Form 10-Q
period 1996-03-31
CAMDEN PROPERTY TRUST
filed 1996-05-15
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number:  1-12110

                           CAMDEN PROPERTY TRUST
           (Exact name of Registrant as specified in its Charter)

              TEXAS                                             76-6088377
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

            3200 Southwest Freeway, Suite 1500, Houston, Texas 77027
                    (Address of principal executive offices)

                                 (713) 964-3555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                 NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 3, 1996, there were 14,667,617 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           CAMDEN PROPERTY TRUST
                       CONSOLIDATED BALANCE SHEETS
(In thousands)
                                 ASSETS

                                             March 31,       December 31,
                                               1996              1995
                                             --------          --------
                                            (Unaudited)
Real estate assets, at cost:
   Land                                      $ 80,857          $ 81,544
   Buildings and improvements                 476,149           471,584
   Projects under development,
      including land                           45,169            54,470
                                             ________          ________
                                              602,175           607,598
   Less: accumulated depreciation             (40,421)          (36,800)
                                             ________          ________
                                              561,754           570,798

Accounts receivable - affiliates                  468               369
Notes receivable - affiliates                   3,569             3,477
Deferred financing and other assets, net        4,883             4,839
Cash and cash equivalents                         442               236
Restricted cash - escrow deposits               1,357             2,633
                                             ________          ________
      Total assets                           $572,473          $582,352
                                             ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
       Unsecured                             $125,071          $122,783
       Secured                                117,241           112,676
   Accounts payable                             6,572             8,300
   Accrued real estate taxes                    3,654            11,865
   Accrued expenses and other liabilities       7,508             6,276
   Dividends payable                            6,897             6,623
                                             ________          ________
      Total liabilities                       266,943           268,523

7.33% Convertible Subordinated Debentures      44,050            44,050

Preferred Shares of Beneficial Interest             -             1,950

Shareholders' Equity:
   Common shares of beneficial interest           147               145
   Additional paid-in capital                 303,227           299,808
   Distributions in excess of net income      (38,272)          (29,625)
   Unearned restricted share awards            (3,622)           (2,499)
                                             ________          ________
      Total shareholders' equity              261,480           267,829
                                             ________          ________
          Total liabilities and
           shareholders' equity              $572,473          $582,352
                                             ========          ========

                See Notes to Consolidated Financial Statements.

                           CAMDEN PROPERTY TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

(In thousands, except per share amounts)
                                            Three Months Ended March 31,
                                            ----------------------------
                                                1996           1995
                                               -------       -------
Revenues
   Rental income                               $25,145       $21,510
   Other income                                  1,445         1,038
                                               _______       _______
      Total revenues                            26,590        22,548

Expenses
   Property operating and
    maintenance                                  9,263         7,853
   Real estate taxes                             3,225         2,881
   General and administrative                    1,109           998
   Interest                                      4,060         2,981
   Depreciation and amortization                 5,523         4,720
                                               _______       _______
      Total expenses                            23,180        19,433
                                               _______       _______
Income before gain on sales of properties
   and extinguishment of hedges upon debt
   refinancing                                   3,410         3,115

Gain on sales of properties                        195

Extinguishment of hedges upon
   debt refinancing                             (5,351)
                                               _______       _______

Net income(loss)                                (1,746)        3,115

Preferred share dividends                           (4)          (10)
                                               _______       _______
Net income(loss) to common
 shareholders                                  $(1,750)      $ 3,105
                                               =======       =======
Net income(loss) per common
   share and common equivalent share           $ (0.12)      $  0.22

Distributions declared per
 common share                                  $  0.475      $ 0.46

Weighted average number of
 common and common equivalent
 shares outstanding                              14,512       14,312

                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)
                                                For the Quarter Ended March 31,
                                                -------------------------------
                                                      1996          1995
                                                    --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (1,746)       $ 3,115
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     5,523          4,720
    Gain on sales of properties                        (195)
    Extinguishment of hedges upon debt refinancing    5,351
    Net change in operating accounts                 (6,628)        (4,937)
                                                   ________        _______
    Net cash provided by operating activities         2,305          2,898

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from issuance of common shares, net           10
  Investment in real estate assets                  (15,301)       (17,459)
  Net proceeds from sales of properties              19,436
  Increase in notes receivable for net advances
    to affiliates                                       (92)          (116)
  Decrease in earnest money deposits                     75            100
  Other                                                 (24)           (32)
                                                   ________        _______
    Net cash provided by (used in) investing
      activities                                      4,104        (17,507)

CASH FLOW FROM FINANCING ACTIVITIES
  Net (decrease) increase in lines of credit        (97,283)        14,559
  Proceeds from notes payable                       104,359         10,415
  Extinguishment of hedges upon debt refinancing     (5,351)
  Principal reduction on notes payable                 (223)        (4,098)
  Distributions to common shareholders               (6,623)        (6,280)
  Cash dividends paid to preferred shareholders                        (10)
  Payment of  loan costs                             (1,184)           (60)
  Other                                                 102             47
                                                   ________        _______
    Net cash provided by (used in) financing
      activities                                     (6,203)        14,573
                                                   ________        _______
    Net increase (decrease) in cash and cash
      equivalents                                       206            (36)

Cash and cash equivalents, beginning of period          236            241
                                                   ________        _______
Cash and cash equivalents, end of period           $    442        $   205
                                                   ========        =======
SUPPLEMENTAL INFORMATION
 Cash paid for interest, net of interest
   capitalized                                     $  3,196        $ 1,958
 Interest capitalized                              $  1,424        $ 1,067
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Shares issued under benefit plans                 $  1,690        $ 1,984
 Conversion of preferred shares                    $  1,950

              See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Interim Unaudited Financial Information

     The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Summary

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of March 31, 1996, the Company owned and operated 49 multifamily properties located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso and Tucson. These 49 properties contained 16,737 apartment units and had a weighted average occupancy rate of 94.1% for the quarter ended March 31, 1996. The Company is developing four multifamily properties in Houston, Dallas and Phoenix which will, when completed, add 1,552 units to its portfolio, and has three properties on which it intends to develop an estimated 1,010 units.

Property Update

     During the first quarter of 1996, the Company completed construction of the 516-unit Vanderbilt Square apartments in Houston and the 288-unit Breakers apartments in Corpus Christi. As of March 31, 1996, the properties were near stabilization as occupancies reached 75% and 68%. These properties were 81% and 73% leased, respectively.

    Construction was begun during the quarter on The Park at Sugar Grove apartments, a 380-unit property in the Houston area, and Arrowhead Springs apartments, a 288-unit property in the Phoenix area. These properties are expected to be ready for first occupancy during the second half of 1996 with stabilization to occur during 1997.

     The Company seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt. During the first quarter of 1996, the Company disposed of three properties for slightly in excess of their net book value of $19.2 million. These properties contained 117 units in Houston, 476 units in Dallas and 216 units in San Antonio.

     See note 7, "Subsequent Events", regarding a property acquisition on May 1, 1996.

Other

     In March 1996, the Company announced that its Board of Trust Managers declared a dividend in the amount of $0.475 per common share for the first quarter of 1996. This quarterly dividend represents an increase of $.015 per share from the fourth quarter 1995 and an annualized dividend rate of $1.90 per share, and a 3.3% increase over the $1.84 annualized rate for 1995. The Company intends to continue increasing its dividend annually at a rate which is less than its rate of growth in funds from operation. Management believes that retaining funds from operations in the maximum allowable amounts is in the best interest of the Company's shareholders.

2.  Property Operating and Maintenance Expenses

     Property operating and maintenance expenses included normal repairs and maintenance totaling $1.9 million for the first three months of 1996 and $1.5 million for the same period in 1995. In addition, amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaled $870,000 for the first quarter of 1996 and $445,000 for the same period in 1995 and were included in expense.

3.  Notes Payable

A summary of the Company's notes payable follows:

(In thousands)
                                                      March 31,    December 31,
                                                        1996            1995
                                                    ------------   ------------
Unsecured notes:
   Senior unsecured notes                             $ 99.5          $
   Unsecured credit facility                            25.5           122.8
                                                      ______          ______
                                                       125.0           122.8

Secured notes:
   Construction loans                                   58.3            53.5
   Conventional mortgage loans                          59.0            59.2
                                                      ______          ______
                                                       117.3           112.7
                                                      ______          ______
      Total notes payable                             $242.3          $235.5
                                                      ======          ======
Floating rate debt included in notes payable          $ 33.8          $ 26.3

     During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes ("Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make whole provision. The proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the unsecured credit facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At March 31, 1996, a total of $50 million in interest rate hedging agreements remain in effect. One $25 million contract matures in June 1996 with a bank's option to extend to June 1997. A second $25 million contract matures in July 2000 with a bank's option to extend to July 2002. The actual rate on such $50 million of indebtedness consists of the 5.9% average fixed rate plus the spread over LIBOR, which ranges from 1.5% to 1.8%. Each of these two swaps continue to operate as a hedge to manage the risk of interest rate fluctuations.

     At the end of March 1996, the Company reduced its interest rate on its $150 million unsecured credit facility and on $12.2 million of its construction loans to LIBOR plus 150 basis points or Prime. Subsequent to March 31, 1996, the rate on an additional $9.4 million of construction debt was reduced to 150 basis points over LIBOR or Prime.

4.  Restricted Share Awards

     During the first quarter of 1996, 75,841 restricted share awards were granted in lieu of cash compensation to certain key employees. At March 31, 1996, 227,847 of such shares have been granted since the inception of the 1993 Share Incentive Plan of which 16,196 awards were canceled and 51,664 have vested. The value of the restricted share awards at the date of grant are amortized over vesting periods ranging from three to five years from the date of grant.

5.  Changes in Operating Accounts

     The effect of changes in the operating accounts on cash flows from operating activities is as follows (in thousands):

                                               Quarter Ended March 31,
                                               -----------------------
                                                   1996        1995
                                                 -------     -------
Decrease(increase) in assets:
  Escrow deposits                                $ 1,276     $ 1,226
  Accounts receivable-affiliates                     (99)         68
  Other assets                                       902         320

Increase(decrease) in liabilities:
  Accounts payable                                (1,728)       (224)
  Accrued real estate taxes                       (8,211)     (7,010)
  Accrued expenses and other liabilities           1,232         683
                                                 _______     _______
    Net change in operating accounts             $(6,628)    $(4,937)
                                                 =======     =======

6.  Convertible Preferred Shares

     During the first quarter, all preferred shareholders elected to convert all of their preferred shares into 85,369 common shares. In 1993, the Company issued 84,783 shares of Series A cumulative convertible preferred shares of beneficial interests in exchange for the remaining multifamily operations of the Company's predecessor entities. These operations consisted primarily of asset management and construction activities.

7.  Subsequent Events

     On May 1, 1996, the Company purchased a 400-unit multifamily property in Houston. The property is adjacent to an existing property, Sierra Pines, and the two will be operated as one property. The new addition was 94.5% occupied at closing.

     In the ordinary course of its business, the Company issues letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with the local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contract will provide the purchaser with periods varying from 25 to 90 days during which it will evaluate the properties and conduct its due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that the Company will acquire or sell any property as to which the Company may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a sales contract.

     The Company is currently in the due diligence period on contracts for the purchase of land for development or acquisition of properties. No assurance can be made that the Company will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

     The Company seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt. The Company currently has letters of intent or contracts for the sale of certain properties from potential unaffiliated buyers. No assurances can be made that these transactions will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1995 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of March 31, 1996, the Company owned and operated 49 multifamily properties located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso and Tucson. These 49 properties contained 16,737 apartment units and had a weighted average occupancy rate of 94.1% for the quarter ended March 31, 1996. The Company had four multifamily properties in Houston, Dallas and Phoenix which will, when completed, add 1,552 units to its portfolio, and has three properties on which it intends to develop an estimated 1,010 units.

    Camden's real estate portfolio at December 31, 1995 and March 31, 1996 is summarized as follows:

                            December 31, 1995           March 31, 1996
                           -------------------       -------------------
                           Units  Projects  %*       Units  Projects  %*
                           -----  --------  --       -----  --------  --
Operating Properties
Texas
  Houston                   6,598    20     33%       6,997    19     36%
  Dallas                    6,065    17     30        5,589    16     29
  Austin                    1,745     6      9        1,745     6      9
  Other                     1,513     5      8        1,585     6      8
                           ______    __    ____      ______    __    ____
  Total Texas Properties   15,921    48     79       15,916    47     82
                           ______    __    ____      ______    __    ____
Arizona                       821     2      4          821     2      4
                           ______    __    ____      ______    __    ____
  Total Operating
    Properties             16,742    50     83       16,737    49     87

Projects Under Development**
Texas
  Houston                   1,226     3      6          710     2      4
  Dallas                      920     2      5          920     2      5
  Other                       288     1      1
                           ______    __    ____      ______    __    ____
  Total Texas Properties    2,434     6     12        1,630     4      8
                           ______    __    ____      ______    __    ____

Arizona                       716     2      4          716     2      4
Colorado                      216     1      1          216     1      1
                           ______    __    ____      ______    __    ____
  Total Projects Under
    Development             3,366     9     17        2,562     7     13
                           ______    __    ____      ______    __    ____
Total Properties           20,108    59    100%      19,299    56    100%
                           ======    ==    ====      ======    ==    ====

 *Based on units.
**The totals for projects under development include three projects comprising 1,010 units on which construction has not commenced.

     At March 31, 1996, the Company had four development properties in various stages of development and three properties which it intends to develop as follows:

Development Properties
                                        Estimated
                   Number    Budgeted    Cost to    Estimated    Estimated
Property           of         Cost       Complete   Completion Stabilization
and Location       Units   ($ millions)($ millions)    Date         Date
- - -------------      ------ ------------ ------------ ----------- -------------
Arrowhead Springs   288       $15.3       $13.6      1st Qtr.,   4th Qtr.,
Phoenix, AZ                                            1997         1997

The Park at
 Addison            456        25.3         2.6      2nd Qtr.,    4th Qtr.,
Dallas, TX                                             1996         1996

The Park at
 Sugar Grove        380        19.1        16.0      1st Qtr.,    3rd Qtr.,
Houston, TX                                            1997         1997

Scottsdale Legacy   428        29.0         4.8      3rd Qtr.,    4th Qtr.,
Phoenix, AZ                                            1996         1996
                  _____       _____       _____
                  1,552       $88.7       $37.0
                  =====       =====       =====

Future Development Properties

                                            Estimated
Property and           Number           Total Project Cost    Construction
Location               of Units           ($ millions)         Start Date
- - ------------           --------          -----------------    --------------
The Village at            464                 $24.2           To be determined
 Buckingham
Dallas, TX

Remington                 216                  12.6           To be determined
Denver, CO

Vanderbilt Square II      330                  22.6           To be determined
Houston, TX
                        _____                 _____
                        1,010                 $59.4
                        =====                 =====

Comparison of the Quarter Ended March 31, 1996 to the Quarter Ended March 31,
1995

     The changes in operating results from period to period are primarily the result of the development of 1,586 units and the disposition of three properties containing 809 units since March 31, 1995. During the first quarter of 1996, the completion of the Vanderbilt apartments in Houston and The Breakers apartments in Corpus Christi added 804 units to the portfolio. During this same period, the Company disposed of the above mentioned 809 units consisting of: the 117-unit The Madison apartments in Houston, the 216-unit Wolfe Run apartments in San Antonio and the 476-unit Collins Pointe apartments in Dallas. The weighted average number of units increased by 1,016 units, or 6.4%, from 15,945 to 16,961. Total units owned were 16,737 and 15,960 at March 31, 1996 and 1995, respectively. The portfolio had an average occupancy of 94.1% and 92.7% for the quarter ended March 31, 1996 and 1995, respectively.

     The average rental income per unit per month increased $44 or 9.8%, from $450 to $494 from March 31, 1995 to 1996, respectively. The increase is primarily due to 5.7% higher average rental rates from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio.

     Other income increased by 39.2% or $407,000, from $1.0 million to $1.4 million for the quarter ended March 31, 1995, and 1996, respectively. The increase is due to a larger number of units owned and in operation combined with an increase in third party construction and management fee income of $132,000. Construction and management fee income totaled $279,000 and $147,000 for the quarter ended March 31, 1996 and 1995, respectively.

     Property operating and maintenance expenses and real estate taxes increased $1.8 million, from $10.7 million to $12.5 million, which represents an annual increase of $253 per unit. However, the Company's operating expense ratios decreased slightly over the prior year. This decrease was primarily a result of the change in the property mix due to development. Real estate taxes increased as a result of increases in valuations of renovated properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods increased 2.8% resulting in an 8.3% increase in net operating income from these properties.

     General and administrative expense increased $111,000 from $1.0 million to $1.1 million. However, the Company's ratio of general and administrative expenses to revenues has decreased 6%.

     Interest expense increased 36.2%, from $3.0 million to $4.1 million due to increased indebtedness related to completed development and renovation costs, partially offset by reductions in interest rates. Interest capitalized was $1.4 million and $1.1 million for the quarter ended March 31, 1996 and 1995, respectively.

     Depreciation and amortization increased 17.0% to $5.5 million versus $4.7 million in the prior year. This increase was due primarily to developments and renovations.

Liquidity and Capital Resources

     The Company funds its development and acquisitions through a combination of equity capital, conventional mortgage loans, construction loans and an unsecured revolving credit facility of $150 million with six banks (the "Unsecured Credit Facility"). During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes (the "Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make whole provision. The net proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the unsecured credit facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At March 31, 1996, a total of $50 million in interest rate hedging agreements remain in effect. One $25 million contract matures in June 1996 with a bank's option to extend to June 1997. A second $25 million contract matures in July 2000 with a bank's option to extend to July 2002. The actual rate on such $50 million of indebtedness consists of the 5.9% average fixed rate plus the spread over LIBOR, which ranges from 1.5% to 1.8%. Each of these two hedging agreements continue to operate as a hedge to manage the risk of interest rate fluctuations.

     At the end of March 1996, the Company reduced its interest rate on its $150 million Unsecured Credit Facility and on one of its construction loans to LIBOR plus 150 basis points or Prime. Subsequent to March 31, 1996, the rate on an additional $9.4 million of construction debt was reduced to 150 basis points over LIBOR or Prime.

     On March 15, 1996, the Company declared a first quarter dividend in the amount of $0.475 per common share. The distributions were payable on April 17, 1996 to shareholders of record as of March 29, 1996. The Company intends to continue shareholder distributions in accordance with REIT requirements while maintaining a conservative payout ratio, and expects to continue reducing the payout ratio to the maximum allowable levels by raising the dividends at a rate which is less than the FFO growth rate.

     The Company intends to meet its short-term liquidity requirements through cash flow provided by operations, the Unsecured Credit Facility and construction loans. The Company intends to use senior unsecured debt (such as the Notes) to refinance the construction loans and other secured debt and borrowings under the Unsecured Credit Facility. The Company considers its ability to generate cash to be sufficient, and expects it to continue to be sufficient to meet future operating requirements and shareholder distributions.

Funds from Operations

     Funds from operations for the quarter ended March 31, 1996 increased $1.1 million over the same quarter of 1995, primarily due to properties added to the portfolio and rental growth in the Company's Dallas and Houston markets. Industry analysts generally consider funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and other non-cash items. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. A calculation of FFO follows (in thousands):

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                          1996         1995
                                                         ------       ------
Net income(loss) to common shareholders                 $(1,750)      $3,105
Real estate asset depreciation                            5,336        4,478
Gain on sales of properties                                (195)
Extinguishment of hedges upon debt refinancing            5,351
                                                        _______       ______
   Funds from operations available to
      common shareholders                                 8,742        7,583
Preferred share dividends                                     4           10
                                                        _______       ______
   Total funds from operations                            8,746        7,593
Interest on convertible subordinated debentures             807          876
Amortization of deferred costs on
  convertible debentures                                     79           86
                                                        _______       ______
   Funds from operations - Fully diluted                $ 9,632       $8,555
                                                        =======       ======

     The Company seeks to continue to maintain a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) borrowing at fixed rates; (iv) borrowing on an unsecured basis;
(v) maintaining a substantial number of unencumbered assets; and (vi) maintaining a conservative debt service coverage ratio. At March 31,
1996, the Company's ratio of total debt to total market capitalization was approximately 39% (based on the closing price of $23.125 per common share of beneficial interest, $0.01 par value, of the Company on the New York Stock Exchange composite tape on March 29, 1996). This ratio represents total consolidated debt of the Company (excluding the Company's Convertible Debentures due 2001) as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of the Convertible Debentures, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the Convertible Debentures). The interest coverage ratio was 3.2 times for the first quarter of 1996. At March 31, 1996, 72.4% of the Company's portfolio (based on the number of units) were unencumbered.

Inflation

     The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1  Statement re Computation of Per Share Earnings

         (b)  Reports of Form 8-K

              No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST




G. Steven Dawson                                  May 14, 1996
   (Signature)                                         Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)