Form 10-Q
period 1996-06-30
CAMDEN PROPERTY TRUST
filed 1996-08-13
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                              YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 5, 1996, there were 14,783,592 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           CAMDEN PROPERTY TRUST
                        CONSOLIDATED BALANCE SHEETS

(In thousands)
                                       June 30,     December 31,
                                         1996           1995
                                     ------------   ------------
                                      (Unaudited)
ASSETS
Real estate assets, at cost:
   Land                                $ 85,913       $ 81,544
   Buildings and improvements           501,844        471,584
   Projects under development,
    including land                       38,673         54,470
                                       --------       --------
                                        626,430        607,598
   Less: accumulated depreciation       (45,872)       (36,800)
                                       --------       --------
                                        580,558        570,798
Accounts receivable - affiliates            734            369
Notes receivable - affiliates             3,569          3,477
Deferred financing and other
 assets, net                              4,935          4,839
Cash and cash equivalents                   570            236
Restricted cash - escrow deposits         1,806          2,633
                                       --------       --------
      Total assets                     $592,172       $582,352
                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
      Unsecured                        $141,590       $122,783
      Secured                           119,415        112,676
   Accounts payable                       7,038          8,300
   Accrued real estate taxes              7,337         11,865
   Accrued expenses and other
    liabilities                           7,638          6,276
   Distributions payable                  6,951          6,623
                                       --------       --------
      Total liabilities                 289,969        268,523

7.33% Convertible Subordinated
  Debentures                             41,263         44,050


Preferred Shares of Beneficial
  Interest                                               1,950

Shareholders' Equity:
   Common shares of beneficial interest     148            145
   Additional paid-in capital           305,885        299,808
   Distributions in excess of net
    income                              (41,725)       (29,625)
   Unearned restricted share awards      (3,368)        (2,499)
                                       --------       --------
      Total shareholders' equity        260,940        267,829
                                       --------       --------
          Total liabilities and
            shareholders' equity       $592,172       $582,352
                                       ========       ========

            See Notes to Consolidated Financial Statements.

                     CAMDEN PROPERTY TRUST
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

(In thousands, except per share amounts)

                              Three Months         Six Months
                              Ended June 30,      Ended June 30,
                            ----------------    ----------------
                              1996     1995       1996     1995
                            -------  -------    -------  -------
Revenues
 Rental income              $25,956  $22,202    $51,101  $43,712
 Other income                 1,275    1,296      2,720    2,334
                            -------  -------    -------  -------
  Total revenues             27,231   23,498     53,821   46,046

Expenses
 Property operating and
  maintenance                 9,448    8,343     18,711   16,196
 Real estate taxes            3,323    2,961      6,548    5,842
 General and administrative   1,140      954      2,249    1,952
 Interest                     4,177    3,232      8,237    6,213
 Depreciation and
   amortization               5,645    4,899     11,168    9,619
                            -------  -------    -------  -------
      Total expenses         23,733   20,389     46,913   39,822
                            -------  -------    -------  -------

Income before gain on sales
 of properties and
 extinguishment of hedges
 upon debt refinancing        3,498    3,109      6,908    6,224

Gain on sales of properties                         195

Extinguishment of hedges
 upon debt refinancing                           (5,351)
                            -------  -------    -------  -------
Net income                    3,498    3,109      1,752    6,224

Preferred share dividends                (10)        (4)     (20)
                            -------  -------    -------  -------
Net income to common
 shareholders                $3,498   $3,099     $1,748   $6,204
                            =======  =======    =======  =======

Net income per common and
 common equivalent share     $ 0.24   $ 0.22     $ 0.12   $ 0.43


Distributions declared per
 common share                $0.475   $ 0.46     $ 0.95   $ 0.92

Weighted average number
 of common and common
 equivalent shares
 outstanding                 14,511   14,438     14,512   14,375

         See Notes to Consolidated Financial Statements.

                     CAMDEN PROPERTY TRUST
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

(In thousands)

                                            For the Six Months
                                               Ended June 30,
                                           ---------------------
                                              1996       1995
                                           --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                              $  1,752    $  6,224
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization           11,168       9,619
     Gains on sales of properties              (195)
     Extinguishment of hedges upon debt
       refinancing                            5,351
     Accretion of discount on unsecured
       notes payable                             27
    Net change in operating accounts         (3,196)     (3,081)
                                           --------    --------
    Net cash provided by operating
      activities                             14,907      12,762

CASH FLOW FROM INVESTING ACTIVITIES
   Investment in real estate assets         (39,393)    (44,454)
   Net proceeds from sales of properties     19,436
   Increase in notes receivable for net
     advances to affiliates                     (92)       (685)
   Other                                          7          45
                                           --------    --------
        Net cash used in investing
          activities                        (20,042)    (45,094)

CASH FLOW FROM FINANCING ACTIVITIES
  Net (decrease) increase in lines
    of credit                               (80,783)     30,559
  Proceeds from notes payable               106,883      18,738
  Extinguishment of hedges upon debt
    refinancing                              (5,351)
  Principal reduction on notes payable         (581)     (4,281)
  Distributions to common shareholders      (13,520)    (12,828)
  Payment of  loan costs                     (1,349)       (112)
  Other                                         170          25
                                           --------    --------
    Net cash provided by financing
      activities                              5,469      32,101
                                           --------    --------
    Net increase (decrease) in cash and
      cash equivalents                          334        (231)
Cash and cash equivalents, beginning of
  period                                        236         241
                                           --------    --------
Cash and cash equivalents, end of period   $    570    $     10
                                           ========    ========
SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest
     capitalized                           $  6,831    $  6,091
   Interest capitalized                    $  2,533    $  2,387

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Conversion of 7.33% subordinated
    debentures to common shares, net       $  2,690    $  3,588
  Shares issued under benefit plans        $  1,678    $  1,984
  Conversion of preferred shares and
    dividends                              $  1,954

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

    THE ACCOMPANYING INTERIM UNAUDITED FINANCIAL INFORMATION HAS BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS, ALTHOUGH MANAGEMENT BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS AND ELIMINATIONS, CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS, NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION OF CAMDEN PROPERTY TRUST AS OF JUNE 30, 1996 AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 HAVE BEEN INCLUDED. THE RESULTS OF OPERATIONS FOR SUCH INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE FULL YEAR.

SUMMARY

    Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of June 30, 1996, the Company owned and operated 50 multifamily properties located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso and Tucson. These 50 properties contained 17,593 apartment units and had a weighted average occupancy rate of 94.2% for the quarter ended June 30, 1996. The Company is developing three multifamily properties in Houston and Phoenix which will, when completed, add 1,096 units to its portfolio, and has three properties on which it intends to develop an estimated 1,010 units.

PROPERTY UPDATE

    During the first six months of 1996, the Company completed construction of the 456-unit The Park at Addison apartments in Dallas, the 516-unit Vanderbilt Square apartments in Houston and the 288-unit Breakers apartments in Corpus Christi. As of June 30, 1996, Vanderbilt Square and The Breakers had stabilized as occupancies reached 98% and 95%, respectively and leasing reached 100% and 99%, respectively. The Park at Addison was 68% leased and 55% occupied as of June 30, 1996.

    During the first quarter, construction began on The Park at Sugar Grove apartments, a 380-unit property in the Houston area, and Arrowhead Springs apartments, a 288-unit property in the Phoenix area. These properties are expected to be ready for first occupancy during the second half of 1996 with stabilization to occur during 1997.

    On May 1, 1996, the Company purchased a 400-unit multifamily property in Houston adjacent to an existing property, Sierra Pines. The two properties will be operated as one property utilizing the existing property management and staff at Sierra Pines.

    The Company seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt. During the first quarter of 1996, the Company disposed of three properties for slightly in excess of their net book value of $19.2 million. These properties contained 117 units in Houston, 476 units in Dallas and 216 units in San Antonio. See note 8, "Subsequent Events", regarding a property disposition on July 1, 1996.

OTHER

    In June 1996, the Company announced that its Board of Trust Managers declared a dividend in the amount of $0.475 per common share for the second quarter of 1996. This quarterly dividend represents an annualized dividend rate of $1.90 per share, and a 3.3% increase over the $1.84 annualized rate for 1995.

2.  PROPERTY OPERATING AND MAINTENANCE EXPENSES

    Property operating and maintenance expenses included normal repairs and maintenance totaling $4.0 million for the first six months of 1996 and $3.4 million for the same period in 1995. In addition, amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaled $1.8 million for the first six months of 1996 and $1.0 million for the same period in 1995 and were included in expense.

3.  NOTES PAYABLE

A summary of the Company's notes payable follows:

(In thousands)

                                                          June 30,  December 31,
                                                            1996       1995
                                                          --------   --------
Unsecured notes:
     Senior unsecured notes ..........................    $   99.6   $   --
     Unsecured credit facility .......................        42.0      122.8
                                                          --------   --------
                                                             141.6      122.8
Secured notes:
     Construction loans ..............................        60.6       53.5
     Conventional mortgage loans .....................        58.8       59.2
                                                          --------   --------
                                                             119.4      112.7
                                                          --------   --------
        Total notes payable ..........................    $  261.0   $  235.5
                                                          ========   ========
Floating rate debt included in notes payable .........    $   77.6   $   26.3

    During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes ("Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the

Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make-whole provision. The proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the unsecured credit facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At June 30, 1996, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The actual rate on such $25 million of indebtedness is a 6.14% fixed rate plus a 150 basis point spread over LIBOR. This swap continues to operate as a hedge to manage the risk of interest rate fluctuations.

    During the first six months of 1996, the Company reduced its interest rate on its $150 million unsecured credit facility and on $21.6 million of its construction loans to LIBOR plus 150 basis points or Prime.

4.  RESTRICTED SHARE AWARDS

    During the first quarter of 1996, restricted shares, aggregating 75,841 shares, were granted in lieu of cash compensation to certain key employees and non-employee trust managers. At the end of the second quarter, 227,847 of such shares had been granted since the inception of the 1993 Share Incentive Plan of which 17,665 awards were canceled and 56,152 have vested. The value of the restricted share awards at the date of grant are amortized over vesting periods ranging from three to five years from the date of grant.

5.  CHANGES IN OPERATING ACCOUNTS

    The effect of changes in the operating accounts on cash flows from operating activities is as follows (in thousands):

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                          1996          1995
                                                         -------       -------
Decrease (increase) in assets:
   Escrow deposits .................................     $   827       $   837
   Accounts receivable - affiliates ................        (365)         (292)
   Other assets ....................................         770          (325)

Increase (decrease) in liabilities:
   Accounts payable ................................      (1,262)        1,160
   Accrued real estate taxes .......................      (4,528)       (4,016)
   Accrued expenses and other liabilities ..........       1,362          (445)
                                                         -------       -------
      Net change in operating accounts .............     $(3,196)      $(3,081)
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

7.  CONVERTIBLE SUBORDINATED DEBENTURES

    In June 1996, debentures in the principal amount of $2.8 million converted into 116,125 common shares on or before the record date for the quarterly dividend. The related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, $97,000 of unamortized debenture issue costs were reclassified to equity. Had all converted debentures converted as of the beginning of the periods, net income per common and common equivalent share would have remained at $0.24 and $0.12 per share for the three months and six months ended June 30, 1996, respectively.

8.  SUBSEQUENT EVENTS

    On July 1, 1996, the Company sold a 166-unit multifamily property in Houston. The property, which was purchased in the Company's initial public offering, was sold for $3.6 million resulting in a net loss on sale of $260,000.

    On August 1, 1996, the Company acquired an 11.5-acre site located in Fort Worth, Texas where it plans to develop a garden-style apartment community containing 268 units. The project cost is estimated to be $14 million. A definitive construction start date has not been announced.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ALL OF THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AS WELL AS THE AUDITED FINANCIAL STATEMENTS APPEARING IN THE COMPANY'S 1995 ANNUAL REPORT TO SHAREHOLDERS. WHERE APPROPRIATE, COMPARISONS ARE MADE ON A DOLLARS-PER-WEIGHTED-AVERAGE-UNIT BASIS IN ORDER TO ADJUST FOR CHANGES IN THE NUMBER OF UNITS OWNED DURING EACH PERIOD. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF THE SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING:
CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS THAT COULD IMPACT DEMAND FOR THE COMPANY'S PRODUCT AND CHANGES IN FINANCIAL MARKETS AND INTEREST RATES IMPACTING THE COMPANY'S ABILITY TO MEET ITS FINANCING NEEDS AND OBLIGATIONS.

    Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of June 30, 1996, the Company owned and operated 50 multifamily properties located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso and Tucson. These 50 properties contained 17,593 apartment units and had a weighted average occupancy rate of 94.2% for the quarter ended June 30, 1996. The Company had three multifamily properties in Houston and Phoenix which will, when completed, add 1,096 units to its portfolio, and had three properties on which it intends to develop an estimated 1,010 units.

    Camden's real estate portfolio at December 31, 1995 and June 30, 1996 is summarized as follows:

                                    December 31, 1995         June 30, 1996
                                   --------------------    --------------------
                                   Units  Projects   %*    Units  Projects   %*
                                   ------   -----   ---    ------   -----   ---
OPERATING PROPERTIES
Texas
   Houston .....................    6,598      20    33%    7,397      20    37%
   Dallas ......................    6,065      17    30     6,045      17    31
   Austin ......................    1,745       6     9     1,745       6     9
   Other .......................    1,513       5     8     1,585       5     8
                                   ------   -----   ---    ------   -----   ---
   Total Texas Properties ......   15,921      48    79    16,772      48    85

Arizona ........................      821       2     4       821       2     4
                                   ------   -----   ---    ------   -----   ---
   Total Operating Properties ..   16,742      50    83    17,593      50    89
                                   ------   -----   ---    ------   -----   ---

PROJECTS UNDER DEVELOPMENT**
Texas
   Houston .....................    1,226       3     6       710       2     4
   Dallas ......................      920       2     5       464       1     2
   Other .......................      288       1     1      --      --     --
                                   ------   -----   ---    ------   -----   ---
   Total Texas Properties ......    2,434       6    12     1,174       3     6

Arizona ........................      716       2     4       716       2     4
Colorado .......................      216       1     1       216       1     1
                                   ------   -----   ---    ------   -----   ---
   Total Projects Under
     Development ...............    3,366       9    17     2,106       6    11
                                   ------   -----   ---    ------   -----   ---
        Total Projects .........   20,108      59   100%   19,699      56   100%
                                   ------   -----   ---    ------   -----   ---
- -----------
*   Based on units

** The totals for projects under development include three projects comprising 1,010 units on which construction has not commenced.

At June 30, 1996, the Company had three development properties in various stages of construction and three properties which it intends to develop as follows:

CONSTRUCTION PROPERTIES

                         NUMBER    BUDGETED   ESTIMATED    ESTIMATED      ESTIMATED
                           OF        COST      PERCENT    COMPLETION    STABILIZATION
PROPERTY AND LOCATION    UNITS   ($ MILLIONS) COMPLETE       DATE            DATE
- ------------------------------------------------------------------------------------------
Arrowhead Springs
    Phoenix, AZ .......    288   $   15.3        25%    1st Qtr., 1997   4th Qtr., 1997
The Park at Sugar Grove
   Houston, TX ........    380       19.1        45%    1st Qtr., 1997   3rd Qtr., 1997
Scottsdale Legacy
   Phoenix, AZ ........    428       29.0        97%    3rd Qtr., 1996   1st Qtr., 1997
                         -----   --------
                         1,096   $   63.4
                         =====   ========

Historically, the Company has staged its construction to allow leasing and occupancy during the construction period thereby minimizing vacancies during construction and at full completion of the project. The Company's accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied units are expensed against revenues generated by those units as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such units are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or one year from opening the leasing office, whichever occurs first, all units are considered operating and the Company begins expensing all items that were previously considered as carrying costs.

FUTURE DEVELOPMENT PROPERTIES*

                           ESTIMATED       ESTIMATED
                             NUMBER    TOTAL PROJECT COST     CONSTRUCTION
PROPERTY AND LOCATION       OF UNITS      ($ MILLIONS)         START DATE
- --------------------------------------------------------------------------------
Buckingham
   Dallas, TX                  464            $24.2            To be determined
Remington
   Denver, CO                  216             12.6            To be determined
Vanderbilt Square II
   Houston, TX                 330             22.6            To be determined
                             -----           ------
                             1,010            $59.4
                             =====           ======
- ------------
*  Does not include the proposed 268 units planned for the land acquired
   August 1, 1996 located in Fort Worth, Texas.

COMPARISON OF THE QUARTER ENDED JUNE 30, 1996 AND JUNE 30, 1995

   The changes in operating results from period to period are primarily due to the development of four properties and an expansion of an existing property all aggregating 1,644 units, the acquisition of an adjoining property containing 400 units and the disposition of three properties containing 809 units since June 30, 1995. During the second quarter of 1996, the completion of The Park at Addison apartments in Dallas added 456 units to the portfolio. The weighted average number of units for the second quarter of 1996 increased by 1,057 units, or 6.6%, from 16,117 to 17,174. Total units owned were 17,593 and 16,358 at June 30, 1996 and 1995, respectively. The portfolio had an average occupancy of 94.2% and 92.8% for the quarter ended June 30, 1996 and 1995, respectively.

   The average rental income per unit per month increased $45 or 9.8%, from $459 to $504 for the second quarter of 1995 to 1996, respectively. The increase is primarily due to 5.6% higher average rental rates from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio.

   Other income remained constant at $1.3 million for the quarters ended June 30, 1995, and 1996. An increase in other income due to a larger number of units owned and in operation was offset by a decrease in third party construction and management fee income of $277,000. Construction and management fee income totaled $48,000 and $325,000 for the quarter ended June 30, 1996 and 1995, respectively.

   Property operating and maintenance expenses and real estate taxes increased $1.5 million, from $11.3 million to $12.8 million, which represents an annual increase of $169 per unit. The Company's operating expense ratios decreased slightly over the prior year primarily as a result of the change in the property mix due to development. Real estate taxes increased as a result of increases in valuations of renovated and developed properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods increased 2.5% resulting in an 8.3% increase in net operating income from these properties.

   General and administrative expense increased $186,000 from $1.0 million to $1.1 million, a rate consistent with the overall increase in revenues.

   Interest expense increased 31.3%, from $3.2 million to $4.2 million due to increased indebtedness related to completed development and renovation costs, partially offset by reductions in interest rates. Interest capitalized was $1.1 million and $1.3 million for the quarter ended June 30, 1996 and 1995, respectively.

   Depreciation and amortization increased 14.3% to $5.6 million versus $4.9 million in the prior year. This increase was due primarily to developments and renovations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND  JUNE 30, 1995

   The changes in operating results from period to period are primarily due to the development of four properties and an expansion of an existing property containing 1,644 units, the acquisition of an adjoining property containing 400 units and the disposition of three properties containing 809 units since June 30, 1995. During the first six months of 1996, the completion of The Park at Addison apartments in Dallas, the Vanderbilt apartments in Houston and The Breakers apartments in Corpus Christi added 1,260 units to the portfolio. During this same period, the Company disposed of The Madison apartments in Houston (117 units), the Wolfe Run apartments in San Antonio (216 units), and the Collins Pointe apartments in Dallas (476 units). The weighted average number of units increased by 1,036 units, or 6.4%, from 16,032 to 17,068 as a result of acquisitions and development.

   The average rental income per unit per month increased $45 or 9.9%, from $454 to $499 for the six months ended June 30, 1995 to 1996, respectively. The increase is primarily due to 5.6% higher average rental rates from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio.

   Other income increased by 16.8% or $386,000, from $2.3 million to $2.7 million for the six months ended June 30, 1995, and 1996, respectively. The increase is due to a larger number of units owned and in operation and increased interest income partially offset by a decrease in third party construction and management fee income of $145,000. Construction and management fee income totaled $327,000 and $472,000 for the six months ended June 30, 1996 and 1995, respectively.

   Property operating and maintenance expenses and real estate taxes increased $3.3 million, from $22.0 million to $25.3 million, which represents an annual increase of $211 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of the change in the property mix due to development. Real estate taxes increased as a result of increases in valuations of renovated and developed properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods increased 2.0% resulting in an 8.7% increase in net operating income from these properties.

   General and administrative expense increased $297,000 from $2.0 million to $2.2 million, a rate consistent with the overall increase in revenues.

   Interest expense increased 32.3%, from $6.2 million to $8.2 million due to increased indebtedness related to completed development and renovation costs, partially offset by reductions in interest rates. Interest capitalized was $2.5 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively.

   Depreciation and amortization increased 16.7% to $11.2 million versus $9.6 million in the prior year. This increase was due primarily to developments and renovations.

LIQUIDITY AND CAPITAL RESOURCES

   The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets. During the six months ended June 30, 1996, the Company incurred $28.9 million in development costs and $6.7 million in acquisition costs for new properties. The Company also seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The $19.4 million in net proceeds from these sales during the first quarter were reinvested in acquisitions or developments or used to retire debt.

   The Company funds its development and acquisitions through a combination of equity capital, conventional mortgage loans, construction loans and an unsecured revolving credit facility of $150 million with six banks (the "Unsecured Credit Facility"). During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes (the "Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make whole provision. The net proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the unsecured credit facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At June 30, 1996, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The actual rate on such $25 million of indebtedness is a 6.14% average fixed rate plus a 150 basis point spread over LIBOR. This swap continues to operate as a hedge to manage the risk of interest rate fluctuations.

   During the first six months of 1996, the Company reduced its interest rate on its $150 million Unsecured Credit Facility and on $21.6 million of its construction loans to LIBOR plus 150 basis points or Prime.

   On June 12, 1996, the Company declared a second quarter dividend in the amount of $0.475 per common share. The distributions were payable on July 17, 1996 to shareholders of record as of June 28, 1996. The Company intends to continue shareholder distributions in accordance with REIT requirements while maintaining a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends at a rate which is less than the funds from operations ("FFO") growth rate.

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

FUNDS FROM OPERATIONS

   Funds from operations for the three months and the six months ended June 30, 1996 increased $0.9 million and $1.9 million, respectively, over the same periods of 1995, primarily due to properties added to the portfolio and rental growth in the Company's Dallas and Houston markets. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and other non-cash items. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. A calculation of FFO follows (in thousands):

                                                       Quarter Ended     Six Months Ended
                                                          June 30,            June 30,
                                                      ---------------   -------------------
                                                       1996     1995      1996       1995
                                                      ------   ------   --------    -------
Net income to common shareholders .................   $3,498   $3,099   $  1,748    $ 6,204
Real estate asset depreciation ....................    5,451    4,667     10,787      9,145
Gain on sales of properties .......................     --       --         (195)      --
Extinguishment of hedges upon debt refinancing ....     --       --        5,351       --
                                                      ------   ------   --------    -------
  Funds from operations available to common
      shareholders ................................    8,949    7,766     17,691     15,349
Preferred share dividends .........................     --         10          4         20
                                                      ------   ------   --------    -------
   Total funds from operations ....................    8,949    7,776     17,695     15,369
Interest on convertible subordinated debentures          756      807      1,563      1,683
Amortization of deferred costs on convertible
   debentures .....................................       80       80        159        166
                                                      ------   ------   --------    -------
   Funds from operations - fully diluted ..........   $9,785   $8,663   $ 19,417    $17,218
                                                      ======   ======   ========    =======

   The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. During the six months ended June 30, 1996, the Company capitalized $3.8 million of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

   The Company seeks to continue to maintain a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) borrowing at fixed rates; (iv) borrowing on an unsecured basis;
(v) maintaining a substantial number of unencumbered assets; and (vi) maintaining a conservative debt service coverage ratio. At June 30, 1996, the Company's ratio of total debt to total market capitalization was approximately 40% (based on the closing price of $23.75 per common share of beneficial interest, $0.01 par value, of the Company on the New York Stock Exchange composite tape on June 28, 1996). This ratio represents total consolidated debt of the Company (excluding the Company's Convertible Debentures due 2001) as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of the Convertible Debentures, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the Convertible Debentures). The interest coverage ratio was 3.2 times for the second quarter of 1996. At June 30, 1996, 71.6% of the Company's portfolio (based on the number of units) were unencumbered.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

       (a)    The Company's Annual Meeting of Shareholders was held May 2, 1996.

       (c) (1) The Shareholders elected the five Trust Managers nominated by the Board of Trust Managers:

                                                                     Broker
                       AFFIRMATIVE     NEGATIVE     ABSTENTIONS     NON-VOTES
Richard J. Campo        11,065,396      18,750           0              0
D. Keith Oden           11,065,396      18,750           0              0
George A. Hrdlicka      11,065,396      18,750           0              0
F. Gardner Parker       11,065,196      18,950           0              0
Steven A. Webster       11,065,396      18,750           0              0

              (2) The Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1996.

                                                                     Broker
                       AFFIRMATIVE     NEGATIVE     ABSTENTIONS     NON-VOTES
                        11,053,100      15,087        15,957            3

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1  Statement re Computation of Per Share Earnings

         (b)  Reports of Form 8-K

              No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

                                     - 16 -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. STEVEN DAWSON                                August 13, 1996
G. Steven Dawson                                    Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)