Form 10-Q
period 1996-09-30
CAMDEN PROPERTY TRUST
filed 1996-11-13
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number:  1-12110

                      CAMDEN PROPERTY TRUST
      (Exact name of Registrant as specified in its Charter)


     TEXAS                                   76-6088377
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)                   Number)

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

As of November 4, 1996, there were 16,308,185 shares of Common
Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       CAMDEN PROPERTY TRUST
                    CONSOLIDATED BALANCE SHEETS

(In thousands)
                              ASSETS

                                      September 30,  December 31,
                                          1996           1995
                                      ------------   ------------
                                      (Unaudited)
Real estate assets, at cost:
  Land                                  $ 86,769        $ 81,544
  Buildings and improvements             512,519         471,584
  Projects under development,
    including land                        40,238          54,470
                                        --------        --------
                                         639,526         607,598
  Less: accumulated depreciation         (51,321)        (36,800)
                                        --------        --------
                                         588,205         570,798
Accounts receivable - affiliates             353             369
Notes receivable - affiliates              3,686           3,477
Deferred financing and other
  assets, net                              5,341           4,839
Cash and cash equivalents                  1,930             236
Restricted cash - escrow deposits          1,873           2,633
                                        --------        --------
   Total assets                         $601,388        $582,352
                                        ========        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Notes payable:
    Unsecured                           $180,609        $122,783
    Secured                               93,050         112,676
  Accounts payable                         5,225           8,300
  Accrued real estate taxes               10,480          11,865
  Accrued expenses and other
    liabilities                            5,678           6,276
  Distributions payable                    6,987           6,623
                                        --------        --------
    Total liabilities                    302,029         268,523

7.33% Convertible Subordinated
  Debentures                              40,763          44,050

Preferred Shares of Beneficial Interest        -           1,950

Shareholders' Equity:
  Common shares of beneficial interest       149             145
  Additional paid-in capital             307,779         299,808
  Distributions in excess of net income  (45,911)        (29,625)
  Unearned restricted share awards        (3,421)         (2,499)
                                        --------        --------
    Total shareholders' equity           258,596         267,829
                                        --------        --------
       Total liabilities and
         shareholders' equity           $601,388        $582,352
                                        ========        ========


           See Notes to Consolidated Financial Statements.

                      CAMDEN PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

(In thousands, except per share amounts)

                           Three Months Ended  Nine Months Ended
                              September 30,       September 30,
                           ------------------  -----------------
                              1996     1995       1996    1995
                            -------  -------    ------- -------
Revenues
  Rental income             $27,066  $23,697    $78,167 $67,409
  Other income                1,702    1,388      4,422   3,722
                            -------  -------    ------- -------
    Total revenues           28,768   25,085     82,589  71,131

Expenses
  Property operating and
   maintenance               10,181    9,280     28,892  25,476
  Real estate taxes           3,357    2,994      9,905   8,836
  General and administrative  1,153    1,047      3,402   2,999
  Interest                    4,747    3,581     12,984   9,794
  Depreciation and
   amortization               6,279    5,266     17,447  14,885
                            -------  -------    ------- -------
    Total expenses           25,717   22,168     72,630  61,990
                            -------  -------    ------- -------

Income before loss on
 sales of properties and
 extinguishment of hedges
 upon debt refinancing        3,051    2,917      9,959   9,141

Loss on sales of properties    (250)       -        (55)      -

Extinguishment of hedges
 upon debt refinancing            -        -     (5,351)      -
                            -------  -------    ------- -------

Net income                    2,801    2,917      4,553   9,141

Preferred share dividends         -       (9)        (4)    (29)
                            -------  -------    ------- -------

Net income to common
 shareholders               $ 2,801  $ 2,908    $ 4,549 $ 9,112
                            =======  =======    ======= =======

Net income per common
 and common equivalent
 share                      $  0.19  $  0.20    $  0.31 $  0.63

Distributions declared
 per common share           $ 0.475  $  0.46    $ 1.425 $  1.38

Weighted average number
 of common and common
 equivalent shares
 outstanding                 14,695   14,471     14,573  14,408


            See Notes to Consolidated Financial Statements.

                        CAMDEN PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(In thousands)

                                        For the Nine Months Ended
                                              September 30,
                                        -------------------------
                                             1996        1995
                                           --------    -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                               $  4,553    $ 9,141
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization            17,447     14,885
    Loss on sales of properties                  55          -
    Extinguishment of hedges upon debt
      refinancing                             5,351          -
    Accretion of discount on unsecured
      notes payable                              46          -
    Net change in operating accounts         (3,872)     3,748
                                           --------    -------
    Net cash provided by operating
      activities                             23,580     27,774

CASH FLOW FROM INVESTING ACTIVITIES
  Investment in real estate assets          (56,738)   (73,580)
  Net proceeds from sales of properties      23,013          -
  Increase in notes receivable for net
    advances to affiliates                     (209)      (783)
  Other                                           4         (7)
                                           --------    -------
    Net cash used in investing
      activities                            (33,930)   (74,370)

CASH FLOW FROM FINANCING ACTIVITIES
  Net (decrease) increase in lines
    of credit                               (41,783)    41,759
  Proceeds from notes payable               106,883     30,650
  Extinguishment of hedges upon
    debt refinancing                         (5,351)
  Principal reduction on notes payable      (26,947)    (4,466)
  Distributions to common shareholders      (20,471)   (19,448)
  Payment of loan costs                      (1,549)      (559)
  Other                                       1,262        141
                                           --------    -------
    Net cash provided by financing
      activities                             12,044     48,077
                                           --------    -------
    Net increase in cash and cash
      equivalents                             1,694      1,481

Cash and cash equivalents,
  beginning of period                           236        241
                                           --------    -------
Cash and cash equivalents,
  end of period                            $  1,930    $ 1,722
                                           ========    =======

SUPPLEMENTAL INFORMATION
  Cash paid for interest, net of
    interest capitalized                   $ 13,558    $ 8,437
  Interest capitalized                     $  3,389    $ 3,892

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Conversion of 7.33% subordinated
    debentures to common shares, net       $  3,173    $ 3,588
  Shares issued under benefit plans        $  1,960    $ 1,916
  Conversion of preferred shares and
    dividends                              $  1,954          -


          See Notes to Consolidated Financial Statements.

                      CAMDEN PROPERTY TRUST
           Notes to Consolidated Financial Statements
                           (Unaudited)

1.  Interim Unaudited Financial Information

    The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 1996 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Summary

    Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of September 30, 1996, the Company owned and operated 49 multifamily properties containing 17,855 units located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso, Phoenix and Tucson. These 49 properties had a weighted average occupancy rate of 94.5% for the quarter ended September 30, 1996. The Company is developing four multifamily properties in Houston, Dallas, and Phoenix which will, when completed, add 1,510 units to its portfolio and has two properties on which it intends to develop an estimated 448 units.

Property Update

    During the first nine months of 1996, the Company completed construction of the 428-unit Scottsdale Legacy apartments in Phoenix, the 456-unit Park at Addison apartments in Dallas, the 516-unit Vanderbilt Square apartments in Houston and the 288-unit Breakers apartments in Corpus Christi. During the second quarter, Vanderbilt Square and the Breakers had stabilized. As of September 30, 1996, the Park at Addison and Scottsdale Legacy were 87% and 91% leased and 82% and 81% occupied, respectively.

    At the end of the third quarter of 1996, construction began on the Village at Buckingham apartments, a 464-unit property in Dallas, and on the second phase of the 378-unit Vanderbilt Square apartments in Houston. These properties are expected to be ready for first occupancy during the first half of 1997 with stabilization expected to occur during 1998.

    Construction continued on the Park at Sugar Grove apartments, a 380-unit property in Houston. The property was 22% leased and 17% occupied as of September 30, 1996. Construction began on this property and Arrowhead Springs apartments, a 288-unit property in Phoenix, during the first quarter of 1996. Arrowhead Springs should be ready for first occupancy during the fourth quarter of 1996 and stabilization of both of these properties is expected to occur during 1997.

    On May 1, 1996, the Company purchased a 400-unit multifamily property in Houston adjacent to an existing property, Sierra
Pines. The two properties are operated as one, utilizing the existing property management and staff at Sierra Pines.

    On August 1, 1996, the Company acquired an 11.5-acre site located in the Dallas area where it plans to develop the Park at CentrePort, a garden-style apartment community containing
268 units. Construction is scheduled to begin early in 1997 and the project cost is estimated to be approximately $14 million.

    The Company seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt. On July 1, 1996, the Company sold a 166-unit property in Houston. The property, which was purchased in the Company's initial public offering, was sold for $3.6 million resulting in a net loss on sale of $250,000. During the first quarter of 1996, the Company disposed of three properties for slightly in excess of their net book value of $19.2 million. These properties contained 117 units in Houston, 476 units in Dallas and 216 units in San Antonio. The Company expects to close on the sale of the 244-unit Armand Place apartments in Houston during the fourth quarter of 1996 at a price which exceeds the net book value.

Other

    In September 1996, the Company announced that its Board of Trust Managers declared a dividend in the amount of $0.475 per common share for the third quarter of 1996. This quarterly dividend represents an annualized dividend rate of $1.90 per share.

2.  Notes Payable

A summary of the Company's notes payable follows:


(In thousands)
                                     September 30,   December 31,
                                         1996             1995
                                     -------------   ------------
Unsecured notes:
  6 5/8%  Senior Notes, due 2001        $ 99.6          $    -
  Credit facility                         81.0           122.8
                                        ------          ------
                                         180.6           122.8
Secured notes:
  Construction loans                      34.5            53.5
  Conventional mortgage loans             58.6            59.2
                                        ------          ------
                                          93.1           112.7
                                        ------          ------
     Total notes payable                $273.7          $235.5
                                        ======          ======

Floating rate debt included in
  notes payable                         $ 90.5          $ 26.3


    The Company funds its development and acquisitions through a combination of equity capital, conventional mortgage loans, construction loans and an unsecured revolving credit facility of $150 million with five banks (the "Unsecured Credit Facility"). During the third quarter of 1996, the Company retired three construction loans aggregating $26.0 million utilizing the Unsecured Credit Facility. On October 16, 1996, the Company completed a common equity offering from its previously filed shelf registration statement (the "Offering") selling 1,090,000 shares at a gross price of $25.875 per share. The net proceeds of $27.6 million were used to retire an additional construction loan which had an outstanding balance at September 30, 1996 of $25.1 million (see Note 8, "Subsequent Events" for further discussion of the Offering). After the retirement of these construction loans, including the $25.1 million repayment on October 16, 1996, the Company has one $9.4 million construction loan outstanding. The interest rates on the remaining construction loan and the Unsecured Credit Facility were reduced to LIBOR plus 150 basis points or Prime during 1996.

    During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes ("Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make-whole provision. The proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the Unsecured Credit Facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At September 30, 1996, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The actual rate on such $25 million of indebtedness is 6.14% fixed, plus a 150 basis point spread, or 7.64%. This swap continues to operate as a hedge to manage the risk of interest rate fluctuations.

3.  Changes in Operating Accounts

    The effect of changes in the operating accounts on cash flows from operating activities is as follows (in thousands):

                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                 1996      1995
                                               -------   -------
Decrease (increase) in assets:
  Escrow deposits                             $   760     $  338
  Accounts receivable - affiliates                 16        (42)
  Other assets                                    410       (539)

Increase (decrease) in liabilities:
  Accounts payable                             (3,075)     3,606
  Accrued real estate taxes                    (1,385)      (876)
  Accrued expenses and other liabilities         (598)     1,261
                                              -------     ------
     Net change in operating accounts         $(3,872)    $3,748
                                              =======     ======

4.  Property Operating and Maintenance Expenses

    Property operating and maintenance expenses included normal repairs and maintenance totaling $6.2 million for the first nine months of 1996 and $5.3 million for the same period in 1995. In addition, amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaled $2.7 million for the first nine months of 1996 and $1.6 million for the same period in 1995 and were included in property operating expense.

5.  Restricted Share Awards

    During 1996, restricted shares, aggregating 104,841 shares, were granted in lieu of cash compensation to certain key employees and non-employee trust managers. At the end of the third quarter, 256,847 of such shares had been granted since the inception of the 1993 Share Incentive Plan of which 35,912 awards were canceled and 56,381 have vested. The value of the restricted share awards at the date of grant are amortized over vesting periods ranging from three to five years from the date of grant.

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

7.  Convertible Subordinated Debentures

    During the first nine months of 1996, debentures in the principal amount of $3.3 million converted into 136,958 common shares, which included $500,000 that were converted into 20,833 shares during the third quarter of 1996. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, $113,000 of unamortized debenture issue costs were reclassified to equity. Had all converted debentures converted as of the beginning of the periods, net income per common and common equivalent share would have remained at $0.19 and $0.31 per share for the three months and nine months ended September 30, 1996, respectively.

    Subsequent to September 30, 1996, an additional $8.0 million in principal amount of debentures were converted into 333,370 common shares and the related $259,000 of unamortized debenture issue costs were reclassified to equity. Had all converted debentures converted as of the beginning of the periods, including these debentures converted subsequent to quarter end, net income per common and common equivalent share would have increased to $0.20 and $0.34 per share for the three months and nine months ended September 30, 1996, respectively.

8.  Subsequent Events

    On October 16, 1996, the Company completed a common equity offering selling 1,090,000 shares at a gross price of $25.875 per share. The net proceeds of $27.6 million were used to retire a construction loan. If the Offering had occurred at the beginning of 1996, earnings per common and common equivalent share for the nine months ended September 30, 1996 would have increased to $0.39. The pro forma information is intended for informational purposes only and not necessarily indicative of future results.

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

    The Company is currently negotiating contracts for the purchase of land for development or acquisition of properties.
No assurance can be made that the Company will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

    The Company seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The proceeds from these sales may be reinvested in acquisitions, developments or used to retire debt. The Company is currently negotiating the sale of certain properties to potential unaffiliated buyers. No assurances can be made that these transactions will be consummated.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Overview

    The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1995 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

    Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest and Mountain regions of the United States. As of September 30, 1996, the Company owned and operated 49 multifamily properties containing 17,855 units located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso, Phoenix and Tucson. These 49 properties had a weighted average occupancy rate of 94.5% for the quarter ended September 30, 1996. The Company is developing four multifamily properties in Houston, Dallas, and Phoenix which will, when completed, add 1,510 units to its portfolio, and has two properties on which it intends to develop an estimated 448 units.

    Camden's real estate portfolio at December 31, 1995 and September 30, 1996 is summarized as follows:

                         December 31, 1995   September 30, 1996
                        ------------------   ------------------
                        Units Projects %*    Units Projects %*
                        ----- -------- --    ----- -------- --
Operating Properties
Texas
  Houston                6,598    20    33%   7,231    19    36%
  Dallas                 6,065    17    30    6,045    16    31
  Austin                 1,745     6     9    1,745     6     9
  Other                  1,513     5     8    1,585     5     8
                        ------    --   ----  ------    --   ----
  Total Texas
    Properties          15,921    48    79   16,606    46    84

Arizona                    821     2     4    1,249     3     6
                        ------    --   ----  ------    --   ----
  Total Operating
    Properties          16,742    50    83   17,855    49    90
                        ------    --   ----  ------    --   ----

Projects Under Development**
Texas
  Houston                1,226     3     6      758     2     4
  Dallas                   920     2     5      732     2     4
  Other                    288     1     1        -     -     -
                        ------    --   ----  ------    --   ----
  Total Texas
    Properties           2,434     6    12    1,490     4     8

Arizona                    716     2     4      288     1     1
Colorado                   216     1     1      180     1     1
                        ------    --   ----  ------    --   ----
  Total Projects
    Under Development    3,366     9    17    1,958     6    10
                        ------    --   ----  ------    --   ----
    Total Projects      20,108    59   100%  19,813    55   100%
                        ======    ==   ====  ======    ==   ====
 * Based on units.
** The totals for projects under development include two projects comprising 448 units on which construction has not commenced.


    At September 30, 1996, the Company had four development properties in various stages of construction and two properties which it intends to develop as follows:

Construction Properties
($ in millions)

Property       Number           Estimated  Estimated   Estimated
  and            of   Budgeted   Percent   Completion  Stabiliza-
Location       Units    Cost    Complete*     Date     tion Date
----------------------------------------------------------------
Arrowhead
  Springs,                                  1st Qtr.,   4th Qtr.,
  Phoenix, AZ   288    $16.0       45%       1997         1997

The Park at
  Sugar Grove,                              1st Qtr.,   3rd Qtr.,
  Houston, TX   380     19.3       75%       1997         1997

Vanderbilt
  Square II,                                1st Qtr.,   3rd Qtr.,
  Houston, TX   378     24.6       35%       1998         1998

The Village at
  Buckingham,                               1st Qtr.,   3rd Qtr.,
  Dallas, TX    464     25.5       15%       1998         1998
              -----    -----
              1,510    $85.4
              =====    =====

* Includes land and preconstruction costs.


Future Development Properties
($ in millions)

                       Estimated      Estimated
                         Number    Total Project   Construction
Property and Location   of Units       Cost         Start Date
----------------------------------------------------------------

Remington
   Denver, CO             180          $12.6     To be determined

The Park at CentrePort
   Dallas, TX             268           14.0     1st Qtr., 1997
                          ---          -----
                          448          $26.6
                          ===          =====


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

Comparison of the Quarter Ended September 30, 1996 and September
30, 1995

    The changes in operating results from period to period are primarily due to the development of four properties aggregating 1,688 units, the acquisition of an adjoining property containing 400 units and the disposition of four properties containing 975 units since September 30, 1995. The weighted average number of units for the third quarter of 1996 increased by 962 units, or 5.8%, from 16,556 to 17,518. Total units in operating properties were 17,855 and 16,742 at September 30, 1996 and 1995, respectively. The portfolio had an average occupancy of 94.5% and 93.8% for the quarter ended September 30, 1996 and 1995, respectively.

    The average rental income per unit per month increased $38 or 8.0%, from $477 to $515 for the third quarter of 1995 to 1996, respectively. The increase was primarily due to a 4.5% increase in revenue growth from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio.

    Other income increased $314,000 or 22.4% from $1.4 million to $1.7 million for the quarters ended September 30, 1995, and 1996, respectively. The increase in other income was due to a larger number of units owned and in operation. Construction and management fee income totaled $313,000 and $352,000 for the quarter ended September 30, 1996 and 1995, respectively.

    Property operating and maintenance expenses and real estate taxes increased $1.2 million, from $12.3 million to $13.5 million, which represents an annual increase of $127 per unit. The Company's operating expense ratios decreased slightly over the prior year primarily as a result of the change in the property mix due to development and property dispositions. Real estate taxes increased as a result of increases in valuations of renovated and developed properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods increased 1.0% resulting in an 7.5% increase in net operating income from these properties.

    General and administrative expense increased $106,000 from $1.0 million to $1.1 million, a rate consistent with the overall increase in revenues.

    Interest expense increased 30.6%, from $3.6 million to $4.7 million due to increased indebtedness related to completed development and renovation costs, partially offset by reductions in interest rates. Interest capitalized was $856,000 and $1.5 million for the quarters ended September 30, 1996 and 1995, respectively.

    Depreciation and amortization increased 18.9% to $6.3 million versus $5.3 million in the prior year. This increase was due primarily to developments and renovations partially offset by property dispositions.

Comparison of the Nine Months Ended September 30, 1996 and
September 30, 1995

    The changes in operating results from period to period are primarily due to the development of four properties, the acquisition of an adjoining property containing 400 units and the disposition of four properties containing 975 units since September 30, 1995. During the first nine months of 1996, the completion of Scottsdale Legacy apartments in Phoenix, the Park at Addison apartments in Dallas, the Vanderbilt apartments in Houston and The Breakers apartments in Corpus Christi added 1,688 units to the portfolio. During this same period, the Company disposed of The Madison apartments in Houston (117 units), the Wolfe Run apartments in San Antonio (216 units), the Collins Pointe apartments in Dallas (476 units), and the Pagewood apartments in Houston (166 units). The weighted average number of units increased by 1,011 units, or 6.2%, from 16,208 to 17,219 primarily as a result of acquisitions and development.

    The average rental income per unit per month increased $42 or 9.1%, from $462 to $504 for the nine months ended September 30, 1995 to 1996, respectively. The increase was primarily due to a 5.2% increase in revenue growth from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio.

    Other income increased by 16.8% or $700,000, from $3.7 million to $4.4 million for the nine months ended September 30, 1995, and 1996, respectively. The increase was primarily due to a larger number of units owned and in operation, partially offset by a decrease in third party construction and management fee income of $184,000. Construction and management fee income totaled $640,000 and $824,000 for the nine months ended September 30, 1996 and 1995, respectively.

    Property operating and maintenance expenses and real estate taxes increased $4.5 million, from $34.3 million to $38.8 million, which represents an annual increase of $181 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of the change in the property mix due to development and property dispositions. Real estate taxes increased as a result of increases in valuations of renovated and developed properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods increased 1.6% resulting in an 8.4% increase in net operating income from these properties.

    General and administrative expense increased $403,000 from $3.0 million to $3.4 million, a rate consistent with the overall increase in revenues.

    Interest expense increased 32.7%, from $9.8 million to $13.0 million due to increased indebtedness related to completed development and renovation costs, partially offset by reductions in interest rates. Interest capitalized was $3.4 million and $3.9 million for the nine months ended September 30, 1996 and 1995, respectively.

    Depreciation and amortization increased 16.8% to $17.4 million versus $14.9 million in the prior year. This increase was due primarily to developments and renovations partially offset by property dispositions.

Liquidity and Capital Resources

    The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets. During the nine months ended September 30, 1996, the Company incurred $43.2 million in development costs and $6.7 million in acquisition costs for new properties. The Company also seeks to selectively dispose of assets that are either not in core markets or that have a lower projected net operating income growth rate than the overall portfolio. The $23.0 million in net proceeds from these sales during the first and third quarters were reinvested in an acquisition, developments or used to retire debt.

    The Company funds its development and acquisitions through a combination of equity capital, conventional mortgage loans, construction loans and an unsecured revolving credit facility of $150 million with five banks (the "Unsecured Credit Facility"). During the third quarter, the Company retired three construction loans aggregating $26.0 million utilizing the Unsecured Credit Facility. On October 16, 1996, the Company completed a common equity offering from its previously filed shelf registration statement (the "Offering") selling 1,090,000 shares at a gross price of $25.875 per share. The net proceeds of $27.6 million were used to retire an additional construction loan which had an outstanding balance at September 30, 1996 of $25.1 million.
After the retirement of these construction loans, including the $25.1 million repayment on October 16, 1996, the Company has one $9.4 million construction loan outstanding. The interest rates on the remaining construction loan and the Unsecured Credit Facility were reduced to LIBOR plus 150 basis points or Prime during 1996.

    During the first quarter of 1996, the Company issued from its previously filed shelf registration statement an aggregate principal amount of $100 million of five-year senior unsecured notes (the "Notes"). Interest on the Notes accrues at a rate of 6 5/8% per annum and is payable semi-annually on February 15 and August 15, commencing on August 15, 1996. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Notes may be redeemed at any time at the option of the Company subject to a make whole provision. The net proceeds to the Company from the sale of the Notes were $98.4 million, net of issuance costs. The Company used the net proceeds to reduce $93.4 million of indebtedness under the Unsecured Credit Facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $0.5 million to extinguish a bank's option related to a settled hedging agreement. At September 30, 1996, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The actual rate on such $25 million of indebtedness is 6.14% fixed, plus a 150 basis point spread, or 7.64%. This swap continues to operate as a hedge to manage the risk of interest rate fluctuations.

    On September 13, 1996, the Company declared a third quarter dividend in the amount of $0.475 per common share. The distributions were payable on October 17, 1996 to shareholders of record as of September 30, 1996. The Company intends to continue shareholder distributions in accordance with REIT requirements while maintaining a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends at a rate which is less than the funds from operations ("FFO") growth rate.

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

Funds from Operations

    Funds from operations for the three months and the nine months ended September 30, 1996 increased $1.1 million and $3.3 million, respectively, over the same periods of 1995, primarily due to properties added to the portfolio and rental growth in the Company's Dallas and Houston markets. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and other non-cash items. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. A calculation of FFO follows (in thousands):


                             Quarter Ended     Nine Months Ended
                             September 30,       September 30,
                           -----------------   -----------------
                             1996     1995       1996     1995
                            ------   ------     ------   ------
Net income to common
 shareholders               $2,801   $2,908     $4,549   $9,112
Real estate asset
 depreciation                5,978    4,972     16,765   14,117
Loss on sales of properties    250        -         55        -
Extinguishment of hedges
 upon debt refinancing           -        -      5,351        -
                            ------   ------    -------  -------
   Funds from operations
    available to common
    shareholders             9,029    7,880     26,720   23,229
Preferred share dividends        -        9          4       29
                            ------   ------    -------  -------
   Total funds from
     operations              9,029    7,889     26,724   23,258
Interest on convertible
 subordinated debentures       738      807      2,301    2,490
Amortization of deferred
 costs on convertible
 debentures                     77       81        236      247
                            ------   ------    -------  -------
   Funds from operations -
     fully diluted          $9,844   $8,777    $29,261  $25,995
                            ======   ======    =======  =======

Weighted average number of
 common and common
 equivalent shares
 outstanding:
   Primary                 14,695    14,471     14,573   14,408
   Fully diluted           16,471    16,323     16,409   16,313


    The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. During the nine months ended September 30, 1996, the Company capitalized $6.9 million of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

    The Company seeks to continue to maintain a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) borrowing at fixed rates; (iv) borrowing on an unsecured basis;
(v) maintaining a substantial number of unencumbered assets; and
(vi) maintaining a conservative debt service coverage ratio. At September 30, 1996, the Company's ratio of total debt to total market capitalization was approximately 39.2% (based on the closing price of $25.625 per common share of beneficial interest, $0.01 par value, of the Company on the New York Stock Exchange composite tape on September 30, 1996). This ratio represents total consolidated debt of the Company (excluding the Company's Convertible Debentures due 2001) as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of the Convertible Debentures, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the Convertible Debentures). The interest coverage ratio was 3.0 times for the third quarter of 1996. At September 30, 1996, 82.0% of the Company's portfolio (based on invested capital) were unencumbered after consideration of the repayment of the construction loan with the proceeds from the Offering.

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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11.1  Statement re Computation of Per Share Earnings

        (b)  Reports of Form 8-K

             Current Report on Form 8-K dated August 2, 1996 was filed which contained information under Item 5
             (Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST



          /s/                           November 13, 1996
-------------------------------         -------------------
G. Steven Dawson                                Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)