Form 10-K
period 1996-12-31
CAMDEN PROPERTY TRUST
filed 1997-03-28
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 _
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                    OR
 _
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______ to _________

                     Commission file number: 1-12110

                          CAMDEN PROPERTY TRUST
         (Exact name of Registrant as specified in its charter)

            Texas                                            76-6088377
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

  3200 Southwest Freeway, Suite 1500
        Houston, Texas                                         77027
(Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number, including area code: (713) 964-3555

       Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
    Title of each class                              on which registered
------------------------------                     ------------------------
Common Shares of Beneficial
   Interest, $.01 par value                        New York Stock Exchange
7.33% Convertible Subordinated
   Debentures due 2001                             New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   |X|

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $451,605,448 at March 18, 1997.

The number of common shares of beneficial interest outstanding at March 18, 1997 was 16,705,224.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Parts II and IV.

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held June 5, 1997 are incorporated by reference in Part III.
PAGE

                                PART I


Item 1.  Business

Introduction

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest region of the United States. As of December 31, 1996, the Company owned and operated 48 multifamily properties ("Operating Properties") containing 17,611 units located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso, Phoenix and Tucson. These properties had a weighted average occupancy rate of 94.0% for the year ended December 31, 1996. The Company is developing five multifamily properties (the "Development Properties") in Houston, Dallas and Phoenix which will, when completed, add 1,778 units to its portfolio, and has one site in Denver which it intends to develop (collectively with the Operating Properties and the Development Properties, the "Camden Properties").

     On December 16, 1996, the Company announced the execution of a definitive merger agreement pursuant to which Paragon Group, Inc. would be merged with and into a wholly-owned subsidiary of Camden. Upon consummation of the merger, the Company will have 35,364 units and approximately $1.25 billion in total assets. Each share of Paragon will be exchanged for 0.64 shares of Camden. The exchange ratio is based on Camden's closing price on December 4, 1996 of $27.75 per share and $17.75 per share for Paragon. If Camden's share price falls below $25.67 per share during a specified time frame as set forth in the merger agreement, Paragon has the right to terminate the agreement, subject to Camden's right to negate such termination right by increasing the exchange ratio so that Paragon's shareholders receive the same aggregate dollar value of Camden shares had Camden's share price remained at the $25.67 per share threshold.

     Paragon is a fully integrated real estate investment trust ("REIT") headquartered in Dallas, Texas whose business is the operation, development and acquisition of multifamily apartment communities in the Southwest, Midwest, North Carolina and Florida. Paragon is a self-administered and self-managed REIT that, as of December 31, 1996, owned interests in 57 completed multifamily properties located in six states, with three additional multifamily properties under construction. Subsequent to December 31, 1996, three of Paragon's properties were sold and one of Paragon's construction properties was completed.

     The merger with Paragon has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The merger is subject to the approval of both companies' shareholders. The meetings to consider the transaction have been scheduled for April 15, 1997. It is anticipated that the merger will be completed by the end of April 1997.

     At December 31, 1996, the Company employed 613 persons approximately 73 of whom were located at the Company's headquarters and 540 of whom were "on-site" or in regional operating offices. The Company's headquarters are located at 3200 Southwest Freeway, Suite 1500, Houston, Texas 77027 and its telephone number is (713) 964-3555.

Operating Strategy

     Management believes that producing consistent earnings growth and developing a strategy for selective investment in favorable markets are crucial factors to Camden's success. Camden relies heavily on its sophisticated property management capabilities and innovative operating strategies in its efforts to produce consistent earnings growth.

     Sophisticated Property Management. Management believes the depth of its organization enables Camden to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which reduces operating expenses. Camden manages the Camden Properties utilizing its staff of professionals and support personnel, including certified property managers, certified public accountants, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. All on-site personnel are trained to deliver high quality services to their residents. Camden attempts to motivate on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved.

     Innovative Operating Strategies. Management believes an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise Camden's principal strategies to maximize property net operating income. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each Camden Property's seasonal rental patterns. Camden offers leases of six-month to thirteen-month terms, with individual property marketing plans structured to respond to local market conditions. In addition, Camden conducts ongoing customer service surveys to ensure timely responsiveness to changing resident needs and the highest level of resident satisfaction.

     Acquisitions and Dispositions. Camden believes it is well positioned in its markets with the expertise to take advantage of both acquisition and development opportunities. This dual capability, combined with what management believes is a conservative financial structure, affords Camden the ability to concentrate its growth efforts towards selective acquisition opportunities and development alternatives.

     Several of Camden's core markets are targeted by Camden for continued acquisitions during 1997. Camden plans to continue diversification of its investments within its core markets, both geographically and in terms of the number of units and selection of amenities offered. The broadest segment of Camden's core markets is comprised of properties which are ten to fifteen years old. Camden's Operating Properties have an average age of ten years (calculated on a basis of investment dollars). Camden believes its demonstrated ability to make physical improvements to acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on the acquired Camden Properties.

     To generate consistent earnings growth, Camden seeks to selectively dispose of properties and redeploy capital if management determines a property cannot meet long-term earnings growth expectations. Camden disposed of five properties containing 1,219 units in 1996. The net proceeds of $29.8 million from the property dispositions were either reinvested in acquisitions or developments or were used to retire debt.

     New Development. Selective development of new apartment properties in Camden's core markets will continue to be important to the growth of Camden's portfolio for the next several years. Camden uses experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from the corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. Management believes that it understands and effectively manages the risks associated with development and that the risks of new development are justified by higher potential yields.

     Environmental Matters. Under various federal, state, and local environmental laws, regulations and ordinances, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, petroleum product releases or ACMs at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of remediation or removal of a release of hazardous or toxic substances at or from such facility whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

     In connection with its acquisitions of properties, the Company's practice is to obtain Phase I and, if necessary, Phase II environmental assessments. These Phase I assessments have been carried out in accordance with accepted industry practices. The Company has also conducted limited subsurface investigations and tested for radon and lead-based paint where such procedures have been recommended by the consultants.

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of its properties, with policy specifications, insured limits and deductibles customarily carried for similar properties, and carries similar insurance with respect to any undeveloped parcels (with such exceptions as are appropriate given the undeveloped nature of such properties).

Financial Strategy

     Financial Structure. The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) borrowing at fixed rates; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and
(vi) maintaining a conservative debt service coverage ratio.

     Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering ("Camden IPO") in July 1993. At December 31, 1996, the Company's ratio of total debt to total market capitalization was approximately 32.6% (based on the closing price of $28.63 per common share of the Company on the New York Stock Exchange composite tape on December 31, 1996). This ratio represents total consolidated debt of the Company (excluding the Company's 7.33% Convertible Debentures due 2001 ["Convertible Debentures"]) as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of the Convertible Debentures, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the Convertible Debentures). The interest coverage ratio was 3.2 times and
3.4 times for 1996 and 1995, respectively. At December 31, 1996 and 1995, 84.3% and 68.6%, respectively, of the Company's properties (based on invested capital) were unencumbered. After adjusting for the early 1997 retirement of two conventional mortgage loans, this unencumbered property percentage increased to 90.1%.

     Liquidity. The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the $150 million unsecured credit facility (the "Unsecured Credit Facility" or "facility"), construction loans, and other short-term borrowing arrangements. The Company intends to use equity capital or senior unsecured debt to refinance maturing secured debt, borrowings under its facility and other short-term borrowing arrangements. The Company has commenced under its previously filed shelf registration statement a $196 million medium-term note program to be used to provide intermediate or long-term, unsecured publicly-traded debt, none of which has yet been issued. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating requirements and shareholder distributions.

     On December 13, 1996, the Company declared its fourth quarter dividend in the amount of $0.475 per common share, bringing the total dividends for the year to $1.90 per common share. The fourth quarter distributions were paid on January 17, 1997 to shareholders of record as of December 30, 1996. During the first quarter of 1997, the Company announced an increase in the quarterly dividend rate to $0.49 per common share effective for 1997. The Company intends to continue shareholder distributions in accordance with REIT qualification requirements under the federal tax code while maintaining what management believes to be a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends per share at a rate which is less than the funds from operations per share growth rate.

     Financial Flexibility. The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets. During the year ended December 31, 1996, the Company incurred $56.1 million in development costs and $6.3 million in acquisition costs for new properties. The Company also seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $29.8 million in net proceeds received from these asset disposals during 1996 were either reinvested in acquisitions or developments or were used to retire debt.

     The Company funds its developments and acquisitions through a combination of equity capital, debt securities, conventional mortgage loans, the Unsecured Credit Facility and other short-term borrowing arrangements. In the past, the Company had also utilized construction loans to fund its developments. The Unsecured Credit Facility is subject to certain restrictions and financial covenants. The facility may be used for acquisitions, developments and working capital purposes. During 1996, the Company utilized the facility to retire three secured construction loans aggregating $26.1 million and later refinanced that amount with ten-year unsecured notes described below. The facility is currently structured as a revolving facility until July 1997. The interest rate on the facility, which is subject to changes in the Company's credit ratings, was reduced to LIBOR plus 150 basis points or Prime during 1996.
Management is currently negotiating the terms of the facility with its bank group and expects to be able to extend the maturity date and lower the interest rate on this facility. Furthermore, management believes it will continue to be able to extend the maturity date of this facility as needed in the future. The facility is subject to certain restrictive covenants including, among others, liquidity, net worth, leverage, capitalization and cash flow ratios and limitations on capital investments. Such restrictions also include a limitation on distributions to common shareholders that are not to exceed 95% of funds from operations except as required to maintain REIT status. As of December 31, 1996, the Company had $138.0 million available under its facility.

     Subsequent to December 31, 1996, the Company began utilizing competitively bid short-term borrowings as an alternative to borrowing under its Unsecured Credit Facility. Such borrowings vary in term and pricing but have the same covenants as the facility and may be funded through lenders outside of the facility bank group at rates substantially below those of the facility. Since there are no commitments in place for such arrangements, these borrowings cannot exceed the unused portion of the facility.

     On October 16, 1996, the Company completed a common share offering from its previously filed shelf registration statement selling 1,090,000 shares at a gross price of $25.875 per share. The net proceeds of $27.6 million were used primarily to retire a $25.1 million secured construction loan.

     During 1996, the Company issued from its previously filed shelf registration statement two issues of senior unsecured notes. The first issue for an aggregate principal amount of $100 million accrues interest at a rate of 6.6% per annum, has an average effective annual rate of 6.7%, and matures within five years. The second issue for an aggregate principal amount of $75 million accrues interest at a rate of 7.0% per annum, has an average effective annual rate of 7.2%, and matures within ten years. These two issues of senior unsecured notes received investment-grade ratings from Moody's Investors Service, Standard & Poor's and Duff & Phelps. Both issues pay interest semi-annually and are direct, senior unsecured obligations of the Company ranking equally with all other unsecured and unsubordinated indebtedness of the Company. Both issues may be redeemed at any time at the option of the Company subject to make-whole provisions.
The net proceeds from the first issue of $98.4 million were used to reduce $93.4 million of indebtedness under the Unsecured Credit Facility, to pay $4.9 million arising from the early settlement of hedging agreements related to the indebtedness repaid and to pay $500,000 to extinguish a bank's option related to a settled hedging agreement. The net proceeds from the second issue of $73.6 million were used to reduce $64.0 million of indebtedness under the facility and to repay the Company's only remaining secured construction loan of $9.4 million.

     Subsequent to December 31, 1996, the Company prepaid two of its 8.8% conventional mortgage loans with outstanding balances at December 31, 1996 of $20.3 million and prepayment penalties of $203,000. The loans were prepaid by utilizing funds from the lower interest bearing Unsecured Credit Facility.

     At December 31, 1996, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The LIBOR rate on this $25 million hedging agreement is fixed at 6.1%. The resulting fixed rate is equal to the 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations. The differential to be paid or received on the interest rate hedging agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense.

Markets and Competition

     Camden's portfolio consists of middle to upper market apartment properties. Camden has expanded its portfolio since the Camden IPO through targeted acquisitions and developments in selected high-growth markets. By combining acquisition, renovation and development capabilities, management believes it is able to better respond to changing conditions in each market, thereby reducing market risk and allowing Camden to take advantage of opportunities as they arise.

     At December 31, 1996, 88% of Camden's real estate assets were located in Texas. Since the Camden IPO, Camden has diversified into other markets in the Southwest region of the United States, including Phoenix and Tucson, with additional development properties in Phoenix, Corpus Christi, Austin and Dallas. At the time of the Camden IPO, approximately 77% of the Camden Properties (based on the number of units) were located in Houston. At December 31, 1996, after giving effect to the anticipated completion of the Development Properties, 40% of the Camden Properties were located in Houston. The Company intends to further diversify geographically into the Midwest, North Carolina and Florida through its planned merger with Paragon.

     Camden believes it has benefitted from the strong employment growth and economic diversification within the State of Texas. Camden also believes the diversified employment base of the Texas metropolitan areas where the Camden Properties are located provides significant stability to Camden's cash flow. For example, the major industries in Houston include petrochemicals, health care, technology and education. In Dallas, the major industries include trade, transportation and energy. In Austin, the major industries include government, education and technology.

     Camden believes that there is a limited supply of vacant apartments in the markets where the Camden Properties are located due to only moderate new construction of multifamily apartment properties during the last decade. Camden expects the rate of new apartment construction in these markets to continue to be restrained in the near future, due to higher investment yield requirements, continued conservative lending parameters, restrictions on building relating to political factors, impact fees and infrastructure assessments and the lack of tax and governmental incentives.

     There are numerous housing alternatives that compete with Camden's Properties in attracting residents. Camden's Properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which Camden's properties are located. Camden's Properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for rental housing in certain markets, despite relatively low residential mortgage interest rates.
Rental demand should be strong in areas anticipated to experience in-migration, due to the younger ages that characterize movers as well as the relatively high cost of home ownership in higher growth areas. In addition, management believes that the accelerating growth in the formation of non-traditional households, which tend to rent, should increase the demand for apartments.

Disclosure Regarding Forward Looking Statements

     The statements contained in Item 1 of this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the proposed merger with Paragon Group, Inc., changes in general economic conditions in the markets that could impact demand for the Company's product, and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.
PAGE

Item 2.  Properties

The Properties

     The Camden Properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the Camden Properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the units offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The Operating Properties' units average 781 square feet of living area.

Operating Properties

     For the year ended December 31, 1996, no single Operating Property accounted for greater than 4.8% of the Company's total revenues. The Operating Properties had an average occupancy rate of 94.0% and 93.3% in 1996 and 1995, respectively. Resident leases are generally for six-month to thirteen-month terms and usually require security deposits. Forty-two of the Operating Properties have in excess of 200 units, with the largest having 804 units. Nine of the Operating Properties were constructed by the Company or its predecessors and placed in service since 1992. Twenty-six were placed in service between 1982 and 1987, eleven were placed in service between 1974 and 1981 and one was placed in service in each of 1968 and 1969.

Property Table

     The following table sets forth information with respect to the Company's Operating Properties as of December 31, 1996:
PAGE

OPERATING PROPERTIES


      December 1996             December 1995

     Average Monthly           Average Monthly
                                                            Average
1996      Rental Rates     1995     Rental Rates
                            Number    Year        Year        Unit
Average    --------------  Average   --------------
Property                     of     Placed in   Renovation    Size
Occupancy   Per      Per   Occupancy  Per      Per
and Location                Units    Service    Commenced   (Sq. Ft.)
<F1>      Unit    Sq Ft     <F1>    Unit     Sq Ft
------------------------   -------  ----------   ---------- ---------
----------  ----    -----  ---------  ----     -----
ARIZONA
 Phoenix
  Scottsdale Legacy<F2>      428       1996       <F3>       1,067
95%      $867    $0.81

 Tucson
  Eastridge                  456       1984        1994        559
94        443     0.79     89%     $441     $0.79
  Oracle Villa               365       1974        1994      1,026
92        713     0.70     87       711      0.69

TEXAS
 Austin
  Autumn Woods               283       1984        1993        644
95        553     0.86     95       548      0.85
  Calibre Crossing           183       1986        1994        705
93        588     0.84     95       595      0.84
  Huntingdon                 398       1995        <F3>        903
90        814     0.90     94       824      0.91
  Quail Ridge                167       1984        1994        859
95        670     0.78     95       659      0.77
  Ridgecrest                 284       1995        <F3>        851
92        774     0.91     94       774      0.91
  South Oaks                 430       1980        1993        705
92        571     0.80     95       549      0.77

 Corpus Christi
  Breakers<F2>               288       1996        <F3>        861
96        747     0.86
  Miramar<F4>                244     1994/95       <F3>        722
85        653     0.90     84       629      0.89
  Potters Mill               344       1986        1994        775
94        575     0.74     95       552      0.71
  Waterford                  580     1976/80       1993        767
91        509     0.66     92       484      0.63

 Dallas/Fort Worth
  Cottonwood Ridge           208       1985        1994        829
96        529     0.64     97       508      0.61
  Emerald Valley             516       1986        1994        743
95        617     0.83     93       593      0.80
  Emerald Village            304       1987        1994        713
96        581     0.82     95       564      0.79
  Glen Lakes                 424       1979        1992        877
95        696     0.79     92       672      0.77
  Ivory Canyon               602       1986        1994        548
95        502     0.92     94       491      0.90
  North Dallas Crossing      446       1985       1993/94      730
94        582     0.80     92       567      0.78
  Oakland Hills              476       1985        1994        853
95        563     0.66     93       539      0.63
  Park at Addison<F2>        456       1996        <F3>        942
90        842     0.89
  Pineapple Place            256       1983        1994        652
94        543     0.83     95       526      0.81
  Randol Mill Terrace        340       1984        1994        848
93        538     0.64     94       527      0.62
  Shadowlake                 264       1984        1994        733
92        533     0.73     92       510      0.70
  Towne Centre Village       188       1983        1994        735
96        535     0.73     95       514      0.70
  Towne Crossing             442       1984        1994        772
94        535     0.69     95       521      0.68
  Valley Creek Village       380       1984        1994        855
96        588     0.69     93       567      0.66
  Valley Ridge               408       1987        1994        773
94        573     0.74     95       555      0.72
  Westview                   335       1983        1993        697
94        561     0.81     96       537      0.77

 El Paso
  La Plaza                   129       1969        1994        997
98        586     0.59     98       568      0.57

 Houston
  Bay Crest Village           96       1980        1990        855
91        580     0.68     92       569      0.67
  Bay Place                  193       1968        1990        856
91        529     0.62     88       509      0.59
  Brighton Place             282       1978        1992        749
95        510     0.68     96       488      0.65
  Cambridge Place            336       1979        1992        771
95        521     0.68     92       506      0.66
  Crossing, The              366       1982        1993        762
96        524     0.69     93       498      0.65
  Driscoll Place             488       1983        1991        708
94        437     0.62     91       421      0.60
  Eagle Creek                456       1984        1992        639
96        503     0.79     95       498      0.78
  Hayes Place                307       1980        1991        746
93        485     0.65     91       472      0.63
  Jones Crossing             290       1982        1994        748
96        522     0.70     95       505      0.68
  Roseland Place             671       1982        1992        726
97        503     0.69     96       484      0.67
  Sierra Pines I & II<F5>    804       1982        1993        766
91        455     0.59     91       437      0.58
  Southpoint                 244       1981        1993        730
95        542     0.74     96       530      0.73
  Stonebridge                204       1993        <F3>        845
96        724     0.86     95       709      0.84
  Vanderbilt Square I<F2>    516       1996        <F3>        963
98        989     1.03
  Wallingford                462       1980        1993        787
94        533     0.68     93       523      0.66
  Wilshire Place             536       1982        1992        761
94        504     0.66     92       497      0.65
  Woodland Park              288       1995        <F3>        866
95        745     0.86     96       737      0.85
  Wyndham Park               448     1978/81       1991        797
92        474     0.59     92       459      0.58
                          ------                               ---
--       ----    -----     --      ----     -----
TOTAL                     17,611                               781
94%      $588    $0.75     93%     $542     $0.71
                          ======                               ===
==       ====    =====     ==      ====     =====

<F1>  Represents average physical occupancy for the year ended.
<F2>  1996 average occupancy calculated from date at which occupancy exceeded 90% through December 31, 1996.
<F3>  These properties were recently constructed by the Company or its predecessors; accordingly, they have not been
      renovated.
<F4>  Miramar is a student housing project for Texas A&M at Corpus Christi.
Average occupancy includes summer which is
      normally subject to high vacancies.
<F5>  Phase II of Sierra Pines was acquired in May 1996, increasing the total number of units at this property from 404 to 804.

/TABLE

 Development Properties

     The total budgeted cost of the Development Properties is approximately $99.4 million, with a remaining cost to complete, as of December 31, 1996, of approximately $52.7 million. There can be no assurance that the Company's budget, leasing or occupancy estimates will be attained for the Development Properties or that their performance will be comparable to that of the Company's existing portfolio.

Development Property Table

     The development property table is incorporated herein by reference from page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which page is filed as Exhibit 13.1 hereto.

     Management believes that the Company possesses the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, the season in which leasing activity will occur and the extent to which delivery of the completed units will coincide with leasing and occupancy of such units (which is dependent upon local market conditions). In order to pursue a development opportunity, the Company currently requires a minimum initial stabilized target return of 10%-10.5%. This minimum target return is based on current market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

Item 3.  Legal Proceedings

     Neither the Company nor the Camden Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Camden Properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.
PAGE

                             PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     Information with respect to this Item 5 is incorporated herein by reference from page 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which page is filed as Exhibit 13.1 hereto. The number of holders of record of the Company's common shares, $0.01 par value, as of March 18, 1997, was 436.

Item 6.  Selected Financial Data

     Information with respect to this Item 6 is incorporated herein by reference from pages 41 and 42 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which pages are filed as
Exhibit 13.1 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information with respect to this Item 7 is incorporated herein by reference from pages 18 through 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which pages are filed as Exhibit 13.1 hereto.

Item 8.  Financial Statements and Supplementary Data

     The Company's financial statements and supplementary financial information for the years ended December 31, 1996, 1995 and 1994 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 25 through 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which pages are filed as Exhibit 13.1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
PAGE

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to this item is incorporated by reference from the Company's Proxy Statement to be filed on or before April 30, 1997 in connection with the Annual Meeting of Shareholders to be held June 5, 1997.

Item 11.  Executive Compensation

     Information with respect to this item is incorporated by reference from the Company's Proxy Statement to be filed on or before April 30, 1997 in connection with the Annual Meeting of Shareholders to be held June 5, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is incorporated by reference from the Company's Proxy Statement to be filed on or before April 30, 1997 in connection with the Annual Meeting of Shareholders to be held June 5, 1997.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference from the Company's Proxy Statement to be filed on or before April 30, 1997 in connection with the Annual Meeting of Shareholders to be held June 5, 1997.
PAGE

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) Financial Statements:

         The Company's financial statements and supplementary financial information for the years ended December 31, 1996, 1995 and 1994 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 25 through 40 of the Company's Annual Report to the Shareholders for the year ended December 31, 1996, which pages are filed as Exhibit 13.1 hereto.

     (2) Financial Statement Schedule:

         The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 is filed as part of this Report.

     (3) Index to Exhibits:

 Number                           Title

   2.1 Agreement and Plan of Merger, dated as of December 16, 1996, among the Registrant, Camden Subsidiary, Inc. and Paragon Group, Inc. Incorporated by reference from Exhibit 99.2 to the Registrant's Form 8-K filed December 18, 1996 (File No.
          1-12110).

   3.1 Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

   3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Form 8-K filed November 18, 1996 (File No. 1-12110).

   4.1 Specimen certificate for Common Shares of beneficial interest. Incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 filed September 15, 1993 (File No. 33-68736).

   4.2 Indenture dated as of April 1, 1994 by and between the Registrant and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to the Registrant's Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

   4.3    Form of Convertible Subordinated Debenture Due 2001.
          Incorporated by reference from Exhibit 4.3 to the Registrant's Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

   4.4 Indenture dated as of February 15, 1996 between the Company and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K filed February 15, 1996 (File No. 1-12110).

   4.5 First Supplemental Indenture dated as of February 15, 1996. Incorporated by reference from Exhibit 4.2 to the Registrant's Form 8-K filed February 15, 1996 (File No. 1-12110).

   4.6 Form of Camden Property Trust 6 5/8% Note due 2001. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed February 15, 1996 (File No. 1-12110).

   4.7 Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed December 2, 1996 (File No. 1-12110).

  10.1 Registration Rights Agreement dated July 29, 1993 by and between the Registrant and Richard J. Campo, D. Keith Oden, Redstone Richmond, Inc., Gay A. Roane, Walter M. Mischer, Sr. and the corporations listed on Exhibits A and B thereto. Incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement Form S-11 filed September 15, 1993 (File No. 33-68736).

  10.2 Non-competition Agreement dated July 21, 1993 by and between Centeq Investments Inc. and the Registrant. Incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 filed September 15, 1993 (File No. 33-68736).

  10.3 Form of Indemnification Agreement by and between the Registrant and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 filed July 9, 1993 (File No. 33-63588).

  10.4 Letter Agreement dated July 18, 1993 among Richard J. Campo, G. Steven Dawson, the Registrant and Apartment Connection, Inc. Incorporated by reference from Exhibit 10.25 to the Registrant's Registration Statement on Form S-11 filed September 15, 1993 (File No. 33-68736).

  10.5 Camden Property Trust Key Executive Bonus Plan. Incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

  10.6 Loan Agreement dated July 28, 1995 between Registrant and NationsBank of Texas, N.A. Incorporated by reference from
          Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995 (File No. 1-12110).

  10.7 Amendment and Restatement of the 1993 Share Option Plan of Camden Property Trust. Incorporated by reference from Exhibit
         10.7 to the Registrant's Form 10-K filed March 28, 1996 (File No. 1-12110).

  10.8 Employment Agreement dated July 22, 1996 by and between the Registrant and Richard J. Campo. Incorporated by reference from
         Exhibit 10.1 to the Registrant's Form 8-K filed October 11, 1996 (File No. 1-12110).

  10.9 Employment Agreement dated July 22, 1996 by and between the Registrant and D. Keith Oden. Incorporated by reference from
         Exhibit 10.2 to the Registrant's Form 8-K filed October 11, 1996 (File No. 1-12110).

  10.10 Voting Agreement, dated December 16, 1996, between Camden, Paragon and certain major securityholders of Camden. Incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 filed February 26, 1997 (File No.
          333-22411).

  10.11 Voting Agreement, dated December 16, 1996, between Camden, Paragon and certain major securityholders of Paragon.
          Incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 filed February 26, 1997 (File No. 333-22411).

  10.12 Stock Purchase Agreement, dated December 16, 1996, between Apartment Connection, Inc. and Texas Paragon Management Partners L.P. Incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed February 26, 1997 (File No. 333-22411).

  10.13* Form of Employment Agreement by and between the Registrant and certain senior executive officers.

  10.14*  Camden Property Trust Key Employee Share Option Plan.

  10.15* Form of Master Exchange Agreement by and between the Registrant and certain key employees.

  11.1*   Statement re Computation of Per Share Earnings.

  13.1* Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 1996.

  21.1*   Subsidiaries of the Registrant.

  23.1*   Consent of Deloitte & Touche LLP.

  24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G. Steven Dawson, George A. Hrdlicka, F. Gardner Parker and Steven
          A. Webster.

  27.1*   Financial Data Schedule (filed only electronically with the
          SEC).

------------------
*Filed herewith.


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated October 10, 1996 was filed which contained information under Item 5 (Other Events) and Item 7
     (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated October 21, 1996 was filed which contained information under Item 5 (Other Events) and Item 7
     (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated October 31, 1996 was filed which contained information under Item 5 (Other Events) and Item 7
     (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated November 19, 1996 was filed which contained information under Item 5 (Other Events) and Item 7
     (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated December 16, 1996 was filed which contained information under Item 5 (Other Events) and Item 7
     (Financial Statements, Pro Forma Financial Information and Exhibits).
PAGE

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 26, 1997                           CAMDEN PROPERTY TRUST

                                                     /s/
                                         By: _______________________
                                         G. Steven Dawson
                                         Senior Vice President - Finance,
                                         Chief Financial Officer and
                                         Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                   Title                             Date

       *
----------------
Richard J. Campo       Chairman of the Board of Trust       March 26, 1997
                       Managers and Chief Executive
                       Officer (Principal Executive
                       Officer)
       *
----------------
D. Keith Oden          President, Chief Operating           March 26, 1997
                       Officer and Trust Manager
     /s/
----------------
G. Steven Dawson       Senior Vice President Finance,       March 26, 1997
                       Chief Financial Officer and
                       Treasurer (Principal Financial
                       and Accounting Officer)
      *
----------------
George A. Hrdlicka     Trust Manager                        March 26, 1997

      *
----------------
F. Gardner Parker      Trust Manager                        March 26, 1997

      *
----------------
Steven A. Webster      Trust Manager                        March 26, 1997


*By:     /s/
----------------
G. Steven Dawson
Attorney-in-Fact
PAGE

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and its subsidiaries required to be included in Item 14(a)(1) are listed below:

                                                                    Page
CAMDEN PROPERTY TRUST

Independent Auditors' Report (included herein)..........................F-2

Financial Statements (incorporated by reference under Item 8 of
  Part II from pages 25 through 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1996):

    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the Years Ended
      December 31,1996, 1995 and 1994
    Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III  -- Real Estate and Accumulated Depreciation...............S-1
PAGE

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996; and have issued our report thereon dated February 21, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 14. This financial statement schedule is the responsibility of Camden's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 1997
PAGE

                                    SCHEDULE III
                                                  CAMDEN PROPERTY TRUST
                                          REAL ESTATE AND ACCUMULATED
DEPRECIATION
                                                  December 31, 1996
(In thousands)

                                                          Cost
Gross Amount
                                                       Capitalized
at Which Carried                Date of      Dep.
                        Encum-     Initial Cost to     Subsequent to     at
December 31, 1996    Accum.  Construction   Life
Description            brances  Camden Property Trust  Acq. or Dev.
   <F1>              Dep.   or Acquired   (Years)
---------------------  -------  ---------------------- ------------
-------------------------- -------  ------------  -------
                                            Building
                                              and
Property Name  Location            Land   Improvements                 Land
  Building  Total
-------------  --------          -------- ------------
--------  -------- -------
Apartments     Texas
  Vanderbilt
    Square               $        $  9,324  $ 28,247     $    13     $
9,324 $ 28,260 $ 37,584  $ 1,712    1994-1995   3-35
  Other                   58,382    69,692   410,525      27,309
69,692  437,834  507,526   50,014    1993-1996   3-35
Apartments     Arizona               7,657    55,582       1,649
7,657   57,231   64,888    4,643    1994-1996   3-35
Projects under
 development   Texas                11,678    12,670
11,678   12,670   24,348             1994-1996
Projects under
 development   Arizona               1,324     8,143
1,324    8,143    9,467             1995-1996
Projects under
 development   Colorado              1,951       781
1,951      781    2,732                1994
                         -------  --------  --------     -------
-------- -------- --------  -------
  Total                  $58,382  $101,626  $515,948     $28,971
$101,626 $544,919 $646,545  $56,369
                         =======  ========  ========     =======
======== ======== ========  =======

<F1> The aggregate cost for federal income tax purposes at December 31,
1996 was $653.9 million.

PAGE

The changes in total real estate assets for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        1996        1995         1994
                                     --------     --------     --------
Balance, beginning of the period     $607,598     $510,324     $296,545
Additions during period:
     Acquisitions                       6,294                   137,777
     Development                       56,132       91,237       66,245
     Improvements                       9,578        8,409        9,757
Deductions during period:
     Cost of real estate sold         (33,057)      (2,372)
                                     --------     --------     --------
Balance, end of period               $646,545     $607,598     $510,324
                                     ========     ========     ========

The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        1996        1995         1994
                                     -------      -------      -------
Balance, beginning of the period     $36,800      $17,731      $ 3,388
     Depreciation                     22,946       19,299       14,343
     Real estate sold                 (3,377)        (230)
                                     -------      -------      -------
Balance, end of period               $56,369      $36,800      $17,731
                                     =======      =======      =======