Form 10-Q
period 1997-03-31
CAMDEN PROPERTY TRUST
filed 1997-05-15
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

                                   N/A
           (Former Name, Former Address and Former Fiscal Year,
                       If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES __X__                 NO _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 12, 1997, there were 26,615,688 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------



                          CAMDEN PROPERTY TRUST
                       CONSOLIDATED BALANCE SHEETS

(In thousands)


                                ASSETS

                                               March 31,       December 31,
                                                 1997             1996
                                               --------         --------
                                              (Unaudited)
Real estate assets, at cost:
  Land                                         $ 88,586         $ 86,673
  Buildings and improvements                    541,826          523,325
  Projects under development, including land     30,383           36,547
                                               --------         --------
                                                660,795          646,545
  Less: accumulated depreciation                (62,558)         (56,369)
                                               --------         --------
                                                598,237          590,176
Accounts receivable - affiliates                     55              148
Notes receivable - affiliates                     3,662            3,550
Deferred financing and other assets, net          5,293            4,847
Cash and cash equivalents                         4,040            2,366
Restricted cash - escrow deposits                   745            2,423
                                               --------         --------
    Total assets                               $612,032         $603,510
                                               ========         ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable:
    Unsecured                                  $226,834         $185,800
    Secured                                      37,946           58,382
  Accounts payable                                7,297            7,512
  Accrued real estate taxes                       4,328           13,246
  Accrued expenses and other liabilities          7,944            7,675
  Distributions payable                           8,146            7,765
                                               --------         --------
    Total liabilities                           292,495          280,380

7.33% Convertible Subordinated Debentures        21,922           27,702

Shareholders' Equity:
  Preferred shares of beneficial interest
  Common shares of beneficial interest              169              165
  Additional paid-in capital                    357,033          348,339
  Distributions in excess of net income         (53,597)         (49,515)
  Unearned restricted share awards               (5,990)          (3,561)
                                               --------         --------
     Total shareholders' equity                 297,615          295,428
                                               --------         --------
       Total liabilities and shareholders'
         equity                                $612,032         $603,510
                                               ========         ========

            See Notes to Consolidated Financial Statements.

                                 -2-
PAGE

                         CAMDEN PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

(In thousands, except per share amounts)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997          1996
                                                  -------        -------
Revenues
  Rental income                                   $27,954        $25,145
  Other income                                      1,518          1,445
                                                  -------        -------
    Total revenues                                 29,472         26,590

Expenses
  Property operating and maintenance                9,992          9,748
  Real estate taxes                                 3,692          3,225
  General and administrative                          824            624
  Interest                                          4,186          4,060
  Depreciation and amortization                     6,428          5,523
                                                  -------        -------
    Total expenses                                 25,122         23,180
                                                  -------        -------
Income before gain on sales of properties and
  losses related to early retirement of debt        4,350          3,410

Gain on sales of properties                                          195

Losses related to early retirement of debt           (286)        (5,351)
                                                  -------        -------

Net income(loss)                                    4,064         (1,746)

Preferred share dividends                                             (4)
                                                  -------        -------

Net income(loss) to common shareholders           $ 4,064        $(1,750)
                                                  =======        =======

Net income(loss) per common share and common
   equivalent share                               $  0.24        $ (0.12)

Distributions declared per common share           $ 0.490        $ 0.475

Weighted average number of common and common
  equivalent shares outstanding                    16,655         14,512


                 See Notes to Consolidated Financial Statements.

                                     -3-
PAGE

                       CAMDEN PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(In thousands)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     1997        1996
                                                   -------     --------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                 $ 4,064     $ (1,746)
  Adjustments to reconcile net income(loss)
    to net cash provided by operating activities:
    Depreciation and amortization                    6,428        5,523
    Gain on sales of properties                                  (195)
    Losses related to early retirement of debt         286        5,351
    Accretion of discount on unsecured notes
      payable                                           34
    Net change in operating accounts                (7,249)      (6,628)
                                                   -------     --------
    Net cash provided by operating activities        3,563        2,305

CASH FLOW FROM INVESTING ACTIVITIES
  Increase in real estate assets                   (13,915)     (15,301)
  Net proceeds from sales of properties                          19,436
  Increase in notes receivable for
    net advances to affiliates                        (112)         (92)
  Other                                                (80)          61
                                                   -------     --------
    Net cash provided by (used in) investing
      activities                                   (14,107)       4,104

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in lines of credit                   (9,000)     (97,283)
  Increase in short-term notes                      50,000
  Proceeds from notes payable                                   104,359
  Losses related to early retirement of debt          (286)      (5,351)
  Principal reduction on notes payable             (20,436)        (223)
  Distributions to common shareholders              (7,765)      (6,623)
  Payment of  loan costs                               (27)      (1,184)
  Other                                               (268)         102
                                                   -------     --------
    Net cash provided by (used in) financing
      activities                                    12,218       (6,203)
                                                   -------     --------
    Net increase in cash and cash equivalents        1,674          206
Cash and cash equivalents, beginning of period       2,366          236
                                                   -------     --------
Cash and cash equivalents, end of period           $ 4,040     $    442
                                                   =======     ========

SUPPLEMENTAL INFORMATION
  Cash paid for interest, net of interest
    capitalized                                    $ 4,234     $  3,196
  Interest capitalized                             $   646     $  1,424

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Conversion of 7.33% subordinated debentures to
    common shares, net                             $ 5,604
  Shares issued under benefit plans                $ 2,967     $  1,690
  Conversion of preferred shares and dividends                 $  1,950



            See Notes to Consolidated Financial Statements.

                                   -4-
PAGE

                          CAMDEN PROPERTY TRUST
                Notes to Consolidated Financial Statements
                               (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business
--------

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, and as a result of the merger with Paragon Group, Inc. ("Paragon") described below, Southeast and Midwest regions of the United States. As of March 31, 1997, the Company owned and operated 50 multifamily properties containing 18,279 units located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso, Phoenix and Tucson. The Company is developing three multifamily properties in Houston and Dallas which will, when completed, add 1,110 units to its portfolio, and has one site in Denver which it intends to develop.

Merger with Paragon Group, Inc.
-------------------------------

     On April 15, 1997, Paragon merged with and into Camden Subsidiary, Inc., a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated as of December 16, 1996 (the "Merger Agreement"). As provided in the Merger Agreement, each of the shares of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued 9,466,346 shares in exchange for the outstanding shares of Paragon common stock.Approximately $288 million of Paragon debt was assumed in the merger, excluding debt assumed with investments in joint ventures. The merger was structured as a tax-free transaction and has been treated as a purchase for accounting purposes. The allocation of the purchase price is not expected to result in the recording of goodwill.

     Paragon, a Maryland corporation, was a fully integrated real estate investment trust headquartered in Dallas, Texas whose business was the operation, development and acquisition of multifamily residential communities in the Southwest, Midwest, North Carolina and Florida. As of April 15, 1997, Paragon owned (either directly or through interests in other entities) interests in 57 multifamily residential communities totalling 15,975 apartment units (the "Paragon Residential Properties") located in six states. Paragon also had indirect minority ownership interests in three commercial properties, including a 20% interest in a 401,625 square foot office building. As of April 15, 1997, Paragon, through

Paragon Residential Services, Inc., managed 72 multifamily residential communities (including the Paragon Residential Properties) located across the United States, containing approximately 20,474 apartment units. Upon completion of the merger, Camden owned interests in 35,364 units in 110 properties and managed an additional 4,499 units in 15 properties for third parties and Paragon affiliates.

Property Update
---------------

     During the first quarter of 1997, the Company completed construction of the 380-unit The Park at Sugar Grove apartments in Houston and the 288-unit The Park at Arrowhead Springs apartments in Phoenix. As of March 31, 1997, The Park at Sugar Grove and The Park at Arrowhead Springs were 62% and 43% leased and 57% and 38% occupied, respectively.

     Construction continued on The Park at Centreport, a 268-unit property in Dallas; The Park at Buckingham, a 464-unit property in Dallas and Phase II of The Park at Vanderbilt, a 378-unit property in Houston. The Park at Centreport is expected to be ready for first occupancy during the third quarter of 1997 with stabilization to occur during the second quarter of 1998. The Park at Buckingham and Phase II of The Park at Vanderbilt are expected to be ready for first occupancy during the second quarter of 1997 with stabilization to occur during the third quarter of 1998.

Dividend Declaration
--------------------

     In March 1997, the Company announced that its Board of Trust Managers declared a dividend in the amount of $0.49 per common share for the first quarter of 1997 to be paid on April 17, 1997 to shareholders of record on March 31, 1997. This quarterly dividend represents an annualized dividend rate of $1.96 per share.

New Accounting Pronouncement
----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supercedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APB No. 15.

Reclassifications
-----------------

     Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.
Specifically, direct on-site general and administrative expenses previously classified as general and administrative expenses are now reflected as a part of property operating and maintenance expenses.

2.  NOTES PAYABLE

A summary of the Company's notes payable follows:

(In millions)

                                                    March 31,  December 31,
                                                       1997        1996
                                                    ---------  -----------
Unsecured notes:
     6 5/8% Senior Notes, due 2001                   $ 99.6      $ 99.6
     7% Senior Notes, due 2006                         74.2        74.2
     Short-term Notes                                  50.0
     Credit facility                                    3.0        12.0
                                                     ------      ------
                                                      226.8       185.8
Secured notes:
     Conventional mortgage loans                       38.0        58.4
                                                     ------      ------
          Total notes payable                        $264.8      $244.2
                                                     ======      ======
Floating rate debt included in notes payable         $ 28.0      $   --


     In January 1997, the Company began utilizing competitively bid short-term borrowings as an alternative to borrowing under its $150 million unsecured credit facility (the "Unsecured Credit Facility" or "Facility"). Such borrowings vary in term and pricing but have the same covenants as the Facility and may be funded through lenders outside of the Facility bank group at rates substantially below those of the Facility.

     In April 1997, the Company amended and restated its Unsecured Credit Facility to reflect an extended maturity date, a lower interest rate and a competitive bid feature. The Facility is now structured as a revolving loan until July 28, 1999 and, for an additional fee, becomes a term loan for one year thereafter. The interest rate on the Facility, which is subject to change with changes in the Company's credit ratings, has been reduced to LIBOR plus 105 basis points or Prime plus 25 basis points. The competitive bid feature enables the Company to enter into bid rate loans ("Bid Rate Loans") with certain banks party to the Facility at rates below those noted above. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Facility. Furthermore, amounts outstanding thereunder may reduce amounts due for unused fees.

     In January 1997, the Company prepaid two of its 8.8% conventional mortgage loans with outstanding balances of $20.3 million and incurred prepayment penalties of $286,000. Furthermore, in April 1997, the Company retired two of its 7.9% conventional mortgage loans at their scheduled maturity dates with outstanding balances at March 31, 1997 of $16.9 million. All four loans were retired by utilizing the Unsecured Credit Facility.

     On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of five-year unsecured remarketed reset notes ("Notes"). During the one-year period ending May 11, 1998, the interest rate on the Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of from six months to four years. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Notes are redeemable after May 11, 1998 at the option of the Company at par value. The proceeds to the Company from the sale of the Notes were $74.8 million, net of issuance costs. The Company used the net proceeds to reduce indebtedness recently incurred under the Facility as a result of liquidating certain of the debt assumed in the merger with Paragon.

     At March 31, 1997, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The LIBOR rate on this $25 million hedging agreement is fixed at 6.1%. The resulting fixed rate is equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations.

     At March 31, 1997, the weighted average interest rate on total notes payable was 7.0%.

3.  NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
                                                         1997      1996
                                                       -------   -------
Decrease (increase) in assets:
     Accounts receivable - affiliates                  $    93   $  (99)
     Deferred financing and other assets, net             (156)     902
     Restricted cash - escrow deposits                   1,678    1,276

Increase (decrease) in liabilities:
     Accounts payable                                     (215)   (1,728)
     Accrued real estate taxes                          (8,918)   (8,211)
     Accrued expenses and other liabilities                269     1,232
                                                       -------   -------
          Net change in operating accounts             $(7,249)  $(6,628)
                                                       =======   =======

4.  PROPERTY OPERATING AND MAINTENANCE EXPENSES

     Property operating and maintenance expenses included normal repairs and maintenance totaling $1.7 million for the first three months of 1997 and $1.9 million for the same period in 1996. In addition, amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaled $723,000 for the first three months of 1997 and $870,000 for the same period in 1996 and were included in property operating and maintenance expense.

5.  RESTRICTED SHARE AND OPTION AWARDS

     During the first quarter of 1997, 109,359 restricted shares and 300,000 options were granted in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares which have a purchase price of $0.01 per share have vesting periods ranging from three to five years. The options were granted at an exercise price of $27.00 per share and are exercisable in increments of 33.33% per year for each of the first three anniversaries of the date of grant. Out of the 1,450,000 common shares currently authorized for issuance under the 1993 Share Incentive Plan ("the Plan"), 1,355,748 of such shares had been granted (net of option forfeitures), 765,375 had vested and 162,734 had been canceled as of March 31, 1997.

     On April 21, 1997, the Board of Trust Managers unanimously voted to amend the Plan, subject to the approval of the Company's shareholders, to increase the maximum number of common shares available for issuance under the Plan to 10% of the common shares outstanding at any time. The shareholders' meeting to vote on this Plan amendment will be held on June 5, 1997.

     In February 1997, the Company established a rabbi trust (the "Rabbi Trust"), in which salary and bonus amounts awarded to certain officers under the recently established Key Employee Share Option Plan and restricted shares awarded to certain officers may be deposited. Salary and bonus amounts held by the Rabbi Trust may be purchased by the officer at any time within 20 years from the date the amounts were deposited for a price equal to 25% of the amount to be withdrawn from the Rabbi Trust. Vested restricted shares and the related accumulated dividends held by the Rabbi Trust may be purchased by the officer at any time within 20 years from the date of grant of such shares for a price equal to (1) 10% of the fair value of the shares on the date the shares were awarded to the Rabbi Trust; and (2) 5% of the amount of dividends declared and paid with respect to such shares. The Company accounts for the Rabbi Trust similar to a compensatory stock option plan.

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     During the first three months of 1997, debentures in the principal amount of $5.8 million were converted into approximately 241,000 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, $175,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, net income per common and common equivalent share would have remained at $0.24 per share for the three months ended March 31, 1997.

     Subsequent to March 31, 1997, an additional $10.8 million in principal amount of debentures were converted to approximately 451,000 common shares and the related $310,000 of unamortized debenture costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, including these debentures converted subsequent to March 31, 1997, net income per common and common equivalent share would have been $0.26 per share for the quarter ended March 31, 1997.

7.  SUBSEQUENT EVENTS

     In the ordinary course of its business, the Company issues letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with the local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contract will provide the purchaser with periods varying from 25 to 180 days during which it will evaluate the properties and conduct its due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that the Company will acquire or sell any property as to which the Company may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a sales contract.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
--------

     The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1996 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") are engaged in the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, and as a result of the merger with Paragon Group, Inc. ("Paragon") described below, Southeast and Midwest regions of the United States. As of March 31, 1997, the Company owned and operated 50 multifamily properties containing 18,279 units located in Houston, Dallas/Fort Worth, Austin, Corpus Christi, El Paso, Phoenix and Tucson. The Company is developing three multifamily properties in Houston and Dallas which will, when completed, add 1,110 units to its portfolio, and has one site in Denver which it intends to develop.

     Camden's real estate portfolio at March 31, 1997 and December 31, 1996 is summarized as follows:

                              March 31, 1997         December 31, 1996
                           ---------------------    --------------------
                            Units  Projects  %*      Units  Projects  %*
                            -----  --------  --       -----  -------- --
OPERATING PROPERTIES
Texas
  Houston                   7,367    19      38%     6,987     18     36%
  Dallas                    6,045    16      31      6,045     16     31
  Austin                    1,745     6       9      1,745      6      9
  Other                     1,585     5       8      1,585      5      8
                           ------    --     ---     ------     --    ---
    Total Texas Operating
      Properties           16,742    46      86     16,362     45     84

Arizona                     1,537     4       8      1,249      3      7
                           ------    --     ---     ------     --    ---
    Total Operating
      Properties           18,279    50      94     17,611     48     91

PROJECTS UNDER DEVELOPMENT**
Texas
  Houston                     378     1       2        758      2      4
  Dallas                      732     2       4        732      2      4
                           ------    --     ---     ------     --    ---
    Total Texas Development
      Properties            1,110     3       6      1,490      4      8
Arizona                                                288      1      1
                           ------    --     ---     ------     --    ---
    Total Projects Under
      Development           1,110     3       6      1,778      5      9
                           ------    --     ---     ------     --    ---
    Total Properties       19,389    53     100%    19,389     53    100%
                           ======    ==     ===     ======     ==    ===

 *  Based on units.
**  Excludes one project in Denver on which construction had not commenced.

     At March 31, 1997, the Company had three development properties in various stages of construction as follows:

                              Estimated
                               Project
                       Number   Total    Estimated  Estimated   Estimated
                         of     Cost*     Percent  Completion Stabilization
Property and Location  Units($ millions) Complete*    Date        Date
---------------------------------------------------------------------------

The Park at Centreport  268    $14.0       19%      1st Qtr.,   2nd Qtr.,
     Dallas, Texas                                    1998        1998

The Park at Buckingham  464     25.5       34       1st Qtr.,   3rd Qtr.,
     Dallas, Texas                                    1998        1998

Phase II of The Park at
     Vanderbilt         378     24.6       58       1st Qtr.,   3rd Qtr.,
     Houston, Texas                                   1998        1998
                      -----    -----
                      1,110    $64.1

* Includes land and preconstruction costs.

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

Comparison of the Quarter Ended March 31, 1997 and March 31, 1996
-----------------------------------------------------------------

     The changes in operating results from period to period are primarily due to the development of four properties aggregating 1,552 units, the acquisition of an adjoining property containing 400 units, the disposition of two properties containing 410 units and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the first quarter of 1997 increased by 864 units, or 5.1%, from 16,961 to 17,825. Total operating properties were 50 and 49 at March 31, 1997 and 1996, respectively.

     The average rental income per unit per month increased $29 or 5.9%, from $494 to $523 for the first quarter of 1996 to 1997, respectively. The increase was primarily due to a 2.9% increase in revenue growth from the stabilized real estate portfolio that existed throughout both periods and higher than average rental rates achieved on properties added to the portfolio, partially offset by overall decreases in average occupancy from 94.1% to 93.2% for the quarters ended March 31, 1996 and 1997, respectively.

     Other income increased $73,000 or 5.1% from $1.4 million to $1.5 million for the quarters ended March 31, 1996 and 1997, respectively. The increase in other income was due to a larger number of units owned and in operation. Third-party construction and management fee income totaled $144,000 and $279,000 for the quarters ended March 31, 1997 and 1996, respectively.

     Property operating and maintenance expenses and real estate taxes increased $711,000, from $13.0 million to $13.7 million, which represents an annual increase of $3 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of the change in the property mix due to development and property dispositions. Real estate taxes increased as a result of increases in the valuations of renovated and developed properties and increases in property tax rates. Operating expenses from the stabilized real estate portfolio in operation throughout both periods decreased 0.1% which, combined with the revenue increase, resulted in a 5.4% increase in net operating income from these properties.

     General and administrative expenses increased $200,000 from $624,000 to $824,000. This increase was primarily due to costs associated with the Paragon merger and incentive-based executive compensation.

     Interest expense increased 3.1%, from $4.1 million to $4.2 million due to increased indebtedness related to the property acquisition and completed developments and renovations that was partially offset by reductions in interest rates and the conversion of convertible debentures. Interest capitalized was $646,000 and $1.4 million for the quarters ended March 31, 1997 and 1996, respectively.

     Depreciation and amortization increased 16.4% from $5.5 million to $6.4 million. This increase was due primarily to developments, renovations and an acquisition partially offset by property dispositions.

LIQUIDITY AND CAPITAL RESOURCES

Financial Structure
-------------------

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

     Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering in July 1993. At March 31, 1997, the Company's ratio of total debt to total market capitalization was approximately 35.5% (based on the closing price of $27.25 per common share of the Company on the New York Stock Exchange composite tape on March 31, 1997). This ratio represents total consolidated debt of the Company (excluding the Company's 7.33% Convertible Debentures due 2001 ["Convertible Debentures"]) as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of the Convertible Debentures, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the Convertible Debentures). The interest coverage ratio was 3.6 and 3.2 times for the first quarter of 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, 90.3% and 84.3%, respectively, of the Company's properties (based on invested capital) were unencumbered.

Liquidity
---------

     The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the $150 million unsecured credit facility (the "Unsecured Credit Facility" or "Facility"), construction loans, and other short- term borrowing arrangements. The Company intends to use equity capital or senior unsecured debt to refinance maturing secured debt and borrowings under its Facility and other short-term borrowing arrangements. The Company has commenced under its previously filed shelf registration statement a $196 million medium-term note program to be used to provide intermediate or long-term, unsecured publicly-traded debt, none of which has yet been issued. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating requirements and shareholder distributions.

     On March 17, 1997, the Company declared its first quarter dividend in the amount of $0.49 per common share. The distributions were paid on April 17, 1997 to shareholders of record as of March 31, 1997. The Company intends to continue shareholder distributions in accordance with REIT qualification requirements under the federal tax code while maintaining what management believes to be a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends at a rate which is less than the funds from operations growth rate.

Financial Flexibility
---------------------

     The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets. During the three months ended March 31, 1997, the Company incurred $13.0 million in development costs and did not incur any acquisition costs for new properties. The Company funds its developments and acquisitions through a combination of equity capital, debt securities, conventional mortgage loans, the Unsecured Credit Facility and other short-term borrowing arrangements. The Company also seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies.

     In January 1997, the Company began utilizing competitively bid short-term borrowings as an alternative to borrowing under its Unsecured Credit Facility. Such borrowings vary in term and pricing but have the same covenants as the Facility and may be funded through lenders outside of the Facility bank group at rates substantially below those of the Facility.

     In April 1997, the Company amended and restated its Unsecured Credit Facility to reflect an extended maturity date, a lower interest rate and a competitive bid feature. The Facility is now structured as a revolving loan until July 28, 1999 and, for an additional fee, becomes a term loan for one year thereafter. The interest rate on the Facility, which is subject to change with changes in the Company's credit ratings, has been reduced to LIBOR plus 105 basis points or Prime plus 25 basis points. The competitive bid feature enables the Company to enter into bid rate loans ("Bid Rate Loans") with certain banks party to the Facility at rates below those noted above. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Facility. Furthermore, amounts outstanding thereunder may reduce amounts due for unused fees.

     In January 1997, the Company prepaid two of its 8.8% conventional mortgage loans with outstanding balances of $20.3 million and incurred prepayment penalties of $286,000. Furthermore, in April 1997, the Company retired two of its 7.9% conventional mortgage loans at their scheduled maturity dates with outstanding balances at March 31, 1997 of $16.9 million. All four loans were retired by utilizing the Unsecured Credit Facility.

     On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of five-year unsecured remarketed reset notes ("Notes"). During the one-year period ending May 11, 1998, the interest rate on the Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of from six months to four years. The Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Notes are redeemable after May 11, 1998 at the option of the Company at par value. The proceeds to the Company from the sale of the Notes were $74.8 million, net of issuance costs. The Company used the net proceeds to reduce indebtedness recently incurred under the Facility as a result of liquidating certain of the debt assumed in the merger with Paragon.

     At March 31, 1997, a $25 million interest rate hedging agreement remained in effect and is scheduled to mature in July 2000 with a bank's option to extend to July 2002. The LIBOR rate on this $25 million hedging agreement is fixed at 6.1%. The resulting fixed rate is equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations.

     At March 31, 1997, the weighted average interest rate on total notes payable was 7.0%.

FUNDS FROM OPERATIONS

     Funds from operations ("FFO") for the three months ended March 31, 1997 increased $1.2 million over the same period of 1996, primarily due to properties added to the portfolio, rental growth in the Company's Houston market and controlling operating expenses. Management considers FFO an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. A calculation of FFO for the quarters ended March 31, 1997 and March 31, 1996 follows:

(In thousands)
                                                           Quarter Ended
                                                              March 31,
                                                          ----------------
                                                           1997      1996
                                                          -------  -------

Net income (loss) to common shareholders                  $ 4,064  $(1,750)
Real estate asset depreciation                              6,189    5,336
Gain on sales of properties                                           (195)
Losses related to early retirement of debt                    286    5,351
                                                          -------  -------
  Funds from operations available to common shareholders   10,539    8,742
Preferred share dividends                                                4
                                                          -------  -------
  Funds from operations - primary                          10,539    8,746
Interest on convertible subordinated debentures               296      807
Amortization of deferred costs on convertible debentures       42       79
                                                          -------  -------
  Funds from operations - fully diluted                   $10,877  $ 9,632
                                                          =======  =======

Weighted average number of common and common
  equivalent shares outstanding:
  Primary                                                  16,655   14,512
  Fully diluted                                            17,678   16,375

     The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $800,000 in the first quarter of 1997 and $1.4 million in the first quarter of 1996 of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 Distribution Agreement dated March 20, 1997 among the Registrant and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to the Registrant's Form 8- K dated March 20, 1997 (File No. 1-12110).

            10.2 Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to the Registrant's Form 10-K filed March 28, 1997 (File No. 1-12110).

            10.3 Form of Master Exchange Agreement by and between the Registrant and certain key employees. Incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-K filed March 28, 1997 (File No. 1-12110).

            10.4 Restatement and Amendment of Loan Agreement dated April 14, 1997 between Registrant and NationsBank of Texas, N.A.

            11.1  Statement re Computation of Per Share Earnings.

            27.1 Financial Data Schedule (filed only electronically with the SEC).

        (b) Reports of Form 8-K

            Current Report on Form 8-K dated March 20, 1997 was filed which contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

PAGE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



 /s/ G. Steven Dawson                                May 14, 1997
------------------------------                   ------------------
G. Steven Dawson                                         Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)