Form 10-Q
period 1997-06-30
CAMDEN PROPERTY TRUST
filed 1997-08-14
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

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

                            YES  X          NO
                               -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 11, 1997, there were 31,637,963 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             CAMDEN PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
(In thousands)

                                     ASSETS

                                                         JUNE 30,      DECEMBER 31,
                                                           1997            1996
                                                       ------------    ------------
                                                       (Unaudited)
Real estate assets, at cost:
    Land                                               $    178,745    $     86,673
    Buildings and improvements                            1,091,064         523,325
    Projects under development, including land               34,187          36,547
    Investment in joint ventures                             16,179
                                                       ------------    ------------
                                                          1,320,175         646,545
    Less: accumulated depreciation                          (74,363)        (56,369)
                                                       ------------    ------------
                                                          1,245,812         590,176
Accounts receivable - affiliates                              2,010             148
Notes receivable - affiliates                                 3,406           3,550
Deferred financing and other assets, net                      6,028           4,847
Cash and cash equivalents                                     5,104           2,366
Restricted cash - escrow deposits                             3,358           2,423
                                                       ------------    ------------
          Total assets                                 $  1,265,718    $    603,510
                                                       ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable:
       Unsecured                                       $    344,869    $    185,800
       Secured                                              222,857          58,382
    Accounts payable                                         15,636           7,512
    Accrued real estate taxes                                12,465          13,246
    Accrued expenses and other liabilities                   15,153           7,675
    Distributions payable                                    14,371           7,765
                                                       ------------    ------------
       Total liabilities                                    625,351         280,380

Minority Interest in Operating Partnership                   64,565
7.33% Convertible Subordinated Debentures                     7,270          27,702

Shareholders' Equity:
    Preferred shares of beneficial interest
    Common shares of beneficial interest                        270             165
    Additional paid-in capital                              634,388         348,339
    Distributions in excess of net income                   (60,337)        (49,515)
    Unearned restricted share awards                         (5,789)         (3,561)
                                                       ------------    ------------
       Total shareholders' equity                           568,532         295,428
                                                       ------------    ------------
          Total liabilities and shareholders' equity   $  1,265,718    $    603,510
                                                       ============    ============


                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
(In thousands, except per share amounts)

                                                                THREE MONTHS            SIX MONTHS
                                                               ENDED JUNE 30,          ENDED JUNE 30,
                                                            --------------------    -------------------
                                                              1997        1996        1997       1996
                                                            --------    --------    --------   --------
REVENUES
    Rental income                                           $ 51,084    $ 25,956    $ 79,038   $ 51,101
    Other property income                                      2,304       1,134       3,598      2,162
                                                            --------    --------    --------   --------
       Total property income                                  53,388      27,090      82,636     53,263

    Equity in income of joint ventures                           436                     436
    Fee and asset management                                     119          48         263        327
    Other income                                                 129          93         209        231
                                                            --------    --------    --------   --------
       Total revenues                                         54,072      27,231      83,544     53,821

EXPENSES
    Property operating and maintenance                        18,663       9,892      28,655     19,640
    Real estate taxes                                          5,975       3,323       9,667      6,548
    General and administrative                                 1,216         696       2,040      1,320
    Interest                                                   9,090       4,177      13,276      8,237
    Depreciation and amortization                             12,102       5,645      18,530     11,168
                                                            --------    --------    --------   --------
       Total expenses                                         47,046      23,733      72,168     46,913
                                                            --------    --------    --------   --------

INCOME BEFORE GAIN ON SALES OF PROPERTIES, LOSSES RELATED
    TO EARLY RETIREMENT OF DEBT AND MINORITY INTEREST          7,026       3,498      11,376      6,908
GAIN ON SALES OF PROPERTIES                                                                         195
LOSSES RELATED TO EARLY RETIREMENT OF DEBT                                              (286)    (5,351)
                                                            --------    --------    --------   --------
INCOME BEFORE MINORITY INTEREST                                7,026       3,498      11,090      1,752
MINORITY INTEREST IN OPERATING PARTNERSHIP                      (597)                   (597)
                                                            --------    --------    --------   --------
NET INCOME                                                     6,429       3,498      10,493      1,752
PREFERRED SHARE DIVIDENDS                                                                            (4)
                                                            --------    --------    --------   --------
NET INCOME TO COMMON SHAREHOLDERS                           $  6,429    $  3,498    $ 10,493   $  1,748
                                                            ========    ========    ========   ========


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE           $   0.24    $   0.24    $   0.48   $   0.12

DISTRIBUTIONS DECLARED PER COMMON SHARE                     $  0.490    $  0.475    $  0.980   $  0.950

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                             26,663      14,511      21,687     14,512



                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
(In thousands)

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------------
                                                                                1997                  1996
                                                                              ---------             ---------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                $  10,493             $   1,752
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            18,530                11,168
        Equity in income of joint ventures, net of cash received                   (161)
        Gain on sales of properties                                                                      (195)
        Losses related to early retirement of debt                                  286                 5,351
        Minority interest in Operating Partnership                                  597
        Accretion of discount on unsecured notes payable                             69                    27
        Net change in operating accounts                                        (11,420)               (3,196)
                                                                              ---------             ---------
        Net cash provided by operating activities                                18,394                14,907

CASH FLOW FROM INVESTING ACTIVITIES
    Cash of Paragon at acquisition                                               12,400
    Increase in real estate assets                                              (41,384)              (39,393)
    Net proceeds from sales of properties                                                              19,436
    Decrease (increase) in notes receivable for net advances to affiliates        6,139                   (92)
    Decrease in investment in joint ventures                                      4,624
    Other                                                                          (308)                    7
                                                                              ---------             ---------
        Net cash used in investing activities                                   (18,529)              (20,042)

CASH FLOW FROM FINANCING ACTIVITIES
    Net increase (decrease) in lines of credit and short-term notes              59,000               (80,783)
    Proceeds from notes payable                                                 100,000               106,883
    Losses related to early retirement of debt                                     (286)               (5,351)
    Repayment of notes payable                                                  (37,392)                 (581)
    Repayment of Paragon debt, including line of credit                         (93,639)
    Distributions to common shareholders and minority interests                 (24,391)              (13,520)
    Payment of  loan costs                                                         (798)               (1,349)
    Other                                                                           379                   170
                                                                              ---------             ---------
        Net cash provided by financing activities                                 2,873                 5,469
                                                                              ---------             ---------
        Net increase in cash and cash equivalents                                 2,738                   334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,366                   236
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   5,104             $     570
                                                                              =========             =========

SUPPLEMENTAL INFORMATION
    Cash paid for interest, net of interest capitalized                       $  13,179             $   6,831
    Interest capitalized                                                      $   1,714             $   2,533

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of Paragon, net of cash acquired:
        Fair value of assets acquired                                         $ 647,795
        Liabilities assumed                                                     332,553
        Common shares issued                                                    262,370
        Fair value of minority interest                                          65,272
    Conversion of 7.33% subordinated debentures to common shares, net         $  19,839             $   2,690
    Shares issued under benefit plans                                         $   3,335             $   1,678
    Conversion of preferred shares and dividends                                                    $   1,954

                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") report as a single business segment related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. At June 30, 1997, the Company owned interests in, operated or was developing 103 multifamily properties containing 35,460 apartment units located in Texas, Arizona, Florida, Kentucky, Missouri, and North Carolina. Three of the Company's multifamily properties were under development at June 30, 1997 in Houston and Dallas containing 1,110 apartment units. Five of the Company's newly developed multifamily properties containing 1,524 apartment units were in various stages of lease-up at June 30, 1997 in Houston, Phoenix, Charlotte, Greensboro and Kansas City. The Company has several additional sites including land in Denver which it intends to develop into multifamily apartment communities. Additionally, the Company manages 4,673 apartment units in 16 properties for third-parties and affiliates.

Acquisition of Paragon Group, Inc.

     On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a publicly-traded Dallas-based multifamily real estate investment trust. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition, (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996 (the "Merger Agreement") each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the acquisition, 2,352,161 Operating Partnership units were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the acquisition.

     The Paragon Acquisition has been recorded under the purchase method of accounting. In accordance with generally accepted accounting principles, the purchase price was preliminarily allocated to the net assets acquired based on their estimated fair values. Such estimates may be revised at a later date. No goodwill is expected to be recorded in this transaction. The accompanying consolidated statements of operations include the operating results of Paragon since April 1, 1997, the effective date of the Paragon Acquisition for accounting purposes. Pro forma unaudited consolidated operating results of the Company for the six months ended June 30, 1997 and 1996, assuming that the Paragon Acquisition had been made as of January 1, 1996, are summarized below (in thousands, except per share amounts):


                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
Total revenues                                        $ 105,764    $ 103,242
Net income to common shareholders                     $  11,773    $   1,331
Net income per common and common equivalent share     $    0.45    $    0.06

     The non-residential operations of Paragon Group Property Services, Inc., a Paragon affiliate which was sold on June 30, 1996, and the related gain from the sale have been adjusted out of the six months ended June 30, 1996 pro forma amounts. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Paragon Acquisition been completed on the date indicated, nor are they necessarily indicative of future operations.

Operating Partnership

     Camden owns the assets acquired from Paragon, comprising approximately 45.2% of Camden's multifamily apartment units, in an operating partnership (the "Operating Partnership") in which Camden holds 79.1% of the Operating Partnership units (the "OP Units"), and the sole 1% general partner interest. The remaining 19.9% of the Operating Partnership interests are held by former officers, directors and investors in Paragon, who collectively owned 2,346,640 OP Units at June 30, 1997. Each OP Unit is convertible into one common share of Camden or cash at the election of the Company. Holders of OP Units are not entitled to rights as shareholders of the Company prior to redemption of their OP Units. No members of the Company's management team own OP Units and only two of the seven Trust Managers of the Company own OP Units.

     Camden, through its general partner interest in the Operating Partnership, holds exclusive power over the business and affairs of the Operating Partnership without the consent of the holders of OP Units, subject to certain limitations. As the general partner, subject to the limitations discussed below, Camden may engage in transactions (including transactions with affiliates of Camden) to purchase, sell, or finance the real estate assets of the Operating Partnership, and may borrow or lend funds, as long as such transactions are fair and reasonable to the Operating Partnership.

     As the holder of more than two-thirds of the OP Units, Camden has the power to dissolve at any time and liquidate the Operating Partnership, and in connection therewith sell or otherwise dispose of any part or all of the Operating Partnership's assets. Either the sale of all or substantially all of the assets of the Operating Partnership without liquidation of the partnership or, a merger in which the holders of OP Units do not receive the same consideration as Camden shareholders requires the majority consent of holders of OP Units, excluding OP Units held by the Company. Otherwise, Camden generally has complete discretion to manage the Operating Partnership and its assets without consent of the other OP Units holders.

Accounting for Subsidiaries and Joint Ventures

     The Company consolidates the operations and accounts of all subsidiaries and partnerships in which its aggregate ownership is greater than 50%. Those owned less than 50%, are accounted for using the equity method. As a result of the Paragon Acquisition, the Company now owns a substantial number of its assets in an Operating Partnership. At June 30, 1997, the Company owns, through its wholly-owned subsidiaries, an 80.1% interest in the Operating Partnership. The remaining 19.9% interest, comprising 2,346,640 OP Units, is accounted for as minority interest. In connection with the Paragon Acquisition, the Company also obtained an ownership interest in three properties containing 1,264 apartment units controlled through a private real estate investment trust, and interests in three office building limited partnerships, all of which are included as investment in joint ventures.

July 1997 Equity Offering

     In July 1997 the Company completed the public sale and issuance of 4,830,000 common shares (the "July 1997 Equity Offering") at a price of $31 per share. The net proceeds of $142.6 million were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the Company's credit facility. See Note 8 for further discussion.

Dividend Declaration

     On July 17, 1997, the Company paid a distribution of $0.49 per share for the second quarter of 1997 to all holders of record of Camden's common shares as of June 30, 1997, and paid an equivalent amount per unit to holders of OP Units. This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $1.96 per share or unit. The Company determines the amount of cash distributable from the Operating Partnership in accordance with the partnership agreement and intends to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares.

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supercedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common share equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APB No. 15.

     Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. Such SFAS is effective for periods ending after December 15, 1997. The Company believes that its disclosures already comply with the requirements of SFAS No. 129. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Company's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130.

Reclassifications

     Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations. Specifically, direct on-site general and administrative expenses previously classified as general and administrative expenses are now reflected as a part of property operating and maintenance expenses, and certain components of revenues have been reported separately.

2.  NOTES PAYABLE

The following is a summary of the Company's indebtedness:

(In millions)

                                                       PRO FORMA AFTER
                                                       EQUITY OFFERING                    DECEMBER 31,
                                                        (SEE NOTE 8)       JUNE 30, 1997      1996
                                                       ---------------     -------------  ------------
Senior Unsecured Notes:
      6 5/8% Notes, due 2001                              $  99.7             $  99.7       $   99.6
      7.172% Medium Term Notes, due 2004                     25.0                25.0
      7% Notes, due 2006                                     74.2                74.2           74.2
      Reset Notes, due 2002                                  75.0                75.0
      Credit facility and other short-term notes                                 71.0           12.0
                                                           ------             -------       --------
                                                            273.9               344.9          185.8
Secured Notes:
      Mortgage loans                                        156.0               222.8           58.4
                                                           ------             -------       --------

         Total notes payable                              $ 429.9             $ 567.7       $  244.2
                                                          =======             =======       ========

Floating rate debt included in notes payable, net of
      hedging agreements                                  $  50.0             $ 121.0

     The Company has a revolving $150 million unsecured line of credit (the "Unsecured Credit Facility") which matures July 28, 2000. One year prior to maturity, this debt becomes a term loan, unless it is extended, renegotiated or repaid. The scheduled interest rate on the loan is currently based on LIBOR plus 105 basis points or Prime plus 25 basis points. This scheduled rate is subject to change as the

Company's credit ratings change. Advances under the Unsecured Credit Facility may be priced at the scheduled rate, or, the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rate. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Credit Facility. The Unsecured Credit Facility is subject to customary financial covenants and limitations.

     As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in term and pricing but have the same covenants as the Unsecured Credit Facility and are typically priced at interest rates below those available under the Unsecured Credit Facility.

     Subsequent to June 30, 1997, Camden retired an additional $66.7 million mortgage loan using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.3 million of the $296 million of debt assumed in the Paragon Acquisition.

     On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of from six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

     On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million Medium Term Notes shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172% payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

     At June 30, 1997, the Company was party to a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

     At June 30, 1997, the weighted average interest rate on total notes payable was 7.1%. Following the retirement of debt using the proceeds of the July 1997 Equity Offering, the weighted average interest rate was reduced to 7.0%.

3.  NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                ------------------------
                                                  1997           1996
                                                ---------      ---------
Decrease (increase) in assets:
   Accounts receivable - affiliates             $     986       $   (365)
   Deferred financing and other assets, net          (255)           770
   Restricted cash - escrow deposits                1,543            827

Increase (decrease) in liabilities:
   Accounts payable                                 2,646         (1,262)
   Accrued real estate taxes                       (2,938)        (4,528)
   Accrued expenses and other liabilities         (13,402)         1,362
                                                ---------       --------
        Net change in operating accounts        $ (11,420)      $ (3,196)
                                                =========       ========

4.   PROPERTY OPERATING AND MAINTENANCE EXPENSES

     Property operating and maintenance expenses included normal repairs and maintenance totaling $3.8 million and $5.5 million for the three and six months ended June 30, 1997, respectively and $2.1 million and $4.0 million for the three and six months ended June 30, 1996, respectively. In addition, property operating and maintenance expense included amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaling $1.5 million and $2.2 million for the three and six months of 1997 and $0.9 million and $1.8 million for the same periods in 1996.

5.   RESTRICTED SHARE AND OPTION AWARDS

     During the first six months of 1997, 124,159 restricted shares were granted in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on market value at the date of grant and have vesting periods of up to five years. An additional 310,000 options were granted at the market value exercise price and are exercisable in equal increments on or following each of the first three anniversaries of the date of grant. During the second quarter of 1997, the Company's shareholders and Trust Managers voted to amend the Plan, which resulted in an increase in the maximum number of common shares available for issuance under the Plan to 10% of the common shares outstanding at any time. During the six month period ended June 30, 1997, previously granted options for 65,064 shares became exercisable and 47,804 restricted shares became vested.

6.   EMPLOYEE STOCK PURCHASE PLAN

     In July 1997, the Company established and commenced an Employee Stock Purchase Plan ("ESPP") for all active employees, officers, and Trust Managers who have completed one month of continuous service. Participants may elect to purchase Camden common shares through payroll or director fee deductions and/or through quarterly contributions. At the end of each six-month offering period, each participant's account balance is applied to acquire common shares of the Company at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. A participant may not purchase more than $25,000 in value of shares during any Plan Year, as defined.

7.   CONVERTIBLE SUBORDINATED DEBENTURES

     During the first six months of 1997, debentures in the principal amount of $20.4 million were converted into approximately 851,000 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, $593,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, net income per common and common equivalent share would have remained at $0.24 for the three months ended June 30,1997, and would have been $0.50 per share for the six months ended June 30, 1997.

8.   SUBSEQUENT EVENTS

     On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments, at a price of $31 per share. The net proceeds of $142.6 million were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the Unsecured Credit Facility which had been advanced to fund recent property developments, a 96-unit apartment acquisition and other working capital requirements. Had the July 1997 Equity Offering been completed on the effective date of the Paragon Acquisition, interest expense on a pro forma basis would have been $6.6 million for the three months ended June 30, 1997. Net income to common shareholders on a pro forma basis would have been $8.9 million or $0.28 per share for the three months ended June 30, 1997.

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

     Camden Property Trust and its subsidiaries ("Camden" or the "Company") report as a single business segment related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. At June 30, 1997, the Company owned interests in, operated or was developing 103 multifamily properties containing 35,460 apartment units located in Texas, Arizona, Florida, Kentucky, Missouri, and North Carolina. Three of the Company's multifamily properties were under development at June 30, 1997 in Houston and Dallas containing 1,110 apartment units ("Development Properties"). Five of the Company's newly developed multifamily properties containing 1,524 apartment units were in various stages of lease-up at June 30, 1997 in Houston, Phoenix, Charlotte, Greensboro and Kansas City ("Lease-up Properties"). The Company has several additional sites including land in Denver which it intends to develop into multifamily apartment communities. Additionally, the Company manages 4,673 apartment units in 16 properties for third-parties and affiliates.

Acquisition of Paragon Group, Inc.

     On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc., ("Paragon"), a publicly-traded Dallas-based multifamily real estate investment trust. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition, (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996 (the "Merger Agreement") each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the acquisition, 2,352,161 Operating Partnership units were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the acquisition.

Property Portfolio

       The Company's multifamily property portfolio, excluding land held for development, at June 30, 1997 and December 31, 1996 is summarized as follows:


                                                  JUNE 30, 1997**                       DECEMBER 31, 1996
                                        -----------------------------------    -----------------------------------
                                          Number       Number of                Number of      Number of
                                         of Units      Properties      %*         Units       Properties      %*
                                        -----------   ------------   ------    -----------    -----------    -----
Texas
     Houston                                7,745           20         22%         7,745           20          40%
     Dallas                                 9,381           26         27          6,777           18          35
     Austin                                 1,745            6          5          1,745            6           9
     Other                                  1,585            5          4          1,585            5           8
                                          -------         ----       ----         ------          ---        ----
     Total Texas Properties                20,456           57         58         17,852           49          92
                                          -------         ----       ----         ------          ---        ----

Arizona                                     1,537            4          4          1,537            4           8
Florida                                     6,103           17         17
Kentucky                                    1,142            5          3
Missouri                                    3,487           10         10
North Carolina                              2,735           10          8
                                          -------         ----       ----         ------          ---        ----
     Total Properties                      35,460          103        100%        19,389           53         100%
                                          =======         ====       ====         ======          ===        ====

  *   Based on number of units.
**    Includes three properties containing 1,264 units owned in joint ventures.

Property Update

     Leasing continued during the second quarter on the two development properties completed during the first quarter of 1997 and on the three development properties acquired in the Paragon Acquisition.

     The following table sets forth information regarding the Lease-Up
Properties:


                                                   Estimated
                                       Number        Cost         % Leased         Date of           Estimated
Property and Location                 of Units   ($ millions)    at 8/6/97       Completion        Stabilization
------------------------------------ ----------  -------------  ------------  -----------------  -----------------
The Park at Sugar Grove
     Houston, TX                           380       $ 19.3          96%            1Q97               3Q97

The Park at Arrowhead Springs
     Phoenix, AZ                           288         16.1          80             1Q97               3Q97

Park Commons*
     Charlotte, NC                         232         11.5          83             2Q97               3Q97

Brassfield Park*
     Greensboro, NC                        336         17.1          82             2Q97               3Q97

Camden Passage Phase II*
     Kansas City, MO                       288         15.6          74             2Q97               3Q97
                                         -----       ------
         Total                           1,524       $ 79.6
                                         =====       ======


* Acquired in Paragon Acquisition. Brassfield is owned through a joint venture.

    Construction continued on The Park at Centreport, The Park at Buckingham, and Phase II of The Park at Vanderbilt. The Park at Centreport is expected to be ready for first occupancy during the third quarter of 1997 with stabilization to occur during the third quarter of 1998. The Park at Buckingham and Phase II of The Park at Vanderbilt began leasing during the second quarter of 1997.

    The following table sets forth information regarding the Development
Properties:

                                                   Estimated
                                       Number        Cost         % Leased     Estimated Date        Estimated
Property and Location                 of Units   ($ millions)    at 8/6/97      of Completion      Stabilization
------------------------------------ ----------  -------------  ------------  -----------------  -----------------
The Park at Buckingham
    Dallas, TX                             464       $ 25.5          22%            1Q98               3Q98


The Park at Centreport
    Dallas, TX                             268         14.0           0             1Q98               3Q98

The Park at Vanderbilt, Phase II
    Houston, TX                            378         24.6          60             3Q97               4Q97
                                         -----       ------
         Total                           1,110       $ 64.1
                                         =====       ======


    Historically, the Company has staged its construction to allow leasing and occupancy during the construction period thereby minimizing the lease-up period following completion of construction. The Company's accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied units are expensed against revenues generated by those units as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such units are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or one year from opening the leasing office, whichever occurs first, all units are considered operating and the Company begins expensing all items that were previously considered as carrying costs.

Comparison of the Quarter Ended June 30, 1997 and June 30, 1996

    The changes in operating results from period to period are primarily due to the Paragon Acquisition, development of four properties aggregating 1,552 units, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the second quarter of 1997 increased by 15,218 units, or 88.6%, from 17,174 to 32,392. Total operating properties were 97 and 50 at June 30, 1997 and 1996, respectively. The 32,392 weighted average units and the 97 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

    The average rental income per unit per month increased $22 or 4.4%, from $504 to $526 for the second quarter of 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties. Overall average occupancy decreased slightly from 94.2% to 93.8% for the quarters ended June 30, 1996 and 1997, respectively.

    Other property income increased $1.2 million from $1.1 million to $2.3 million for the quarters ended June 30, 1996 and 1997, respectively. The increase in other property income was due to a larger number of units owned and in operation.

    Property operating and maintenance expenses and real estate taxes increased $11.4 million, from $13.2 million to $24.6 million, which represents an annual decrease of $36 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in the valuations of renovated and developed properties, and increases in property tax rates. However, on a per unit basis, annualized taxes declined from $774 to $738.

    General and administrative expenses increased $520,000 from $696,000 to $1.2 million, a rate consistent with the overall increase in revenues.

    Interest expense increased from $4.2 million to $9.1 million due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. The increase was partially offset by reductions in average interest rates on the Company's debt. Interest capitalized remained constant at $1.1 million for the quarters ended June 30, 1997 and 1996, respectively.

    Depreciation and amortization increased from $5.6 million to $12.1 million. This increase was due primarily to the Paragon Acquisition, developments, and renovations.

Comparison of the Six Months Ended June 30, 1997 and June 30, 1996

    The changes in operating results from period to period are primarily due to the Paragon Acquisition, development of six properties aggregating 2,356 units, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the first six months of 1997 increased by 8,040 units, or 47.1%, from 17,068 to 25,108. Total operating properties were 97 and 50 at June 30, 1997 and 1996, respectively. The 25,108 weighted average units and the 97 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

    The average rental income per unit per month increased $26 or 5.2%, from $499 to $525 for the six months ended June 30, 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties.

    Other property income increased $1.4 million from $2.2 million to $3.6 million for the six months ended June 30, 1996 and 1997, respectively. The increase in other property income was due to a larger number of units owned and in operation.

    Property operating and maintenance expenses and real estate taxes increased $12.1 million, from $26.2 million to $38.3 million, which represents an annual decrease of $16 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in the valuations of renovated and developed properties, and increases in property tax rates.

    General and administrative expenses increased $720,000 from $1.3 million to $2.0 million, a rate consistent with the overall increase in revenues.

    Interest expense increased from $8.2 million to $13.3 million due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. This increase was partially offset by reductions in average interest rates on the Company's debt. Interest capitalized was $1.7 million and $2.5 million for the six months ended June 30, 1997 and 1996, respectively.

    Depreciation and amortization increased from $11.2 million to $18.5 million. This increase was due primarily to the Paragon Acquisition, developments, and renovations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Structure

    The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing floating interest rate exposure using fixed rate debt and hedging, where appropriate; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining a conservative debt service coverage ratio.

    On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments, (the "July 1997 Equity Offering") at a price of $31 per share. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the $150 million unsecured line of credit (the "Unsecured Credit Facility") which had been advanced to fund recent property developments, a 96-unit apartment acquisition and other working capital requirements. Following the July 1997 Equity Offering, the Company had outstanding 31,002,349 common shares, (excluding: 897,733 shares reserved for issuance upon the exercise of outstanding options granted pursuant to the Company's 1993 Share Incentive Plan (the "Plan"); (ii) 2,346,640 common shares issuable upon conversion of Operating Partnership Units; (iii) 299,583 common shares issuable upon conversion of the Company's outstanding convertible debentures; and, (iv) 183,434 common shares awarded under the Plan to certain executive officers of the Company and held in trust by the Company.)

    Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering in July 1993. At June 30, 1997, the Company's ratio of total debt to total market capitalization was approximately 37.7% (based on the closing price of $31.63 per common share of the Company on the New York Stock Exchange composite tape on June 30, 1997). This ratio represents total consolidated debt of the Company as a percentage of the market value of the Company's common shares (including common shares issuable upon the conversion of convertible securities and operating partnership units, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt. The interest coverage ratio was 3.1 and 3.2 times earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the three months ended June 30, 1997 and 1996, respectively, and 3.3 and 3.2 times EBITBA, for the six months ended June 30, 1997 and 1996, respectively. Following the July 1997 Equity Offering and the application of proceeds to reduce outstanding secured and unsecured debt, the ratio of debt to total market capitalization was reduced to 28.3%. Had the offering and subsequent debt retirement been completed at the beginning of the quarter, the interest coverage ratio for the second quarter of 1997 would have been 4.3 times EBITDA.

Liquidity

    The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facility, and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facility and other short-term borrowings. Following the Offering in July 1997, the Company had availability of $142 million under the Unsecured Credit Facility. The Company has on file a universal shelf registration providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, the Company has a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of operating partnership units.

    On July 17, 1997, the Company paid a distribution of $0.49 per share for the second quarter of 1997 to all holders of record of Camden's common shares as of June 30, 1997, and paid an equivalent amount per unit to holders of Operating Partnership Units ("OP Units"). This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $1.96 per share or unit. The Company determines the amount of cash distributable from the Operating Partnership in accordance with the partnership agreement and intends to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares.

Financial Flexibility

     The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the six months ended June 30, 1997, the Company incurred $33.5 million in development costs and $3.9 million in acquisition costs for a property purchased for cash. In addition, Camden issued 9.5 million common shares and assumed $296 million of indebtedness, at fair value, to purchase Paragon. The Company funds its developments and acquisitions through a combination of equity capital, OP Units, debt securities, the Unsecured Credit Facility, other short-term borrowing arrangements, and previously has used construction and other mortgage loans. The Company also seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. Such sales also generate capital for reinvestment into other acquisitions and new developments.

    The Company's Unsecured Credit Facility matures July 28, 2000. One year prior to maturity, this note becomes a term loan, unless it is extended, renegotiated or repaid. The scheduled interest rate on the loan is currently based on LIBOR plus 105 basis points or Prime plus 25 basis points. This scheduled rate is subject to change as the Company's credit ratings change. Advances under the Unsecured Credit Facility may be priced at the scheduled rate, or, the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rate. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Credit Facility. The Unsecured Credit Facility is subject to customary financial covenants and limitations.

    As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in term and pricing but have the same covenants as the Unsecured Credit Facility and are typically priced at interest rates below those available under the Unsecured Credit Facility.

    Subsequent to June 30, 1997, Camden retired an additional $66.7 million mortgage loan using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.3 million of the $296 million of debt assumed in the Paragon Acquisition.

    On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of from six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

    On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million Medium Term Notes shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172% payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

    At June 30, 1997, the Company was party to a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

    At June 30, 1997, the weighted average interest rate on total notes payable was 7.1%. Following the retirement of debt using the proceeds of the July 1997 Equity Offering, the weighted average interest rate was reduced to 7.0%.

FUNDS FROM OPERATIONS

    Funds from operations ("FFO") for the three and six months ended June 30, 1997 increased $9.5 million and $10.7 million, respectively over the same periods of 1996. Management considers FFO an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity.

Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. Camden's calculation of FFO for the three and six month periods ended June 30, 1997 and June 30, 1996 follows:

(In thousands)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                              ----------------------     -----------------------
                                                                1997          1996         1997          1996
                                                              ---------     --------     ---------     ---------
Net income to common shareholders                              $  6,429      $ 3,498      $ 10,493      $  1,748
Real estate depreciation                                         11,807        5,451        17,996        10,787
Minority interest in Operating Partnership                          597                        597
Real estate depreciation from unconsolidated ventures               283                        283
Interest on convertible subordinated debentures                     133          756           429         1,563
Amortization of deferred costs on convertible debentures             22           80            64           159
Gain on sales of properties                                                                                 (195)
Losses related to early retirement of debt                                                     286         5,351
Preferred share dividends                                                                                      4
                                                               --------      -------      --------      --------
   Funds from operations - fully diluted                       $ 19,271      $ 9,785      $ 30,148      $ 19,417
                                                               ========      =======      ========      ========

Weighted average number of common and common
   equivalent shares outstanding - fully diluted                 29,633       16,381        23,689        16,378

    The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Nonrecurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $4.4 million and $3.8 million in the six months ended June 30, 1997 and 1996, respectively of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)  The Company held a Special Shareholders Meeting April 15, 1997.

                The Shareholders voted to approve the Agreement and Plan of Merger by and among Camden Property Trust, Camden Subsidiary, Inc., and Paragon Group, Inc.

                                      Affirmative         Negative       Abstentions
                                      -----------         --------       -----------
                                      11,105,390          57,678           88,955

           (b)  The Company's Annual Meeting of Shareholders was held June 5,
                1997.

                (1) The Shareholders elected five of the seven Trust Managers nominated by the Board of Trust Managers. William R. Cooper and Lewis A. Levey, who were nominated by the Board of Trust Managers, did not receive the requisite two-thirds majority vote by the shareholders of all outstanding shares. The Board of Trust Managers re-appointed Messrs. Cooper and Levey, however, as Trust Managers.

                                                                                Broker
                                      Affirmative    Negative   Abstentions   Non-Votes
                                      -----------    --------   -----------   ---------
                Richard J. Campo      15,652,818     62,204          0            0
                D. Keith Oden         15,658,430     56,593          0            0
                George A. Hrdlicka    15,658,430     56,593          0            0
                F. Gardner Parker     15,658,430     56,593          0            0
                Steven A. Webster     15,658,430     56,593          0            0
                William R. Cooper     15,658,430     56,593          0            0
                Lewis A. Levey        15,658,430     56,593          0            0

                (2) The Shareholders approved an amendment to the 1993 Share
                    Incentive Plan to increase the number of shares authorized for issuance under the Plan.

                                                                                Broker
                                      Affirmative    Negative   Abstentions   Non-Votes
                                      -----------    --------   -----------   ---------
                                      11,853,947     3,500,980    242,561       124,055

                (3) The Shareholders ratified the appointment of Deloitte &
                    Touche LLP as independent auditors of the Company for the year ending December 31, 1997.

                                                                                Broker
                                      Affirmative    Negative   Abstentions   Non-Votes
                                      -----------    --------   -----------   ---------
                                      15,670,370     18,512       26,189        124,055

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 3.1 Amended and Restated Declaration of the Trust of the Company, as last amended on April 15, 1997

                 3.2    Amended and Restated Bylaws of the Trust (filed as
                        Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 10, 1996, filed with the Commission on November 18, 1996 (File No. 1-12110), and incorporated by reference herein)

                 4.1 Indenture dated as of February 15, 1996 between the Company and U.S. Trust Company of Texas, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current
                        Report on Form 8-K dated February 15, 1996 (File No.
                        1-12110), and incorporated by reference herein)

                 4.2    First Supplemental Indenture dated as of February 15,
                        1996 between the Company and U.S. Trust Company of
                        Texas N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 15,
                        1996 (File No. 1-12110), and incorporated by reference herein)

                 4.3    Form of Camden Property Trust Remarketed Reset Note due
                        May 9, 2002 (filed as Exhibit 4.3 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference by herein)

                 10.1   Underwriting Agreement dated May 6, 1997 between the
                        Company and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated (filed as Exhibit 1.1 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference herein)

                 10.2   Remarketing Agreement dated May 6, 1997 between the
                        Company and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated (filed as Exhibit 1.2 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference herein)

                 10.3   Camden Development, Inc. 1997 Non-Qualified Employee
                        Stock Purchase Plan

                 11.1   Statement regarding Computation of Per Share Earnings

                 23.1 Consent of Ernst & Young LLP (filed as Exhibit 23.1 to the Company's Current Report on Form 8-K dated June 30,
                        1997, filed with the Commission on July 8, 1997, as amended by Form 8-K/A filed with the Commission on July
                        18, 1997 (Filed No. 1-12110), and incorporated by reference herein)

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

                 99.1 Registration Rights Agreement dated April 15, 1997 among the Company, the Operating Partnership and certain investors set forth therein (filed as Exhibit
                        99.1 to the Company's Registration Statement on Form
                        S-3 filed with the Commission on April 22, 1997 (File
                        No. 333-25637) and incorporated by reference herein)

           (b)   Reports on Form 8-K

                 Current Report on Form 8-K dated April 15, 1997 was filed with the Commission on April 30, 1997, contained information under
                 Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), and was amended by Form 8-K/A filed with the Commission on June 16, 1997, which contained information under
                 Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                 Current Report on Form 8-K dated May 9, 1997 and filed with the Commission on May 21, 1997, contained information under
                 Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                 Current Report on Form 8-K dated June 30, 1997 and filed with the Commission on July 8, 1997, contained information under
                 Item 5 (Other Events) and Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits), and was amended by Form 8-K/A filed with the Commission on July 18, 1997, which contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



     /s/ G. STEVEN DAWSON                              August 13, 1997
------------------------------------------           -------------------
G. Steven Dawson                                            Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

               EXHIBITS                       DESCRIPTION
               --------                       -----------
                 3.1    Amended and Restated Declaration of the Trust of the
                        Company, as last amended on April 15, 1997

                 3.2    Amended and Restated Bylaws of the Trust (filed as
                        Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 10, 1996, filed with the Commission on November 18, 1996 (File No. 1-12110), and incorporated by reference herein)

                 4.1 Indenture dated as of February 15, 1996 between the Company and U.S. Trust Company of Texas, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current
                        Report on Form 8-K dated February 15, 1996 (File No.
                        1-12110), and incorporated by reference herein)

                 4.2    First Supplemental Indenture dated as of February 15,
                        1996 between the Company and U.S. Trust Company of
                        Texas N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 15,
                        1996 (File No. 1-12110), and incorporated by reference herein)

                 4.3    Form of Camden Property Trust Remarketed Reset Note due
                        May 9, 2002 (filed as Exhibit 4.3 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference by herein)

                 10.1   Underwriting Agreement dated May 6, 1997 between the
                        Company and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated (filed as Exhibit 1.1 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference herein)

                 10.2   Remarketing Agreement dated May 6, 1997 between the
                        Company and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated (filed as Exhibit 1.2 to the Company's
                        Current Report on Form 8-K dated May 9, 1997, filed with the Commission on May 21, 1997 (File No. 1-12110), and incorporated by reference herein)

                 10.3   Camden Development, Inc. 1997 Non-Qualified Employee
                        Stock Purchase Plan

                 11.1   Statement regarding Computation of Per Share Earnings

                 23.1 Consent of Ernst & Young LLP (filed as Exhibit 23.1 to the Company's Current Report on Form 8-K dated June 30,
                        1997, filed with the Commission on July 8, 1997, as amended by Form 8-K/A filed with the Commission on July
                        18, 1997 (Filed No. 1-12110), and incorporated by reference herein)

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

                 99.1 Registration Rights Agreement dated April 15, 1997 among the Company, the Operating Partnership and certain investors set forth therein (filed as Exhibit
                        99.1 to the Company's Registration Statement on Form
                        S-3 filed with the Commission on April 22, 1997 (File
                        No. 333-25637) and incorporated by reference herein)