Form 10-Q
period 1997-09-30
CAMDEN PROPERTY TRUST
filed 1997-11-12
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


            3200 Southwest Freeway, Suite 1500, Houston, Texas 77027
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 964-3555
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   [X]      NO    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 10, 1997, there were 31,742,968 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CAMDEN PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS

(In thousands)

                                     ASSETS
                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        1997             1996
                                                                                    ------------     ------------
                                                                                     (Unaudited)
Real estate assets, at cost:
    Land                                                                            $    181,675     $     86,673
    Buildings and improvements                                                         1,115,684          523,325
    Projects under development, including land                                            28,481           36,547
    Investment in joint ventures                                                          16,165
                                                                                    ------------     ------------
                                                                                       1,342,005          646,545
    Less: accumulated depreciation                                                       (87,014)         (56,369)
                                                                                    ------------     ------------
                                                                                       1,254,991          590,176
Accounts receivable - affiliates                                                             848              148
Notes receivable - affiliates                                                              3,325            3,550
Deferred financing and other assets, net                                                   6,947            4,847
Cash and cash equivalents                                                                  3,885            2,366
Restricted cash - escrow deposits                                                          3,712            2,423
                                                                                    ------------     ------------
          Total assets                                                              $  1,273,708     $    603,510
                                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable:
       Unsecured                                                                    $    284,405     $    185,800
       Secured                                                                           155,792           58,382
    Accounts payable                                                                       8,219            7,512
    Accrued real estate taxes                                                             18,047           13,246
    Accrued expenses and other liabilities                                                14,753            7,675
    Distributions payable                                                                 16,752            7,765
                                                                                    ------------     ------------
       Total liabilities                                                                 497,968          280,380

Minority Interest in Operating Partnership                                                64,028
7.33% Convertible Subordinated Debentures                                                  6,710           27,702

Shareholders' Equity:
    Preferred shares of beneficial interest
    Common shares of beneficial interest                                                     318              165
    Additional paid-in capital                                                           777,755          348,339
    Distributions in excess of net income                                                (67,630)         (49,515)
    Unearned restricted share awards                                                      (5,441)          (3,561)
                                                                                    ------------     ------------
       Total shareholders' equity                                                        705,002          295,428
                                                                                    ------------     ------------
          Total liabilities and shareholders' equity                                $  1,273,708     $    603,510
                                                                                    ============     ============



                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                                       THREE MONTHS                 NINE MONTHS
                                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                   ---------------------      -----------------------
                                                                     1997         1996           1997          1996
                                                                   --------     --------      ---------      --------
REVENUES
    Rental income                                                  $ 53,378     $ 27,066      $ 132,416      $ 78,167
    Other property income                                             2,893        1,239          6,491         3,401
                                                                   --------     --------      ---------      --------
       Total property income                                         56,271       28,305        138,907        81,568

    Equity in income of joint ventures                                  368                         804
    Fee and asset management                                            219          313            482           640
     Other income                                                        81          150            290           381
                                                                   --------     --------      ---------      --------
       Total revenues                                                56,939       28,768        140,483        82,589
                                                                   --------     --------      ---------      --------

EXPENSES
    Property operating and maintenance                               20,889       10,716         49,544        30,356
    Real estate taxes                                                 5,769        3,357         15,436         9,905
    General and administrative                                        1,048          618          3,088         1,938
    Interest                                                          7,466        4,747         20,742        12,984
    Depreciation and amortization                                    12,895        6,279         31,425        17,447
                                                                   --------     --------      ---------      --------
       Total expenses                                                48,067       25,717        120,235        72,630
                                                                   --------     --------      ---------      --------

INCOME BEFORE LOSS ON SALES OF PROPERTIES, LOSSES RELATED
    TO EARLY RETIREMENT OF DEBT AND MINORITY INTEREST                 8,872        3,051         20,248         9,959
LOSS ON SALES OF PROPERTIES                                                         (250)                         (55)
LOSSES RELATED TO EARLY RETIREMENT OF DEBT                                                         (286)       (5,351)
                                                                   --------     --------      ---------      --------
INCOME BEFORE MINORITY INTEREST                                       8,872        2,801         19,962         4,553
MINORITY INTEREST IN OPERATING PARTNERSHIP                             (612)                     (1,209)
                                                                   --------     --------      ---------      --------
NET INCOME                                                            8,260        2,801         18,753         4,553
PREFERRED SHARE DIVIDENDS                                                                                          (4)
                                                                   --------     --------      ---------      --------
NET INCOME TO COMMON SHAREHOLDERS                                  $  8,260     $  2,801      $  18,753      $  4,549
                                                                   ========     ========      =========      ========


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                  $   0.27     $   0.19      $    0.76      $   0.31

DISTRIBUTIONS DECLARED PER COMMON SHARE                            $  0.490     $  0.475      $   1.470      $  1.425

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON                         30,718       14,695         24,733        14,573
    EQUIVALENT SHARES OUTSTANDING




                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              -------------------------------
                                                                                 1997                   1996
                                                                              ---------             ---------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                $  18,753             $   4,553
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            31,425                17,447
        Equity in income of joint ventures, net of cash received                   (147)
        Loss on sales of properties                                                                        55
        Losses related to early retirement of debt                                  286                 5,351
        Minority interest in Operating Partnership                                1,209
        Accretion of discount on unsecured notes payable                            105                    46
        Net change in operating accounts                                        (14,051)               (3,872)
                                                                              ---------             ---------
        Net cash provided by operating activities                                37,580                23,580

CASH FLOW FROM INVESTING ACTIVITIES
    Cash of Paragon at acquisition                                               12,400
    Increase in real estate assets                                              (62,583)              (56,738)
    Proceeds from sales of properties                                                                  23,013
    Decrease (increase) in affiliate notes receivable                             6,220                  (209)
    Decrease in investment in joint ventures                                      4,624
    Other                                                                          (480)                    4
                                                                              ---------             ---------
        Net cash used in investing activities                                   (39,819)              (33,930)

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares                                     142,643
    Net decrease in credit facility and short-term notes                         (1,500)              (41,783)
    Proceeds from notes payable                                                 100,000               106,883
    Losses related to early retirement of debt                                     (286)               (5,351)
    Repayment of notes payable                                                  (37,479)              (26,947)
    Repayment of Paragon debt, including line of credit                        (160,617)
    Distributions to common shareholders and minority interests                 (38,762)              (20,471)
    Payment of  loan costs                                                         (920)               (1,549)
    Other                                                                           679                 1,262
                                                                              ---------             ---------
        Net cash provided by financing activities                                 3,758                12,044
                                                                              ---------             ---------
        Net increase in cash and cash equivalents                                 1,519                 1,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,366                   236
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   3,885             $   1,930
                                                                              =========             =========

SUPPLEMENTAL INFORMATION
    Cash paid for interest, net of interest capitalized                       $  21,362             $  13,558
    Interest capitalized                                                      $   2,605             $   3,389

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of Paragon, net of cash acquired:
        Fair value of assets acquired                                         $ 648,203
        Liabilities assumed                                                     332,961
        Common shares issued                                                    262,370
        Fair value of minority interest                                          65,272
    Conversion of 7.33% subordinated debentures to common shares, net         $  20,385             $   3,173
    Value of shares issued under benefit plans                                $   3,388             $   1,960
    Conversion of preferred shares and dividends                                                    $   1,954



                 See Notes to Consolidated Financial Statements

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust and its subsidiaries ("Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. At September 30, 1997, the Company owned interests in, operated or was developing 103 multifamily properties containing 35,460 apartment units located in Texas, Arizona, Florida, Kentucky, Missouri, and North Carolina. Two of the Company's multifamily properties containing 732 apartment units were under development at September 30, 1997 in Dallas. Three of the Company's newly developed multifamily properties containing 1,002 apartment units were in various stages of lease-up at September 30, 1997 in Houston, Phoenix and Greensboro. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company manages 4,673 apartment units in 16 properties for third-parties and non-consolidated affiliates.

Acquisition of Paragon Group, Inc.

        On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a publicly-traded Dallas-based multifamily real estate investment trust. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996, each share of Paragon common stock outstanding on April 15, 1997 was exchanged for
0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the acquisition, 2,352,161 limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the acquisition.

        The Paragon Acquisition has been recorded under the purchase method of accounting. In accordance with generally accepted accounting principles, the purchase price was preliminarily allocated to the net assets acquired based on their estimated fair values. Such estimates may be revised at a later date. No goodwill is expected to be recorded in this transaction. The accompanying consolidated statements of operations include the operating results of Paragon since April 1, 1997, the effective date of the Paragon Acquisition for accounting purposes. Pro forma unaudited consolidated operating results of the Company for the nine months ended September 30, 1997 and 1996, assuming that the Paragon Acquisition had been made as of January 1, 1996, are summarized below (in thousands, except per share amounts):


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                       1997         1996
                                                    ----------   ----------
Total revenues                                      $ 162,704    $ 157,317
Net income to common shareholders                   $  19,727    $   3,782
Net income per common and common equivalent share   $    0.71    $    0.16

        The non-residential operations of Paragon Group Property Services, Inc., a Paragon affiliate which was sold on June 30, 1996, and the related gain from the sale have been adjusted out of the nine months ended September 30, 1996 pro forma amounts. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Paragon Acquisition been completed on the date indicated, nor are they necessarily indicative of future operations.

Operating Partnership

        Camden owns the assets acquired from Paragon, comprising approximately 44.8% of Camden's multifamily apartment units for the third quarter of 1997, in the Operating Partnership in which Camden holds 79.1% of the OP Units, and the sole 1% general partner interest. The remaining 19.9% of the Operating Partnership interests are held by former officers, directors and investors in Paragon, who collectively owned 2,346,640 OP Units at September 30, 1997. Each OP Unit is convertible into one common share of Camden or cash at the election of the Company. Holders of OP Units are not entitled to rights as shareholders of the Company prior to redemption of their OP Units. No member of the Company's management team owns OP Units and only two of the seven Trust Managers of the Company own OP Units.

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

        As the holder of more than two-thirds of the OP Units, Camden has the power to dissolve at any time and liquidate the Operating Partnership, and in connection therewith sell or otherwise dispose of any part or all of the Operating Partnership's assets. Either the sale of all or substantially all of the assets of the Operating Partnership without liquidation of the partnership, or a merger in which the holders of OP Units do not receive the same consideration as Camden shareholders, requires the majority consent of holders of OP Units (excluding OP Units held by the Company). Otherwise, Camden generally has complete discretion to manage the Operating Partnership and its assets without consent of the other OP Unit holders.

Accounting for Subsidiaries and Joint Ventures

        The Company consolidates the operations and accounts of all subsidiaries and partnerships in which its aggregate ownership is greater than 50%. Those owned less than 50% are accounted for using the equity method. As a result of the Paragon Acquisition, the Company now owns a substantial number of its assets in the Operating Partnership. At September 30, 1997, the Company owned, through its wholly-owned subsidiaries, an 80.1% interest in the Operating Partnership. The remaining 19.9% interest, comprising 2,346,640 OP Units, is accounted for as minority interest. In connection with the Paragon Acquisition, the Company also obtained an ownership interest in three properties containing 1,264 apartment units controlled through a private real estate investment trust, and interests in three office building limited partnerships, all of which are included as investment in joint ventures.

Dividend Declaration

        On October 17, 1997, the Company paid a distribution of $0.49 per share for the third quarter of 1997 to all holders of record of Camden's common shares as of September 30, 1997, and paid an equivalent amount per unit to holders of OP Units. This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $1.96 per share or unit. The Company determines the amount of cash distributable from the Operating Partnership in accordance with the partnership agreement and has distributed and intends to continue to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares.

New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supercedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common share equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APB No. 15.

        In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company believes that its disclosures already comply with the requirements of SFAS No. 129. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Company's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130.

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

2.  NOTES PAYABLE

The following is a summary of the Company's indebtedness:

(In millions)

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1997               1996
                                                                       ---------------    --------------
Senior Unsecured Notes:
    6-5/8% Notes, due 2001                                                 $  99.7           $   99.6
    Reset Notes, due 2002                                                     75.0
    7% Notes, due 2006                                                        74.2               74.2
    7.172% Medium Term Notes, due 2004                                        25.0
    Credit facility                                                           10.5               12.0
                                                                           -------           --------
                                                                             284.4              185.8

Secured Notes - Mortgage loans                                               155.8               58.4

                                                                           -------           --------
        Total notes payable                                                $ 440.2           $  244.2
                                                                           =======           ========

Floating rate debt included in notes payable, net of
    hedging agreement                                                      $  60.5           $

        The Company has a revolving $150 million unsecured line of credit (the "Unsecured Credit Facility") which matures July 28, 2000. One year prior to maturity, this note becomes a term loan, unless it is extended, renegotiated or repaid. The scheduled interest rate on the loan is currently based on LIBOR plus 105 basis points or Prime plus 25 basis points. This scheduled rate is subject to change as the Company's credit ratings change. Advances under the Unsecured Credit Facility may be priced at the scheduled rate, or the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rate. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Credit Facility. The Unsecured Credit Facility is subject to customary financial covenants and limitations.

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

        On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Reset Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

        On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

        On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments (the "July 1997 Equity Offering"), at a price of $31 per share. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the Unsecured Credit Facility which had been advanced to fund recent property developments, a 96-unit apartment acquisition and other working capital requirements. Had the July 1997 Equity Offering been completed on the effective date of the Paragon Acquisition, the interest expense on a pro forma basis would have been $13.5 million for the six months ended September 30, 1997. Net income to common shareholders on a pro forma basis would have been $17.7 million or $0.57 per share for the six months ended September 30, 1997.

        On July 21, 1997, Camden retired $66.7 million in mortgage loans using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.6 million of the $296 million of debt assumed in the Paragon Acquisition.

        At September 30, 1997, the Company was party to a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

        At September 30, 1997, the weighted average interest rate on total notes payable was 7.0%.

3.  NET CHANGE IN OPERATING ACCOUNTS

        The effect of changes in the operating accounts on cash flows from operating activities is as follows: (In thousands)

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Decrease (increase) in assets:
   Accounts receivable - affiliates            $  2,148     $     16
   Deferred financing and other assets, net      (1,105)         410
   Restricted cash - escrow deposits              1,189          760

Increase (decrease) in liabilities:
   Accounts payable                              (5,057)      (3,075)
   Accrued real estate taxes                      2,644       (1,385)
   Accrued expenses and other liabilities       (13,870)        (598)
                                               --------     --------
        Net change in operating accounts       $(14,051)    $ (3,872)
                                               ========     ========

4.  PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $4.5 million and $10.0 million for the three and nine months ended September 30, 1997, respectively, and $2.2 million and $6.2 million for the three and nine months ended September 30, 1996, respectively. In addition, property operating and maintenance expenses included amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaling $1.7 million and $3.9 million for the three and nine months ended September 30, 1997, respectively, and $0.9 million and $2.7 million for the same periods in 1996.

5.  RESTRICTED SHARE AND OPTION AWARDS

        During the first nine months of 1997, 128,159 restricted shares were granted in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on market value at the date of grant and have vesting periods of up to five years. An additional 310,000 options were granted at the market value exercise price and are exercisable in equal increments on or following each of the first three anniversaries of the date of grant. During the second quarter of 1997, the Company's shareholders and Trust Managers voted to amend the Company's 1993 Share Incentive Plan (the "Plan"), which resulted in an increase in the maximum number of common shares available for issuance under the Plan to 10% of the common shares outstanding at any time. During the nine month period ended September 30, 1997, previously granted options for 69,064 shares became exercisable and 58,673 restricted shares became vested. Subsequent to September 30, 1997, an additional 55,500 of restricted share awards were granted, none of which are exercisable until October 31, 1998.

6.  EMPLOYEE STOCK PURCHASE PLAN

        In July 1997, the Company established and commenced an Employee Stock Purchase Plan for all active employees, officers, and Trust Managers who have completed one month of continuous service. Participants may elect to purchase Camden common shares through payroll or director fee deductions and/or through quarterly contributions. At the end of each six-month offering period, each participant's account balance is applied to acquire common shares of the Company at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. A participant may not purchase more than $25,000 in value of shares during any Plan Year, as defined.

7.  CONVERTIBLE SUBORDINATED DEBENTURES

        During the first nine months of 1997, debentures in the principal amount of $21 million were converted into approximately 874,650 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, $608,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, net income per common and common equivalent share would have remained at $0.27 and $0.76 per share for the three and nine months ended September 30,1997, respectively.

8.  SUBSEQUENT EVENTS

        In the ordinary course of its business, the Company issues letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with the local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contracts will provide the purchaser with periods varying from 25 to 180 days during which it will evaluate the properties and conduct its due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that the Company will acquire or sell any property as to which the Company may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a sales contract.

        The Company is currently in the due diligence period on contracts for the purchase of land for development and the acquisition of properties. No assurance can be made that the Company will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

        Subsequent to September 30, 1997, the Company purchased, for a total of $41 million, two properties. Chase Crossing, purchased on October 29, 1997, is a 444-unit property located in Tampa, Florida and Longmore Estates, purchased November 5, 1997, is a 357-unit property located in Mesa, Arizona. Furthermore, on November 4, 1997, the Company purchased 17.7 acres in Houston on which it intends to develop 756 units.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

        The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1996 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

        Camden Property Trust and its subsidiaries ("Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. At September 30, 1997, the Company owned interests in, operated or was developing 103 multifamily properties containing 35,460 apartment units located in Texas, Arizona, Florida, Kentucky, Missouri, and North Carolina. Two of the Company's multifamily properties containing 732 apartment units were under development at September 30, 1997 in Dallas (the "Development Properties"). Three of the Company's newly developed multifamily properties containing 1,002 apartment units were in various stages of lease-up at September 30, 1997 in Houston, Phoenix and Greensboro (the "Lease-Up Properties"). The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company manages 4,673 apartment units in 16 properties for third-parties and non-consolidated affiliates.

Acquisition of Paragon Group, Inc.

        On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a publicly-traded Dallas-based multifamily real estate investment trust. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996, each share of Paragon common stock outstanding on April 15, 1997 was exchanged for
0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the acquisition, 2,352,161 limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the acquisition.

Property Portfolio

       The Company's multifamily property portfolio, excluding land held for development, at September 30, 1997 and December 31, 1996 is summarized as follows:


                                               SEPTEMBER 30, 1997**                     DECEMBER 31, 1996
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
                                          =======         ====       ====         ======          ===        ====

*    Based on number of units.
** Includes three multifamily properties containing 1,264 units owned in joint ventures.

Property Update

        During the third quarter of 1997, The Park at Sugar Grove, which was completed in the first quarter of 1997, and Park Commons and Camden Passage, Phase II, which were acquired in the Paragon Acquisition and were completed in the second quarter of 1997, reached stabilization. Furthermore, leasing continued during the third quarter on three properties.

        The following table sets forth information regarding these Lease-Up
Properties:


                                                  Estimated
                                      Number        Cost        % Leased        Date of
Property and Location                of Units   ($ millions)   at 11/05/97     Completion         Estimated Stabilization
------------------------------------ ---------  ------------- ------------  ------------------ ---------------------------
The Park at Arrowhead Springs
        Phoenix, AZ                      288       $ 16.3           90%            1Q97                   4Q97

Brassfield Park*
        Greensboro, NC                   336         17.1           89             2Q97                   4Q97

The Park at Vanderbilt, Phase II
        Houston, TX                      378         24.0           76             3Q97                   4Q97
                                      ------       ------

         Total                         1,002       $ 57.4
                                      ======       ======


* Brassfield Park is owned through a joint venture acquired in the Paragon Acquisition.

           Construction continued on The Park at Buckingham and The Park at Centreport. The Park at Buckingham began leasing during the second quarter of 1997 and The Park at Centreport began leasing during the third quarter of 1997.

         The following table sets forth information regarding the Development
Properties:

                                                  Estimated
                                      Number        Cost        % Leased       Estimated Date
Property and Location                of Units   ($ millions)   at 11/05/97     of Completion     Estimated Stabilization
------------------------------------ ---------  ------------- ------------  ------------------ ---------------------------
The Park at Buckingham
         Dallas, TX                      464       $ 25.5           41%            1Q98                   3Q98

The Park at Centreport
         Dallas, TX                      268         14.0           28             1Q98                   3Q98
                                      ------       ------
         Total                           732       $ 39.5
                                      ======       ======

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

Comparison of the Quarter Ended September 30, 1997 and September 30, 1996

         The changes in operating results from period to period are primarily due to the Paragon Acquisition, development of four properties aggregating 1,474 units, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the third quarter of 1997 increased by 15,498 units, or 88.5%, from 17,518 to 33,016. Total operating properties were 98 and 49 at September 30, 1997 and 1996, respectively. The 33,016 weighted average units and the 98 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

         The average rental income per unit per month increased $24 or 4.7%, from $515 to $539 for the third quarter of 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties. Overall average occupancy was unchanged at 94.5% for the quarters ended September 30, 1996 and 1997.

         Other property income increased $1.7 million from $1.2 million to $2.9 million for the quarters ended September 30, 1996 and 1997, respectively. The increase in other property income was due to a larger number of units owned and in operation and from new revenue sources in cable, phone and water rebillings.

         Property operating and maintenance expenses and real estate taxes increased $12.6 million from $14.1 million to $26.7 million, which represents an annual increase of $16 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in the valuations of renovated and developed properties, and increases in property tax rates. However, on a per unit basis, annualized taxes declined from $767 to $699.

         General and administrative expenses increased $430,000 from $618,000 to $1.0 million, and decreased slightly as a percent of revenues from 2.1% to 1.8%.

         Interest expense increased from $4.7 million to $7.5 million due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. The increase was partially offset by reductions in average interest rates on the Company's debt and the equity offering that occurred in July, 1997 (the "July 1997 Equity Offering") discussed in the Liquidity and Capital Resources section. Interest capitalized was $891,000 and $856,000 for the quarters ended September 30, 1997 and 1996, respectively.

         Depreciation and amortization increased from $6.3 million to $12.9 million. This increase was due primarily to the Paragon Acquisition, developments, and renovations.

Comparison of the Nine Months Ended September 30, 1997 and September 30, 1996

         The changes in operating results from period to period are primarily due to the Paragon Acquisition, development of eight properties aggregating 3,134 units, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the first nine months of 1997 increased by 10,525 units, or 61.1%, from 17,219 to 27,744. Total operating properties were 98 and 49 at September 30, 1997 and 1996, respectively. The 27,744 weighted average units and the 98 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

         The average rental income per unit per month increased $26, or 5.2%, from $504 to $530 for the nine months ended September 30, 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties.

         Other property income increased $3.1 million from $3.4 million to $6.5 million for the nine months ended September 30, 1996 and 1997, respectively. The increase in other property income was due to a larger number of units owned and in operation and from new revenue sources in cable, phone and water rebillings.

         Property operating and maintenance expenses and real estate taxes increased $24.7 million from $40.3 million to $65.0 million, which represents an annual decrease of $5 per unit. The Company's operating expense ratios decreased over the prior year primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in the valuations of renovated and developed properties, and increases in property tax rates.

         General and administrative expenses increased $1.2 million from $1.9 million to $3.1 million, a rate consistent with the overall increase in revenues.

         Interest expense increased from $13.0 million to $20.7 million due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. This increase was partially offset by reductions in average interest rates on the Company's debt and the July 1997 Equity Offering discussed in the Liquidity and Capital Resources section below. Interest capitalized was $2.6 million and $3.4 million for the nine months ended September 30, 1997 and 1996, respectively.

         Depreciation and amortization increased from $17.4 million to $31.4 million. This increase was due primarily to the Paragon Acquisition, developments, and renovations.

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

         On July 21, 1997, the Company completed the July 1997 Equity Offering, which involved the $31 per share issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the $150 million unsecured line of credit (the "Unsecured Credit Facility") which had been advanced to fund recent property developments, a 96-unit apartment acquisition and other working capital requirements.

         Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering in July 1993. At September 30, 1997, the Company's ratio of total debt to total market capitalization was approximately 29.3% (based on the closing price of $30.625 per common share of the Company on the New York Stock Exchange composite tape on September 30, 1997). This ratio represents total consolidated debt of the Company as a percentage of the market value of the Company's common shares (including common shares issuable upon the conversion of convertible securities and OP Units but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt. The interest coverage ratio was 3.9 and 3.0 times earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the three months ended September 30, 1997 and 1996, respectively, and 3.5 and 3.1 times EBITDA for the nine months ended September 30, 1997 and 1996, respectively.

Liquidity

         The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facility, and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facility and other short-term borrowings. As of September 30, 1997, the Company had availability of $139.5 million under the Unsecured Credit Facility. The Company has on file a universal shelf registration providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, the Company has a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of OP Units.

         On October 17, 1997, the Company paid a distribution of $0.49 per share for the third quarter of 1997 to all holders of record of Camden's common shares as of September 30, 1997, and paid an equivalent amount per unit to holders of OP Units. This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $1.96 per share or unit. The Company determines the amount of cash distributable from the Operating Partnership in accordance with the partnership agreement and has distributed and intends to continue to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares.

Financial Flexibility

         The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the nine months ended September 30, 1997, the Company incurred $46.6 million in development costs and $5.6 million in acquisition costs for a property and land purchased for cash. In addition, Camden issued 9.5 million common shares and assumed $296 million of indebtedness, at fair value, to purchase Paragon. The Company has announced plans to develop several additional properties at an aggregate cost of approximately $142 million. The Company funds its developments and acquisitions through a combination of equity capital, OP Units, debt securities, the Unsecured Credit Facility and other short-term borrowing arrangements, and previously has used construction and other mortgage loans. The Company also seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. Such sales also generate capital for reinvestment in other acquisitions and new developments.

    The Company's Unsecured Credit Facility matures July 28, 2000. One year prior to maturity, this note becomes a term loan, unless it is extended, renegotiated or repaid. The scheduled interest rate on the loan is currently based on LIBOR plus 105 basis points or Prime plus 25 basis points. This scheduled rate is subject to change as the Company's credit ratings change. Advances under the Unsecured Credit Facility may be priced at the scheduled rate, or the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rate. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Credit Facility. The Unsecured Credit Facility is subject to customary financial covenants and limitations.

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

         On May 9, 1997, the Company issued from its recently filed shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Reset Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

         On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

         On July 21, 1997, Camden retired $66.7 million in mortgage loans using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.6 million of the $296 million of debt assumed in the Paragon Acquisition.

         At September 30, 1997, the Company was party to a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

         At September 30, 1997, the weighted average interest rate on total notes payable was 7.0%.

FUNDS FROM OPERATIONS

         Fully diluted funds from operations for the three and nine months ended September 30, 1997 increased $12.1 million and $22.9 million, respectively, over the same periods in 1996. Management considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. Fully diluted FFO assumes conversion at the beginning of the period of all convertible securities including minority interests which are convertible into common equity. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, fully diluted FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. Fully diluted FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, fully diluted FFO and FFO as disclosed by other REITs may not be comparable to the Company's calculation. Camden's calculation of fully diluted FFO for the three and nine month periods ended September 30, 1997 and September 30, 1996 follows:

(In thousands)


                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                              ----------------------     -----------------------
                                                                1997          1996         1997          1996
                                                              ---------     --------     ---------     ---------
Net income to common shareholders                              $  8,260      $ 2,801      $ 18,753      $  4,549
Real estate depreciation                                         12,648        5,978        30,644        16,765
Minority interest in Operating Partnership                          612                      1,209
Real estate depreciation from unconsolidated ventures               313                        596
Interest on convertible subordinated debentures                     130          738           559         2,301
Amortization of deferred costs on convertible debentures             13           77            77           236
Loss on sales of properties                                                      250                          55
Losses related to early retirement of debt                                                     286         5,351
Preferred share dividends                                                                                      4
                                                               --------      -------      --------      --------
   Funds from operations - fully diluted                       $ 21,976      $ 9,844      $ 52,124      $ 29,261
                                                               ========      =======      ========      ========

Weighted average number of common and common equivalent          33,428       16,471        26,978        16,409
   shares outstanding - fully diluted

        The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $11.0 million and $6.9 million in the nine months ended September 30, 1997 and 1996, respectively, of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

INFLATION

         The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11.1   Statement regarding Computation of Earnings Per Common
                        Share

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

           (b)   Reports on Form 8-K

                 Current Report on Form 8-K dated June 30, 1997 and filed with the Commission on July 8, 1997, contained information under
                 Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), and was amended by Form 8-K/A filed with the Commission on July 18, 1997, which contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                 Current Report on Form 8-K dated and filed with the Commission on July 21, 1997, contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST


 /s/ G. Steven Dawson                               November 11, 1997
------------------------------------          ---------------------------
G. Steven Dawson                                         Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
     11.1     Statement regarding Computation of Earnings Per Common Share

     27.1 Financial Data Schedule (filed only electronically with the Commission)