Form 10-K
period 1997-12-31
CAMDEN PROPERTY TRUST
filed 1998-02-06
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         --------------------------------------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (713) 964-3555

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                   Name of each exchange on which registered
                 -------------------                                   -----------------------------------------
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
Yes  X           No
    ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $924,578,038 at January 23, 1998.

The number of common shares of beneficial interest outstanding at January 23, 1998 was 31,714,881.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Joint Proxy Statement/Prospectus in connection with its Special Meeting in lieu of the Annual Meeting of Shareholders to be held in April 1998 are incorporated by reference in Part III.

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

    Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries ("Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. As of December 31, 1997, the Company owned interests in and operated 100 multifamily properties (the "Operating Properties") containing 34,669 units located in Texas, Florida, Missouri, North Carolina, Arizona and Kentucky. These properties had a weighted average occupancy rate of 94.0% for the year ended December 31, 1997. Six of the Company's multifamily properties containing 2,343 apartment units were under development (the "Development Properties") at December 31, 1997. The Company has several additional sites which it intends to develop into multifamily apartment communities (collectively with the Operating Properties and the Development Properties, the "Camden Properties"). Additionally, the Company managed 4,163 apartment units in 14 properties for third-parties and non-consolidated affiliates at December 31, 1997.

    On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996, each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the Paragon Acquisition, 2,352,161 limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the Paragon Acquisition.

    On December 16, 1997, the Company announced the execution of a definitive merger agreement pursuant to which Oasis Residential, Inc. ("Oasis") would be merged with and into a wholly-owned subsidiary of Camden. Upon consummation of the merger, the Company will own interests in 52,469 apartment units (including 2,683 apartment units currently under development) with approximately $2.3 billion in total assets. Each share of Oasis common stock will be exchanged for
0.759 shares of Camden. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding will be reissued as Camden Series A cumulative convertible preferred shares with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock.

    Oasis is a fully integrated REIT headquartered in Las Vegas, Nevada whose business is the operation and development of multifamily apartment communities in Las Vegas, Denver and Southern California. Oasis is a self-administered and self-managed REIT that, as of December 31, 1997, owned interests in 52 completed multifamily properties, with one additional multifamily property under construction.

    The merger with Oasis has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The merger is subject to the approval of both companies' shareholders, customary regulatory approvals and other conditions. It is anticipated that the meetings to consider the transaction and the completion of the merger will both take place during the second quarter of 1998. Following the closing of the merger with Oasis, the Company intends to spin-off approximately 5,000 of the Las Vegas apartment units into a new private entity in which Camden will hold a minority interest. Camden expects to continue to provide property management services for these assets following the spin-off. There can be no assurance, however, as to the terms and conditions of the spin-off or that the transaction will ultimately be consummated.

    At December 31, 1997, the Company employed 1,180 persons approximately 105 of whom were located at the Company's headquarters and 1,075 of whom were "on-site" or in regional operating offices. The Company's headquarters are located at 3200 Southwest Freeway, Suite 1500, Houston, Texas 77027 and its telephone number is (713) 964-3555.

OPERATING STRATEGY

    Management believes that producing consistent earnings growth and developing a strategy for selective investment in favorable markets are crucial factors to Camden's success. Camden relies heavily on its sophisticated property management capabilities and innovative operating strategies in its efforts to produce consistent earnings growth.

    Sophisticated Property Management. Management believes the depth of its organization enables Camden to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which reduces operating expenses. Camden manages the Camden Properties utilizing its staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. All on-site personnel are trained to deliver high quality services to their residents. Camden attempts to motivate on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved.

    Innovative Operating Strategies. Management believes an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise Camden's principal strategies to maximize property net operating income. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each property's seasonal rental patterns. Camden offers leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, Camden conducts ongoing customer service surveys to ensure timely responsiveness to changing resident needs and the highest level of resident satisfaction.

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

    Several of Camden's core markets are targeted by Camden for continued acquisitions during 1998. Camden plans to continue diversification of its investments within its core markets, both geographically and in terms of the number of units and selection of amenities offered. Camden's portfolio consists primarily of properties which are 10 to 15 years old. Camden's Operating Properties have an average age of ten years (calculated on a basis of investment dollars). Camden believes its demonstrated ability to make physical improvements to acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on the acquired Camden Properties.

    To generate consistent earnings growth, Camden seeks to selectively dispose of properties and redeploy capital if management determines a property cannot meet long-term earnings growth expectations. In December 1997, Camden disposed of five properties containing 1,592 units. The net proceeds of $36.0 million from the property dispositions were reinvested in developments and used to retire debt.

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

FINANCIAL STRATEGY

    Financial Structure. The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining a conservative debt service coverage ratio.

    On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments (the "July 1997 Equity Offering"), at a price of $31 per share. The shares were issued from the Company's recently filed $500 million universal shelf registration statement discussed in "Liquidity" below. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the $150 million unsecured line of credit (the "Unsecured Credit Facility") which had been advanced to fund recent property developments, acquisitions and other working capital requirements.

    Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering (the "Camden IPO") in July 1993. At December 31, 1997, the Company's ratio of total debt to total market capitalization was approximately 31.0% (based on the closing price of $31 per common share of the Company on the New York Stock Exchange composite tape on December 31, 1997). This ratio represents total consolidated debt of the Company as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of convertible securities and OP Units, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the convertible securities). The interest coverage ratio was 4.0 times for the fourth quarter of 1997 and 3.6 times and 3.2 times for the twelve months ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, 78.9% and 84.3%, respectively, of the Company's properties (based on invested capital) were unencumbered.

    Liquidity. The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facility and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facility and other short-term borrowings. As of December 31, 1997, the Company had $107 million available under the Unsecured Credit Facility. The Company filed a universal shelf registration statement in April 1997 providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, in March 1997 the Company implemented a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of OP Units.

    On January 16, 1998, the Company paid a distribution of $0.49 per share for the fourth quarter of 1997 to all holders of record of Camden's common shares as of December 24, 1997, and paid an equivalent amount per unit to holders of OP Units. Total distributions to common shareholders for the year ended December 31, 1997 were $1.96 per share. Total distributions to holders of OP Units from the date of the Paragon Acquisition through December 31, 1997 were $1.47 per unit. The Company determines the amount of cash available for distribution from the Operating Partnership in accordance with the partnership agreement and has distributed and intends to continue to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares. The Company intends to continue shareholder distributions in accordance with REIT qualification requirements under the federal tax code while maintaining what management believes to be a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends at a rate which is less than the funds from operations ("FFO") growth rate.

    Financial Flexibility. The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During 1997, the Company incurred $91.2 million in development costs and $45.8 million in acquisition costs. In addition, Camden issued 9.5 million common shares and assumed $296 million of indebtedness, at fair value, to purchase Paragon. The Company has announced plans to develop six additional properties at an aggregate cost of approximately $142 million. The Company funds its developments and acquisitions through a combination of equity capital, OP Units, debt securities, the Unsecured Credit Facility and other short-term borrowing arrangements, and previously has used construction and other mortgage loans. The Company also seeks to selectively dispose of assets that are not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $36.0 million in net proceeds received from these asset disposals during 1997 were reinvested in developments and used to retire debt.

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

    As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the Unsecured Credit Facility.

    On May 9, 1997, the Company issued from its recently filed $500 million universal shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Reset Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

    On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

    On July 21, 1997, Camden retired $66.7 million in mortgage loans using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.8 million of the $296 million of debt assumed in the Paragon Acquisition.

    At December 31, 1997, the Company maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

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

    At December 31, 1997, 51% of Camden's real estate assets were located in Texas. Since the Camden IPO, the Company has diversified into other markets in the Southwest region and into the Southeast and Midwest regions of the United States. At the time of the Camden IPO, approximately 77% of the Camden Properties (based on the number of units) were located in Houston. At December 31, 1997, after giving effect to the anticipated completion of the Development Properties, 21% of the Camden Properties were located in Houston. The Company intends to further diversify geographically into the Western region of the United States through its planned merger with Oasis.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    The statements contained in Item 1 of this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the proposed merger with Oasis, changes in general economic conditions in the markets that could impact demand for the Company's product, and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

ITEM 2. PROPERTIES

THE PROPERTIES

    The Camden Properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the Camden Properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the units offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The Operating Properties' units average 798 square feet of living area.

OPERATING PROPERTIES

    For the year ended December 31, 1997, no single Operating Property accounted for greater than 3.1% of the Company's total revenues. The Operating Properties had an average occupancy rate of 94.0% in both 1997 and 1996. Resident lease terms generally range from six to thirteen months and usually require security deposits. Eighty-eight of the Operating Properties have in excess of 200 units, with the largest having 832 units. Twenty of the Operating Properties were constructed by the Company or its predecessors and placed in service since 1992. Seven were placed in service between 1988 and 1992, 43 were placed in service between 1983 and 1987, 18 were placed in service between 1978 and 1982, seven were placed in service between 1973 and 1977 and five were placed in service between 1967 and 1972.

    The following table sets forth information with respect to the Company's Operating Properties, excluding properties currently in lease-up, as of December 31, 1997:

OPERATING PROPERTIES
--------------------------------------------------------------------------------

                                                                                                    DECEMBER 1997 AVG.
                                                                                                    MO. RENTAL RATES
                                     NUMBER       YEAR PLACED      AVERAGE UNIT    1997 AVERAGE   ----------------------
PROPERTY AND LOCATION               OF UNITS       IN SERVICE      SIZE (SQ. FT)   OCCUPANCY (1)  PER UNIT PER SQ. FT.
------------------------------------------------------------------------------------------------------------------------
ARIZONA
    PHOENIX/SCOTTSDALE
        Arrowhead Springs, The Park at  288          1997                 925             93%       $    740  $ 0.80
        Longmore Estates (3)            357          1986                 923             92             678    0.73
        Scottsdale Legacy               428          1996               1,067             93             876    0.82
    TUCSON
        Eastridge                       456          1984                 559             92             428    0.77
        Oracle Villa                    365          1974               1,026             92             675    0.66

FLORIDA
    ORLANDO
        Grove                           232          1973                 677             96             503    0.74
        Landtree Crossing               220          1983                 748             95             566    0.76
        Renaissance Pointe (2)          272          1996                 940             97             770    0.82
        Reserve                         146          1991                 893             97             699    0.78
        Riverwalk I & II                552        1984/1986              747             91             524    0.70
        Vineyard                        380          1990                 798             98             623    0.78
    TAMPA/ST. PETERSBURG
        Broadmoor                       384          1986                 651             93             481    0.74
        Chase Crossing (3)              444          1986               1,223             93             760    0.62
        Chasewood                       247          1985                 704             95             521    0.74
        Dolphin Pointe                  832        1987/1989              748             93             611    0.82
        Greenhouse                      324          1982                 694             94             471    0.68
        Heron Pointe                    276          1996                 942             97             798    0.85
        Island Club I & II              484        1983/1985              722             96             496    0.69
        Mallard Pointe I & II           688        1982/1983              728             94             558    0.77
        Parsons Run                     228          1986                 728             98             547    0.75
        Schooner Bay                    278          1986                 728             96             611    0.84
        Summerset Bend (5)              368        1984/1986              771             96             568    0.74

KENTUCKY
    LOUISVILLE
        Copper Creek                    224          1987                 732             94             616    0.84
        Deerfield                       400        1987/1990              746             91             607    0.81
        Glenridge                       138          1990                 916             94             710    0.78
        Post Oak                        126          1981                 847             90             578    0.68
        Sundance                        254          1975                 682             94             516    0.76

MISSOURI
    KANSAS CITY
        Camden Passage I & II (2) (6)   596        1989/1997              832             92             667    0.80
    ST. LOUIS
        Cove at Westgate                276          1990                 828             97             826    1.00
        Knolls                          112          1973               1,493             92             798    0.53
        Knollwood I & II                608        1981/1985              722             94             514    0.71
        Pear Tree                       134          1967                 723             95             500    0.69
        Spanish Trace (4)               372          1972               1,158             87             691    0.60
        Sunswept                        334          1971                 805             91             525    0.65
        Tempo                           304          1975                 676             95             478    0.71
        Westchase Park                  160          1986                 945             90             841    0.89
        Westgate I & II (4)             591        1973/1980              947             84             760    0.80

NORTH CAROLINA
    CHARLOTTE
        Copper Creek                    208          1989                 703             94             577    0.82
        Eastchase                       220          1986                 698             93             557    0.80
        Falls                           352          1984                 706             93             592    0.84
        Habersham Pointe                240          1986                 773             95             612    0.79
        Overlook (7)                    220          1985                 754             93             653    0.87
        Park Commons (2)                232          1997                 859             94             690    0.80
        Pinehurst                       407          1967               1,147             93             737    0.64
    GREENSBORO
        Brassfield Park (2) (7)         336          1997                 889             92             668    0.75
        Glen                            304          1980                 662             93             520    0.79
        River Oaks                      216          1985                 795             92             608    0.76


(1) Represents average physical occupancy for the year ended.
(2) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year end.
(3) Acquisition property - average occupancy calculated from acquisition date through year end.
(4) These properties were under major renovation during 1997, which affected occupancy levels during this period.

--------------------------------------------------------------------------------

                                                                                                   DECEMBER 1997 AVG.
                                                                                                    MO. RENTAL RATES
                                                                                                   ------------------
                                     NUMBER       YEAR PLACED      AVERAGE UNIT    1997 AVERAGE
PROPERTY AND LOCATION               OF UNITS       IN SERVICE      SIZE (SQ. FT)   OCCUPANCY (1)   PER UNIT PER SQ. FT.
------------------------------------------------------------------------------------------------------------------------
TEXAS
    AUSTIN
        Autumn Woods                    283          1984                 644             94%       $    553  $ 0.86
        Calibre Crossing                183          1986                 705             95             587    0.83
        Huntingdon                      398          1995                 903             94             760    0.84
        Quail Ridge                     167          1984                 859             93             640    0.74
        Ridgecrest                      284          1995                 851             92             732    0.86
        South Oaks                      430          1980                 705             94             578    0.81
    CORPUS CHRISTI
        Breakers                        288          1996                 861             95             754    0.88
        Miramar (8)                     244        1994/1995              722             89             744    1.03
        Potters Mill                    344          1986                 775             93             588    0.76
        Waterford                       580        1976/1980              767             91             521    0.68
    DALLAS/FORT WORTH
        Addison, The Park at            456          1996                 942             94             866    0.92
        Chesapeake                      128          1982                 912             95             713    0.78
        Cottonwood Ridge                208          1985                 829             97             547    0.66
        Emerald Valley                  516          1986                 743             96             636    0.86
        Emerald Village                 304          1987                 713             94             597    0.84
        Glen Arbor                      320          1980                 666             96             481    0.72
        Glen Lakes                      424          1979                 877             92             719    0.82
        Highland Trace                  160          1985                 816             95             634    0.78
        Highpoint (7)                   708          1985                 835             94             610    0.73
        Ivory Canyon                    602          1986                 548             93             523    0.96
        Los Rios                        286          1992                 772             96             760    0.99
        Nob Hill                        486          1986                 642             95             503    0.78
        North Dallas Crossing           446          1985                 730             93             607    0.83
        Oakland Hills                   476          1985                 853             95             581    0.68
        Pineapple Place                 256          1983                 652             96             571    0.88
        Randol Mill Terrace             340          1984                 848             95             559    0.66
        Shadowlake                      264          1984                 733             94             558    0.76
        Stone Creek                     240          1995                 831             95             782    0.94
        Stone Gate (2)                  276          1996                 871             94             800    0.92
        Towne Centre Village            188          1983                 735             97             550    0.75
        Towne Crossing, The Place at    442          1984                 772             95             550    0.71
        Valley Creek Village            380          1984                 855             97             612    0.72
        Valley Ridge                    408          1987                 773             95             593    0.77
        Westview                        335          1983                 697             95             579    0.83
    EL PASO
        La Plaza                        129          1969                 997             97             572    0.57
    HOUSTON
        Brighton Place                  282          1978                 749             94             522    0.70
        Cambridge Place                 336          1979                 771             95             533    0.69
        Crossing, The                   366          1982                 762             95             542    0.71
        Driscoll Place                  488          1983                 708             93             446    0.63
        Eagle Creek                     456          1984                 639             98             532    0.83
        Jones Crossing                  290          1982                 748             97             536    0.72
        Roseland Place                  671          1982                 726             95             518    0.71
        Southpoint                      244          1981                 730             92             557    0.76
        Stonebridge                     204          1993                 845             97             742    0.88
        Sugar Grove, The Park at        380          1997                 917             96             790    0.86
        Vanderbilt I, The Park at       516          1996                 963             96           1,020    1.06
        Wallingford                     462          1980                 787             95             549    0.70
        Wilshire Place                  536          1982                 761             95             533    0.70
        Woodland Park                   288          1995                 866             97             766    0.89
        Wyndham Park                    448        1978/1981              797             96             490    0.61
                                     ------                               ---            ---        --------  ------
                                     33,559                               798             94%       $    616  $ 0.78
                                                                          ===            ===        ========  ======
    Properties Under Lease-Up         1,110
                                     ------
TOTAL                                34,669
                                     ======

(5) Phase II of Summerset Bend was acquired in June 1997, increasing the total number of units at this property from 272 to 368.
(6) Phase II of Camden Passage was completed in 1997 and stabilized during the third quarter of 1997.
(7)  Properties owned through investment in joint venture.
(8) Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

OPERATING PROPERTIES UNDER LEASE-UP

    The following table sets forth information regarding the Operating Properties under lease-up at December 31, 1997:

                                                          % Leased                      Estimated
                                             Number          at          Date of         Date of
Property and Location                       of Units      1/28/98      Completion     Stabilization
---------------------------------------   ------------   ----------   -------------   --------------
The Park at Vanderbilt, Phase II
 Houston, TX...........................            378      89%           3Q97             1Q98
The Park at Centreport
 Dallas, TX............................            268      65            4Q97             3Q98
The Park at Buckingham
 Dallas, TX............................            464      57            4Q97             3Q98
                                                 -----
   Total...............................          1,110
                                                 =====

DEVELOPMENT PROPERTIES



         The total budgeted cost of the Development Properties is approximately $141.8 million, with a remaining cost to complete, as of December 31, 1997, of approximately $113.5 million. There can be no assurance that the Company's budget, leasing or occupancy estimates will be attained for the Development Properties or that their performance will be comparable to that of the Company's existing portfolio.

         The following table sets forth information regarding the Development
Properties:


                                      Number       Estimated      Estimated         Estimated
                                        of            Cost         Date of           Date of
Property and Location                  Units      ($ millions)    Completion       Stabilization
---------------------------------   -----------   -------------  -----------       -------------
The Park at Towne Center
   Glendale, AZ..................        240           $13.4          4Q98              2Q99
Renaissance Pointe II
   Orlando, FL...................        306            17.3          4Q98              3Q99
The Park at Goose Creek
   Baytown, TX...................        272            11.8          1Q99              3Q99
The Park at Midtown
   Houston, TX...................        337            21.5          2Q99              4Q99
The Park at Oxmoor
   Louisville, KY................        432            22.1          2Q99              4Q99
The Park at Greenway
   Houston, TX...................        756            55.7          1Q00              4Q00
                                       -----          ------
        Total....................      2,343          $141.8
                                       =====          ======


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


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The number of holders of record of the Company's common shares, $0.01 par value, as of January 23, 1998 was 698.

     The high and low sales prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and distributions per share declared for the quarters indicated were as follows:


                                                                                  High       Low      Distributions
                                                                                --------   --------   -------------
1997:
    First.....................................................................   $28 3/4    $26 3/4      $0.490
    Second....................................................................    31 5/8     26 1/2       0.490
    Third.....................................................................    31 5/8     28 5/8       0.490
    Fourth....................................................................    33 3/16    29 1/4       0.490

1996:
    First.....................................................................   $24 3/4    $22 3/4      $0.475
    Second....................................................................    25         21 3/4       0.475
    Third.....................................................................    26 1/2     22 3/4       0.475
    Fourth....................................................................    29 1/4     25 5/8       0.475

Item 6.  SELECTED FINANCIAL DATA


                             CAMDEN PROPERTY TRUST
       COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

(In thousands, except per share amounts)

                                                                                                                        Camden
                                                                        Camden Property Trust                         Predecessors
                                                 -----------------------------------------------------------------    ------------
                                                                                                           July 29      January 1
                                                             Years Ended December 31,                         to            to
                                                 ----------------------------------------------------     December         July
                                                     1997*           1996        1995         1994        31, 1993      28, 1993
                                                 -----------      ---------   ---------    ----------     ---------   ------------
OPERATING DATA
Revenues:
   Rental income ............................     $  187,928      $ 105,785   $  92,275    $  71,468      $  16,785    $ 16,721
   Other property income ....................          9,510          4,453       3,617        2,811            539         590
                                                  ----------      ---------   ---------    ---------      ---------    --------
             Total property income ..........        197,438        110,238      95,892       74,279         17,324      17,311
    Equity in income of joint ventures ......          1,141
    Fee and asset management ................            743            949       1,029          721
    Other income ............................            467            419         353          456            243         310
                                                  ----------      ---------   ---------    ---------      ---------    --------
             Total revenues .................        199,789        111,606      97,274       75,456         17,567      17,621
                                                  ----------      ---------   ---------    ---------      ---------    --------

Expenses:
   Property operating and maintenance .......         70,595         40,604      37,093       29,352          6,907       7,380
   Real estate taxes ........................         21,028         13,192      11,481        8,962          1,910       1,989
   General and administrative ...............          4,473          2,631       2,263        2,574            291         343
   Interest .................................         28,537         17,336      13,843        8,807          1,340       4,364
   Depreciation and amortization ............         44,836         23,894      20,264       16,239          3,572       3,045
                                                  ----------      ---------   ---------    ---------      ---------    --------
             Total expenses .................        169,469         97,657      84,944       65,934         14,020      17,121
                                                  ----------      ---------   ---------    ---------      ---------    --------

Income before gain on sales of properties,
   losses related to early retirement of
   debt and minority interest ...............         30,320         13,949      12,330        9,522          3,547         500
Gain on sales of properties .................         10,170            115
Losses related to early retirement of debt ..           (397)        (5,351)
                                                  ----------      ---------   ---------    ---------      ---------    --------
Income before minority interest .............         40,093          8,713      12,330        9,522          3,547         500
Minority interest in Operating Partnership ..         (1,655)
                                                  ----------      ---------   ---------    ---------      ---------    --------
Net income ..................................         38,438          8,713      12,330        9,522          3,547    $    500
                                                                                                                       ========
Preferred share dividends ...................                            (4)        (39)         (20)
                                                  ----------      ---------   ---------    ---------      ---------
Net income to common shareholders ...........     $   38,438      $   8,709   $  12,291    $   9,502      $   3,547
                                                  ==========      =========   =========    =========      =========

Basic earnings per share ....................     $     1.46      $    0.59   $    0.86    $    0.78      $    0.39
Diluted earnings per share ..................     $     1.41      $    0.58   $    0.86    $    0.77      $    0.39
Distributions per common share ..............     $     1.96      $    1.90   $    1.84    $    1.76      $    0.68
Weighted average number of common shares
   outstanding ..............................         26,257         14,849      14,325       12,188          9,069
Weighted average number of common shares
   outstanding plus dilutive potential
   common shares.............................         28,356         14,979      14,414       12,310          9,114

BALANCE SHEET DATA (AT END OF PERIOD)
Real estate assets ..........................     $1,397,138      $ 646,545   $ 607,598    $ 510,324      $ 296,545
Accumulated depreciation ....................        (94,665)       (56,369)    (36,800)     (17,731)        (3,388)
Total assets ................................      1,323,620        603,510     582,352      504,284        304,345
Notes payable ...............................        480,754        244,182     235,459      149,547        111,513
Minority interest in Operating Partnership ..         63,325
Convertible subordinated debentures .........          6,025         27,702      44,050       47,800
Series A Preferred Shares ...................                                     1,950        1,950          1,950
Shareholders'/Partners' Equity ..............        710,564        295,428     267,829      277,604        175,984

Common shares outstanding ...................         31,694         16,521      14,514       14,273          9,162

                              CAMDEN PROPERTY TRUST
           COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA
                                   (CONTINUED)


(In thousands, except property data amounts)


                                                                                                                   Camden
                                                                  Camden Property Trust                         Predecessors
                                            ----------------------------------------------------------------    ------------
                                                                                                    July 29      January 1
                                                       Years Ended December 31,                         to          to
                                            ---------------------------------------------------      December       July
                                               1997*        1996         1995         1994           31, 1993      28, 1993
                                            ----------   ----------   ----------  -------------     ---------   ------------
OTHER DATA
Cash flows provided by (used in)
   Operating activities..................   $   65,974   $   41,267   $   37,594   $    33,560       $  16,554      $ 1,942
   Investing activities..................      (73,709)     (41,697)     (97,003)     (198,087)       (237,346)      (4,297)
   Financing activities..................       11,837        2,560       59,404       159,388         226,171        1,073
Funds from operations **.................       75,753       39,999       35,260        28,604           7,119        3,545

PROPERTY DATA
Number of operating properties
   (at end of period)....................          100           48           50            48              32           17
Number of operating units
   (at end of period)....................       34,669       17,611       16,742        15,783          11,064        6,040
Number of operating units
   (weighted average)....................       29,280       17,362       16,412        13,694           7,935        5,996
Weighted average monthly total property
   income per unit.......................   $      562   $      529   $      487   $       452       $     420      $   414
Properties under development
   (at end of period)....................            6            6            9             8               3

*    Effective April 1, 1997 the Company acquired Paragon.

**   Management considers FFO to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. Prior to March 1995 the NAREIT definition of FFO required the add back of non-real estate depreciation and amortization, such as loan cost amortization. Camden adopted the new FFO definition prescribed by NAREIT during 1995. The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities including minority interests which are convertible into common equity. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Comparative Summary of Selected Financial and Property Data" and the consolidated financial statements and notes thereto appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the proposed merger with Oasis Residential, Inc. ("Oasis"), changes in general economic conditions in the markets that could impact demand for the Company's product, and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

BUSINESS

     Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries ("Camden" or the "Company") report as a single business segment, with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. As of December 31, 1997, the Company owned interests in, operated or was developing 106 multifamily properties containing 37,012 units located in Texas, Florida, Missouri, North Carolina, Arizona and Kentucky. These properties had a weighted average occupancy rate of 94.0% for the year ended December 31, 1997. Six of the Company's multifamily properties containing 2,343 units were under development at December 31, 1997. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 4,163 apartment units in 14 properties for third-parties and non-consolidated affiliates at December 31, 1997.

     On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996, each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the Paragon Acquisition, 2,352,161 limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the Paragon Acquisition.

     On December 16, 1997, the Company announced the execution of a definitive merger agreement pursuant to which Oasis would be merged with and into a wholly-owned subsidiary of Camden. The merger will create the third largest multifamily REIT with interests in 52,469 apartment units (including 2,683 apartment units currently under development) with approximately $2.3 billion in total assets. Each share of Oasis common stock will be exchanged for 0.759 shares of Camden. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding will be reissued as Camden Series A cumulative convertible preferred shares with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock.

     Oasis is a fully integrated REIT headquartered in Las Vegas, Nevada whose business is the operation and development of multifamily apartment communities in Las Vegas, Denver and Southern California. Oasis is a self-administered and self-managed REIT that, as of December 31, 1997, owned interests in 52 completed multifamily properties, with one additional multifamily property under construction.

     The merger with Oasis has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The merger is subject to the approval of both companies' shareholders, customary regulatory approvals and other conditions. It is anticipated that the meetings to consider the transaction and the completion of the merger will both take place during the second quarter of 1998. Following the closing of the merger with Oasis, the Company intends to spin-off approximately 5,000 of the Las Vegas apartment units into a new private entity in which Camden will hold a minority interest. Camden expects to continue to provide property management services for these assets following the spin-off. There can be no assurance, however, as to the terms and conditions of the spin-off or that the transaction will ultimately be consummated.

     The Company's multifamily property portfolio, excluding land held for future development, at December 31, 1997, 1996 and 1995 is summarized as follows:


                                                      1997**                       1996                       1995
                                          ---------------------------  ------------------------- --------------------------
                                            Units   Properties   %*     Units  Properties   %*     Units    Properties  %*
                                          -------- ------------ -----  ------  ---------- ----   --------   ---------- ----
OPERATING PROPERTIES
Texas
   Houston................................   6,345        16     17%    6,987       18      36%     6,598        20     33 %
   Dallas.................................   9,381        26     26     6,045       16      31      6,065        17     30
   Austin.................................   1,745         6      5     1,745        6       9      1,745         6      9
   Other..................................   1,585         5      4     1,585        5       8      1,513         5      8
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----
     Total Texas Operating Properties.....  19,056        53     52    16,362       45      84     15,921        48     80
Arizona...................................   1,894         5      5     1,249        3       7        821         2      4
Florida...................................   6,355        17     17
Kentucky..................................   1,142         5      3
Missouri..................................   3,487        10     10
North Carolina............................   2,735        10      7
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----
     Total Operating Properties...........  34,669       100     94    17,611       48      91     16,742        50     84
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----

PROPERTIES UNDER DEVELOPMENT
Texas
   Houston................................   1,365         3      4       758        2       4      1,226         3      6
   Dallas.................................                                732        2       4        920         2      5
   Other..................................                                                            288         1      1
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----
     Total Texas Development Properties...   1,365         3      4     1,490        4       8      2,434         6     12
Arizona...................................     240         1              288        1       1        716         2      4
Florida...................................     306         1      1
Kentucky..................................     432         1      1
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----
     Total Properties Under Development...   2,343         6      6     1,778        5       9      3,150         8     16
                                          --------   -------  -----    ------   ------   -----   --------    ------   ----
     Total Properties.....................  37,012       106    100%   19,389       53     100%    19,892        58    100%
                                          ========   =======  =====    ======   ======   =====   ========    ======   ====

   * Based on number of units.
  ** Includes three operating properties containing 1,264 units owned in joint ventures.


     At December 31, 1997, the Company had three properties under lease-up as follows:


                                                      % Leased                  Estimated
                                             Number      at       Date of         Date of
Property and Location                       of Units  1/28/98    Completion    Stabilization
---------------------                       --------  --------   -----------   --------------
The Park at Vanderbilt, Phase II
  Houston, TX .......................          378       89%       3Q97             1Q98

The Park at Centreport
  Dallas, TX ........................          268       65        4Q97             3Q98

The Park at Buckingham
  Dallas, TX ........................          464       57        4Q97             3Q98
                                             -----
          Total .....................        1,110
                                             =====

      At December 31, 1997, the Company had six development properties in various stages of construction as follows:


                                      Number        Estimated       Estimated         Estimated
                                        of            Cost           Date of           Date of
Property and Location                  Units      ($ millions)     Completion      Stabilization
---------------------------------   -----------   -------------  ---------------   ---------------
The Park at Towne Center
   Glendale, AZ..................       240           $ 13.4          4Q98              2Q99
Renaissance Pointe II
   Orlando, FL...................       306             17.3          4Q98              3Q99
The Park at Goose Creek
   Baytown, TX...................       272             11.8          1Q99              3Q99
The Park at Midtown
   Houston, TX...................       337             21.5          2Q99              4Q99
The Park at Oxmoor
   Louisville, KY................       432             22.1          2Q99              4Q99
The Park at Greenway
   Houston, TX...................       756             55.7          1Q00              4Q00
                                      -----           ------
        Total....................     2,343           $141.8
                                      =====           ======


      At December 31, 1997, 51% of Camden's real estate assets were located in Texas. Since the Company's initial public offering in July 1993 (the "Camden IPO"), Camden has diversified into other markets in the Southwest region and into the Southeast and Midwest regions of the United States.

      At December 31, 1997 and 1996, the Company's investment in the various geographic areas was as follows:


(Dollars in thousands)


                                                                            1997                       1996
                                                                    ---------------------      --------------------
Texas
    Houston.....................................................    $      265,404     19%     $    243,575      38%
    Dallas......................................................           321,101     23           207,628      32
    Austin......................................................            66,365      5            65,677      10
    Other.......................................................            53,462      4            52,578       8
                                                                    --------------  -----      ------------  ------
       Total Texas Properties...................................           706,332     51           569,458      88
                                                                    --------------  -----      ------------  ------
Arizona.........................................................           102,520      8            74,355      12
Florida.........................................................           240,008     17
Kentucky........................................................            55,210      4
Missouri........................................................           173,939     13
North Carolina..................................................           100,957      7
Other...........................................................             3,083                    2,732
                                                                    --------------  -----      ------------  ------
         Total Properties.......................................    $    1,382,049    100%     $    646,545     100%
                                                                    ==============  =====      ============  ======

      The Company intends to further diversify geographically into the Western region of the United States through its planned merger with Oasis.

LIQUIDITY AND CAPITAL RESOURCES

      Financial Structure. The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining a conservative debt service coverage ratio.

      On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments (the "July 1997 Equity Offering"), at a price of $31 per share. The shares were issued from the Company's recently filed $500 million universal shelf registration statement discussed in "Liquidity" below. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the $150 million unsecured line of credit (the "Unsecured Credit Facility") which had been advanced to fund recent property developments, acquisitions and other working capital requirements.

      Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since the Camden IPO in July 1993. At December 31, 1997, the Company's ratio of total debt to total market capitalization was approximately 31.0% (based on the closing price of $31 per common share of the Company on the New York Stock Exchange composite tape on December 31, 1997). This ratio represents total consolidated debt of the Company as a percentage of the market value of the Company's common shares (including common shares issuable upon conversion of convertible securities and OP Units, but excluding common shares issuable upon exercise of outstanding options) plus total consolidated debt (excluding the convertible securities). The interest coverage ratio was 4.0 times for the fourth quarter of 1997 and 3.6 times and
3.2 times for the twelve months ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, 78.9% and 84.3%, respectively, of the Company's properties (based on invested capital) were unencumbered.

      Liquidity. The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facility and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facility and other short-term borrowings. As of December 31, 1997, the Company had $107 million available under the Unsecured Credit Facility. The Company filed a universal shelf registration statement in April 1997 providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, in March 1997 the Company implemented a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of OP Units.

      On January 16, 1998, the Company paid a distribution of $0.49 per share for the fourth quarter of 1997 to all holders of record of Camden's common shares as of December 24, 1997, and paid an equivalent amount per unit to holders of OP Units. Total distributions to common shareholders for the year ended December 31, 1997 were $1.96 per share. Total distributions to holders of OP Units from the date of the Paragon Acquisition through December 31, 1997 were $1.47 per unit. The Company determines the amount of cash available for distribution from the Operating Partnership in accordance with the partnership agreement and has distributed and intends to continue to make distributions to the holders of OP Units in amounts equivalent to the per share dividends paid to holders of common shares. The Company intends to continue shareholder distributions in accordance with REIT qualification requirements under the federal tax code while maintaining what management believes to be a conservative payout ratio, and expects to continue reducing the payout ratio by raising the dividends at a rate which is less than the funds from operations ("FFO") growth rate.

      Financial Flexibility. The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During 1997, the Company incurred $91.2 million in development costs and $45.8 million in acquisition costs. In addition, Camden issued 9.5 million common shares and assumed $296 million of indebtedness, at fair value, to purchase Paragon. The Company has announced plans to develop six additional properties at an aggregate cost of approximately $142 million. The Company funds its developments and acquisitions through a combination of equity capital, OP Units, debt securities, the Unsecured Credit Facility and other short-term borrowing arrangements, and previously has used construction and other mortgage loans. The Company also seeks to selectively dispose of assets that are not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $36.0 million in net proceeds received from these asset disposals during 1997 were reinvested in developments and used to retire debt.

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

      As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the Unsecured Credit Facility.

      On May 9, 1997, the Company issued from its recently filed $500 million universal shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Reset Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

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

      On July 21, 1997, Camden retired $66.7 million in mortgage loans using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.8 million of the $296 million of debt assumed in the Paragon Acquisition.

      At December 31, 1997, the Company maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

FUNDS FROM OPERATIONS

      Management considers FFO an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities including minority interests which are convertible into common equity.

     The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation. Camden's FFO for the year ended December 31,1997 increased $35.8 million over 1996 primarily due to the Paragon Acquisition, property acquisitions, developments and improvements in the performance of the stabilized properties in the portfolio. The calculation of FFO for the two years ended December 31, 1997 follows:

(In thousands)

                                                                                       1997         1996
                                                                                    ---------   ----------
Net income to common shareholders...............................................     $ 38,438     $  8,709
Real estate depreciation........................................................       43,769       22,946
Minority interest in Operating Partnership......................................        1,655
Real estate depreciation from unconsolidated ventures...........................          906
Interest on convertible subordinated debentures.................................          670        2,809
Amortization of deferred costs on convertible debentures........................           88          295
Gain on sales of properties.....................................................      (10,170)        (115)
Losses related to early retirement of debt......................................          397        5,351
Preferred share dividends.......................................................                         4
                                                                                     --------     --------
    Funds from operations.......................................................     $ 75,753     $ 39,999
                                                                                     ========     ========

Weighted average number of common and common equivalent shares
       outstanding..............................................................       28,882       16,682

RESULTS OF OPERATIONS

        Changes in revenues and expenses related to the operating properties from period to period are primarily due to the Paragon Acquisition, property acquisitions, developments, dispositions and improvements in the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-units basis in order to adjust for such changes in the number of units owned during each period. Selected weighted average revenues and expenses per operating unit for the three years ended December 31, 1997 are as follows:


                                                                                     1997         1996        1995
                                                                                 -----------  ----------  -----------
Rental income per unit per month................................................. $      535   $     508   $      469
Property operating and maintenance per unit per year............................. $    2,411   $   2,339   $    2,260
Real estate taxes per unit per year.............................................. $      718   $     760   $      700
Weighted average number of operating units.......................................     29,280      17,362       16,412

1997 COMPARED TO 1996

      The changes in operating results from 1996 to 1997 are primarily due to the Paragon Acquisition, development of ten properties aggregating 3,823 units, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units increased by 11,918 units, or 68.6%, from 17,362 to 29,280 for the years ended December 31, 1996 and 1997, respectively. Total operating properties were 48 and 97 at December 31, 1996 and 1997, respectively. The 29,280 weighted average units and the 97 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

      The average rental income per unit increased $27, or 5.3%, from $508 to $535 for the years ended December 31, 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties.

    Other property income increased $5.1 million from $4.5 million to $9.5 million for the years ended December 31, 1996 and 1997, respectively. This increase was due to a larger number of units owned and in operation and a $2.2 million increase from new revenue sources such as telephone, cable and water.

    Property operating and maintenance expenses and real estate taxes increased $37.8 million, from $53.8 million to $91.6 million for the years ended December 31, 1996 and 1997, respectively, which represented an annual increase of $30 per unit. The Company's operating expense ratios decreased from the prior year primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in valuations of renovated and developed properties and increases in property tax rates. Real estate taxes per unit have decreased due to lower property taxes in the Camden portfolio outside of Texas.

    General and administrative expenses increased from $2.6 million in 1996 to $4.5 million in 1997, and decreased slightly as a percent of revenues from 2.4% to 2.2%.

    Interest expense increased from $17.3 million in 1996 to $28.5 million in 1997 due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. This increase was partially offset by reductions in average interest rates on the Company's debt and the July 1997 Equity Offering discussed in the Liquidity and Capital Resources section. Interest capitalized was $3.3 million and $4.1 million for the years ended December 31, 1997 and 1996, respectively.

    Depreciation and amortization increased from $23.9 million to $44.8 million primarily due to the Paragon Acquisition, developments and renovations.

    Gain on sales of properties increased $10.2 million due to the December 1997 disposition of five properties containing 1,592 units.

1996 COMPARED TO 1995

    The changes in operating results from 1995 to 1996 are due to completion of the development of four properties aggregating 1,688 units, the acquisition of an adjoining property containing 400 units, the disposition of five properties containing 1,219 units and an increase in revenues generated by the stabilized portfolio. The weighted average number of units increased by 950 units, or 5.8%, from 16,412 to 17,362 for the years ended December 31, 1995 and 1996, respectively. Total units owned and operating were 16,742 and 17,611 at December 31, 1995 and 1996, respectively.

    The average rental income increased $39 per unit per month, or 8.3%, from $469 to $508 for the years ended December 31, 1995 and 1996, respectively. The increase was primarily due to an increase in revenue growth from the stabilized real estate portfolio, higher than average rental rates achieved on properties added to the portfolio, and overall increases in average occupancy from 93.3% in 1995 to 94.0% in 1996.

    Other property income increased $800,000 from $3.6 million to $4.5 million for the years ended December 31, 1995 and 1996, respectively. This 23.1% increase was due to a larger number of units owned and in operation.

    Property operating and maintenance expenses and real estate taxes increased $5.2 million, from $48.6 million to $53.8 million for the years ended December 31, 1995 and 1996 respectively, which represented an annual increase of $139 per unit. The Company's operating expense ratios decreased from the prior year primarily as a result of the change in the property mix due to development and property dispositions. Real estate taxes increased as a result of increases in valuation of renovated and developed properties and increases in property tax rates.

    General and administrative expenses increased from $2.3 million in 1995 to $2.6 million in 1996, a rate consistent with the overall increase in revenues.

    Interest expense increased from $13.8 million in 1995 to $17.3 million in 1996 due to increased indebtedness related to a property acquisition, completed developments and renovations, partially offset by reductions in interest rates, reductions in debt as a result of an equity offering in October 1996, the conversion of convertible debentures and proceeds from dispositions. Interest capitalized was $5.3 million and $4.1 million for the years ended December 31, 1995 and 1996, respectively.

    Depreciation and amortization increased from $20.3 million to $23.9 million primarily due to developments and renovations partially offset by property dispositions.

    During 1996, the Company utilized proceeds from the 6-5/8% and 7% notes primarily to reduce indebtedness under its Unsecured Credit Facility. In connection with such reductions, the Company also early settled certain hedging agreements and recorded a loss of $5.4 million.

INFLATION

    The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

    Camden has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected to be a material cost to Camden. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. Camden is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on Camden's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are listed under Item 14(a) and are filed as a part of this report on the pages indicated. The supplementary data is included in Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Company's Joint Proxy Statement/Prospectus to be filed before March 31, 1998 in connection with the Special Meeting in lieu of the Annual Meeting of Shareholders to be held in April 1998.

ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Company's Joint Proxy Statement/Prospectus to be filed before March 31, 1998 in connection with the Special Meeting in lieu of the Annual Meeting of Shareholders to be held in April 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Company's Joint Proxy Statement/Prospectus to be filed before March 31, 1998 in connection with the Special Meeting in lieu of the Annual Meeting of Shareholders to be held in April 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the Company's Joint Proxy Statement/Prospectus to be filed before March 31, 1998 in connection with the Special Meeting in lieu of the Annual Meeting of Shareholders to be held in April 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) and (2)  Financial Statements and Schedule

                  Index to Financial Statements and Schedule

     The following Consolidated Financial Statements and Schedule of the Registrant and its subsidiaries and Independent Auditors' Report thereon are filed as part of this report on the pages indicated.


                                                                            Page
                                                                            ----
     Financial Statements

         Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   27
         Consolidated Balance Sheets as of December 31, 1997
              and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   28
         Consolidated Statements of Operations for the Years Ended
              December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . .   29
         Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 1997, 1996 and 1995  . . . . . . . . . . .   30
         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . .   31
         Notes to Consolidated Financial Statements . . . . . . . . . . . .   32

     Schedule III  -- Real Estate and Accumulated Depreciation  . . . . . .  S-1

14(a)(3) Index to Exhibits:


       NUMBER                         TITLE
       ------                         -----
          2.1  Agreement and Plan of Merger, dated as of December 16, 1996, among the Registrant, Camden Subsidiary, Inc. and Paragon Group,
               Inc. Incorporated by reference from Exhibit 99.2 to the
               Registrant's Form 8-K filed December 18, 1996 (File No.
               1-12110).

          2.2  Agreement and Plan of Merger, dated December 16, 1997, among the
               Registrant, Camden Subsidiary II, Inc. and Oasis Residential,
               Inc. Incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K filed December 17, 1997 (File No.
               1-12110).

          3.1  Amended and Restated Declaration of Trust of the Registrant.
               Incorporated by reference from Exhibit 3.1 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1993
               (File No. 1- 12110).

          3.2 Amendment to the Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q filed August 14, 1997 (File No.
               1-12110).

          3.3* Second Amended and Restated Bylaws of the Registrant.

          4.1  Specimen certificate for Common Shares of beneficial interest.
               Incorporated by reference from Exhibit 4.1 to the Registrant's
               Registration Statement on Form S-11 filed September 15, 1993
               (File No. 33- 68736).

          4.2 Indenture dated as of April 1, 1994 by and between the Registrant and The First National Bank of Boston, as Trustee.
               Incorporated by reference from Exhibit 4.3 to the Registrant's
               Statement on Form S- 11 filed April 12, 1994 (File No.
               33-76244).

          4.3  Form of Convertible Subordinated Debenture Due 2001.
               Incorporated by reference from Exhibit 4.3 to the Registrant's
               Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).


          4.4 Indenture dated as of February 15, 1996 between the Company and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K filed
               February 15, 1996 (File No. 1-12110).

          4.5 First Supplemental Indenture dated as of February 15, 1996 between the Company and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant's Form 8-K filed February 15, 1996 (File No.
               1-12110).

          4.6 Form of Camden Property Trust 6 5/8% Note due 2001. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed
               February 15, 1996 (File No. 1-12110).

          4.7 Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed
               December 2, 1996 (File No. 1-12110).

          4.8  Form of Camden Property Trust Remarketed Reset Note due May 9,
               2002. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed May 21, 1997 (File No. 1-12110).

         10.1 Form of Indemnification Agreement by and between the Registrant and certain of its trust managers and executive officers.
               Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 filed
               July 9, 1993 (File No. 33-63588).

         10.2  Letter Agreement dated July 18, 1993 among Richard J. Campo, G.
               Steven Dawson, the Registrant and Apartment Connection, Inc.
               Incorporated by reference from Exhibit 10.25 to the Registrant's
               Registration Statement on Form S-11 filed September 15, 1993
               (File No. 33-68736).

         10.3  Amendment and Restatement of the 1993 Share Option Plan of
               Camden Property Trust. Incorporated by reference from Exhibit
               10.7 to the Registrant's Form 10-K filed March 28, 1996 (File
               No. 1-12110).

         10.4  Employment Agreement dated July 22, 1996 by and between the
               Registrant and Richard J. Campo. Incorporated by reference from
               Exhibit 10.1 to the Registrant's Form 8-K filed October 11, 1996
               (File No. 1-12110).

         10.5  Employment Agreement dated July 22, 1996 by and between the
               Registrant and D. Keith Oden. Incorporated by reference from
               Exhibit 10.2 to the Registrant's Form 8-K filed October 11, 1996
               (File No. 1-12110).

         10.6  Stock Purchase Agreement, dated December 16, 1996, between
               Apartment Connection, Inc. and Texas Paragon Management Partners
               L.P. Incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed February
               26, 1997 (File No. 333-22411).

         10.7 Form of Employment Agreement by and between the Registrant and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to the Registrant's Form 10-K filed March 28,
               1997 (File No. 1-12110).

         10.8  Camden Property Trust Key Employee Share Option Plan.
               Incorporated by reference from Exhibit 10.14 to the Registrant's
               Form 10-K filed March 28, 1997 (File No. 1-12110).

         10.9 Distribution Agreement dated March 20, 1997 among the Registrant and the Agents listed therein relating to the issuance of Medium
               Term Notes. Incorporated by reference from Exhibit 1.1 to the Registrant's Form 8-K filed March 21, 1997 (File No. 1-12110).

         10.10 Registration Rights Agreement dated April 15, 1997 among the
               Company, the Operating Partnership and certain investors set forth therein. Incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 filed with the Commission on April 22, 1997 (File No. 333-25637).

         10.11 Underwriting Agreement dated May 6, 1997 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
               Incorporated by reference from Exhibit 1.1 to the Registrant's
               Form 8-K filed May 21, 1997 (File No. 1-12110).

         10.12  Remarketing Agreement dated May 6, 1997 between the Company and
                Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference from Exhibit 1.2 to the Registrant's Form 8-K filed
                May 21, 1997 (File No. 1-12110).

         10.13  Camden Development, Inc. 1997 Non-Qualified Employee Stock
                Purchase Plan. Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q filed August 14, 1997 (File No.
                1-12110).

         10.14  Company Voting Agreement, dated December 16, 1997, among the
                Registrant and certain stockholders of Oasis Residential, Inc.
                Incorporated by reference from Exhibit 99.1 to the Registrant's
                Form 8-K filed December 17, 1997 (File No. 1-12110).

         10.15  Camden Voting Agreement, dated December 16, 1997, among Oasis
                Residential, Inc. and certain shareholders of the Registrant.
                Incorporated by reference from Exhibit 99.2 to the Registrant's
                Form 8-K filed December 17, 1997 (File No. 1-12110).

         10.16* Form of Master Exchange Agreement by and between the Registrant and certain key employees.

         10.17* Restatement and Amendment of Loan Agreement dated November 25,
                1997 between Registrant and NationsBank of Texas, N.A.

          11.1* Statement re Computation of Per Share Earnings.

          21.1* Subsidiaries of the Registrant.

          23.1* Consent of Deloitte & Touche LLP.

          24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G.
                Steven Dawson, William R. Cooper, George A. Hrdlicka, Lewis A.
                Levey, F. Gardner Parker and Steven A. Webster.

          27.1* Financial Data Schedule (filed only electronically with the
                SEC).

------------------------------
*Filed herewith.


14(b)  Reports on Form 8-K

                 Current Report on Form 8-K dated December 16, 1997 was filed which contained information under Item 5 (Other Events) and
                 Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 1998                              CAMDEN PROPERTY TRUST


                                              By:               /S/
                                                 -----------------------------
                                                 G. Steven Dawson
                                                 Senior Vice President - Finance
                                                 Chief Financial Officer and
                                                 Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                     Title                              Date
                 ----                                     -----                              ----
                       *               Chairman of the Board of Trust Managers and        February 2, 1998
-----------------------------------    Chief Executive Officer
Richard J. Campo                       (Principal Executive Officer)


                       *               President, Chief Operating Officer and             February 2, 1998
-----------------------------------    Trust Manager
D. Keith Oden


                      /S/              Senior Vice President - Finance, Chief             February 2, 1998
-----------------------------------    Financial Officer and Treasurer
G. Steven Dawson                       (Principal Financial and Accounting Officer)


                       *               Trust Manager                                      February 2, 1998
-----------------------------------
 William R. Cooper


                      *                Trust Manager                                      February 2, 1998
-----------------------------------
 George A. Hrdlicka


                                       Trust Manager                                      February 2, 1998
                      *
-----------------------------------
Lewis A. Levey


                      *                Trust Manager                                      February 2, 1998
-----------------------------------
F. Gardner Parker


                      *                Trust Manager                                      February 2, 1998
-----------------------------------
Steven A. Webster

*By:
                 /S/
    -------------------------------
    G. Steven Dawson
    Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Camden Property Trust

We have audited the accompanying consolidated balance sheets of Camden Property Trust as of December 31, 1997 and 1996, and related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the management of Camden Property Trust. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
January 16, 1998

                             CAMDEN PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

                                                                                            December 31,
                                                                                   --------------------------
                                                                                       1997           1996
                                                                                   ------------    ----------
ASSETS
Real estate assets, at cost
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    182,909    $   86,673
   Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .       1,155,335       523,325
                                                                                   ------------    ----------
                                                                                      1,338,244       609,998
   Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .         (94,665)      (56,369)
                                                                                   ------------    ----------
         Net operating real estate assets       . . . . . . . . . . . . . . . .       1,243,579       553,629
   Projects under development, including land   . . . . . . . . . . . . . . . .          43,805        36,547
   Investment in joint ventures . . . . . . . . . . . . . . . . . . . . . . . .          15,089
                                                                                   ------------    ----------
                                                                                      1,302,473       590,176

Accounts receivable -- affiliates . . . . . . . . . . . . . . . . . . . . . . .             950           148
Notes receivable -- affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           1,796         3,550
Deferred financing and other assets, net  . . . . . . . . . . . . . . . . . . .           7,885         4,847
Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .           6,468         2,366
Restricted cash -- escrow deposits  . . . . . . . . . . . . . . . . . . . . . .           4,048         2,423
                                                                                   ------------    ----------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,323,620    $  603,510
                                                                                   ============    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Notes payable
     Unsecured  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    316,941    $  185,800
     Secured  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,813        58,382
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,698         7,512
   Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          16,568        13,246
   Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . .          15,881         7,675
   Distributions payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,805         7,765
                                                                                   ------------    ----------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         543,706       280,380

Minority Interest in Operating Partnership  . . . . . . . . . . . . . . . . . .          63,325
7.33% Convertible Subordinated Debentures . . . . . . . . . . . . . . . . . . .           6,025        27,702

Shareholders' Equity
   Preferred shares of beneficial interest; $0.01 par value per share;
     10,000 shares authorized   . . . . . . . . . . . . . . . . . . . . . . . .
   Common shares of beneficial interest; $0.01 par value per share;
     100,000 shares authorized; 31,954 and 16,521 issued at
     December 31, 1997 and 1996, respectively . . . . . . . . . . . . . . . . .             317           165
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .         780,738       348,339
   Distributions in excess of net income  . . . . . . . . . . . . . . . . . . .         (63,526)      (49,515)
   Unearned restricted share awards . . . . . . . . . . . . . . . . . . . . . .          (6,965)       (3,561)
                                                                                   ------------    ----------
     Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . .         710,564       295,428
                                                                                   ------------    ----------
          Total liabilities and shareholders' equity  . . . . . . . . . . . . .    $  1,323,620    $  603,510
                                                                                   ============    ==========

                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                              1997          1996          1995
                                                                            ---------     ---------     --------
REVENUES
    Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 187,928     $ 105,785     $ 92,275
    Other property income . . . . . . . . . . . . . . . . . . . . . . . . .     9,510         4,453        3,617
                                                                            ---------     ---------     --------
        Total property income . . . . . . . . . . . . . . . . . . . . . . .   197,438       110,238       95,892

    Equity in income of joint ventures  . . . . . . . . . . . . . . . . . .     1,141
    Fee and asset management  . . . . . . . . . . . . . . . . . . . . . . .       743           949        1,029
    Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       467           419          353
                                                                            ---------     ---------     --------
        Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .   199,789       111,606       97,274
                                                                            ---------     ---------     --------
EXPENSES
    Property operating and maintenance  . . . . . . . . . . . . . . . . . .    70,595        40,604       37,093
    Real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,028        13,192       11,481
    General and administrative  . . . . . . . . . . . . . . . . . . . . . .     4,473         2,631        2,263
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,537        17,336       13,843
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .    44,836        23,894       20,264
                                                                            ---------     ---------     --------
        Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .   169,469        97,657       84,944
                                                                            ---------     ---------     --------
INCOME BEFORE GAIN ON SALES OF PROPERTIES, LOSSES RELATED TO EARLY
   RETIREMENT OF DEBT AND MINORITY INTEREST . . . . . . . . . . . . . . . .    30,320        13,949       12,330
GAIN ON SALES OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .    10,170           115
LOSSES RELATED TO EARLY RETIREMENT OF DEBT  . . . . . . . . . . . . . . . .      (397)       (5,351)
                                                                            ---------     ---------     --------
INCOME BEFORE MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . .    40,093         8,713       12,330
MINORITY INTEREST IN OPERATING PARTNERSHIP  . . . . . . . . . . . . . . . .    (1,655)
                                                                            ---------     ---------     --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38,438         8,713       12,330
PREFERRED SHARE DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . .                      (4)         (39)
                                                                            ---------     ---------     --------
NET INCOME TO COMMON SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . $  38,438     $   8,709     $ 12,291
                                                                            =========     =========     ========

BASIC EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . . $    1.46     $    0.59     $   0.86
DILUTED EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . $    1.41     $    0.58     $   0.86


DISTRIBUTIONS DECLARED PER COMMON SHARE . . . . . . . . . . . . . . . . . . $    1.96     $    1.90     $   1.84

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  . . . . . . . . . . .    26,257        14,849       14,325
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  PLUS DILUTIVE POTENTIAL COMMON SHARES  . . . . . . . . . . . . . . . . . .   28,356        14,979       14,414

                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share amounts)

                                                                   Common                                       Unearned
                                                                 Shares of   Additional    Distributions in    Restricted
                                                                 Beneficial    Paid-in      Excess of Net        Share
                                                                  Interest     Capital         Income            Awards
                                                                 ----------  ----------    ----------------    ----------
SHAREHOLDERS' EQUITY, JANUARY 1, 1995 . . . . . . . . . . . . .   $   143     $  294,097  $     (15,502)    $   (1,134)

    Net income to common shareholders   . . . . . . . . . . . .                                  12,291
    Common shares issued under dividend reinvestment plan . . .                       28
    Conversion of debentures  . . . . . . . . . . . . . . . . .         1          3,588
    Restricted shares issued under benefit plan (83 shares) . .         1          2,095                        (1,365)
    Cash distributions ($1.84 per share)  . . . . . . . . . . .                                 (26,414)
                                                                  -------     ----------  -------------     ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1995 . . . . . . . . . . . .       145        299,808        (29,625)        (2,499)
                                                                  -------     ----------  -------------     ----------

    Net income to common shareholders . . . . . . . . . . . . .                                   8,709
    Public offering of 1,090 common shares. . . . . . . . . . .        11         27,580
    Common shares issued under dividend reinvestment plan . . .                       31
    Conversion of debentures  . . . . . . . . . . . . . . . . .         6         15,814
    Restricted shares issued under benefit plan (82 shares) . .         1          2,074                        (1,062)
    Common share options exercised (71 shares)  . . . . . . . .         1          1,272
    Conversion of preferred shares  . . . . . . . . . . . . . .         1          1,952
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                     (192)
    Cash distributions ($1.90 per share)  . . . . . . . . . . .                                 (28,599)
                                                                  -------     ----------  -------------     ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1996 . . . . . . . . . . . .       165        348,339        (49,515)        (3,561)
                                                                  -------     ----------  -------------     ----------

    Net income to common shareholders   . . . . . . . . . . . .                                  38,438
    Common shares issued in Paragon Acquisition (9,466
        shares)   . . . . . . . . . . . . . . . . . . . . . . .        95        262,275
    Public offering of 4,830 common shares  . . . . . . . . . .        48        142,579
    Common shares issued under dividend reinvestment plan   . .                       38
    Conversion of debentures  . . . . . . . . . . . . . . . . .         9         21,061
    Restricted shares issued under benefit plan (194 shares). .         2          5,519                        (3,407)
    Restricted shares placed into Rabbi Trust (261 shares)             (3)                                           3
    Common share options exercised (33 shares)  . . . . . . . .         1            773
    Conversion of Operating Partnership units   . . . . . . . .                      154
    Cash distributions ($1.96 per share)  . . . . . . . . . . .                                 (52,449)
                                                                  -------     ----------  -------------     ----------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1997 . . . . . . . . . . . .   $   317     $  780,738  $     (63,526)    $   (6,965)
                                                                  =======     ==========  =============     ==========

                See Notes to Consolidated Financial Statements.

                             CAMDEN PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 Year Ended December 31,
                                                                          ------------------------------------
                                                                              1997       1996          1995
                                                                          ----------  ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   38,438  $    8,713    $   12,330
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .     44,836      23,894        20,264
    Equity in income of joint ventures, net of cash received  . . . . . .        929
    Gain on sales of properties   . . . . . . . . . . . . . . . . . . . .    (10,170)       (115)
    Losses related to early retirement of debt  . . . . . . . . . . . . .        397       5,351
    Minority interest in Operating Partnership  . . . . . . . . . . . . .      1,655
    Accretion of discount on unsecured notes payable  . . . . . . . . . .        142          72
    Net change in operating accounts  . . . . . . . . . . . . . . . . . .    (10,253)      3,352         5,000
                                                                          ----------  ----------    ----------
          Net cash provided by operating activities . . . . . . . . . . .     65,974      41,267        37,594

CASH FLOW FROM INVESTING ACTIVITIES
    Cash of Paragon at acquisition  . . . . . . . . . . . . . . . . . . .      9,847
    Increase in real estate assets  . . . . . . . . . . . . . . . . . . .   (133,206)    (71,288)      (96,183)
    Proceeds from sales of properties . . . . . . . . . . . . . . . . . .     37,826      29,794
    Decrease (increase) in affiliate notes receivable . . . . . . . . . .      7,749         (73)         (833)
    Decrease in investment in joint ventures. . . . . . . . . . . . . . .      4,624
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (549)       (130)           13
                                                                          ----------  ----------    ----------
          Net cash used in investing activities . . . . . . . . . . . . .    (73,709)    (41,697)      (97,003)

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares . . . . . . . . . . . . . . .    142,627      27,591
    Net increase (decrease) in credit facility and short term notes . . .     31,000    (110,783)       50,759
    Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . .    100,000     181,048        39,860
    Losses related to early retirement of debt  . . . . . . . . . . . . .       (397)     (5,351)
    Repayment of notes payable  . . . . . . . . . . . . . . . . . . . . .    (45,323)    (61,614)       (4,707)
    Repayment of Paragon debt, including line of credit . . . . . . . . .   (160,774)
    Distributions to common shareholders and minority interests . . . . .    (55,514)    (27,457)      (26,071)
    Payment of loan costs . . . . . . . . . . . . . . . . . . . . . . . .       (988)     (2,253)         (634)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,206       1,379           197
                                                                          ----------  ----------    ----------
          Net cash provided by financing activities . . . . . . . . . . .     11,837       2,560        59,404
                                                                          ----------  ----------    ----------
        Net increase (decrease) in cash and cash equivalents  . . . . . .      4,102       2,130            (5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . .      2,366         236           241
                                                                          ----------  ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . $    6,468  $    2,366    $      236
                                                                          ==========  ==========    ==========


SUPPLEMENTAL INFORMATION
    Cash paid for interest, net of interest capitalized . . . . . . . . . $   27,155  $   15,585    $   13,189
    Interest capitalized  . . . . . . . . . . . . . . . . . . . . . . . . $    3,338  $    4,129    $    5,321

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of Paragon, net of cash acquired:
          Fair value of assets acquired  . . . . . . . . . . . . . . . .  $  650,634
          Liabilities assumed   . . . . . . . . . . . . . . . . . . . . .    332,839
          Common shares issued  . . . . . . . . . . . . . . . . . . . . .    262,370
          Fair value of minority interest   . . . . . . . . . . . . . . .     65,272
    Conversion of 7.33% subordinated debentures to common shares, net . . $   21,070  $   15,820    $    3,589
    Value of shares issued under benefit plans, net . . . . . . . . . . . $    5,372  $    2,449    $    2,096
    Notes payable assumed upon purchase of a property . . . . . . . . . . $   16,022
    Conversion of preferred shares and dividends  . . . . . . . . . . . .             $    1,953



                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Camden Property Trust ("Camden" or the "Company") is a Houston-based self-administered and self-managed real estate investment trust ("REIT") organized on May 25, 1993. Camden and its subsidiaries report as a single business segment, with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States. As of December 31, 1997, the Company owned interests in, operated or was developing 106 multifamily properties containing 37,012 units located in Texas, Florida, Missouri, North Carolina, Arizona and Kentucky. Six of the Company's multifamily properties containing 2,343 units were under construction at December 31, 1997. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 4,163 apartment units in 14 properties for third-parties and non-consolidated affiliates at December 31, 1997.

    Acquisition of Paragon Group, Inc. On April 15, 1997, the Company acquired through a tax-free merger Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties (after combining the operations of seven of the acquired properties with adjacent properties), and from 19,389 to 35,364 apartment units at the date of acquisition (the "Paragon Acquisition"). As provided in the Plan of Merger dated December 16, 1996, each share of Paragon common stock outstanding on April 15, 1997 was exchanged for
0.64 shares of the Company's common shares (based on a share price of $17.75 per share of Paragon common stock and $27.75 per share of Camden common shares). The Company issued 9,466,346 shares in exchange for all of the outstanding shares of Paragon common stock. Subsequent to the Paragon Acquisition, 2,352,161 limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") were outstanding. Approximately $296 million of Paragon debt, at fair value, was assumed in the Paragon acquisition.

    The Paragon Acquisition has been recorded under the purchase method of accounting. In accordance with generally accepted accounting principles, the purchase price was allocated to the net assets acquired based on their estimated fair values. No goodwill was recorded in this transaction. The accompanying consolidated statements of operations include the operating results of Paragon since April 1, 1997, the effective date of the Paragon Acquisition for accounting purposes. Pro forma unaudited consolidated operating results of the Company for the years ended December 31, 1997 and 1996, assuming that the Paragon Acquisition had been made as of January 1, 1996, are summarized below (in thousands, except per share amounts):

                                                                                    Year Ended
                                                                                   December 31,
                                                                        ---------------------------------
                                                                               1997             1996
                                                                        ----------------  ---------------
Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     $        223,197  $       211,580
Net income to common shareholders . . . . . . . . . . . . . . . . .               36,626           17,729
Basic earnings per share  . . . . . . . . . . . . . . . . . . . . .                 1.28             0.73
Diluted earnings per share  . . . . . . . . . . . . . . . . . . . .                 1.21             0.73

    The non-residential operations of Paragon Group Property Services, Inc., a Paragon affiliate which was sold on June 30, 1996, and the related gain from the sale have been adjusted out of the 1996 pro forma amounts. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Paragon Acquisition been completed on the date indicated, nor are they necessarily indicative of future operations.

    Acquisition of Oasis Residential, Inc. On December 16, 1997, the Company announced the execution of a definitive merger agreement pursuant to which Oasis Residential, Inc. ("Oasis") would be merged with and into a wholly-owned subsidiary of Camden expanding the Company's geographic focus in 1998 to include the Western region of the United States. Each share of Oasis will be exchanged for 0.759 shares of Camden. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding will be reissued as Camden Series A cumulative convertible preferred shares with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The merger has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The merger is subject to the approval of both companies' shareholders, customary regulatory approvals and other conditions. It is anticipated that the meetings to consider the transaction and the completion of the merger will both take place during the second quarter of 1998. Following the closing of the merger with Oasis, the Company intends to spin-off approximately 5,000 of the Las Vegas apartment units into a new private entity in which Camden will hold a minority interest. Camden expects to continue to provide property management services for these assets following the spin-off. There can be no assurance, however, as to the terms and conditions of the spin-off or that the transaction will ultimately be consummated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements of Camden include the assets, liabilities, and operations of the parent company and its wholly-owned subsidiaries and partnerships in which its aggregate ownership is greater than 50%. Those owned less than 50% are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Actual results could differ from those estimates.

    Operating Partnership. Camden owns the assets acquired from Paragon, comprising approximately 45.0% of Camden's multifamily apartment units at December 31, 1997, in the Operating Partnership in which Camden holds 79.1% of the OP Units, and the sole 1% general partner interest. The remaining 19.9% of the Operating Partnership interests are held by former officers, directors and investors in Paragon, who collectively owned 2,346,640 OP Units at December 31, 1997. Minority interests in the accompanying consolidated financial statements relate to holders of these OP Units. Each OP Unit is redeemable for one common share of Camden or cash at the election of the Company. Holders of OP Units are not entitled to rights as shareholders of the Company prior to redemption of their OP Units. No member of the Company's management team owns OP Units and only two of the seven Trust Managers of the Company own OP Units.

    Cash and Cash Equivalents. All cash and investments in money market accounts and other securities with a maturity of three months or less, at the time of purchase, are considered to be cash and cash equivalents.

    Restricted Cash. Restricted cash mainly consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves. Substantially all restricted cash is invested in short-term securities.

    Real Estate Assets, at Cost. Real estate assets are carried at cost plus capitalized carrying charges. Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings and improvements. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such units are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or one year from opening the leasing office, whichever occurs first, all units are considered operating and the Company begins expensing all items that were previously considered as carrying costs.

    The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $13.3 million in 1997 and $9.6 million in 1996 of non- recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

    Carrying charges, principally interest and ad valorem taxes, of land under development and buildings under construction are capitalized as part of projects under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $3.3 million in 1997, $4.1 million in 1996 and $5.3 million in 1995. Capitalized ad valorem taxes were $557,000 in 1997, $617,000 in 1996 and $551,000 in 1995.

    All buildings and improvements are depreciated over their remaining estimated useful lives of 10 to 35 years using the straight line method. Subsequent expenditures for furnishings, equipment and other normal recurring items are expensed as incurred. Capital improvements subsequent to the initial renovation period are depreciated over their expected useful lives of 3 to 15 years using the straight line method.

    Deferred Financing and Other Assets, Net. Deferred financing and other assets are amortized ($881,000 in 1997, $838,000 in 1996, and $871,000 in 1995)
over the terms of the related debt or lives of the asset on the straight line method. Leasehold improvements and equipment are depreciated on the straight line method over the shorter of the expected useful lives or the lease terms which range from 3 to 10 years. Accumulated depreciation and amortization was $2.9 million in 1997 and $1.8 million in 1996 for deferred financing, other assets, leasehold improvements and equipment.

    Interest Rate Swap Agreements. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes, rather it uses them to hedge the impact of interest rate fluctuations on floating rate debt.

    Income Recognition. Rental, other property income, interest and all other sources of income are recognized as earned.

    Rental Operations. Camden owns and operates garden style multifamily apartment units that are rented to residents on lease terms ranging from six to thirteen months, with monthly payments due in advance. None of the properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. All operating expenses, excluding depreciation, associated with occupied units for properties in the development and leasing phase are expensed against revenues generated by those units as they become occupied. In management's opinion, due to the number of tenants, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no concentration of credit risk.

    Income Taxes and Distributions. Camden intends to maintain its election as a REIT under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal taxation to the extent it distributes 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

    Taxable income differs from net income for financial reporting purposes principally due to the timing of the recognition of depreciation. Such differences are primarily due to differences in the book/tax basis of the real estate assets of $14.5 million and differences in methods of depreciation and lives of the real estate assets. As a result of these differences, the book basis of the Company's net real estate assets exceeds its tax basis by $85.0 million at December 31, 1997. At December 31, 1996, the tax basis exceeded the book basis by $37.1 million.

    Shareholders are taxed on distributions declared and must report such distributions as either ordinary income, short-term gains, long-term gains, or as return of capital.

    A schedule of per share distributions paid by the Company is set forth in the following table:

                                                                                Year Ended December 31,
                                                                              ----------------------------
                                                                               1997       1996        1995
                                                                              ------     ------    -------
Ordinary income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.30     $ 1.03    $  1.37
20% Long-term capital gain  . . . . . . . . . . . . . . . . . . . . . . .       0.12
25% Sec. 1250 capital gain  . . . . . . . . . . . . . . . . . . . . . . .       0.08
Return of capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.46       0.87       0.47
                                                                              ------     ------    -------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.96     $ 1.90    $  1.84
                                                                              ======     ======    =======

Percentage of distributions representing tax preference items . . . . . .     17.013%    24.769%    20.119%

    A schedule of 1997 per share distributions paid by Paragon to Paragon shareholders prior to the Paragon Acquisition is set forth in the following table:

                                                                                  1997
                                                                                -------
Ordinary income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.13
28% Mid-term capital gain . . . . . . . . . . . . . . . . . . . . . . . .          0.18
Return of capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.47
                                                                                -------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.78
                                                                                =======

    Property Operating and Maintenance Expenses. Property operating and maintenance expenses included normal repairs and maintenance totaling $14.6 million in 1997, $8.3 million in 1996 and $7.3 million in 1995. In addition, amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances, and furnishings and equipment which might otherwise be capitalized, totaled $5.5 million in 1997, $3.5 million in 1996 and $2.8 million in 1995 and were included in expense.

    Earnings Per Share. Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

    The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated, with 1996 and 1995 being restated to conform with the requirements of the Statement of Financial Accounting Standards No. 128, Earnings Per Share, described below (in thousands, except per share amounts):


                                                                       For the Year Ended December 31,
                                                                  ----------------------------------------
                                                                      1997            1996          1995
                                                                  ----------      ---------     ----------
BASIC EARNINGS PER SHARE
   Weighted Average Common Shares Outstanding . . . . . . . . . .     26,257         14,849         14,325
                                                                  ==========      =========     ==========
             Basic Earnings Per Share . . . . . . . . . . . . . . $     1.46      $    0.59     $     0.86
                                                                  ==========      =========     ==========

DILUTED EARNINGS PER SHARE
   Weighted Average Common Shares Outstanding . . . . . . . . . .     26,257         14,849         14,325
   Shares Issuable from Assumed Conversion of:
      Common Share Options and Awards Granted . . . . . . . . . .        330            130              4
      Convertible Preferred Shares  . . . . . . . . . . . . . . .
      Operating Partnership Units   . . . . . . . . . . . . . . .      1,769                            85
                                                                  ----------      ---------     ----------
   Weighted Average Common Shares Outstanding, as Adjusted  . . .     28,356         14,979         14,414
                                                                  ==========      =========     ==========
             Diluted Earnings Per Share . . . . . . . . . . . . . $     1.41      $    0.58     $     0.86
                                                                  ==========      =========     ==========
EARNINGS FOR BASIC AND DILUTED COMPUTATION:
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . $   38,438      $   8,713     $   12,330
   Preferred Share Dividends  . . . . . . . . . . . . . . . . . .                        (4)           (39)
                                                                  ----------      ---------     ----------
   Net Income to Common Shareholders (Basic Earnings Per Share
      Computation)  . . . . . . . . . . . . . . . . . . . . . . .     38,438          8,709         12,291
   Preferred Share Dividends  . . . . . . . . . . . . . . . . . .                         4             39
   Minority Interest in Operating Partnership . . . . . . . . . .      1,655
                                                                  ----------      ---------     ----------
   Net Income to Common Shareholders, as Adjusted
      (Diluted Earnings Per Share Computation)  . . . . . . . . . $   40,093      $   8,713     $   12,330
                                                                  ==========      =========     ==========


    Reclassifications. Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations. Specifically, certain components of revenues have now been reported separately.

    New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which was effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share.

    In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with this SFAS.

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

3. NOTES PAYABLE

   The following is a summary of the Company's indebtedness:

(In millions)                                                                                  December 31,
                                                                                           -------------------
                                                                                             1997        1996
                                                                                           -------     -------
Senior Unsecured Notes:
     6 5/8% Notes, due 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  99.7     $  99.6
     Reset Notes, due 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75.0
     7% Notes, due 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       74.3        74.2
     7.172% Medium Term Notes, due 2004 . . . . . . . . . . . . . . . . . . . . . . . .       25.0
     Credit facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43.0        12.0
                                                                                           -------     -------
                                                                                             317.0       185.8

Secured Notes - Mortgage loans (5 3/4% - 8 1/2%)    . . . . . . . . . . . . . . . . . .      163.8        58.4
                                                                                           -------     -------
         Total notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 480.8     $ 244.2
                                                                                           =======     =======
Floating rate debt included in notes payable, net of hedging agreement  . . . . . . . .    $  93.0     $    --
                                                                                           =======     =======


    The Company has a revolving $150 million unsecured line of credit (the "Unsecured Credit Facility") which matures July 28, 2000. One year prior to maturity, this note becomes a term loan, unless it is extended, renegotiated or repaid. The scheduled interest rate on the loan is currently based on LIBOR plus 105 basis points or Prime plus 25 basis points. This scheduled rate is subject to change as the Company's credit ratings change. Advances under the Unsecured Credit Facility may be priced at the scheduled rate, or the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rate. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Credit Facility. The Unsecured Credit Facility is subject to customary financial covenants and limitations. As of December 31, 1997, the Company had $107 million available under its Unsecured Credit Facility. The weighted average balance outstanding on the Unsecured Credit Facility during the year ended December 31, 1997 was $31.1 million with a maximum outstanding balance of $119.5 million.

    During 1996, the Company utilized proceeds from the 6-5/8% and 7% notes primarily to reduce indebtedness under its Unsecured Credit Facility. In connection with such reductions, the Company also early settled certain hedging agreements and recorded a loss of $5.4 million.

    As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the Unsecured Credit Facility.

    On May 9, 1997, the Company issued from its recently filed $500 million universal shelf registration statement an aggregate principal amount of $75 million of its unsecured reset notes maturing May 2002 (the "Reset Notes"). During the one-year period ending May 11, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 32 basis points and interest will be payable on a quarterly basis. After the one-year period, the mode and duration of the interest rate on the Reset Notes will be reset by the Company and a remarketing underwriter as either fixed or floating and for durations of six months to four years. The Reset Notes are direct, senior unsecured obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Reset Notes are redeemable after May 11, 1998 at the option of the Company at par value. The net proceeds to the Company from the sale of the Reset Notes were $74.8 million. The Company used the net proceeds to reduce indebtedness incurred under the Unsecured Credit Facility which had been used to liquidate portions of the debt assumed in the Paragon Acquisition.

    On June 20, 1997, the Company issued $25 million aggregate principal amount of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in June 2004, bear interest at the annual rate of 7.172%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under short-term unsecured notes.

    On July 21, 1997, the Company completed the public sale and issuance of 4,830,000 common shares, including 630,000 shares issued to the underwriters to satisfy over-allotments (the "July 1997 Equity Offering"), at a price of $31 per share. The shares were issued from the Company's recently filed $500 million universal shelf registration statement. Net proceeds from the July 1997 Equity Offering were used to retire certain secured indebtedness assumed in the Paragon Acquisition and to reduce amounts outstanding under the Unsecured Credit Facility which had been advanced to fund recent property developments, acquisitions and other working capital requirements. Had the July 1997 Equity Offering been completed on the effective date of the Paragon Acquisition, the interest expense on a pro forma basis would have been $21.3 million for the nine months ended December 31, 1997. Net income to common shareholders on a pro forma basis would have been $37.4 million for the nine months ended December 31, 1997. Basic and diluted earnings per share for the nine months ended December 31, 1997 would have been $1.20 per share and $1.16 per share, respectively.

    On July 21, 1997, Camden retired $66.7 million in mortgage loans using a portion of the proceeds of the July 1997 Equity Offering. Including the debt retirements made in conjunction with the July 1997 Equity Offering, the Company has retired $160.8 million of the $296 million of debt assumed in the Paragon Acquisition.

    At December 31, 1997, the Company maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

    At December 31, 1997, the weighted average interest rate on total notes payable was 7.0%.

    Scheduled principal repayments on all loans outstanding at December 31, 1997 over the next five years are $4.7 million in 1998, $15.7 million in 1999, $51.4 million in 2000, $102.3 million in 2001, $77.5 million in 2002 and $229.1 million thereafter.

4. CONVERTIBLE SUBORDINATED DEBENTURES

    In April 1994, the Company issued $86.3 million aggregate principal amount of 7.33% Convertible Subordinated Debentures due 2001 (the "Debentures"). The Debentures are convertible at any time prior to maturity into common shares of beneficial interest, $0.01 par value, of the Company at a conversion price of $24 per share, subject to adjustment under certain circumstances. The
Debentures will not be
redeemable by the Company prior to maturity, except in certain circumstances intended to maintain the Company's status as a REIT. Interest on the Debentures is payable on April 1 and October 1 of each year. The Debentures are unsecured and subordinated to present and future senior debt and will be effectively subordinated to all debt and other liabilities of the Company. As of December 31, 1997, $80.2 million in principal amount of the Debentures had been converted to 3.3 million common shares. For the converted Debentures, the earned but unpaid interest was forfeited by the Debenture holders in accordance with the Indenture and the unpaid interest payable was credited to additional paid-in-capital. In addition, $3.2 million of unamortized Debenture issue costs have been reclassified to additional paid-in-capital. Had all these converted Debentures converted as of the beginning of the period, basic earnings per share would have been $1.46, $0.62 and $0.86 per share for the years ended December 31, 1997, 1996 and 1995, respectively. Diluted earnings per share would have been $1.41, $0.62 and $0.86 per share for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred Debenture issue costs of $142,000 and $855,000 remained outstanding at December 31, 1997 and 1996, respectively, and are being amortized over the life of the Debentures.

5.  INCENTIVE AND BENEFIT PLANS

    Incentive Plan. The Company has a non-compensatory option plan (the "Plan") which was amended in the second quarter of 1997 by the Company's shareholders and trust managers. This amendment resulted in an increase in the maximum number of common shares available for issuance under the Plan to 10% of the common shares outstanding at any time. Compensation awards that can be granted under the Plan include various forms of incentive awards including incentive share options, non-qualified share options and restricted share awards ("Incentive Awards"). The class of eligible persons that can receive grants of Incentive Awards under the Plan consists of non-employee trust managers, key employees, consultants, and directors of subsidiaries as determined by a committee of the Board of Trust Managers (the "Committee") of the Company. No Incentive Award may be granted after May 27, 2003.

    Following is a summary of the activity of the Plan for the three years ended December 31, 1997:

                                      Shares
                                   Available for
                                     Issuance                  Options and Restricted Shares
                                      -------  ----------------------------------------------------------------
                                                          Weighted               Weighted             Weighted
                                                          Average                Average               Average
                                        1997     1997   1997 Price      1996    1996 Price   1995     1995 Price
                                      -------  -------  ----------    -------   ----------  -------   ----------
Balance at January 1  . . . . . . .   535,190    843,360   $  23.34    870,835   $  23.12    834,900  $  23.18

Additional Shares Available Due to
  Plan Amendment  . . . . . . . . . 1,713,234

Options
    Granted . . . . . . . . . . . .  (310,050)   310,050      26.99
    Exercised . . . . . . . . . . .              (33,042)     23.39    (71,450)     22.35
    Forfeited . . . . . . . . . . .     4,333     (4,333)     24.00    (54,650)     23.71    (47,175)    24.00
                                    ---------  ---------   --------   --------   --------   --------  --------
       Net Options  . . . . . . . .  (305,717)   272,675      27.47   (126,100)     22.94    (47,175)    24.00
                                    ---------  ---------   --------   --------   --------   --------  --------
Restricted Shares
    Granted . . . . . . . . . . . .  (193,724)   193,724      28.42    124,341      24.73     90,956     23.24
    Forfeited . . . . . . . . . . .               (5,910)     26.39    (25,716)     24.37     (7,846)    25.50
                                    ---------  ---------   --------   --------   --------   --------  --------
       Net Restricted Shares  . . .  (193,724)   187,814      28.48     98,625      24.83     83,110     23.03
                                    ---------  ---------   --------   --------   --------   --------  --------

Balance at December 31  . . . . . . 1,748,983  1,303,849   $  24.94    843,360   $  23.34    870,835  $  23.12
                                    =========  =========   ========   ========   ========   ========  ========

Exercisable options at December 31               565,600   $  22.95    533,617   $  22.86    406,008  $  22.78
Vested restricted shares at December 31          123,341   $  24.46     56,781   $  23.96     22,806  $  24.30

    Options are exercisable, subject to the terms and conditions of the Plan, in increments of 33.33% per year on each of the first three anniversaries of the date of grant. The Plan provides that the exercise price of an option (other than non-employee trust manager options) will be determined by the Committee on the day of grant and to date all options have been granted at an exercise price which equals the fair market value on the date of grant. Options exercised during 1997 were exercised at prices ranging from $22.00 to $24.00 per share. At December 31,1997, options outstanding were at prices ranging from $22.00 to $27.00 per share. Such options have a weighted average remaining contractual life of seven years.

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes a fair value-based method of determining compensation expense related to stock-based awards granted to employees or associates. The recognition provisions of SFAS No. 123 are optional; however, entities electing not to adopt SFAS No. 123 are required to disclose in annual financial statements issued for fiscal years beginning after December 15, 1995 pro forma net income and earnings per share as if SFAS No. 123 had been applied. The Company elected not to adopt the recognition provisions of SFAS No. 123, however, required disclosures are included below.

    The fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rates ranging from 6.3% to 6.9%, expected life of ten years, dividend yield of 6.3% and expected share price volatility of 14.4%. The weighted average fair value of options granted in 1997 was $2.63 per share.

    If the Company applied the recognition provisions of SFAS No. 123 to its option grants, the Company's net income to common shareholders would have decreased $57,000 in 1997 and both basic and diluted earnings per share would have remained the same.

    The recognition provisions of SFAS No. 123 did not impact the Company in 1995 and 1996 due to the fact that the Company did not grant any option awards from January 1, 1995 through December 31, 1996. Furthermore, the effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

    Restricted shares have vesting periods of up to five years. The compensation cost for restricted shares has been appropriately recognized at fair market value of the Company's shares in 1995, 1996 and 1997.

    Rabbi Trust. In February 1997 the Company established a rabbi trust
(the "Rabbi Trust"), in which salary and bonus amounts awarded to certain officers under the recently established Key Employee Share Option Plan and restricted shares awarded to certain officers may be deposited. The Company accounts for the Rabbi Trust similar to a compensatory stock option plan. At December 31, 1997, approximately 261,000 restricted shares were held in the Rabbi Trust.

    401(k) Savings Plan. The Company has a 401(k) savings plan (the "Savings Plan") which is a voluntary defined contribution plan. Under the Savings Plan, every employee is eligible to participate beginning on the earlier of January 1 or July 1 following the date the employee has completed six months of continuous service with the Company. Each participant may make contributions to the Savings Plan by means of a pre-tax salary deferral which may not be less than 1% nor more than 15% of the participant's compensation. The federal tax code limits the annual amount of salary deferrals that may be made by any participant. The Company may make matching contributions on the participant's behalf. A participant's salary deferral contribution will always be 100% vested and nonforfeitable. A participant will become vested in the Company's matching contributions 33.33% after one year of service, 66.67% after two years of service and 100% after three or more years of service. Expenses under the Savings Plan were not material.

    Employee Stock Purchase Plan. In July 1997, the Company established and commenced an Employee Stock Purchase Plan ("ESPP") for all active employees, officers, and trust managers who have completed one month of continuous service. Participants may elect to purchase Camden common shares through payroll or director fee deductions and/or through quarterly contributions. At the end of each six-month offering period, each participant's account balance is applied to acquire common shares on the open market at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. A participant may not purchase more than $25,000 in value of shares during any Plan Year, as defined. On January 6, 1998, 17,143 shares were purchased under the ESPP for the 1997 Plan Year.

6.  RELATED PARTY TRANSACTIONS

    Camden Connection, Inc. ("CCI") (formerly Apartment Connection, Inc.) is a nonqualified-REIT subsidiary. CCI was established to act as a leasing agent providing tenants for apartment owners in Houston, including properties owned by the Company. Locator fees paid by the Company to CCI were $79,000, $136,000, and $195,000 for the years ended 1997, 1996, and 1995, respectively. The Company made an unsecured working capital revolving line of credit available to CCI, which was renewable annually. The loan had a maximum commitment of $1.2 million and earned interest at a fixed rate of 7.5% per annum. During 1997, the operations of CCI were sold and the loan was paid off. The loan's outstanding balance was $1.2 million at December 31, 1996.

    Two of the executive officers ("Executives") have loans totaling $1.8 million with one of the Company's nonqualified-REIT subsidiaries. The Executives utilized amounts received from these loans to purchase common shares of the Company. The loans mature in 1999 and bear interest at the fixed rate of 7.0%. These loans are non-recourse, but are secured by a pledge of such common shares, and do not require any prepayments of principal until maturity.

    During 1995, the Company formed TeleServe, Inc. (formerly Camden Communications One, Inc.) doing business as CamTel ("CamTel"). CamTel is a nonqualified-REIT subsidiary that was established to provide fiber optic, central office switched telecommunications service to residents in the Company's properties and third parties. CamTel entered into operating agreements with third parties during the fourth quarter of 1997 to provide continuing services to CamTel's customers. The Company had made a 7.0% unsecured revolving line of credit available to CamTel, which had an outstanding balance of $0 and $585,000 at December 31, 1997 and 1996, respectively.

    In connection with the April 15, 1997 merger with Paragon, the Company through one of the Company's affiliates, Camden Residential Services, Inc., began performing residential services for owners of 15 affiliated properties. Management fees earned on the properties amounted to $279,000 for the year ended December 31, 1997. Although the management agreements were not the result of arm's length negotiations, the Company believes that they were no more favorable to the owners than the fees that would have been paid to unaffiliated third parties under similar circumstances.

    Prior to 1997, the Company had management agreements in which the Executives had 1% economic interests with respect to four properties. Fees earned amounted to $428,000 and $441,000 for the years ended 1996 and 1995, respectively. Although the management agreements were not the result of arm's length negotiations, the Company believes that they were no more favorable to the owners than the fees that would have been paid to unaffiliated third parties under similar circumstances.

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and December 31, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    As of December 31, 1997 and 1996, management estimates that the fair value of (i) cash and cash equivalents, receivables, accounts payable, accrued expenses and other liabilities and distributions payable are carried at amounts which reasonably approximate their fair value; and (ii) based upon the Company's effective borrowing rate for issuance of debt with similar terms and remaining maturities, the carrying amounts of debt and related interest rate swap agreements approximate fair value.

    The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

8. NET CHANGE IN OPERATING ACCOUNTS

    The effect of changes in the operating accounts on cash flows from operating activities is as follows:

 (In thousands)                                                                  Year Ended December 31,
                                                                           -----------------------------------
                                                                              1997         1996         1995
                                                                           ---------     --------     --------
 Decrease (increase) in assets:
   Restricted cash - escrow deposits  . . . . . . . . . . . . . . . . .    $     853     $    210     $   (68)
   Accounts receivable - affiliates . . . . . . . . . . . . . . . . . .        2,046          221          65
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,733)         929        (335)
 Increase (decrease) in liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .          434         (788)      3,143
   Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . . .          842        1,381       1,552
   Accrued expenses and other liabilities . . . . . . . . . . . . . . .      (12,695)       1,399         643
                                                                           ---------     --------     -------
   Net change in operating accounts . . . . . . . . . . . . . . . . . .    $ (10,253)    $  3,352     $ 5,000
                                                                           =========     ========     =======

9. COMMITMENTS AND CONTINGENCIES

    Construction Contracts. As of December 31, 1997, the Company was obligated for approximately $19.8 million of additional expenditures (a substantial amount of which is to be provided by debt).

    Lease Commitments. At December 31, 1997, Camden had long-term leases covering certain land, office facilities and equipment. Rental expense totaled $783,000 in 1997, $475,000 in 1996 and $476,000 in 1995. Minimum annual rental commitments for the years ending December 31, 1998 through 2002 are $414,000, $176,000, $173,000, $162,000 and $160,000, respectively, and $6 million in the aggregate thereafter.

    Employment Agreements. The Company has employment agreements with six of its senior officers, the terms of which expire at various times through August 20, 1999. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments in the event certain situations occur such as termination without cause or a change of control. The severance payments vary based on the officer's position and amount to one times the current salary base for four of the officers and 2.99 times the average annual compensation over the previous three fiscal years for the two remaining officers.

    Contingencies. Camden is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the consolidated financial statements of Camden.

10. SUBSEQUENT EVENTS

    In the ordinary course of its business, the Company issues letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contracts will provide the purchaser with periods varying from 25 to 180 days during which it will evaluate the properties and conduct its due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that the Company will acquire or sell any property as to which the Company may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a sales contract.

    The Company is currently in the due diligence period for the purchase of land for development and the acquisition of properties. No assurance can be made that the Company will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

    The Company seeks to selectively dispose of assets that are not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:

(In thousands, except per share amounts)

                                                         First       Second     Third    Fourth       Total
                                                       --------      -------   --------  --------  -----------
1997:
   Revenues . . . . . . . . . . . . . . . . . . . . .  $ 29,472      $54,072   $ 56,939  $ 59,306  $   199,789
   Net income to common shareholders  . . . . . . . .     4,064        6,429      8,260    19,685*      38,438
   Basic earnings per share . . . . . . . . . . . . .      0.25         0.24       0.27      0.62*        1.46
   Diluted earnings per share . . . . . . . . . . . .      0.24         0.24       0.27      0.59*        1.41

1996:
  Revenues  . . . . . . . . . . . . . . . . . . . . .  $ 26,590      $27,231   $ 28,768  $ 29,017  $   111,606
  Net income (loss) to common shareholders  . . . . .    (1,750)**     3,498      2,801     4,160        8,709
  Basic earnings per share  . . . . . . . . . . . . .     (0.12)**      0.24       0.19      0.26         0.59
  Diluted earnings per share. . . . . . . . . . . . .     (0.12)**      0.24       0.19      0.26         0.58

* Includes a $10,170 or $0.32 basic earnings and $0.29 diluted earnings per share impact related to gain on sales of properties.
** Includes a $(5,351) or $(0.37) basic and diluted earnings per share impact from losses related to early retirement of debt.

                                                                   SCHEDULE III


                             CAMDEN PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
(In thousands)

                                                                                COST
                                                                             CAPITALIZED
                                                                             SUBSEQUENT
                                                                                 TO
                                                                             ACQUISITION
                                                       INITIAL COST TO           OR                GROSS AMOUNT AT WHICH
            DESCRIPTION             ENCUMBRANCES    CAMDEN PROPERTY TRUST    DEVELOPMENT       CARRIED AT DECEMBER 31, 1997 (a)
     -----------------------------  ------------ --------------------------  ----------- ---------------------------------------
                                                               BUILDING AND
     PROPERTY  NAME       LOCATION                  LAND       IMPROVEMENTS                 LAND        BUILDING        TOTAL
     --------------       --------               ---------    -------------              ---------    -----------    -----------
Apartments                   TX     $  34,100    $  98,814    $   540,738    $ 33,366    $  98,814    $   574,104    $   672,918
Apartments                   AZ                     11,300         84,833       2,054       11,300         86,887         98,187
Apartments                   FL        33,793       28,907        206,877       1,574       28,907        208,451        237,358
Apartments                   KY        22,500        6,034         48,597         257        6,034         48,854         54,885
Apartments                   MO        49,960       24,017        146,624       3,295       24,017        149,919        173,939
Apartments                   NC        23,460       13,837         85,387       1,733       13,837         87,120        100,957
Projects under Development   TX                     29,139          4,275                   29,139          4,275         33,414
Projects under Development   AZ                      3,378            955                    3,378            955          4,333
Projects under Development   FL                      2,067            583                    2,067            583          2,650
Projects under Development   KY                                       325                                     325            325
Projects under Development   CO                      2,047          1,036                    2,047          1,036          3,083
                                    ---------    ---------    -----------    --------    ---------    -----------    -----------
   Total                            $ 163,813    $ 219,540    $ 1,120,230    $ 42,279    $ 219,540    $ 1,162,509    $ 1,382,049
                                    =========    =========    ===========    ========    =========    ===========    ===========

                                                     DATE        DEPRECIABLE
                                    ACCUMULATED   CONSTRUCTED        LIFE
            DESCRIPTION             DEPRECIATION  OR ACQUIRED       (YEARS)
     -----------------------------  ------------  -----------    -----------

     PROPERTY  NAME       LOCATION
     --------------       --------
Apartments                   TX     $ 70,932     1993-1997       3-35
Apartments                   AZ        7,813     1994-1997       3-35
Apartments                   FL        4,568        1997         3-35
Apartments                   KY        1,357        1997         3-35
Apartments                   MO        5,831        1997         3-35
Apartments                   NC        4,164        1997         3-35
Projects under Development   TX                  1995-1997
Projects under Development   AZ                     1997
Projects under Development   FL                     1996
Projects under Development   KY                     1997
Projects under Development   CO                     1994
                                    --------
   Total                            $ 94,665
                                    ========

(a) The aggregate cost for federal income tax purposes at December 31,1997 was $1,368 million.

The changes in total real estate assets for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                 1997         1996         1995
                                            ------------   ----------   ----------
Balance, beginning of the period            $    646,545   $  607,598   $  510,324
Additions during period:
   Acquisition - Paragon                         618,292
   Acquisitions - Other                           45,830        6,294
   Development                                    91,203       56,132       91,237
   Improvements                                   13,308        9,578        8,409
Deductions during period:
   Cost of real estate sold                      (33,129)     (33,057)      (2,372)
                                            ------------   ----------   ----------
Balance, end of period                      $  1,382,049   $  646,545   $  607,598
                                            ============   ==========   ==========

The changes in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                               1997       1996       1995
                                            ---------  ---------  ---------
Balance, beginning of the period            $  56,369  $  36,800  $  17,731
   Depreciation                                43,769     22,946     19,299
   Real estate sold                            (5,473)    (3,377)      (230)
                                            ---------  ---------  ---------
Balance, end of period                      $  94,665  $  56,369  $  36,800
                                            =========  =========  =========

                               INDEX TO EXHIBITS

       NUMBER                         TITLE
       ------                         -----
          2.1  Agreement and Plan of Merger, dated as of December 16, 1996, among the Registrant, Camden Subsidiary, Inc. and Paragon Group,
               Inc. Incorporated by reference from Exhibit 99.2 to the
               Registrant's Form 8-K filed December 18, 1996 (File No.
               1-12110).

          2.2  Agreement and Plan of Merger, dated December 16, 1997, among the
               Registrant, Camden Subsidiary II, Inc. and Oasis Residential,
               Inc. Incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K filed December 17, 1997 (File No.
               1-12110).

          3.1  Amended and Restated Declaration of Trust of the Registrant.
               Incorporated by reference from Exhibit 3.1 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1993
               (File No. 1- 12110).

          3.2 Amendment to the Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q filed August 14, 1997 (File No.
               1-12110).

          3.3* Second Amended and Restated Bylaws of the Registrant.

          4.1  Specimen certificate for Common Shares of beneficial interest.
               Incorporated by reference from Exhibit 4.1 to the Registrant's
               Registration Statement on Form S-11 filed September 15, 1993
               (File No. 33- 68736).

          4.2 Indenture dated as of April 1, 1994 by and between the Registrant and The First National Bank of Boston, as Trustee.
               Incorporated by reference from Exhibit 4.3 to the Registrant's
               Statement on Form S- 11 filed April 12, 1994 (File No.
               33-76244).

          4.3  Form of Convertible Subordinated Debenture Due 2001.
               Incorporated by reference from Exhibit 4.3 to the Registrant's
               Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

          4.4 Indenture dated as of February 15, 1996 between the Company and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K filed
               February 15, 1996 (File No. 1-12110).

          4.5 First Supplemental Indenture dated as of February 15, 1996 between the Company and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant's Form 8-K filed February 15, 1996 (File No.
               1-12110).

          4.6 Form of Camden Property Trust 6 5/8% Note due 2001. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed
               February 15, 1996 (File No. 1-12110).

          4.7 Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed
               December 2, 1996 (File No. 1-12110).

          4.8  Form of Camden Property Trust Remarketed Reset Note due May 9,
               2002. Incorporated by reference from Exhibit 4.3 to the Registrant's Form 8-K filed May 21, 1997 (File No. 1-12110).

         10.1 Form of Indemnification Agreement by and between the Registrant and certain of its trust managers and executive officers.
               Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 filed
               July 9, 1993 (File No. 33-63588).

         10.2  Letter Agreement dated July 18, 1993 among Richard J. Campo, G.
               Steven Dawson, the Registrant and Apartment Connection, Inc.
               Incorporated by reference from Exhibit 10.25 to the Registrant's
               Registration Statement on Form S-11 filed September 15, 1993
               (File No. 33-68736).

         10.3  Amendment and Restatement of the 1993 Share Option Plan of
               Camden Property Trust. Incorporated by reference from Exhibit
               10.7 to the Registrant's Form 10-K filed March 28, 1996 (File
               No. 1-12110).



         10.4  Employment Agreement dated July 22, 1996 by and between the
               Registrant and Richard J. Campo. Incorporated by reference from
               Exhibit 10.1 to the Registrant's Form 8-K filed October 11, 1996
               (File No. 1-12110).

         10.5  Employment Agreement dated July 22, 1996 by and between the
               Registrant and D. Keith Oden. Incorporated by reference from
               Exhibit 10.2 to the Registrant's Form 8-K filed October 11, 1996
               (File No. 1-12110).

         10.6  Stock Purchase Agreement, dated December 16, 1996, between
               Apartment Connection, Inc. and Texas Paragon Management Partners
               L.P. Incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed February
               26, 1997 (File No. 333-22411).

         10.7 Form of Employment Agreement by and between the Registrant and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to the Registrant's Form 10-K filed March 28,
               1997 (File No. 1-12110).

         10.8  Camden Property Trust Key Employee Share Option Plan.
               Incorporated by reference from Exhibit 10.14 to the Registrant's
               Form 10-K filed March 28, 1997 (File No. 1-12110).

         10.9 Distribution Agreement dated March 20, 1997 among the Registrant and the Agents listed therein relating to the issuance of Medium
               Term Notes. Incorporated by reference from Exhibit 1.1 to the Registrant's Form 8-K filed March 21, 1997 (File No. 1-12110).

         10.10 Registration Rights Agreement dated April 15, 1997 among the
               Company, the Operating Partnership and certain investors set forth therein. Incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 filed with the Commission on April 22, 1997 (File No. 333-25637).

         10.11 Underwriting Agreement dated May 6, 1997 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
               Incorporated by reference from Exhibit 1.1 to the Registrant's
               Form 8-K filed May 21, 1997 (File No. 1-12110).

         10.12  Remarketing Agreement dated May 6, 1997 between the Company and
                Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference from Exhibit 1.2 to the Registrant's Form 8-K filed
                May 21, 1997 (File No. 1-12110).

         10.13  Camden Development, Inc. 1997 Non-Qualified Employee Stock
                Purchase Plan. Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q filed August 14, 1997 (File No.
                1-12110).

         10.14  Company Voting Agreement, dated December 16, 1997, among the
                Registrant and certain stockholders of Oasis Residential, Inc.
                Incorporated by reference from Exhibit 99.1 to the Registrant's
                Form 8-K filed December 17, 1997 (File No. 1-12110).

         10.15  Camden Voting Agreement, dated December 16, 1997, among Oasis
                Residential, Inc. and certain shareholders of the Registrant.
                Incorporated by reference from Exhibit 99.2 to the Registrant's
                Form 8-K filed December 17, 1997 (File No. 1-12110).

         10.16* Form of Master Exchange Agreement by and between the Registrant and certain key employees.

         10.17* Restatement and Amendment of Loan Agreement dated November 25,
                1997 between Registrant and NationsBank of Texas, N.A.

          11.1* Statement re Computation of Per Share Earnings.

          21.1* Subsidiaries of the Registrant.

          23.1* Consent of Deloitte & Touche LLP.

          24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G.
                Steven Dawson, William R. Cooper, George A. Hrdlicka, Lewis A.
                Levey, F. Gardner Parker and Steven A. Webster.

          27.1* Financial Data Schedule (filed only electronically with the
                SEC).

------------------------------
*Filed herewith.