Form 10-Q
period 1998-03-31
CAMDEN PROPERTY TRUST
filed 1998-05-14
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number: 1-12110

                              CAMDEN PROPERTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

         TEXAS                                            76-6088377
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

As of May 11, 1998, there were 44,386,118 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CAMDEN PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                     ASSETS
                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1998             1997
                                                                               ------------     -----------
                                                                               (Unaudited)
Real estate assets, at cost:
    Land                                                                        $   182,868      $   182,909
    Buildings and improvements                                                    1,161,323        1,155,335
                                                                                -----------      -----------
                                                                                  1,344,191        1,338,244
    Less: accumulated depreciation                                                 (108,865)         (94,665)
                                                                                -----------      -----------
              Net operating real estate assets                                    1,235,326        1,243,579
    Projects under development, including land                                       89,784           43,805
     Investment in joint ventures                                                    15,012           15,089
                                                                                -----------      -----------
                                                                                  1,340,122        1,302,473
Accounts receivable - affiliates                                                      1,043              950
Notes receivable - affiliates                                                         1,800            1,796
Deferred financing and other assets, net                                              6,952            7,885
Cash and cash equivalents                                                             4,208            6,468
Restricted cash - escrow deposits                                                     2,557            4,048
                                                                                -----------      -----------
          Total assets                                                          $ 1,356,682      $ 1,323,620
                                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable:
       Unsecured                                                                $   381,978      $   316,941
       Secured                                                                      153,878          163,813
    Accounts payable                                                                  5,463           12,163
    Accrued real estate taxes                                                         7,213           16,568
    Accrued expenses and other liabilities                                           17,679           17,416
    Distributions payable                                                            17,409           16,805
                                                                                -----------      -----------
       Total liabilities                                                            583,620          543,706

Minority Interest in Operating Partnership                                           57,311           63,325

7.33% Convertible Subordinated Debentures                                             5,793            6,025

Shareholders' Equity:
    Preferred shares of beneficial interest
    Common shares of beneficial interest                                                319              317
    Additional paid-in capital                                                      791,412          780,738
    Distributions in excess of net income                                           (70,696)         (63,526)
    Unearned restricted share awards                                                (11,077)          (6,965)
                                                                                -----------      -----------
       Total shareholders' equity                                                   709,958          710,564
                                                                                -----------      -----------
          Total liabilities and shareholders' equity                            $ 1,356,682      $1 ,323,620
                                                                                ===========      ===========



                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                                 THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
REVENUES
    Rental income                                            $ 54,835      $ 27,954
    Other property income                                       3,216         1,294
                                                             --------      --------
       Total property income                                   58,051        29,248
    Equity in income of joint ventures                            292
    Fee and asset management                                      112           144
     Other income                                                 137            80
                                                             --------      --------
       Total revenues                                          58,592        29,472
                                                             --------      --------

EXPENSES
    Property operating and maintenance                         19,129         9,992
    Real estate taxes                                           6,289         3,692
    General and administrative                                  1,640           824
    Interest                                                    7,754         4,186
    Depreciation and amortization                              14,488         6,428
                                                             --------      --------
       Total expenses                                          49,300        25,122
                                                             --------      --------

INCOME BEFORE LOSSES RELATED TO EARLY RETIREMENT OF DEBT
    AND MINORITY INTEREST                                       9,292         4,350
LOSSES RELATED TO EARLY RETIREMENT OF DEBT                                     (286)
                                                             --------      --------
INCOME BEFORE MINORITY INTEREST                                 9,292         4,064
MINORITY INTEREST IN OPERATING PARTNERSHIP                       (331)
                                                             --------      --------

NET INCOME TO COMMON SHAREHOLDERS                            $  8,961      $  4,064
                                                             ========      ========

BASIC EARNINGS PER SHARE                                     $   0.28      $   0.25
DILUTED EARNINGS PER SHARE                                   $   0.27      $   0.24

DISTRIBUTIONS DECLARED PER COMMON SHARE                      $  0.505      $  0.490

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                               31,572        16,464
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
DILUTIVE EQUIVALENT SHARES OUTSTANDING                         34,267        16,706



                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                          ----------------------
                                                                            1998          1997
                                                                          ---------     --------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                            $  8,961      $  4,064
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       14,488         6,428
        Equity in income of joint ventures, net of cash received                77
        Losses related to early retirement of debt                                           286
        Minority interest in Operating Partnership                             331
        Accretion of discount on unsecured notes payable                        37            34
        Net change in operating accounts                                   (14,149)       (7,249)
                                                                          --------      --------
        Net cash provided by operating activities                            9,745         3,563

CASH FLOW FROM INVESTING ACTIVITIES
    Increase in real estate assets                                         (50,344)      (13,915)
    Increase in affiliate notes receivable                                      (4)         (112)
    Other                                                                     (200)          (80)
                                                                          --------      --------
        Net cash used in investing activities                              (50,548)      (14,107)

CASH FLOW FROM FINANCING ACTIVITIES
    Net increase in credit facility and short-term notes                    65,000        41,000
    Losses related to early retirement of debt                                              (286)
    Repayment of notes payable                                              (9,935)      (20,436)
    Distributions to common shareholders and minority interests            (16,805)       (7,765)
    Payment of loan costs                                                      (36)          (27)
    Other                                                                      319          (268)
                                                                          --------      --------
        Net cash provided by financing activities                           38,543        12,218
                                                                          --------      --------
        Net (decrease) increase in cash and cash equivalents                (2,260)        1,674
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               6,468         2,366
                                                                          --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,208      $  4,040
                                                                          ========      ========

SUPPLEMENTAL INFORMATION
    Cash paid for interest, net of interest capitalized                   $  8,198      $  4,234
    Interest capitalized                                                  $  1,041      $    646

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
    Fair value adjustment from the acquisition of Paragon:
        Fair value of assets acquired                                     $  1,003
        Liabilities assumed                                               $  1,003
    Conversion of 7.33% subordinated debentures to common shares, net     $    234      $  5,604
    Value of shares issued under benefit plans, net                       $  4,917      $  2,967



                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States, and as a result of the merger with Oasis Residential, Inc. ("Oasis") described below, the Western region of the United States. At March 31, 1998, the Company owned interests in, operated or was developing 109 multifamily properties containing 38,460 apartment units located in Texas, Florida, Missouri, North Carolina, Arizona and Kentucky. Nine of the Company's multifamily properties containing 3,791 apartment units were under development at March 31, 1998. Two of the Company's newly developed multifamily properties containing 732 apartment units were in various stages of lease-up at March 31, 1998 in Dallas. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 3,385 apartment units in ten properties for third-parties and non-consolidated affiliates at March 31, 1998.

Acquisition of Paragon Group, Inc.

        On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment units (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued
9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

Acquisition of Oasis Residential, Inc.

        On April 8, 1998, Oasis merged with and into a wholly-owned subsidiary of the Company (the "Oasis Merger"), pursuant to an Agreement and Plan of Merger dated as of December 16, 1997 (the "Merger Agreement"), as amended. As provided in the Merger Agreement, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 shares of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A cumulative convertible shares with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 and 4,165,000 shares in exchange for the outstanding common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt was assumed in the merger. The merger was structured as a tax-free transaction and has been treated as a purchase for accounting purposes. The allocation of the purchase price is not expected to result in the recording of goodwill.

        Oasis, a Nevada corporation, was a fully integrated REIT headquartered in Las Vegas, Nevada whose business was the operation and development of multifamily residential communities in Las Vegas, Denver and Southern California. As of April 8, 1998, Oasis owned interests in 52 completed multifamily properties, with one additional multifamily property under construction. Upon completion of the merger, Camden owned interests in 54,314 apartment units (including 4,131 units under development). During the second quarter of 1998, the Company will transfer 5,119 of the Las Vegas apartment units into a private limited liability corporation in which Camden will retain a 20% minority interest (the "Third Party Transaction"). Camden will continue to provide property management services for these assets.

Additional Development Projects

        Subsequent to the April 8, 1998 merger with Oasis, the Company announced three additional future development projects, which will be located in Florida, Arizona and California and will contain 1,197 units.

Common Share Dividend Declaration

        In March 1998, the Company announced that its Board of Trust Managers had declared a dividend in the amount of $0.505 per share for the first quarter of 1998 to be paid on April 17, 1998 to all holders of record of Camden's common shares as of March 31, 1998. The Company paid an equivalent amount per unit to holders of the OP Units. This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $2.02 per share or unit.

Preferred Share Dividend Declaration

        In April 1998, the Company announced that its Board of Trust Managers had declared a quarterly dividend on its Series A Cumulative Preferred Shares, which were recently issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable May 15, 1998 to all preferred shareholders of record as of April 30, 1998.

New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components, and was effective for fiscal years beginning after December 15, 1997. Although this SFAS was not applicable to the Company during the first quarter of 1998, the Company will comply with the reporting requirements if and when necessary.

        In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, 88 and 106, which revises employers' disclosures about pension and other post retirement benefit plans, and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not impact the Company since the Company's 401(k) Savings Plan is not affected by this SFAS.

        In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") reached a consensus on Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP will not have a material effect on the Company.

        In April 1998, the AcSEC of the AICPA reached a consensus on SOP No. 98-5, Reporting on the Costs of Start-Up Activities, which provides that costs of start-up activities and organization costs be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP will not have a material effect on the Company.

        On March 19, 1998, the Emerging Issues Task Force of the FASB reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. The Company has historically capitalized such costs and, accordingly, management is currently evaluating the impact this decision, which was effective for transactions on or after March 20, 1998, will have on the Company.

Earnings Per Share

        The following table presents information necessary to calculate basic and diluted earnings per share for the quarter ended March 31, 1998 and 1997, with 1997 being restated to conform with the requirements of SFAS No. 128, Earnings Per Share (in thousands, except per share amounts):



                                                                                   THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 -------------------
                                                                                  1998        1997
                                                                                 -------     -------
BASIC EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                                    31,572      16,464
                                                                                 =======     =======
          Basic Earnings Per Share                                               $  0.28     $  0.25
                                                                                 =======     =======

DILUTED EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                                    31,572      16,464
    Shares Issuable from Assumed Conversion of:
          Common Share Options and Awards Granted                                    396         242
          Operating Partnership Units                                              2,299
                                                                                 -------     -------
    Weighted Average Common Shares Outstanding, as Adjusted                       34,267      16,706
                                                                                 =======     =======
          Diluted Earnings Per Share                                             $  0.27     $  0.24
                                                                                 =======     =======

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
    Net Income to Common Shareholders (Basic Earnings Per Share Computation)     $ 8,961     $ 4,064
    Minority Interest in Operating Partnership                                       331
                                                                                 -------     -------
    Net Income to Common Shareholders, as Adjusted
          (Diluted Earnings Per Share Computation)                               $ 9,292     $ 4,064
                                                                                 =======     =======

Reclassifications

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.  NOTES PAYABLE

The following is a summary of the Company's indebtedness:

(In millions)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ---------   ------------
Senior Unsecured Notes:
     6 5/8% Notes, due 2001                             $   99.7     $   99.7
     Reset Notes, due 2002                                  75.0         75.0
     7% Notes, due 2006                                     74.3         74.3
     7.172% Medium Term Notes, due 2004                     25.0         25.0
     Credit facility                                       108.0         43.0
                                                        --------     --------
                                                           382.0        317.0

Secured Notes - Mortgage loans (5 3/4% - 8 1/2%)           153.9        163.8

                                                        --------     --------
             Total notes payable                        $  535.9     $  480.8
                                                        ========     ========

Floating rate debt included in notes payable, net of
    hedging agreement                                   $  158.0   $   93.0

        In January 1998, the Company paid off a $9.7 million conventional mortgage loan utilizing funds from the Unsecured Credit Facility.

        At March 31, 1998, the Company maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

        At March 31, 1998, the weighted average interest rate on total notes payable was 6.8%.

        The Company has entered into ten-year treasury locks for $190 million of notional principal. The treasury locks have an average rate of 5.57%, are scheduled to settle in May and June of 1998, and provide a hedge against the Company's interest rate exposure on debt that will be put in place in June 1998 related to the Third Party Transaction, which was defined in Note 1.

        On May 1, 1998, the Company and a remarketing underwriter reset the mode, spread and duration on the $75 million unsecured reset notes maturing May 2002 (the "Reset Notes"). During the six months beginning May 12, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 40 basis points. After the six-month period, the mode, spread and duration of the interest rate on the Reset Notes will again be reset by the Company and a remarketing underwriter as either fixed or floating and for a duration of six months to three and a half years.

3.  NET CHANGE IN OPERATING ACCOUNTS

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                 THREE MONTHS ENDED
                                                        MARCH 31,
                                                ---------------------
                                                  1998         1997
                                                --------     --------
Decrease (increase) in assets:
   Accounts receivable - affiliates             $    172      $     93
   Deferred financing and other assets, net          867          (156)
   Restricted cash - escrow deposits               1,491         1,678


Increase (decrease) in liabilities:
   Accounts payable                               (6,645)         (215)
   Accrued real estate taxes                      (9,355)       (8,918)
   Accrued expenses and other liabilities           (679)          269
                                                --------      --------
        Net change in operating accounts        $(14,149)     $ (7,249)
                                                ========      ========

4.  PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $3.5 million for the first three months of 1998 and $1.7 million for the same period in 1997. In addition, property operating and maintenance expenses included amounts incurred subsequent to the initial renovation and rehabilitation periods for recurring expenditures such as carpets, appliances and other furnishings and equipment, which might otherwise be capitalized, totaling $1.7 million for the first three months of 1998 and $723,000 for the same period in 1997.

5.  RESTRICTED SHARE AND OPTION AWARDS

        During the first three months of 1998, the Company granted 171,081 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares have vesting periods of up to five years. Additionally, 473,500 options to purchase Camden common shares were granted at an exercise price equal to the market price on the date of grant and are exercisable in equal increments on or following each of the first three anniversaries of the date of grant. During the three month period ended March 31, 1998, previously granted options for 100,000 shares became exercisable and 73,051 restricted shares vested. Subsequent to March 31, 1998 and in conjunction with the Oasis Merger, the Company granted 950,040 options and 28,975 restricted shares, with the same terms as those noted above, to Camden employees. The Company also converted all unexercised Oasis stock options held by former employees of Oasis into 894,111 options to purchase Camden common shares based on the 0.759 exchange ratio described in Note 1. All of the Oasis options became fully vested upon conversion.

6.  CONVERTIBLE SUBORDINATED DEBENTURES

        During the first three months of 1998, debentures in the principal amount of $232,000 were converted into 9,665 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture and the unpaid interest payable was credited to additional paid in-capital. In addition, $5,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, basic earnings per share and diluted earnings per share would have remained at $0.28 and $0.27 per share, respectively, for the three months ended March 31, 1998.

        Subsequent to March 31, 1998, an additional $2 million in principal amount of debentures was converted into approximately 85,000 common shares with the related $42,000 of unamortized debenture costs being reclassified to additional paid-in capital. The debenture interest earned from April 1, 1998 through the date the debentures converted was forfeited by the debenture holders in accordance with the indenture and the unpaid interest payable was credited to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, including these debentures converted subsequent to March 31, 1998, basic earnings per share and diluted earnings per share would have remained at $0.28 and $0.27 per share, respectively, for the three months ended March 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

        The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1997 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

        Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States, and as a result of the merger with Oasis Residential, Inc. ("Oasis") described below, the Western region of the United States. At March 31, 1998, the Company owned interests in, operated or was developing 109 multifamily properties containing 38,460 apartment units located in Texas, Florida, Missouri, North Carolina, Arizona and Kentucky. Nine of the Company's multifamily properties containing 3,791 apartment units were under development at March 31, 1998 (the "Development Properties"). Two of the Company's newly developed multifamily properties containing 732 apartment units were in various stages of lease-up at March 31, 1998 in Dallas (the "Lease-Up Properties"). The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 3,385 apartment units in ten properties for third-parties and non-consolidated affiliates at March 31, 1998.

Acquisition of Paragon Group, Inc.

        On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment units (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued
9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

Acquisition of Oasis Residential, Inc.

        On April 8, 1998, the Company acquired through a tax-free merger Oasis a publicly traded Las Vegas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 100 to 152 completed multifamily properties, and from 38,460 to 50,183 apartment units at the date of acquisition. Upon completion of ten properties under development, the Company's portfolio will increase to 54,314 apartment units in 162 properties. As provided in the Plan of Merger dated December 16, 1997, as amended, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 share of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A cumulative convertible shares with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 and 4,165,000 shares in exchange for the outstanding common stock and outstanding Oasis

Preferred Stock, respectively. Approximately $484 million of Oasis debt was assumed in the merger. During the second quarter of 1998, the Company will transfer 5,119 of the Las Vegas apartment units into a private limited liability corporation in which Camden will retain a 20% minority interest (the "Third Party Transaction"). Camden will continue to provide property management services for these assets.

Property Portfolio

       The Company's multifamily property portfolio, excluding land held for development, at March 31, 1998 and December 31, 1997 is summarized as follows:

                                       MARCH 31, 1998**            DECEMBER 31, 1997**
                               ------------------------------   ----------------------------
                                Number    Number of             Number     Number of
                               of Units   Properties     %*     of Units   Properties     %*
                               --------   ----------   ------   --------   ----------   -----
Texas
  Houston                        8,558         21         22%     7,710         19         21%
  Dallas                         9,981         27         26      9,381         26         25
  Austin                         1,745          6          5      1,745          6          5
  Other                          1,585          5          4      1,585          5          4
                                ------     ------     ------     ------     ------      -----
     Total Texas Properties     21,869         59         57     20,421         56         55
                                ------     ------     ------     ------     ------      -----

Arizona                          2,134          6          6      2,134          6          6
Florida                          6,661         18         17      6,661         18         18
Kentucky                         1,574          6          4      1,574          6          4
Missouri                         3,487         10          9      3,487         10         10
North Carolina                   2,735         10          7      2,735         10          7
                                ------     ------     ------     ------     ------      -----
     Total Properties           38,460        109        100%    37,012        106        100%
                                ======     ======     ======     ======     ======      =====

 *   Based on number of units.
** Includes three operating properties containing 1,264 units owned in joint ventures.


Property Update

         During the first quarter of 1998, The Park at Vanderbilt, Phase II, which was completed in the third quarter of 1997 reached stabilization. Leasing continued during the first quarter on the following two properties.

         The table sets forth information regarding these two Lease-Up
Properties:

                                                   Number      % Leased       Date of       Estimated Date
Property and Location                             of Units     at 5/6/98     Completion     of Stabilization
----------------------------------------------    --------     ---------     ----------     ----------------
The Park at Centreport
   Dallas, TX                                          268         93%          4Q97              2Q98
The Park at Buckingham
   Dallas, TX                                          464         85           4Q97              3Q98
                                                    ------
               Total                                   732
                                                    ======

The following table sets forth information regarding the Development Properties at March 31, 1998 and additional development projects announced subsequent to the end of the quarter:

                                                                             Estimated
                                                  Project       Number          Cost         Estimated Date      Estimated Date
Property and Location                              Type        of Units     ($ millions)      of Completion      of Stabilization
----------------------------------------------    --------     ---------    ------------     --------------      -----------------
Development Properties at March 31, 1998:
----------------------------------------
The Park at Towne Center
   Glendale, AZ                                    Garden          240         $ 13.4              4Q98                  2Q99
Renaissance Pointe II
   Orlando, FL                                     Garden          306           17.3              4Q98                  3Q99
The Park at Goose Creek
   Baytown, TX                                    Affordable       272           11.8              1Q99                  4Q99
The Park at Midtown
   Houston, TX                                      Urban          337           21.5              2Q99                  4Q99
The Park at Oxmoor
   Louisville, KY                                  Garden          432           22.1              2Q99                  4Q99
The Park at Steeplechase
   Houston, TX                                    Affordable       300           13.5              3Q99                  4Q99
The Park at Holly Springs
   Houston, TX                                     Garden          548           37.1              3Q99                  2Q00
The Park at Greenway
   Houston, TX                                      Urban          756           55.7              1Q00                  4Q00
The Park at Farmers Market, Phase I
   Dallas, TX                                       Urban          600           45.9              2Q00                  1Q01
                                                                 -----         ------
                                                                 3,791          238.3
                                                                 -----         ------
Additional Development Projects
-------------------------------
The Park at Interlocken
   Denver, CO                                      Garden          340           34.9              1Q99                  3Q99
The Park at Lee Vista
   Orlando, FL                                     Garden          492           32.8              3Q99                  1Q00
The Park at Arizona Center
   Phoenix, AZ                                      Urban          325           22.0              4Q99                  2Q00
The Park at Mission Viejo
   Mission Viejo, CA                               Garden          380           42.0              1Q00                  3Q00
                                                                 -----         ------
       Total Development Projects                                5,328         $370.0
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

Comparison of the Quarter Ended March 31, 1998 and March 31, 1997

         The changes in operating results from period to period are primarily due to the Paragon Acquisition, development of five properties aggregating 1,778 units, the acquisition of two properties containing 801 units, the disposition of five properties containing 1,592 units and an increase in net operating income generated by the stabilized portfolio. The weighted average number of units for the first quarter of 1998 increased by 15,184 units, or 85.2%, from 17,825 to 33,009. Total operating properties were 97 and 50 at March 31, 1998 and 1997, respectively. The 33,009 weighted average units and the 97 operating properties exclude the impact of the Company's ownership interest in 1,264 units on three properties owned in joint ventures.

         The average rental income per unit per month increased $31 or 5.9%, from $523 to $554 for the first quarter of 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the two acquired properties and completion of new development properties partially offset by lower than average rental rates on the Paragon Acquisition properties. Overall average occupancy changed slightly from 93.2% for the quarter ended March 31, 1997 to 93.3% for the quarter ended March 31, 1998.

         Other property income increased $1.9 million from $1.3 million to $3.2 million for the quarters ended March 31, 1997 and 1998, respectively. The increase in other property income was due to a larger number of units owned and in operation and a $862,000 increase from new revenue sources such as telephone, cable and water.

         Property operating and maintenance expenses and real estate taxes increased $11.7 million from $13.7 million to $25.4 million, which represents an annual increase of $9 per unit. The Company's operating expense ratios decreased over the prior year quarter primarily as a result of operating efficiencies resulting from a larger portfolio together with savings in utilities and other costs. Real estate taxes increased as a result of the Paragon Acquisition, increases in the valuations of renovated and developed properties and increases in property tax rates. Real estate taxes per unit have decreased due to lower property taxes in the Camden portfolio outside of Texas.

         General and administrative expenses increased $816,000 from $824,000 to $1.6 million, and remained constant as a percent of revenues at 2.8%.

         Interest expense increased from $4.2 million to $7.8 million due to increased indebtedness related to the Paragon Acquisition, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt and the equity offering that occurred in July 1997. Interest capitalized was $1 million and $646,000 for the quarters ended March 31, 1998 and 1997, respectively.

         Depreciation and amortization increased from $6.4 million to $14.5 million. This increase was due primarily to the Paragon Acquisition, developments and renovations.

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

         Camden has maintained on a quarterly basis a financial structure with no more than 40% total debt to total market capitalization since its initial public offering in July 1993. At March 31, 1998, the Company's ratio of total debt to total market capitalization was approximately 34.4% (based on the closing price of $29.625 per common share of the Company on the New York Stock Exchange composite tape on March 31, 1998). This ratio represents total consolidated debt of the Company as a percentage of the market value of the Company's common shares (including common shares issuable upon the conversion of convertible securities and OP Units and common share equivalents based on the treasury stock method) plus total consolidated debt (excluding convertible securities). The interest coverage ratio was 4.1 and 3.6 times earnings before interest, depreciation, and amortization for the three months ended March 31, 1998 and 1997, respectively.

Liquidity

         The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facility and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facility and other short-term borrowings. As of March 31, 1998, the Company had $42 million available under the Unsecured Credit Facility. The Company filed a universal shelf registration statement in April 1997 providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, in March 1997 the Company implemented a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of OP Units.

         On March 13, 1998, the Company declared its first quarter dividend in the amount of $0.505 per share. On April 17, 1998, the distributions were paid to all holders of record of Camden's common shares as of March 31, 1998, and paid an equivalent amount per unit to holders of OP Units. This distribution to common shareholders and holders of OP Units equates to an annualized dividend rate of $2.02 per share or unit.

         On April 21, 1998, the Company declared a quarterly dividend on its Series A Cumulative Preferred Shares, which were recently issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable May 15, 1998 to all preferred shareholders of record as of April 30, 1998.

Financial Flexibility

         The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the three months ended March 31, 1998, the Company incurred $47 million in development costs and $1.3 million in acquisition costs. The Company has announced plans to develop 13 additional properties at an aggregate cost of approximately $370 million. The Company funds its developments and acquisitions through a combination of equity capital, OP Units, debt securities, the Unsecured Credit Facility and other short-term borrowing arrangements. The Company also seeks to selectively dispose of assets that are either not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. Such sales also generate capital for reinvestment in other acquisitions and new developments.

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

         As an alternative to its Unsecured Credit Facility, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Credit Facility bank group. Such borrowings vary in pricing and are typically priced at interest rates below those available under the Unsecured Credit Facility.

         In January 1998, the Company paid off a $9.7 million conventional mortgage loan utilizing funds from the Unsecured Credit Facility.

         At March 31, 1998, the Company maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the Unsecured Credit Facility and other floating rate indebtedness.

         At March 31, 1998, the weighted average interest rate on total notes payable was 6.8%.

         The Company has entered into ten-year treasury locks for $190 million of notional principal. The treasury locks have an average rate of 5.57%, are scheduled to settle in May and June of 1998, and provide a hedge against the Company's interest rate exposure on debt that will be put in place in June 1998 related to the Third Party Transaction, which was defined in the Results of Operations section.

         On May 1, 1998, the Company and a remarketing underwriter reset the mode, spread and duration on the $75 million unsecured reset notes maturing May 2002 (the "Reset Notes"). During the six months beginning May 12, 1998, the interest rate on the Reset Notes, which will be reset quarterly, will equal 90-day LIBOR plus 40 basis points. After the six-month period, the mode, spread and duration of the interest rate on the Reset Notes will again be reset by the Company and a remarketing underwriter as either fixed or floating and for a duration of six months to three and a half years.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities including minority interest which are convertible into common equity.

         The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation. The Company's FFO for the three months ended March 31, 1998, increased $13.1 million over the three months ended March 31, 1997, primarily due to the Paragon Acquisition, property acquisitions and sales, developments and improvements in the performance of the stabilized properties in the portfolio.

The calculation of FFO for the three months ended March 31, 1998 and 1997 follows:

(In thousands)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1998        1997
                                                            --------     -------
Net income to common shareholders                            $ 8,961     $ 4,064
Real estate depreciation                                      14,200       6,189
Minority interest in Operating Partnership                       331
Real estate depreciation from unconsolidated ventures            336
Interest on convertible subordinated debentures                  109         296
Amortization of deferred costs on convertible debentures          11          42
Losses related to early retirement of debt                                   286
                                                             -------     -------
   Funds from operations                                     $23,948     $10,877
                                                             =======     =======

Weighted average number of common and common
    equivalent shares outstanding                             34,515      17,678


         The Company expenses recurring capital expenditures for items such as carpets, appliances and HVAC units as these items are replaced in their normal course. During a renovation, many of these items may be capitalized, particularly to the extent that an inordinate number of such items are replaced. Non-recurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $2.7 million and $800,000 in the three months ended March 31, 1998 and 1997, respectively, of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11.1   Statement regarding Computation of Earnings Per Common
                        Share

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

                 27.2 Restated Financial Data Schedule (filed only electronically with the Commission)

                 27.3 Restated Financial Data Schedule (filed only electronically with the Commission)

           (b)   Reports on Form 8-K

                 Current Report on Form 8-K dated and filed with the Commission on February 5, 1998, contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



/s/ G. Steven Dawson                                         May 13, 1998
-----------------------------------------          ----------------------------
G. Steven Dawson                                    Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            ------------
11.1     Statement regarding Computation of Earnings Per Common Share

27.1     Financial Data Schedule (filed only electronically with the Commission)

27.2     Restated Financial Data Schedule (filed only electronically with the
         Commission)

27.3     Restated Financial Data Schedule (filed only electronically with the
         Commission)