Form 10-Q
period 1998-06-30
CAMDEN PROPERTY TRUST
filed 1998-08-13
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

               3 Greenway Plaza, Suite 1300, Houston, Texas 77046
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 354-2500
              (Registrant's Telephone Number, Including Area Code)

            3200 Southwest Freeway, Suite 1500, Houston, Texas 77027 (Former Name, Former Address and Former Fiscal Year, If
                          Changed Since Last Report)

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

As of August 10, 1998, there were 44,566,253 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CAMDEN PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                     ASSETS

                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         1998              1997
                                                                                      ------------      ------------
                                                                                      (Unaudited)
Real estate assets, at cost:
    Land                                                                              $    298,132      $    182,909
    Buildings and improvements                                                           1,764,195         1,155,335
                                                                                      ------------      ------------
                                                                                         2,062,327         1,338,244
    Less: accumulated depreciation                                                        (127,198)          (94,665)
                                                                                      ------------      ------------
              Net operating real estate assets                                           1,935,129         1,243,579
    Projects under development, including land                                             163,445            43,805
    Investment in joint ventures                                                            36,779            15,089
                                                                                      ------------      ------------
                                                                                         2,135,353         1,302,473

Accounts receivable - affiliates                                                             1,513               950
Notes receivable - affiliates                                                                3,278             1,796
Other assets, net                                                                           16,015             7,885
Cash and cash equivalents                                                                  124,060             6,468
Restricted cash - escrow deposits                                                            3,833             4,048
                                                                                      ------------      ------------
          Total assets                                                                $  2,284,052      $  1,323,620
                                                                                      ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Notes payable:
       Unsecured                                                                      $    546,834      $    316,941
       Secured                                                                             379,284           163,813
    Accounts payable                                                                         9,634            12,163
    Accrued real estate taxes                                                               14,169            16,568
    Accrued expenses and other liabilities                                                  25,439            17,416
    Distributions payable                                                                   26,082            16,805
                                                                                      ------------      ------------
       Total liabilities                                                                 1,001,442           543,706

Minority Interests                                                                          74,546            63,325
7.33% Convertible Subordinated Debentures                                                    3,744             6,025

Shareholders' Equity:
    Preferred shares of beneficial interest                                                     42
    Common shares of beneficial interest                                                       446               317
    Additional paid-in capital                                                           1,298,568           780,738
    Distributions in excess of net income                                                  (83,648)          (63,526)
    Unearned restricted share awards                                                       (11,088)           (6,965)
                                                                                      ------------      ------------
       Total shareholders' equity                                                        1,204,320           710,564
                                                                                      ------------      ------------
          Total liabilities and shareholders' equity                                  $  2,284,052       $ 1,323,620
                                                                                      ============      ============


                 See Notes to Consolidated Financial Statements

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                                 THREE MONTHS                     SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                             ------------------------      ------------------------
                                                               1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
REVENUES
    Rental income                                            $  84,964      $  51,084      $ 139,799      $  79,038
    Other property income                                        5,350          2,304          8,566          3,598
                                                             ---------      ---------      ---------      ---------
       Total property income                                    90,314         53,388        148,365         82,636
    Equity in income of joint ventures                             430            436            722            436
    Fee and asset management                                       237            119            349            263
     Other income                                                  606            129            743            209
                                                             ---------      ---------      ---------      ---------
       Total revenues                                           91,587         54,072        150,179         83,544
                                                             ---------      ---------      ---------      ---------

EXPENSES
    Property operating and maintenance                          27,749         18,663         46,878         28,655
    Real estate taxes                                            8,680          5,975         14,969          9,667
    General and administrative                                   2,250          1,216          3,890          2,040
    Interest                                                    15,512          9,090         23,266         13,276
    Depreciation and amortization                               22,489         12,102         36,977         18,530
                                                             ---------      ---------      ---------      ---------
       Total expenses                                           76,680         47,046        125,980         72,168
                                                             ---------      ---------      ---------      ---------

INCOME BEFORE LOSSES RELATED TO EARLY RETIREMENT OF DEBT
    AND MINORITY INTERESTS                                      14,907          7,026         24,199         11,376
LOSSES RELATED TO EARLY RETIREMENT OF DEBT                                                                     (286)
                                                             ---------      ---------      ---------      ---------
INCOME BEFORE MINORITY INTERESTS                                14,907          7,026         24,199         11,090
MINORITY INTERESTS                                                (653)          (597)          (984)          (597)
                                                             ---------      ---------      ---------      ---------
NET INCOME                                                      14,254          6,429         23,215         10,493
PREFERRED SHARE DIVIDENDS                                       (4,686)                       (4,686)
                                                             ---------      ---------      ---------      ---------
NET INCOME TO COMMON SHAREHOLDERS                            $   9,568      $   6,429      $  18,529      $  10,493
                                                             =========      =========      =========      =========

BASIC EARNINGS PER SHARE                                     $    0.22      $    0.24      $    0.49      $    0.49
DILUTED EARNINGS PER SHARE                                   $    0.21      $    0.24      $    0.47      $    0.48

DISTRIBUTIONS DECLARED PER COMMON SHARE                      $   0.505      $   0.490      $   1.010      $   0.980

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                44,262         26,432         37,952         21,476

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     DILUTIVE EQUIVALENT SHARES OUTSTANDING                     46,826         26,729         40,581         21,746

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                                      SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                            ----------------------------
                                                                                               1998             1997
                                                                                            -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income                                                                            $    23,215      $    10,493
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                         36,977           18,530
           Equity in income of joint ventures, net of cash received                                 380             (161)
           Minority interests                                                                       984              597
           Accretion of discount on unsecured notes payable                                          80               69
           Losses related to early retirement of debt                                                                286
           Net change in operating accounts                                                     (14,913)         (11,420)
                                                                                            -----------      -----------
           Net cash provided by operating activities                                             46,723           18,394

CASH FLOW FROM INVESTING ACTIVITIES
      Cash of Oasis and Paragon at acquisition                                                    7,253           12,400
      Net proceeds from Third Party Transaction                                                 226,128
      Increase in real estate assets                                                           (135,454)         (41,384)
      Net proceeds from sales of properties                                                      42,513
      Decrease in affiliate notes receivable                                                      3,911            6,139
      Decrease in investment in joint ventures                                                                     4,624
      Other                                                                                        (428)            (308)
                                                                                            -----------      -----------
           Net cash provided by (used in) investing activities                                  143,923          (18,529)

CASH FLOW FROM FINANCING ACTIVITIES
      Net increase in credit facility and short-term notes                                       87,792           59,000
      Debt repayments from Third Party Transaction                                             (114,248)
      Proceeds from notes payable                                                                                100,000
      Repayment of notes payable                                                                (10,742)        (131,031)
      Distributions to shareholders and minority interests                                      (36,780)         (24,391)
      Payment of loan costs                                                                        (168)            (798)
      Losses related to early retirement of debt                                                                    (286)
      Other                                                                                       1,092              379
                                                                                            -----------      -----------
           Net cash (used in) provided by financing activities                                  (73,054)           2,873
                                                                                            -----------      -----------
           Net increase in cash and cash equivalents                                            117,592            2,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    6,468            2,366
                                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   124,060      $     5,104
                                                                                            ===========      ===========

SUPPLEMENTAL INFORMATION
      Cash paid for interest, net of interest capitalized                                   $    20,941      $    13,179
      Interest capitalized                                                                  $     3,461      $     1,714

SUPPLEMENTAL SCHEDULE OF NONCASH
       INVESTING AND FINANCING ACTIVITIES
      Acquisition of Oasis (including the Third Party Transaction) and Paragon, net of cash acquired:
           Fair value of assets acquired                                                    $   781,515      $   647,795
           Liabilities assumed                                                              $   493,461      $   332,553
           Common shares issued                                                             $   395,528      $   262,370
           Preferred shares issued                                                          $   104,125
           Fair value of minority interest                                                  $    21,782      $    65,272
      Conversion of 7.33% subordinated debentures to common shares, net                     $     2,242      $    19,839
      Value of shares issued under benefit plans, net                                       $     5,767      $     3,335
      Note payable assumed upon purchase of a property                                      $     8,199

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States, and as a result of the merger with Oasis Residential, Inc. ("Oasis") described below, the Western region of the United States. At June 30, 1998, the Company owned interests in, operated or was developing 162 multifamily properties containing 55,069 apartment homes located in nine states. Fourteen of the Company's multifamily properties containing 5,680 apartment homes were under development at June 30, 1998. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 2,985 apartment homes in eight properties for third-parties and non-consolidated affiliates at June 30, 1998 and owned a 30,000 square foot commercial center in Nevada in which the Company's Western regional office occupies approximately 30% of the center.

Acquisition of Oasis Residential, Inc.

        On April 8, 1998, Oasis merged with and into a wholly-owned subsidiary of the Company (the "Oasis Merger"), pursuant to an Agreement and Plan of Merger dated as of December 16, 1997 (the "Merger Agreement"), as amended. As provided in the Merger Agreement, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 shares of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A Cumulative Convertible Preferred Shares (the "Preferred Shares") with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 common shares and 4,165,000 Preferred Shares in exchange for the outstanding common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger. In connection with the Oasis Merger, the Company obtained a managing member interest in Oasis Martinique, LLC. The remaining interest comprising 672,490 units (the "Martinique Units"), which are exchangeable on a one-for-one basis into the Company's common shares, is accounted for as minority interest.

        Oasis, a Nevada corporation, was a fully integrated REIT headquartered in Las Vegas, Nevada whose business was the operation and development of multifamily residential communities in Las Vegas, Denver and Southern California. As of April 8, 1998, Oasis owned interests in 52 completed multifamily properties, with one additional multifamily property under construction. Upon completion of the merger, Camden owned interests in 54,314 apartment homes (including 4,131 apartment homes under development). In connection with the Oasis Merger, Camden disclosed its intentions of entering into a joint venture investment (the "Joint

Venture") in order to transfer into the Joint Venture 19 apartment communities containing 5,119 apartment homes located in Las Vegas (the "Third Party Transaction").

        On June 30, 1998, the Company completed the Third Party Transaction for an aggregate of $248 million with a private limited liability company (the "LLC"). The Company retained a 20% interest in the LLC, which is included in investment in joint ventures. The Third Party Transaction was funded with capital invested by the LLC members, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. The LLC assumed the $190 million of treasury locks which Camden had entered into during the first quarter of 1998 as a hedge against interest rate exposure for the LLC. The treasury locks were unwound by the LLC simultaneously with the completion of the funding for the Third Party Transaction. Camden used the net proceeds from the Third Party Transaction to reduce outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company has utilized $97 million of the escrow funds to purchase acquisitions which have closed subsequent to June 30, 1998 (see Note 8). No book gain or loss was recorded by Camden as a result of the Third Party Transaction. Camden continues to provide property management services for these assets.

        The Oasis Merger has been recorded under the purchase method of accounting. In accordance with generally accepted accounting principles, the purchase price was preliminarily allocated to the net assets acquired based on their estimated fair values. Such estimates may be revised at a later date. No goodwill is expected to be recorded in this transaction. The accompanying consolidated statements of operations include the operating results of Oasis since April 1, 1998, the effective date of the Oasis Merger for accounting purposes. Pro forma unaudited consolidated operating results of the Company for the six months ended June 30, 1998 and 1997, assuming that the Oasis Merger and the Third Party Transaction had been made as of January 1, 1997, are summarized below (in thousands, except per share amounts):

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                    ----------------------------
                                                       1998             1997
                                                    -----------      -----------
Total revenues                                      $   164,208      $   122,159
Net income to common shareholders                   $    21,879      $    16,151
Basic earnings per share                            $      0.50      $      0.48
Diluted earnings per share                          $      0.48      $      0.47

        These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Oasis Merger and the Third Party Transaction been completed on the date indicated, nor are they necessarily indicative of future operations.

Acquisition of Paragon Group, Inc.

        On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued
9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

Real Estate Assets at Cost

        Non-recurring capital expenditures for such items as roof replacements are capitalized. The Company capitalized $10.7 million and $4.4 million in the six months ended June 30, 1998 and 1997, respectively, of non-recurring renovations and improvements to extend the economic lives and enhance its multifamily properties. If the accounting policy described below would have been adopted as of January 1, 1997, the $10.7 million and the $4.4 million capitalized for the six months ended June 30, 1998 and 1997 would have increased to $11.8 million and $5.8 million, respectively.

        Effective April 1, 1998, the Company implemented prospectively a new accounting policy whereby expenditures for carpet, appliances and HVAC unit replacements are capitalized and depreciated over their estimated useful lives. Previously, all such replacements had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. See New Accounting Pronouncement below for the effect of this change and the Company's adoption of a new accounting pronouncement on Camden's second quarter 1998 financial results.

Property Operating and Maintenance Expenses

        Property operating and maintenance expenses included normal repairs and maintenance totaling $6.2 million and $9.8 million for the three and six months ended June 30, 1998, respectively, and $3.8 million and $5.5 million for the three and six months ended June 30, 1997, respectively.

Common Share Distribution Declaration

        In June 1998, the Company announced that its Board of Trust Managers had declared a distribution in the amount of $0.505 per share for the second quarter of 1998 to be paid on July 17, 1998 to all holders of record of Camden's common shares as of June 30, 1998. The Company paid an equivalent amount per unit to holders of the OP and Martinique Units. This distribution to common shareholders and holders of OP and Martinique Units equates to an annualized dividend rate of $2.02 per share or unit.

Preferred Share Dividend Declaration

        In June 1998, the Company also announced that its Board of Trust Managers had declared a quarterly dividend on its Preferred Shares, which were reissued for Oasis Preferred Stock in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable August 17, 1998 to all preferred shareholders of record as of June 30, 1998.

New Accounting Pronouncement

        On March 19, 1998, the Emerging Issues Task Force of the FASB reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred for transactions entered into on or after March 20, 1998. Prior to Camden's adoption of this policy, the Company had been capitalizing such costs. The effect of the Company's adoption of Issue No. 97-11 and the new accounting policy for carpet, appliances and HVAC unit replacements on the three months ended June 30, 1998 was to increase the net income to common shareholders by $1.1 million ($0.03 per basic earnings per share and $0.02 per diluted earnings per share).

Earnings Per Share

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997, with 1997 being restated to conform with the requirements of SFAS No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                     THREE MONTHS                       SIX MONTHS
                                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                                                ---------------------------     ---------------------------
                                                                   1998            1997            1998            1997
                                                                -----------     -----------     -----------     -----------
BASIC EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                       44,262          26,432          37,952          21,476
                                                                ===========     ===========     ===========     ===========
          Basic Earnings Per Share                              $      0.22     $      0.24     $      0.49     $      0.49
                                                                ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                       44,262          26,432          37,952          21,476
    Shares Issuable from Assumed Conversion of:
          Common Share Options and Awards Granted                       459             297             428             270
          Operating Partnership Units                                 2,105                           2,201
                                                                -----------     -----------     -----------     -----------
    Weighted Average Common Shares Outstanding, as Adjusted          46,826          26,729          40,581          21,746
                                                                ===========     ===========     ===========     ===========
          Diluted Earnings Per Share                            $      0.21     $      0.24     $      0.47     $      0.48
                                                                ===========     ===========     ===========     ===========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
    Net Income                                                  $    14,254     $     6,429     $    23,215     $    10,493
    Less:  Dividends on Preferred Shares                              4,686                           4,686
                                                                -----------     -----------     -----------     -----------
    Net Income to Common Shareholders
          (Basic Earnings Per Share Computation)                      9,568           6,429          18,529          10,493
    Minority Interest                                                   238                             569
                                                                -----------     -----------     -----------     -----------
    Net Income to Common Shareholders, as Adjusted
          (Diluted Earnings Per Share Computation)              $     9,806     $     6,429     $    19,098     $    10,493
                                                                ===========     ===========     ===========     ===========

Reclassifications

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.  NOTES PAYABLE

The following is a summary of the Company's indebtedness:

(In millions)

                                                                    JUNE 30,     DECEMBER 31,
                                                                     1998           1997
                                                                   ----------     ----------
Senior Unsecured Notes:
     6 5/8% - 7 1/4% Notes, due 2001-2006                          $    323.8     $    174.0
     Reset Notes, due 2002                                               75.0           75.0
     7.172% Medium-Term Notes, due 2004                                  25.0           25.0
     Unsecured Credit Facilities and Short-Term Borrowings              123.0           43.0
                                                                   ----------     ----------
                                                                        546.8          317.0

Secured Notes - Mortgage Loans (5 1/10% - 9 1/2%)                       379.3          163.8

                                                                   ----------     ----------
             Total notes payable                                   $    926.1     $    480.8
                                                                   ==========     ==========

Floating rate debt included in unsecured notes payable, net of
    $25 million hedging agreement (6 1/10% - 7 3/4%)               $    173.0     $     93.0
Floating rate tax-exempt debt included in mortgage loans           $     50.6

        As a result of the Oasis Merger, the Company assumed $228 million in conventional mortgage loans with interest rates ranging from 5 1/10% to 9 1/2%. As of June 30, 1998, $217.5 million of the conventional mortgage loans remained outstanding. An $8.9 million conventional mortgage loan assumed matures in October 1998.

        In conjunction with the Oasis Merger, Camden assumed $150 million in senior unsecured notes payable issued by Oasis in November 1996 (the "Notes Payable"). The Notes Payable, due in equal increments in November 2001, 2003 and 2006, bear interest at annual rates ranging from 6 3/4% to 7 1/4%, payable quarterly.

        Additionally, as a result of the Oasis Merger, Camden acquired the use of Oasis' $125 million unsecured line of credit (the "Oasis Credit Facility"), which matures in September 1998. The scheduled interest rate on the Oasis Credit Facility is currently based on LIBOR plus 115 basis points. Advances under the Oasis Credit Facility may be priced at the scheduled rate, or the Company may enter into bid rate loans with terms similar to those available under the Unsecured Credit Facility. The Oasis Credit Facility is subject to customary financial covenants and limitations. Management expects to replace this facility when it matures in September 1998.

        On June 30, 1998, using proceeds from the Third Party Transaction, Camden paid down approximately $114 million on the Unsecured Credit Facilities and short-term borrowings and $9.9 million of existing indebtedness, and set aside $112 million into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company has utilized $97 million of the escrow funds to purchase acquisitions which have closed subsequent to June 30, 1998 (see Note
8).

        At June 30, 1998, the weighted average interest rate on total notes payable was 7.0%.

3.  NET CHANGE IN OPERATING ACCOUNTS

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------
Decrease (increase) in assets:
   Accounts receivable - affiliates                      $      679      $      986
   Other assets, net                                             15            (255)
   Restricted cash - escrow deposits                          1,498           1,543



Increase (decrease) in liabilities:
   Accounts payable                                          (3,362)          2,646
   Accrued real estate taxes                                 (3,229)         (2,938)
   Accrued expenses and other liabilities                   (10,514)        (13,402)
                                                         ----------      ----------
        Net change in operating accounts                 $  (14,913)     $  (11,420)
                                                         ==========      ==========

4.  RESTRICTED SHARE AND OPTION AWARDS

        During the first six months of 1998, the Company granted 201,906 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares have vesting periods of up to five years. Additionally, 1,421,510 options to purchase Camden common shares were granted at an exercise price equal to the market price on the date of grant and are exercisable in equal increments on or following each of the first three anniversaries of the date of grant. During the six month period ended June 30, 1998, previously granted options for 103,334 shares became exercisable and 74,089 restricted shares vested. The Company also converted all unexercised Oasis stock options held by former employees of Oasis into 894,111 options to purchase Camden common shares based on the 0.759 exchange ratio described in
Note 1. All of the Oasis options became fully vested upon conversion.

5.  CONVERTIBLE SUBORDINATED DEBENTURES

        During the first six months of 1998, debentures in the principal amount of $2.3 million were converted into 95,038 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture and the unpaid interest payable was credited to additional paid in-capital. In addition, $50,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, basic earnings per share and diluted earnings per share would have remained the same for the three and six months ended June 30, 1998.

6.  COMMITMENTS AND CONTINGENCIES

        Prior to the Oasis Merger, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the "Fair Housing Act" (the "Act") as it pertained to properties constructed for first occupancy after March 31, 1991. The Company is currently inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. It is the Company's intention to make any and all changes and modifications necessary in order to meet its understanding of the compliance standards of the Act. At this time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of required work, if any, has yet to be determined.

7.  CONVERTIBLE PREFERRED SHARES

        The 4,165,000 Preferred Shares reissued in conjunction with the Oasis Merger pay a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The Preferred Shares generally have no voting rights and have a liquidation preference of $25 per share plus accrued and unpaid distributions. The Preferred Shares are convertible at the option of the holder at any time into common shares at a conversion price of $32.4638 per common share (equivalent to a conversion rate of 0.7701 per common share for each Preferred Share), subject to adjustment in certain circumstances. The Preferred Shares are not redeemable by the Company prior to April 1, 2001.

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

        The Company is currently in the due diligence period on contracts for the purchase of land for development. No assurance can be made that the Company will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

        Subsequent to June 30, 1998, the Company purchased three properties for a total of $97 million by utilizing funds maintained in the escrow account described in Note 1. Cedar Ridge, purchased on July 16, 1998, contains 420 apartment homes and is located in St. Louis, Missouri. On July 21, 1998, the Company purchased Live Oaks Plantation, which contains 770 apartment homes located in Tampa, Florida and Sabal Club, which contains 436 apartment homes located in Orlando, Florida.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Company's 1997 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-apartment home basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

         Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast and Midwest regions of the United States, and as a result of the merger with Oasis Residential, Inc. ("Oasis") described below, the Western region of the United States. At June 30, 1998, the Company owned interests in, operated or was developing 162 multifamily properties containing 55,069 apartment homes located in nine states. Fourteen of the Company's multifamily properties containing 5,680 apartment homes were under development at June 30, 1998 (the "Development Properties"). The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 2,985 apartment homes in eight properties for third-parties and non-consolidated affiliates at June 30, 1998 and owned a 30,000 square foot commercial center in Nevada in which the Company's Western regional office occupies approximately 30% of the center.

Acquisition of Oasis Residential, Inc.

         On April 8, 1998, the Company acquired through a tax-free merger, Oasis, a publicly traded Las Vegas- based multifamily REIT. The acquisition increased the size of the Company's portfolio from 100 to 152 completed multifamily properties, and from 38,460 to 50,183 apartment homes at the date of acquisition. Upon completion of ten properties under development, the Company's portfolio at the date of acquisition would have increased to 54,314 apartment homes in 162 properties. As provided in the Plan of Merger dated December 16, 1997, as amended, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 share of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A Cumulative Convertible Preferred Shares (the "Preferred Shares") with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 common shares and 4,165,000 Preferred Shares in exchange for the outstanding common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger. In connection with the Oasis Merger, the Company obtained a managing member interest in Oasis Martinique, LLC. The remaining interest comprising 672,490 units (the "Martinique Units"), which are exchangeable on a one-for-one basis into the Company's common shares, is accounted for as minority interest. In connection with the Oasis Merger, Camden disclosed its intentions of entering into a joint venture investment (the "Joint Venture") in order to transfer into the Joint Venture 19 apartment communities containing 5,119 apartment homes located in Las Vegas (the "Third Party Transaction").

         On June 30, 1998, the Company completed the Third Party Transaction for an aggregate of $248 million with a private limited liability company (the "LLC"). The Company retained a 20% interest in the LLC, which is included in investment in joint ventures. The Third Party Transaction was funded with capital invested by the LLC members, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. The LLC assumed the $190 million of treasury locks which Camden had entered into during the first quarter of 1998 as a hedge against interest rate exposure for the LLC. The treasury locks were unwound by the LLC simultaneously with the completion of the funding for the Third Party Transaction. Camden used the net proceeds from the Third Party Transaction to reduce outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company has utilized $97 million of the escrow funds to purchase acquisitions which have closed subsequent to June 30, 1998. No book gain or loss was recorded by Camden as a result of the Third Party Transaction. Camden continues to provide property management services for these assets.

Acquisition of Paragon Group, Inc.

         On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued
9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

Property Portfolio

       The Company's multifamily property portfolio, excluding land held for development, at June 30, 1998 and December 31, 1997 is summarized as follows:


                                                 JUNE 30, 1998                           DECEMBER 31, 1997
                                    ----------------------------------------   --------------------------------------
                                        Number          Number of                  Number        Number of
                                       of Units         Properties     %(a)       of Units       Properties     %(a)
                                    ---------------    ------------   ------   --------------   ------------   ------
Texas
    Houston                                8,558              21        18%          7,710             19        22%
    Dallas (b) (c)                         9,981              27        19           9,381             26        24
    Austin                                 1,745               6         4           1,745              6         5
    Other                                  1,585               5         3           1,585              5         4
                                        --------          ------      ----        --------         ------      ----
          Total Texas Properties          21,869              59        44          20,421             56        55
                                        --------          ------      ----        --------         ------      ----

Arizona                                    2,651               8         5           2,134              6         6
California                                 1,653               4         3
Colorado (b)                               2,312               7         4
Florida                                    7,205              19        15           6,661             18        19
Kentucky                                   1,574               6         3           1,574              6         4
Missouri                                   2,907               7         6           3,487             10        10
Nevada (b)                                12,163              42        15
North Carolina (b) (c)                     2,735              10         5           2,735             10         6
                                        --------          ------      ----        --------         ------      ----
          Total Properties                55,069             162       100%         37,012            106       100%
                                                          ======      ====                         ======      ====
Less: Joint Venture Units (b) (c)          6,704                                     1,264
                                        --------                                  --------
Total Consolidated Units                  48,365                                    35,748
                                        ========                                  ========

(a)  Based on number of units on a total consolidated basis.

(b) Includes one property with 708 units in Dallas, one property with 321 units in Colorado, 19 properties with 5,119 units in Nevada, and two properties with 556 units in North Carolina owned through joint venture investments at June 30, 1998.

(c) Includes one property with 708 units in Dallas and two properties with 556 units in North Carolina owned through joint venture investments at December 31, 1997.

Property Update

         During the first quarter of 1998, The Park at Vanderbilt, Phase II, which was completed in the third quarter of 1997, stabilized. In the second quarter of 1998, The Park at Centreport and The Park at Buckingham, which were completed in the fourth quarter of 1997, stabilized.

The following table sets forth information regarding the Development Properties at June 30, 1998:

                                                                   Estimated
                                          Project      Number        Cost         Estimated Date     Estimated Date
Property and Location                      Type       of Units    ($ millions)*   of Completion     of Stabilization
--------------------------------------  ----------- ------------ -------------- ------------------ ------------------
The Park at Towne Center
   Glendale, AZ                           Garden          240       $ 13.4             4Q98               2Q99
Renaissance Pointe II
   Orlando, FL                            Garden          306         17.3             1Q99               3Q99
The Park at Interlocken
   Denver, CO                             Garden          340         34.9             2Q99               3Q99
The Park at Goose Creek
   Baytown, TX                          Affordable        272         11.8             2Q99               4Q99
The Park at Midtown
   Houston, TX                             Urban          337         21.5             2Q99               4Q99
The Park at Oxmoor
   Louisville, KY                         Garden          432         22.1             3Q99               2Q00
The Park at Holly Springs
   Houston, TX                            Garden          548         37.1             3Q99               3Q00
The Park at Steeplechase
   Houston, TX                          Affordable        300         13.5             3Q99               4Q99
The Park at Arizona Center
   Phoenix, AZ                             Urban          325         22.0             4Q99               2Q00
The Park at Lee Vista
   Orlando, FL                            Garden          492         32.8             4Q99               3Q00
The Park at Mission Viejo
   Mission Viejo, CA                      Garden          380         42.0             1Q00               3Q00
The Park at Greenway
   Houston, TX                             Urban          756         55.7             1Q00               4Q00
Marina Pointe II
   Tampa, FL                              Garden          352         25.2             2Q00               3Q00
The Park at Farmers Market, Phase I
   Dallas, TX                              Urban          600         45.9             3Q00               2Q01
                                                      -------      -------
     Total for 14 Development Properties                5,680      $ 395.2
                                                      =======      =======

    * At June 30, 1998, the Company had incurred $111.3 million of the estimated $395.2 million.


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

Comparison of the Quarter Ended June 30, 1998 and June 30, 1997

         The changes in operating results from period to period are primarily due to the Oasis Merger, development of three properties aggregating 1,110 apartment homes, the acquisition of four properties containing 1,497 apartment homes, the disposition of 11 properties containing 2,986 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the second quarter of 1998 increased by 15,727, or 48.6%, from 32,392 to 48,119. Total operating properties were 125 and 97 at June 30, 1998 and 1997, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 32,392 and 48,119 exclude the impact of the Company's ownership interest in apartment homes owned in joint ventures throughout the quarters.

         The average rental income per apartment home per month increased $63 or 12.0%, from $526 to $589 for the second quarter of 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis Merger, the four acquired properties and completion of new development properties. Overall average occupancy changed slightly from 93.8% for the quarter ended June 30, 1997 to 93.0% for the quarter ended June 30, 1998.

         Other property income increased $3.0 million from $2.3 million to $5.4 million for the quarters ended June 30, 1997 and 1998, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $904,000 increase from new revenue sources such as telephone, cable and water.

         Property operating and maintenance expenses increased $9.1 million, from $18.7 million to $27.7 million, and decreased as a percent of total property income from 35% to 30.7% for the quarter ended June 30, 1997 and 1998, respectively. The Company's operating expense ratio decreased over the prior year quarter primarily as a result of operating efficiencies resulting from operating a larger portfolio and the impact of the Company's April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC apartment home replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, the Company had been expensing these costs. Had this policy change not been adopted, the second quarter 1998 operating expense ratio would have been 32.6%.

         Real estate taxes increased $2.7 million from $6 million to $8.7 million for the quarters ended June 30, 1997 and 1998, respectively, which represents an annual decrease of $16 per apartment home. Real estate taxes per apartment home have decreased due to lower property taxes in the Camden portfolio outside of Texas. This decrease per apartment home was partially offset by increases in the valuations of renovated, acquired and developed properties, and increases in property tax rates.

         General and administrative expenses increased $1 million from $1.2 million to $2.3 million, and increased slightly as a percent of revenues from 2.3% to 2.5%. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1, which is partially offset by efficiencies resulting from operating a larger portfolio.

         Interest expense increased from $9.1 million to $15.5 million due to increased indebtedness related to the Oasis Merger, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt, the equity offering that occurred in July 1997 and property dispositions. Interest capitalized was $2.4 million and $1.1 million for the quarters ended June 30, 1998 and 1997, respectively.

         Depreciation and amortization increased from $12.1 million to $22.5 million. This increase was due primarily to the Oasis Merger, developments, renovations and property acquisitions.

Comparison of the Six Months Ended June 30, 1998 and June 30, 1997

         The changes in operations results from period to period are primarily due to the Oasis Merger, development of five properties aggregating 1,778 apartment homes, the acquisition of four properties containing 1,497 apartment homes, the disposition of 11 properties containing 2,986 apartment homes and an increase in new operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the first six months of 1998 increased by 15,456 apartment homes, or 61.6%, from 25,108 to 40,564. Total operating properties were 125 and 97 at June 30, 1998 and 1997, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 25,108 and 40,564 exclude the impact of the Company's ownership interest in apartment homes owned in joint ventures throughout the six month periods.

         The average rental income per apartment home per month increased $49 or 9.3%, from $525 to $574 for the six months ended June 30, 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis Merger and the Paragon Acquisition, the four acquired properties and completion of new development properties.

         Other property income increased $5.0 million from $3.6 million to $8.6 million for the six months ended June 30, 1997 and 1998, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $2 million increase from new revenue sources such as telephone, cable and water.

         Property operating and maintenance expenses increased $18.2 million, from $28.7 million to $46.9 million, and decreased as a percent of total property income from 34.7% to 31.6% for the six months ended June 30, 1997 and 1998, respectively. The Company's operating expense ratio decreased over the prior year primarily as a result of operating efficiencies resulting from operating a larger portfolio and the impact of the Company's April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC apartment home replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, the Company had been expensing these costs. Had this policy change not been adopted, the six months ended June 30, 1998 operating expense ratio would have been 32.7%.

         Real estate taxes increased $5.3 million from $9.7 million to $15 million for the six months ended June 30, 1997 and 1998, respectively, which represents and annual decrease of $32 per apartment home. Real estate taxes per apartment home have decreased due to lower property taxes in the Camden portfolio outside of Texas. This decrease per apartment home was partially offset by increases in the valuations of renovated, acquired and developed properties and increases in property tax rates.

         General and administrative expenses increased $1.9 million from $2.0 million to $3.9 million, and increased slightly as a percent of revenues from 2.4% to 2.6%. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1, which is partially offset by efficiencies resulting from operating a larger portfolio.

         Interest expense increased from $13.3 million to $23.3 million due to increased indebtedness related to the Oasis Merger, Paragon Acquisition, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt, the equity offering that occurred in July 1997 and property dispositions. Interest capitalized was $3.5 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively.

         Depreciation and amortization increased from $18.5 million to $37.0 million. This increase was due primarily to the Oasis Merger, Paragon Acquisition, developments, renovations and property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Financial Structure

         The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining conservative coverage ratios. The interest coverage ratio was 3.4 and 3.1 times earnings before interest, depreciation, and amortization for the three months ended June 30, 1998 and 1997, respectively, and 3.6 and 3.3 times earnings before interest, depreciation, and amortization for the six months ended June 30, 1998 and 1997, respectively.

Liquidity

         As a result of the Oasis Merger, Camden acquired the use of Oasis' $125 million unsecured line of credit (the "Oasis Credit Facility") which matures in September 1998 and is included in the Unsecured Credit Facilities disclosure below. The scheduled interest rate on the Oasis Credit Facility is currently based on LIBOR plus 115 basis points. Advances under the Oasis Credit Facility may be priced at the scheduled rate, or the Company may enter into bid rate loans with terms similar to those available under the Company's $150 million Unsecured Credit Facility. The Oasis Credit Facility is subject to customary financial covenants and limitations. Management expects to replace this facility when it matures in September 1998.

         The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the Unsecured Credit Facilities and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facilities and other short-term borrowings. As of June 30, 1998, the Company had $164 million available under the Unsecured Credit Facilities. The Company filed a universal shelf registration statement in April 1997 providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which, over $275 million remains unused. Additionally, in March 1997 the Company implemented a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing, of which $171 million remains unused. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of units.

         On June 12, 1998, the Company announced that its Board of Trust Managers had declared its second quarter distribution in the amount of $0.505 per share. On July 17, 1998, the distributions were paid to all holders of record of Camden's common shares as of June 30, 1998, and an equivalent amount per unit was paid to holders of OP and Martinique Units. This distribution to common shareholders and holders of OP and Martinique Units equates to an annualized dividend rate of $2.02 per share or unit.

         On June 12, 1998, the Company also announced that its Board of Trust Managers had declared a quarterly dividend on its Preferred Shares, which were reissued for Oasis Preferred Stock in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable August 17, 1998 to all preferred shareholders of record as of June 30, 1998.

Financial Flexibility

         The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the six months ended June 30, 1998, the Company incurred $78.1 million in development costs and $41.9 million in acquisition costs. In addition, Camden issued 12.4 million common shares, 4.2 million preferred shares and assumed $484 million of indebtedness at fair value to purchase Oasis. The Company has announced plans to develop 14 additional properties at an aggregate cost of approximately $395 million. The Company funds its developments and acquisitions through a combination of equity capital, ownership units, debt securities, the Unsecured Credit Facilities and other short-term borrowing arrangements. The Company also seeks to selectively dispose of assets that are not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $268.6 million in net proceeds received from these asset disposals, including the Third Party Transaction, during the six months ended June 30, 1998 were reinvested in acquisitions or developments, used to retire debt or set aside into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed.

         As a result of the Oasis Merger, the Company assumed $228 million in conventional mortgage loans with interest rates ranging from 5 1/10% to 9 1/2%. As of June 30, 1998, $217.5 million of the conventional mortgage loans remained outstanding. An $8.9 million conventional mortgage loan assumed matures in October 1998.

         In conjunction with the Oasis Merger, Camden assumed $150 million in senior unsecured notes payable issued by Oasis in November 1996 (the "Notes Payable"). The Notes Payable, due in equal increments in November 2001, 2003 and 2006, bear interest at annual rates ranging from 6 3/4% to 7 1/4%, payable quarterly.

         At June 30, 1998, the weighted average interest rate on total notes payable was 7.0%.

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

         The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation. The Company's FFO for the three and six months ended June 30, 1998, increased $18.2 million and $31.3 million, respectively, over the three and six months ended June 30, 1997, primarily due to the Oasis Merger, Paragon Acquisition, property acquisitions, developments and improvements in the performance of the stabilized properties in the portfolio.

The calculation of FFO for the three and six months ended June 30, 1998 and 1997 follows:

(In thousands)

                                                                THREE MONTHS            SIX MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                             -------------------     -------------------
                                                              1998        1997        1998        1997
                                                             -------     -------     -------     -------
Net income to common shareholders                            $ 9,568     $ 6,429     $18,529     $10,493
Real estate depreciation                                      22,094      11,807      36,294      17,996
Minority interests                                               653         597         984         597
Real estate depreciation from unconsolidated ventures            408         283         744         283
Interest on convertible subordinated debentures                   71         133         180         429
Amortization of deferred costs on convertible debentures           7          22          18          64
Preferred share dividends                                      4,686                   4,686
Losses related to early retirement of debt                                                           286
                                                             -------     -------     -------     -------
   Funds from operations                                     $37,487     $19,271     $61,435     $30,148
                                                             =======     =======     =======     =======

Weighted average number of common and common
    equivalent shares outstanding                             50,867      29,633      42,736      23,689

REGULATION

         Prior to the Oasis Merger, Oasis had been contacted by certain regulatory agencies with regards to alleged failure to comply with the "Fair Housing Act" (the "Act") as it pertained to properties constructed for first occupancy after March 31, 1991. The Company is currently inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. It is the Company's intention to make any and all changes and modifications necessary in order to meet its understanding of the compliance standards of the Act. At this time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of required work, if any, has yet to be determined.

INFLATION

         The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

         Camden has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations to be year 2000 compliant has not been fully quantified, but it is not expected to be a material cost to Camden. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. Camden is attempting to identify those risks as well as to receive compliance certificates from all third parties that could have a material impact on Camden's operations. The Company expects to have its internal systems, equipment and operations year 2000 compliant by December 31, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held a Special Meeting in lieu of the Annual Meeting of Shareholders on April 8, 1998.

           (1) The Shareholders voted to approve the Agreement and Plan of Merger, dated December 16, 1997, as amended by Amendment No. 1, dated as of February 4, 1998, among Camden Property Trust, Camden Subsidiary II, and Oasis Residential, Inc.


                                                                                        Broker
       Affirmative                 Negative                Abstentions                Non-Voters
       -----------                 --------                -----------                ----------
       18,450,468                 4,702,366                  118,204                  5,846,367

           (2) The Shareholders elected seven of the seven Trust Managers nominated by the Board of Trust Managers.


                                                                                              Broker
                                      Affirmative         Negative        Abstentions        Non-Votes
                                      -----------         --------        -----------        ---------
Richard J. Campo                      28,862,864          254,541              0                 0
William R. Cooper                     28,865,741          251,664              0                 0
George A. Hrdlicka                    28,865,769          251,636              0                 0
Lewis A. Levey                        28,865,741          251,664              0                 0
D. Keith Oden                         28,865,869          251,536              0                 0
F. Gardner Parker                     28,865,769          251,636              0                 0
Steven A. Webster                     28,865,769          251,636              0                 0

           (3) The Shareholders ratified the appointment of Deloitte and Touche LLP as independent auditors of the Company for the year ending December 31, 1998.


                                                                                          Broker
       Affirmative                 Negative                  Abstentions                 Non-Votes
       -----------                 --------                  -----------                 ---------
        29,009,510                  40,096                     67,799                        0

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11.1   Statement regarding Computation of Earnings Per Common
                        Share

                 18.1   Letter regarding Change in Accounting Principle

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

           (b)   Reports on Form 8-K

                 Current Report on Form 8-K dated April 8, 1998 was filed with the Commission on April 22, 1998, contained information under
                 Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



      /s/ G. Steven Dawson                             August 13, 1998
---------------------------------             ---------------------------------
G. Steven Dawson                              Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

               EXHIBIT
                NUMBER     DESCRIPTION
                ------     -----------
                 11.1   Statement regarding Computation of Earnings Per Common
                        Share

                 18.1   Letter regarding Change in Accounting Principle

                 27.1 Financial Data Schedule (filed only electronically with the Commission)