Form 10-Q
period 1998-09-30
CAMDEN PROPERTY TRUST
filed 1998-11-12
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR

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

As of November 9, 1998, there were 44,552,890 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     ASSETS

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1998                    1997
                                                                        -----------------       ----------------
                                                                           (Unaudited)
Real estate assets, at cost:
      Land                                                               $       313,399          $    182,909
      Buildings and improvements                                               1,872,834             1,155,335
                                                                        -----------------         -------------
                                                                               2,186,233             1,338,244
      Less: accumulated depreciation                                            (147,285)              (94,665)
                                                                        -----------------         -------------
               Net operating real estate assets                                2,038,948             1,243,579
      Projects under development, including land                                 193,822                43,805
      Investment in joint ventures                                                33,149                15,089
                                                                        -----------------          ------------
                                                                               2,265,919             1,302,473

Accounts receivable - affiliates                                                     961                   950
Notes receivable - affiliates                                                      1,800                 1,796
Other assets, net                                                                 13,631                 7,885
Cash and cash equivalents                                                         35,949                 6,468
Restricted cash - escrow deposits                                                  4,010                 4,048
                                                                        -----------------         -------------
                 Total assets                                           $      2,322,270          $  1,323,620
                                                                        =================         =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Notes payable:
           Unsecured                                                     $       572,878          $    316,941
           Secured                                                               389,850               163,813
      Accounts payable                                                             7,969                12,163
      Accrued real estate taxes                                                   22,435                16,568
      Accrued expenses and other liabilities                                      31,080                17,416
      Distributions payable                                                       26,060                16,805
                                                                        -----------------         -------------
           Total liabilities                                                   1,050,272               543,706

Minority Interests                                                                72,787                63,325
7.33% Convertible Subordinated Debentures                                          3,744                 6,025

Shareholders' Equity:
      Preferred shares of beneficial interest                                         42
      Common shares of beneficial interest                                           446                   317
      Additional paid-in capital                                               1,298,452               780,738
      Distributions in excess of net income                                      (91,495)              (63,526)
      Unearned restricted share awards                                           (10,362)               (6,965)
      Less: Treasury shares, at cost                                              (1,616)
                                                                        -----------------         -------------
          Total shareholders' equity                                           1,195,467               710,564
                                                                        -----------------         -------------
               Total liabilities and shareholders' equity               $      2,322,270          $  1,323,620
                                                                        =================         =============

                 See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
(In thousands, except per share amounts)

                                                                     THREE MONTHS                 NINE MONTHS
                                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                              -------------------------   --------------------------
                                                                 1998          1997          1998          1997
                                                              -----------   -----------   ------------  ------------
REVENUES
     Rental income                                            $ 79,802      $  53,378     $  219,601    $  132,416
     Other property income                                       5,052          2,893         13,618         6,491
                                                              ----------    ----------    -----------   -----------
          Total property income                                 84,854         56,271        233,219       138,907
     Equity in income of joint ventures                            317            368          1,039           804
     Fee and asset management                                      510            219            859           482
     Other income                                                  868             81          1,611           290
                                                              ----------    ----------    -----------   -----------
          Total revenues                                        86,549         56,939        236,728       140,483
                                                              ----------    ----------    -----------   -----------

EXPENSES
     Property operating and maintenance                         25,366         20,889         72,244        49,544
     Real estate taxes                                           8,153          5,769         23,122        15,436
     General and administrative                                  2,153          1,048          6,043         3,088
     Interest                                                   13,414          7,466         36,680        20,742
     Depreciation and amortization                              20,411         12,895         57,388        31,425
                                                              ----------    ----------    -----------   -----------
          Total expenses                                        69,497         48,067        195,477       120,235
                                                              ----------    ----------    -----------   -----------

INCOME BEFORE LOSSES RELATED TO EARLY RETIREMENT OF DEBT
     AND MINORITY INTERESTS                                     17,052          8,872         41,251        20,248

LOSSES RELATED TO EARLY RETIREMENT OF DEBT                                                                    (286)
                                                              ----------    ----------    -----------   -----------
INCOME BEFORE MINORITY INTERESTS                                17,052          8,872         41,251        19,962
MINORITY INTERESTS                                                 (59)          (612)        (1,043)       (1,209)
                                                              ----------    ----------    -----------   -----------
NET INCOME                                                      16,993          8,260         40,208        18,753
PREFERRED SHARE DIVIDENDS                                       (2,343)                       (7,029)
                                                              ----------    ----------    -----------   -----------
NET INCOME TO COMMON SHAREHOLDERS                             $ 14,650      $   8,260     $   33,179    $   18,753
                                                              ==========    ==========    ===========   ===========

BASIC EARNINGS PER SHARE                                      $   0.33      $    0.27     $     0.83    $     0.77
DILUTED EARNINGS PER SHARE                                    $   0.31      $    0.27     $     0.79    $     0.76

DISTRIBUTIONS DECLARED PER COMMON SHARE                       $  0.505      $   0.490     $    1.515    $    1.470

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                44,370         30,410         40,115        24,487

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     DILUTIVE EQUIVALENT SHARES OUTSTANDING                     47,437         33,128         43,116        24,791


                 See Notes to Consolidated Financial Statements.

                                             CAMDEN PROPERTY TRUST
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
(In thousands)

                                                                                             NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                      --------------------------
                                                                                         1998           1997
                                                                                      -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                                       $   40,208     $   18,753
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                   57,388         31,425
          Equity in income of joint ventures, net of cash received                           486           (147)
          Minority interests                                                               1,043          1,209
          Accretion of discount on unsecured notes payable                                   124            105
          Losses related to early retirement of debt                                                        286
          Net change in operating accounts                                                (2,039)       (14,051)
                                                                                      -----------   ------------
          Net cash provided by operating activities                                       97,210         37,580

CASH FLOW FROM INVESTING ACTIVITIES
     Cash of Oasis and Paragon at acquisition                                              7,253         12,400
     Net proceeds from Third Party Transaction                                           226,128
     Increase in real estate assets                                                     (271,742)       (62,583)
     Net proceeds from sales of properties                                                42,513
     Net proceeds from sale of joint venture                                               6,841
     Increase in investment in joint ventures                                             (4,795)
     Decrease in investment in joint ventures                                              1,478          4,624
     Decrease in affiliate notes receivable                                                5,389          6,220
     Other                                                                                (1,146)          (480)
                                                                                      -----------   ------------
          Net cash provided by (used in) investing activities                             11,919        (39,819)

CASH FLOW FROM FINANCING ACTIVITIES
     Net increase (decrease) in credit facility and short-term notes                     113,792         (1,500)
     Debt repayments from Third Party Transaction                                       (114,248)
     Proceeds from notes payable                                                          50,600        100,000
     Repayment of notes payable                                                          (65,001)      (198,096)
     Proceeds from issuance of common shares                                                            142,643
     Distributions to shareholders and minority interests                                (63,055)       (38,762)
     Repurchase of common shares                                                          (1,616)
     Payment of loan costs                                                                (1,663)          (920)
     Losses related to early retirement of debt                                                            (286)
     Other                                                                                 1,543            679
                                                                                      -----------   ------------
          Net cash (used in) provided by financing activities                            (79,648)         3,758
                                                                                      -----------   ------------
          Net increase in cash and cash equivalents                                       29,481          1,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             6,468          2,366
                                                                                      -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   35,949     $    3,885
                                                                                      ===========   ============
SUPPLEMENTAL INFORMATION
     Cash paid for interest, net of interest capitalized                              $   31,767     $   21,362
     Interest capitalized                                                             $    6,385     $    2,605
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
     Acquisition of Oasis  (including the Third Party  Transaction) and Paragon, net of cash acquired:
          Fair value of assets acquired                                               $  783,500     $  648,203
          Liabilities assumed                                                            495,708        332,961
          Common shares issued                                                           395,528        262,370
          Preferred shares issued                                                        104,125
          Fair value of minority interest                                                 21,520         65,272
    Notes payable assumed upon purchase of property                                   $   22,424
    Conversion of 7.33% subordinated debentures to common shares, net                 $    2,242     $   20,385
    Value of shares issued under benefit plans, net                                   $    6,180     $    3,388

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

BUSINESS

        Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 1998, the Company owned interests in, operated or was developing 165 multifamily properties containing 56,750 apartment homes located in nine states. Fourteen of the Company's multifamily properties containing 5,680 apartment homes were under development at September 30, 1998. The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 2,377 apartment homes in six properties for third-parties at September 30, 1998.

ACQUISITION OF OASIS RESIDENTIAL, INC.

        On April 8, 1998, Oasis Residential Inc. ("Oasis") merged with and into a wholly-owned subsidiary of the Company (the "Oasis Merger"), pursuant to an Agreement and Plan of Merger dated as of December 16, 1997 (the "Merger Agreement"), as amended. As provided in the Merger Agreement, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 shares of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A Cumulative Convertible Preferred Shares (the "Preferred Shares") with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 common shares and 4,165,000 Preferred Shares in exchange for the outstanding common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger. In connection with the Oasis Merger, the Company obtained a managing member interest in Oasis Martinique, LLC. The remaining interest comprising 672,490 units (the "Martinique Units"), which are exchangeable on a one-for-one basis into the Company's common shares, is accounted for as a minority interest.

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

        On June 30, 1998, the Company completed the Third Party Transaction for an aggregate of $248 million with a private limited liability company (the "LLC"). The Company retained a 20% interest in the LLC, which is included in investment in joint ventures. The Third Party Transaction was funded with capital invested by the LLC members, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. The LLC assumed the $190 million of treasury locks which Camden had entered into during the first quarter of 1998 as a hedge against interest rate exposure for the LLC. The treasury locks were unwound by the LLC simultaneously with the completion of the funding for the Third Party Transaction. Camden used the net proceeds from the Third Party Transaction to reduce outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company utilized $76.9 million of the escrow funds to purchase two properties which closed in July 1998. No book gain or loss was recorded by Camden as a result of the Third Party Transaction. Camden continues to provide property management services for these assets.

        The Oasis Merger has been recorded under the purchase method of accounting. In accordance with generally accepted accounting principles, the purchase price was preliminarily allocated to the net assets acquired based on their estimated fair values. Such estimates may be revised at a later date. No goodwill is expected to be recorded in this transaction. The accompanying consolidated statements of operations include the operating results of Oasis since April 1, 1998, the effective date of the Oasis Merger for accounting purposes. Pro forma unaudited consolidated operating results of the Company for the nine months ended September 30, 1998 and 1997, assuming that the Oasis Merger and the Third Party Transaction had been made as of January 1, 1997, are summarized below (in thousands, except per share amounts):


                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                  --------------------------
                                                     1998             1997
                                                  ---------        ---------
Total revenues                                    $ 250,757        $ 200,190
Net income to common shareholders                 $  36,753        $  26,615
Basic earnings per share                          $    0.83        $    0.72
Diluted earnings per share                        $    0.79        $    0.72

        These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Oasis Merger and the Third Party Transaction been completed on the date indicated, nor are they necessarily indicative of future operations.

ACQUISITION OF PARAGON GROUP, INC.

        On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15,1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued 9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

REAL ESTATE ASSETS AT COST

        The Company capitalized $18.7 million and $11.0 million in the nine months ended September 30, 1998 and 1997, respectively, of renovation and improvement costs which extended the economic lives and enhanced the earnings of its multifamily properties. If the accounting policy described below had been adopted as of January 1, 1997, the amounts capitalized for the nine months ended September 30, 1998 and 1997 would have increased to $19.8 million and $13.8 million, respectively.

        Effective April 1, 1998, the Company implemented prospectively a new accounting policy whereby expenditures for carpet, appliances and HVAC unit replacements are capitalized and depreciated over their estimated useful lives. Previously, all such replacements had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. See New Accounting Pronouncements below for the effect of this change and the Company's adoption of a new accounting pronouncement on Camden's financial results for both of the quarters ended June 30, 1998 and September 30, 1998.

PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $6.0 million and $15.7 million for the three and nine months ended September 30, 1998, respectively, and $4.5 million and $10.0 million for the three and nine months ended September 30, 1997, respectively.

COMMON SHARE DISTRIBUTION DECLARATION

        On September 15, 1998, the Company announced that its Board of Trust Managers had declared its third quarter distribution in the amount of $0.505 per share. On October 16, 1998, the distributions were paid to all holders of record of Camden's common shares as of September 30, 1998, and an equivalent amount per unit was paid to holders of OP and Martinique Units.
This distribution to common shareholders and holders of OP and Martinique Units equates to an annualized dividend rate of $2.02 per share or unit.

PREFERRED SHARE DIVIDEND DECLARATION

        On September 15, 1998, the Company also announced that its Board of Trust Managers had declared a quarterly dividend on its Preferred Shares, which were reissued for Oasis Preferred Stock in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable November 16, 1998 to all preferred shareholders of record as of September 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred for transactions entered into on or after March 20, 1998. Prior to Camden's adoption of this policy, the Company had been capitalizing such costs. The effect of the Company's adoption of Issue No. 97-11 and the new accounting policy for carpet, appliances and HVAC unit replacements on the three months ended June 30, 1998 and September 30, 1998 was to increase the net income to common shareholders by $1.1 million ($0.03 per basic earnings per share and $0.02 per diluted earnings per share), and $1.3 million ($0.03 per basic and diluted earnings per share), respectively.

        On July 23, 1998, the EITF reached a consensus decision on Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, which requires companies to consolidate certain Rabbi Trust plans into their financial statements. The adoption of this EITF did not impact the Company since Camden's Rabbi Trust plan does not meet the criteria for consolidation.

EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997, with 1997 restated to conform with the requirements of SFAS No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                     Three Months                Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              -------------------------  --------------------------
                                                                1998           1997        1998            1997
                                                              ----------     ----------  ----------     -----------
BASIC EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                   44,370         30,410      40,115          24,487
                                                              ==========     ==========  ==========     ===========
          Basic Earnings Per Share                            $    0.33      $    0.27   $    0.83       $    0.77
                                                              ==========     ==========  ==========     ===========

DILUTED EARNINGS PER SHARE:
    Weighted Average Common Shares Outstanding                   44,370         30,410      40,115          24,487
    Shares Issuable from Assumed Conversion of:
          Common Share Options and Awards Granted                   387            372         414             304
          Minority Interest Units*                                2,680          2,346       2,587
                                                              ----------     ----------  ----------     -----------
    Weighted Average Common Shares Outstanding,
       as Adjusted                                               47,437         33,128      43,116          24,791
                                                              ==========     ==========  ==========     ===========
          Diluted Earnings Per Share                          $    0.31      $    0.27   $    0.79       $    0.76
                                                              ==========     ==========  ==========     ===========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
    Net Income                                                $  16,993      $   8,260   $  40,208       $  18,753
    Less:  Dividends on Preferred Shares                          2,343                      7,029
                                                               ---------      ---------   ---------       ---------
    Net Income to Common Shareholders                            14,650          8,260      33,179          18,753
          (Basic Earnings Per Share Computation)
    Minority Interests*                                              59            612       1,043
                                                              ----------     ----------  ----------     -----------
    Net Income to Common Shareholders, as Adjusted
          (Diluted Earnings Per Share Computation)            $  14,709      $   8,872   $  34,222       $  18,753
                                                              ==========     ==========  ==========     ===========

     * Minority interest units were antidilutive for the nine months ended September 30, 1997.

RECLASSIFICATIONS

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.  NOTES PAYABLE

The following is a summary of the Company's indebtedness:

(In millions)

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1998                1997
                                                                              ----------------    ---------------
Senior Unsecured Notes:
     6 5/8% - 7 1/4% Notes, due 2001-2006                                        $  323.9            $  174.0
     Reset Notes, due 2002                                                           75.0                75.0
     7.172% Medium-Term Notes, due 2004                                              25.0                25.0
     Unsecured Credit Facilities and Short-Term Borrowings                          149.0                43.0
                                                                                 ---------           ---------
                                                                                    572.9               317.0

Secured Notes - Mortgage Loans (4 9/10% - 9 1/2%)                                   389.8               163.8

                                                                                 ---------           ---------
             Total notes payable                                                 $  962.7            $  480.8
                                                                                 =========           =========

Floating rate debt included in unsecured notes payable, net of
   $25 million hedging agreement (6 1/10% - 7 3/4%)                              $  199.0            $   93.0
Floating rate tax-exempt debt included in mortgage loans (4 9/10% - 5 3/10%)     $   64.7


        As a result of the Oasis Merger, the Company assumed $228 million in conventional mortgage loans with interest rates ranging from 5 1/10% to 9 1/2%. As of September 30, 1998, $217.0 million of conventional mortgage loans were outstanding. An $8.9 million conventional mortgage loan assumed matured in October 1998 and was paid off utilizing funds from the medium-term note issuances discussed below.

        In conjunction with the Oasis Merger, Camden assumed $150 million in senior unsecured notes payable issued by Oasis in November 1996 (the "Notes Payable"), as well as acquired the use of Oasis' unsecured line of credit (the "Oasis Credit Facility"). The Notes Payable, due in equal increments in November 2001, 2003 and 2006, bear interest at annual rates ranging from 6 3/4% to 7 1/4%, payable quarterly. The Oasis Credit Facility, which has a maximum borrowing capacity of $50 million, matures in December 1998, and bears interest at LIBOR plus 115 basis points.

        Proceeds from the Third Party Transaction were used to pay down approximately $114 million on the Unsecured Credit Facilities and short-term borrowings and $9.9 million of existing indebtedness, and $112 million was set aside into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company utilized $76.9 million of the escrow funds to purchase two properties which closed in July 1998.

        At September 30, 1998, the weighted average interest rate on total notes payable was 6.9%.

        Subsequent to September 30, 1998, the Company issued $12 million and $90 million principal amounts of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in October
2000, bear interest at rates of 6.92% and 7.23%, respectively, payable semiannually on March 15 and September 15. The net proceeds were used to liquidate the $75 million Reset Notes, pay off certain mortgage notes payable, and reduce indebtedness incurred under the Unsecured Credit Facility.

3.  NET CHANGE IN OPERATING ACCOUNTS

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                         -------------------------
                                                                                            1998           1997
                                                                                         ----------     ----------
Decrease (increase) in assets:
         Accounts receivable - affiliates                                                 $  1,298      $   2,148
         Other assets, net                                                                   2,171         (1,105)
         Restricted cash - escrow deposits                                                   1,337          1,189

Increase (decrease) in liabilities:
         Accounts payable                                                                   (5,027)        (5,057)
         Accrued real estate taxes                                                           5,028          2,644
         Accrued expenses and other liabilities                                             (6,846)       (13,870)
                                                                                         ----------     ----------
                  Net change in operating accounts                                        $ (2,039)     $ (14,051)
                                                                                         ==========     ==========

4. CONVERTIBLE SUBORDINATED DEBENTURES

        During the first nine months of 1998, debentures in the principal amount of $2.3 million were converted into 95,038 common shares. These debentures were converted on or before the record date for the quarterly dividend and the related debenture interest was forfeited by the debenture holders in accordance with the indenture and the unpaid interest payable was credited to additional paid in-capital. In addition, $50,000 of unamortized debenture issue costs were reclassified to additional paid-in capital. Had all converted debentures converted as of the beginning of the period, basic earnings per share and diluted earnings per share would have remained the same for the three and nine months ended September 30, 1998.

5. RESTRICTED SHARE AND OPTION AWARDS

        During the first nine months of 1998, the Company granted 222,449 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares have vesting periods of up to five years. Additionally, 1,421,510 options to purchase Camden common shares were granted at an exercise price equal to the market price on the date of grant and are exercisable in equal increments on or following each of the first three anniversaries of the date of grant. During the nine month period ended September 30, 1998, previously granted options for 103,334 shares became exercisable and 76,489 restricted shares vested. The Company also converted all unexercised Oasis stock options held by former employees of Oasis into 894,111 options to purchase Camden common shares based on the 0.759 exchange ratio described in Note 1. All of the Oasis options became fully vested upon conversion.

6. COMMON SHARE REPURCHASE PROGRAM

        In September 1998, the Board of Trust Managers authorized the Company to repurchase up to $50 million of Camden's common shares through open market purchases and private transactions. At September 30, 1998 the Company had repurchased 62,000 common shares for a total cash outlay of $1.6 million.

7. COMMITMENTS AND CONTINGENCIES

        Prior to the Oasis Merger, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the "Fair Housing Act" as it pertained to properties constructed for first occupancy after March 31, 1991. The Company is currently inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. At this time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of required work, if any, has yet to be determined.

8. CONVERTIBLE PREFERRED SHARES

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

9. SUBSEQUENT EVENTS

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

        Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company")report as a single business segment with activities related to the ownership, development, acquisition, management, marketing and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 1998, the Company owned interests in, operated or was developing 165 multifamily properties containing 56,750 apartment homes located in nine states. Fourteen of the Company's multifamily properties containing 5,680 apartment homes were under development at September 30, 1998 (the "Development Properties"). The Company has several additional sites which it intends to develop into multifamily apartment communities. Additionally, the Company managed 2,377 apartment homes in six properties for third-parties at September 30, 1998.

ACQUISITION OF OASIS RESIDENTIAL, INC.

        On April 8, 1998, the Company acquired through a tax-free merger, Oasis Residential, Inc. ("Oasis"), a publicly traded Las Vegas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 100 to 152 completed multifamily properties, and from 38,460 to 50,183 apartment homes at the date of acquisition. Upon completion of ten properties under development, the Company's portfolio at the date of acquisition would have increased to 54,314 apartment homes in 162 properties. As provided in the Plan of Merger dated December 16, 1997, as amended, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 share of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as Camden Series A Cumulative Convertible Preferred Shares (the "Preferred Shares") with comparable terms and conditions as previously existed with respect to the Oasis Preferred Stock. The Company issued 12,392,893 common shares and 4,165,000 Preferred Shares in exchange for the outstanding common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger. In connection with the Oasis Merger, the Company obtained a managing member interest in Oasis Martinique, LLC. The remaining interest comprising 672,490 units (the "Martinique Units"), which are exchangeable on a one-for-one basis into the Company's common shares, is accounted for as a minority interest. In connection with the Oasis Merger, Camden disclosed its intentions of entering into a joint venture investment (the "Joint Venture") in order to transfer into the Joint Venture 19 apartment communities containing 5,119 apartment homes located in Las Vegas (the "Third Party Transaction").

        On June 30, 1998, the Company completed the Third Party Transaction for an aggregate of $248 million with a private limited liability company
(the "LLC"). The Company retained a 20% interest in the LLC, which is included in investment in joint ventures. The Third Party Transaction was funded with capital invested by the LLC members, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two
                                     - 12 -
nonrecourse second lien mortgages totaling $7 million. The LLC assumed the $190 million of treasury locks which Camden had entered into during the first quarter of 1998 as a hedge against interest rate exposure for the LLC. The treasury locks were unwound by the LLC simultaneously with the completion of the funding for the Third Party Transaction. Camden used the net proceeds from the Third Party Transaction to reduce outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed. The Company utilized $76.9 million of the escrow funds to purchase two properties which closed in July 1998. No book gain or loss was recorded by Camden as a result of the Third Party Transaction. Camden continues to provide property management services for these assets.

ACQUISITION OF PARAGON GROUP, INC.

        On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes (the
"Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15,1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued 9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units
("OP Units") in Camden Operating, L.P.(the "Operating Partnership") and assumed approximately $296 million of Paragon debt in connection with the Paragon Acquisition.

PROPERTY PORTFOLIO

        The Company's   multifamily   property  portfolio,   including
Development Properties but excluding land held for development, at September 30, 1998 and December 31, 1997 is summarized as follows:


                                                SEPTEMBER 30, 1998                            DECEMBER 31, 1997
                                    -------------------------------------------  -------------------------------------------
                                        Number of         Number of     % (a)         Number of         Number of    % (a)
                                     Apartment Homes      Properties               Apartment Homes     Properties
                                    -------------------  -------------  -------  --------------------  ------------  -------
Texas
             Houston                        8,558               21        17%             7,710              19        22%
             Dallas (b) (c)                 9,981               27        19              9,381              26        24
             Austin                         1,745                6         4              1,745               6         5
             Other                          1,641                5         3              1,585               5         4
                                         ---------          -------     -------        ---------          ------     -------
                   Total Texas             21,925               59        43             20,421              56        55
Properties
                                         ---------          -------     -------        ---------          ------     -------

Arizona                                     2,651                8         5              2,134               6         6
California                                  1,652                4         3
Colorado (b)                                2,312                7         4
Florida                                     8,411               21        17              6,661              18        19
Kentucky                                    1,574                6         3              1,574               6         4
Missouri                                    3,327                8         7              3,487              10        10
Nevada (b)                                 12,163               42        14
North Carolina (b) (c)                      2,735               10         4              2,735              10         6
                                         ---------          -------     -------        ---------          ------     -------
          Total Properties                 56,750              165       100%            37,012             106       100%
                                                            =======     =======                           ======     =======
Less: Joint Venture Apartment
      Homes (b) (c)                         6,704                                         1,264
                                         ---------                                     ---------
Total Apartment Homes
      - Owned 100%                         50,046                                        35,748
                                         =========                                     =========


  (a) Based on number of apartment homes owned 100%.
  (b) Includes one property with 708 apartment homes in Dallas, one property with 321 apartment homes in Colorado, 19 properties with 5,119 apartment homes in Nevada, and two properties with 556 apartment homes in North Carolina owned through joint venture investments at September 30, 1998.
  (c) Includes one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina owned through joint venture investments at December 31, 1997.

PROPERTY UPDATE

        During the first quarter of 1998, The Park at Vanderbilt, Phase II, which was completed in the third quarter of 1997, stabilized. In the second quarter of 1998, The Park at Centreport and The Park at Buckingham, which were completed in the fourth quarter of 1997, stabilized. During the third quarter of 1998, lease-ups began at The Park at Towne Center and Renaissance Pointe II.

The following table sets forth information regarding the Development Properties at September 30, 1998:


                                                         Number of     Estimated
                                            Project      Apartment       Cost          Estimated Date      Estimated Date
Property and Location                        Type          Homes      ($ millions)*    of Completion      of Stabilization
--------------------------------------  -------------  ------------  --------------  ------------------ -------------------
The Park at Towne Center                    Garden           240         $ 13.4              4Q98                2Q99
   Glendale, AZ
Renaissance Pointe II                       Garden           306           17.3              1Q99                3Q99
   Orlando, FL
The Park at Goose Creek                   Affordable         272           11.8              2Q99                4Q99
   Baytown, TX
The Park at Interlocken                     Garden           340           34.9              2Q99                4Q99
   Denver, CO
The Park at Midtown                          Urban           337           21.5              2Q99                4Q99
   Houston, TX
The Park at Oxmoor                          Garden           432           22.1              3Q99                2Q00
   Louisville, KY
The Park at Holly Springs                   Garden           548           37.1              3Q99                3Q00
   Houston, TX
The Park at Lee Vista                       Garden           492           32.8              4Q99                3Q00
   Orlando, FL
The Park at Greenway                         Urban           756           55.7              4Q99                4Q00
   Houston, TX
The Park at Arizona Center                   Urban           325           22.0              1Q00                3Q00
   Phoenix, AZ
The Park at Mission Viejo                   Garden           380           42.0              2Q00                4Q00
   Mission Viejo, CA
The Park at Farmers Market, Phase I          Urban           600           45.9              3Q00                2Q01
   Dallas, TX
                                                         -------       --------
                                                           5,028          356.5
Marina Pointe II                            Garden           352           25.2              To Be               To Be
   Tampa, FL                                                                               Determined          Determined
The Park at Steeplechase                  Affordable         300           13.5              To Be               To Be
   Houston, TX                                                                             Determined          Determined
                                                         -------       --------
     Total for 14 Development Properties                   5,680         $395.2
                                                        ========       ========

     * At September 30, 1998, the Company had incurred $150.3 million of the estimated $395.2 million.

        The Company stages its construction to allow leasing and occupancy during the construction period thereby minimizing the lease-up period following completion of construction. The Company's accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied units are expensed against revenues generated by those units as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such units are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or one year from opening the leasing office, whichever occurs first, all units are considered operating and the Company begins expensing all items that were previously considered as carrying costs.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

        The changes in operating results from period to period are primarily due to the Oasis Merger, development of three properties aggregating 1,166 apartment homes, the acquisition of seven properties containing 3,027 apartment homes, the disposition of 11 properties containing 2,986 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the third quarter of 1998 increased by 10,990, or 33.3%, from 33,016 to 44,006. Total operating properties were 128 and 98 at September 30, 1998 and 1997, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 44,006 and 33,016 exclude the impact of the Company's ownership interest in apartment homes owned in joint ventures throughout the quarters.

        The average rental income per apartment home per month increased
$65, or 12.1%, from $539 to $604 for the third quarter of 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis Merger, the seven acquired properties and completion of new development properties. Overall average occupancy changed slightly from 94.5 % for the quarter ended September 30, 1997 to 93.8% for the quarter ended September 30, 1998.

        Other property income increased $2.2 million from $2.9 million to $5.1 million for the quarters ended September 30, 1997 and 1998, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and an $824,000 increase from new revenue sources such as telephone, cable and water.

        Property operating and maintenance expenses increased $4.5 million, from $20.9 million to $25.4 million, and decreased as a percent of total property income from 37.1% to 29.9% for the quarters ended September 30, 1997 and 1998, respectively. The Company's operating expense ratio decreased over the prior year quarter primarily as a result of operating efficiencies resulting from operating a larger portfolio and the impact of the Company's April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, the Company had been expensing these costs. Had this policy change not been adopted, the third quarter 1998 operating expense ratio would have been 32.0%.

        Real estate taxes increased $2.4 million from $5.8 million to $8.2 million for the quarters ended September 30, 1997 and 1998, respectively, which represents an annual increase of $42 per apartment home. Real estate taxes per apartment home have increased due to increases in the valuations of renovated, acquired and developed properties, and increases in property tax rates. This increase per apartment home was partially offset by lower property taxes in the portfolio added through the Oasis Merger.

        General and administrative expenses increased $1.1 million from $1.0 million to $2.2 million, and increased as a percent of revenues from 1.8 % to 2.5%. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1.

        Interest expense increased from $7.5 million to $13.4 million due to increased indebtedness related to the Oasis Merger, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt, the equity offering that occurred in July 1997 and property dispositions. Interest capitalized was $2.9 million and $891,000 for the quarters ended September 30, 1998 and 1997, respectively.

        Depreciation and amortization increased from $12.9 million to $20.4 million. This increase was due primarily to the Oasis Merger, developments, renovations and property acquisitions.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

        The changes in operations results from period to period are primarily due to the Oasis Merger, the Paragon Acquisition, development of five properties aggregating 1,834 apartment homes, the acquisition of seven properties containing 3,027 apartment homes, the disposition of 11 properties containing 2,986 apartment homes and an increase in new operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the first nine months of 1998 increased by 13,968 apartment homes, or 50.3%, from 27,744 to 41,712. Total operating properties were 128 and 98 at September 30, 1998 and 1997, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 41,712 and 27,744 exclude the impact of the Company's ownership interest in apartment homes owned in joint ventures throughout the nine month periods.

        The average rental income per apartment home per month increased $55, or 10.4%, from $530 to $585 for the nine months ended September 30, 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis Merger, the seven acquired properties and completion of new development properties.

        Other property income increased $7.1 million from $6.5 million to $13.6 million for the nine months ended September 30, 1997 and 1998, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $2.7 million increase from new revenue sources such as telephone, cable and water.

        Property operating and maintenance expenses increased $22.7 million, from $49.5 million to $72.2 million, and decreased as a percent of total property income from 35.7% to 31.0% for the nine months ended
September 30, 1997 and 1998, respectively. The Company's operating expense ratio decreased over the prior year primarily as a result of operating efficiencies resulting from operating a larger portfolio and the impact of the Company's April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, the Company had been expensing these costs. Had this policy change not been adopted, the nine months ended September 30, 1998 operating expense ratio would have been 32.5%.

        Real estate taxes increased $7.7 million from $15.4 million to $23.1 million for the nine months ended September 30, 1997 and 1998, respectively, which represents an annual decrease of $2 per apartment home. Real estate taxes per apartment home have decreased due to lower property taxes in the Camden portfolio outside of Texas. This decrease per apartment home was offset by increases in the valuations of renovated, acquired and developed properties, and increases in property tax rates.

        General and administrative expenses increased $3.0 million from $3.1 million to $6.0 million, and increased slightly as a percent of revenues from 2.2% to 2.6%. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1, which is partially offset by efficiencies resulting from operating a larger portfolio.

        Interest expense increased from $20.7 million to $36.7 million due to increased indebtedness related to the Oasis Merger, Paragon Acquisition, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt, the equity offering that occurred in July 1997 and property dispositions. Interest capitalized was $6.4 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively.

        Depreciation and amortization increased from $31.4 million to $57.4 million. This increase was due primarily to the Oasis Merger, Paragon Acquisition, developments, renovations and property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRUCTURE

        The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) targeting a ratio of total debt to total market capitalization of less than 50%; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate; (iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining conservative coverage ratios. The interest coverage ratio was 3.8 and 3.9 times earnings before interest, depreciation, and amortization for the three months ended September 30, 1998 and 1997, respectively, and 3.7 and 3.5 times earnings before interest, depreciation, and amortization for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY

        The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, the $150 million unsecured line of credit (the "Unsecured Credit Facility"), the $50 million unsecured line of credit described in the Financial Flexibility section below, which was assumed as a result of the Oasis Merger (the "Oasis Credit Facility") and other short-term borrowings. The Company uses equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under its Unsecured Credit Facilities and other short-term borrowings. As of September
30, 1998, the Company had $51 million available under the Unsecured Credit Facilities, $275 million available under its universal shelf registration, and $171 million available under its medium-term note program. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. The Company considers its ability to generate cash to be sufficient, and expects to be able to meet future operating cash requirements and to pay distributions to shareholders and holders of units.

        On September 15, 1998, the Company announced that its Board of Trust Managers had declared its third quarter distribution in the amount of $0.505 per share. On October 16, 1998, the distributions were paid to all holders of record of Camden's common shares as of September 30, 1998, and an equivalent amount per unit was paid to holders of OP and Martinique Units. This distribution to common shareholders and holders of OP and Martinique Units equates to an annualized dividend rate of $2.02 per share or unit.

        On September 15, 1998, the Company also announced that its Board of Trust Managers had declared a quarterly dividend on its Preferred Shares, which were reissued for Oasis Preferred Stock in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share, is payable November 16, 1998 to all preferred shareholders of record as of September 30, 1998.

FINANCIAL FLEXIBILITY

        The Company concentrates its growth efforts toward selective development and acquisition opportunities in its core markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the nine months ended September 30, 1998, the Company had $136.1 million in developments and $141.3 million in acquisitions. In addition, Camden issued 12.4 million common shares, 4.2 million preferred shares and assumed $484 million of indebtedness at fair value to purchase Oasis. The Company has announced plans to develop 14 additional properties at an aggregate cost of approximately $395 million. The Company funds its developments and acquisitions through a combination of equity capital, ownership units, medium-term notes and other debt securities, the Unsecured Credit Facilities and other short-term borrowing arrangements. The Company also seeks to selectively dispose of assets that are not in core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $268.6 million in net proceeds received from these asset disposals, including the Third Party Transaction, during the nine months ended September 30, 1998 were reinvested in acquisitions or developments, used to retire debt or set aside into an escrow account which may be used to make tax-free exchange acquisitions or to further reduce debt if the exchange acquisitions are not completed.

       As a result of the Oasis Merger, the Company assumed $228 million in conventional mortgage loans with interest rates ranging from 5 1/10% to 9 1/2%. As of September 30, 1998, $217.0 million of conventional mortgage loans were outstanding. An $8.9 million conventional mortgage loan assumed matured in October 1998 and was paid off utilizing funds from the medium-term note issuances discussed below.

       In conjunction with the Oasis Merger, Camden assumed $150 million in senior unsecured notes payable issued by Oasis in November 1996 (the "Notes Payable"), as well as acquired the use of the Oasis Credit Facility. The
Notes Payable, due in equal increments in November 2001, 2003 and 2006, bear interest at annual rates ranging from 6 3/4% to 7 1/4%, payable quarterly. The Oasis Credit Facility, which has a maximum borrowing capacity of $50 million, matures in December 1998, and bears interest at LIBOR plus 115 basis points.

       At September 30, 1998, the weighted average interest rate on total notes payable was 6.9%.

       Subsequent to September 30, 1998, the Company issued $12 million and $90 million principal amounts of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in October 2000, bear interest at rates of 6.92% and 7.23%, respectively, payable semiannually on March 15 and September 15. The net proceeds were used to liquidate the $75 million Reset Notes, pay off certain mortgage notes payable, and reduce indebtedness incurred under the Unsecured Credit Facility.

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

       The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation. The Company's FFO for the three and nine months ended September 30, 1998, increased $16.0 million and $47.3 million, respectively, over the three and nine months ended September 30, 1997, primarily due to the Oasis Merger, Paragon Acquisition, property acquisitions, developments and improvements in the performance of the stabilized properties in the portfolio.

The calculation of FFO for the three and nine months ended September 30, 1998 and 1997 follows:

(In thousands)

                                                                         THREE MONTHS               NINE MONTHS
                                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                    ------------------------  ------------------------
                                                                      1998          1997         1998          1997
                                                                    ----------    ----------  -----------    ---------
Net income to common shareholders                                    $ 14,650      $  8,260     $ 33,179     $ 18,753
Real estate depreciation                                               20,070        12,648       56,364       30,644
Minority interests                                                         59           612        1,043        1,209
Real estate depreciation from unconsolidated ventures                     754           313        1,498          596
Interest on convertible subordinated debentures                            69           130          249          559
Amortization of deferred costs on convertible debentures                    6            13           24           77
Preferred share dividends                                               2,343                      7,029
Losses related to early retirement of debt                                                                        286
                                                                     ---------    ----------   ----------    ---------
Funds from operations                                                $ 37,951      $ 21,976     $ 99,386     $ 52,124
                                                                     =========    ==========   ==========    =========

Weighted average number of common and common                           50,800        33,428       45,454       26,978
    dilutive and antidilutive equivalent shares outstanding


REGULATION

       Prior to the Oasis Merger, Oasis had been contacted by certain regulatory agencies with regards to alleged failure to comply with the "Fair Housing Act" as it pertained to properties constructed for first occupancy after March 31, 1991. The Company is currently inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. At this time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of required work, if any, has yet to be determined.

INFLATION

       The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

       Camden has recognized the need to ensure that its computer systems, equipment and operations will not be adversely impacted by the change to the calendar Year 2000. As such, the Company has taken steps to identify and resolve potential areas of risk by implementing a Year 2000 comprehensive plan of action. The plan is divided into four phases: identification, assessment, notification/certification, and testing/contingency plan development; and includes three major elements: computer systems, equipment and third parties. The Company is on the fourth phase for its computer systems, and the third phase for its equipment and third party services.

       The Company believes that the Year 2000 issue will not pose significant operating problems for the Company's computer systems, since the significant software products the Company utilizes are already compliant and are being converted or modified by March 31, 1999 as part of system upgrades unrelated to the Year 2000 issue. The Company will develop a contingency plan which will permit its primary operations to continue if the testing of such conversions and modifications are not completed by March 31, 1999.

       The Company is communicating with key third party service providers and vendors with whom it does business, including those who have previously sold equipment to the Company, to obtain information and compliance certificates regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse impact on the Company's business and results of operations. However, failure of third parties to remediate Year 2000 issues affecting the Company's previously purchased equipment is not expected to have a material adverse impact on the Company's business or results of operations. Final determination of third party Year 2000 readiness is expected to be substantially complete in early 1999. The Company will develop contingency plans based on the results of this assessment. Potential risks include the suspension or significant curtailment of services by banks, utilities, and others.

       The total cost to the Company of addressing the Year 2000 issues with respect to its own computer systems, equipment and operations is expected to be minimal. The Company's minimal cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 ready or costs to implement any contingency plans.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1   Statement regarding Computation of Earnings Per Common
                     Share

              27.1 Financial Data Schedule (filed only electronically with the Commission)

         (b)  Reports on Form 8-K

              Current Report on Form 8-K dated June 30,1998 and filed with the Commission on July 15, 1998, contained information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro
              Forma Financial Information and Exhibits).

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST




       /s/ G. Steven Dawson                          November 12, 1998
------------------------------------        -----------------------------------
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
