Form 10-K
period 1998-12-31
CAMDEN PROPERTY TRUST
filed 1999-03-30
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

                         Commission file number: 1-12110

                              CAMDEN PROPERTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

              TEXAS                                               76-6088377
  (State or Other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

   3 GREENWAY PLAZA, SUITE 1300
          HOUSTON, TEXAS                                            77046
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (713) 354-2500

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each  exchange  on which  registered
Common Shares of Beneficial
Interest, $.01 par value                     New York Stock Exchange
7.33% Convertible Subordinated
Debentures  due 2001                         New York Stock Exchange
$2.25 Series A Cumulative Convertible
Preferred Shares, $.01 par value             New York Stock Exchange


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

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $1,029,157,584 at March 1, 1999.

The number of common shares of beneficial interest outstanding at March 1, 1999 was 42,725,791.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts I, II and IV.

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 13, 1999 are incorporated by reference in
Part III.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Camden  Property  Trust is a  Houston-based  real  estate  investment  trust
("REIT") that owns, develops, acquires, manages, markets and disposes of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. As of December 31, 1998, we owned interests in and operated 149 multifamily properties containing 51,310 apartment homes located throughout 14 core markets in nine states. These properties had a weighted average occupancy rate of 93% for the year ended December 31, 1998. Fourteen of our multifamily properties containing 5,658 apartment homes were under development at December 31, 1998. We have several additional sites which we intend to develop into multifamily apartment communities.

    On April 8, 1998, Oasis Residential, Inc. ("Oasis") was merged with and into one of our wholly-owned subsidiaries. Oasis was a REIT headquartered in Las Vegas, Nevada whose business was the operation and development of multifamily residential communities in Las Vegas, Denver and Southern California. The merger increased the size of our portfolio from 100 to 152 completed multifamily properties, and from 34,669 to 50,183 apartment homes. In this merger, each then outstanding share of Oasis common stock was exchanged for 0.759 of a Camden common share. Each then outstanding share of Oasis Series A Cumulative
Convertible  Preferred  Stock  was  reissued  as a Camden  Series  A  Cumulative
Convertible Preferred Share. The Camden preferred shares have comparable terms and conditions as the Oasis preferred stock. We issued 12.4 million common shares and 4.2 million preferred shares in the merger. We assumed approximately $484 million of Oasis debt, at fair value, in the merger. In the merger, we obtained a managing member interest in Oasis Martinique. The remaining interests are exchangeable into 672,490 Camden common shares.

    In connection with the merger with Oasis, on June 30, 1998, we completed a transaction in which we formed Sierra-Nevada Multifamily Investments, LLC. The other member of Sierra-Nevada is a private limited liability company. We retained a 20% interest in Sierra-Nevada. In this transaction, we transferred 19 apartment communities previously owned by Oasis containing 5,119 apartment homes located in Las Vegas for an aggregate of $248 million. This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. We used the net proceeds from this transaction to reduce our outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which was used to complete tax-free exchange property acquisitions, retire debt and repurchase common shares. We did not record a book gain or loss as a result of this transaction. We continue to provide property management services for these assets.

    On April 15, 1997, we acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of our portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes. Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 of a Camden common share. In this transaction, we issued 9.5 million common shares, 2.4 million limited partnership units in Camden Operating, L.P. and assumed approximately $296 million of Paragon debt at fair value.

     At December 31, 1998, we had 1,773 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

OPERATING STRATEGY

     We believe that producing consistent earnings growth and developing a strategy for selective investment in favorable markets are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

     Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which reduces operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved.

     Innovative Operating Strategies. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each property's seasonal rental patterns. We offer leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure we respond timely to residents changing needs and to ensure that residents retain a high level of satisfaction.

     New Development and Acquisitions. We believe we are well positioned in our markets and have the expertise to take advantage of both development and acquisition opportunities. This dual capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities.

     Selective development of new apartment properties in our core markets will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. We believe that we understand and effectively manage the risks associated with development and that the risks of new development are justified by higher potential yields.

     We plan to continue diversification of our investments, both geographically and in the number of apartment homes and selection of amenities offered. Our operating properties have an average age of nine years (calculated on a basis of investment dollars). We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on acquired properties.

     Dispositions. To generate consistent earnings growth, we seek to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. The $275.5 million in net proceeds received from asset disposals during 1998, including the joint venture investment in Sierra-Nevada, were reinvested in acquisitions and developments and used to retire debt and repurchase common shares.

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. All of our properties have been subjected to Phase I site assessments or similar environmental audits to determine if there is a likelihood of contamination from either on- or off-site sources. These audits have been carried out in accordance with accepted industry practices. We have also conducted limited subsurface investigations and tested for radon and lead-based paint where such procedures have been recommended by our consultants. We cannot assure you that existing environmental studies reveal all environmental liabilities or that any prior owner did not create any material environmental condition not know to us. The costs of investigation, remediation or removal of hazardous substances may be substantial. If hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent such property or to borrow using such property as collateral may be adversely affected.

     Insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, that may be subject to limitations in certain areas. Our board exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

MARKETS AND COMPETITION

     Our portfolio consists of middle to upper market apartment properties. We target acquisitions and developments in selected high-growth markets. Since our initial public offering, we have diversified into other markets in the Southwest region and into the Southeast, Midwest and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we are able to better respond to changing conditions in each market, thereby reducing market risk and allowing us to take advantage of opportunities as they arise.

     There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which our properties are located. Our properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for rental housing in certain markets, despite relatively low residential mortgage interest rates. Rental demand should be strong in areas anticipated to experience in-migration, due to the younger ages that characterize movers as well as the relatively high cost of home ownership in higher growth areas.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     We have made statements in this report that are "forward-looking" in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items relating to the future. These forward-looking statements include those made in the documents incorporated by reference in this report.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

     1. The results of our efforts to implement our property development strategy.
     2.   The  effect of  economic  conditions.
     3.   Failure  to qualify as a real estate investment trust.
     4.   The costs of our capital.
     5. Actions of our competitors and our ability to respond to those actions.
     6.   Changes in government  regulations,  tax rates and similar  matters.
     7.   Environmental uncertainties and natural disasters.
     8.   Unexpected Year 2000 problems.
     9.   Other risks detailed in our other SEC reports or filings.

     Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

ITEM 2.             PROPERTIES

THE PROPERTIES

     The Company's properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 149 properties, which we owned interests in and operated at December 31, 1998, average 838 square feet of living area.

OPERATING PROPERTIES

     For the year ended December 31, 1998, no single operating property accounted for greater than 3.2% of our total revenues. The operating properties had a weighted average occupancy rate of 93.0% and 94.0% in 1998 and 1997, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred twenty-six of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties were constructed and placed in service as follows:


       Year Placed in Service                           Number of Properties
  ------------------------------                  ------------------------------
            1993 - 1998                                         40
            1988 - 1992                                         26
            1983 - 1987                                         53
            1978 - 1982                                         19
            1973 - 1977                                          7
            1967 - 1972                                          4

Property Table

     The following table sets forth information with respect to our operating properties at December 31, 1998.

OPERATING PROPERTIES

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1998 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            ------------------------
                                           Number of      Year Placed     Average Apartment   1998 Average      Per
PROPERTY AND LOCATION                      Apartments     in Service       Size (Sq. Ft.)    Occupancy (1)   Apartment   Per Sq. Ft.
---------------------------------------- --------------- -------------- -------------------- -------------- ----------- ------------
ARIZONA
    PHOENIX
       Arrowhead Springs, The Park at            288        1997                        925            88 %   $   704    $    0.76
       Fountain Palms, The Park at (2)           192      1986/1996                   1,050            87         703         0.67
       Scottsdale Legacy                         428        1996                      1,067            90         893         0.84
       Towne Center, The Park at (3)             240        1998                        871            85         707         0.81
       Vista Valley, The Park at                 357        1986                        923            90         703         0.76
    TUCSON
       Eastridge                                 456        1984                        559            91         446         0.80
       Oracle Villa                              365        1974                      1,026            90         687         0.67
CALIFORNIA
    ORANGE COUNTY
       Martinique                                713        1986                        795            94       1,009         1.27
       Parkside (4)                              421        1972                        835            61         924         1.11
       Sea Palms                                 138        1990                        891            97       1,115         1.25
COLORADO
    DENVER
       Centennial, The Park at                   276        1985                        744            96         715         0.96
       Deerwood, The Park at                     342        1996                      1,141            95       1,093         0.96
       Denver West, The Park at (5)              321        1997                      1,012            96       1,033         1.02
       Lakeway, The Park at                      451        1997                        919            95         953         1.04
       Park Place                                224        1985                        748            95         706         0.94
       Wexford, The Park at                      358        1986                        810            95         750         0.93
FLORIDA
    ORLANDO
       Grove, The                                232        1973                        677            97         537         0.79
       Landtree Crossing                         220        1983                        748            95         594         0.79
       Renaissance Pointe                        272        1996                        940            95         793         0.84
       Riverwalk I & II                          552      1984/1986                     747            92         552         0.74
       Sabal Club (2)                            436        1986                      1,077            91         845         0.78
       Vineyard, The (6)                         526      1990/1991                     824            97         669         0.81
    TAMPA/ST. PETERSBURG
       Chase Crossing                            444        1986                      1,223            88         784         0.64
       Chasewood                                 247        1985                        704            95         548         0.78
       Dolphin/Lookout Pointe                    832      1987/1989                     748            94         646         0.86
       Heron Pointe                              276        1996                        942            95         824         0.88
       Island Club I & II                        484      1983/1985                     722            95         533         0.74
       Live Oaks (2)                             770        1990                      1,093            89         743         0.68
       Mallard Pointe I & II                     688      1982/1983                     728            93         573         0.79
       Marina Pointe Village (9)                 408        1997                        927            89         795         0.86
       Parsons Run                               228        1986                        728            97         572         0.78
       Schooner Bay                              278        1986                        728            95         636         0.87
       Summerset Bend                            368        1984                        771            94         597         0.77
KENTUCKY
    LOUISVILLE
       Copper Creek                              224        1987                        732            92         623         0.85
       Deerfield                                 400      1987/1990                     746            89         625         0.84
       Glenridge                                 138        1990                        916            89         735         0.80
       Post Oak                                  126        1981                        847            92         586         0.69
       Sundance                                  254        1975                        682            92         533         0.78
MISSOURI
    KANSAS CITY
       Camden Passage I & II                     596      1989/1997                     832            95         695         0.83
    ST. LOUIS                                                                                          92
       Cedar Ridge (2)                           420        1986                        852            96         550         0.65
       Cove at Westgate, The                     276        1990                        828            93         846         1.02
       Knollwood I & II                          608      1981/1985                     722            91         534         0.74
       Spanish Trace                             372        1972                      1,158            88         714         0.62
       Tempo                                     304        1975                        676            94         502         0.74
       Westchase                                 160        1986                        945            89         849         0.90
       Westgate I & II (4)                       591      1973/1980                     947            92         741         0.78
NEVADA
    LAS VEGAS
       Oasis Bay (5)                             128        1990                        862            96         717         0.82
       Oasis Bel Air I & II                      528      1988/1995                     943            94         670         0.71
       Oasis Breeze                              320        1989                        846            95         673         0.80

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1998 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            ------------------------
                                           Number of     Year Placed     Average Apartment    1998 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)     Occupancy (1)  Apartment  Per Sq. Ft.
----------------------------------------- ------------ --------------- ------------------- --------------- ----------- ------------
       Oasis Canyon                              200        1995                        987            92 %   $   776    $    0.79
       Oasis Cliffs                              376        1988                        936            92         733         0.78
       Oasis Club                                320        1989                        896            95         711         0.79
       Oasis Cove                                124        1990                        898            97         680         0.76
       Oasis Crossings (5)                        72        1996                        983            90         752         0.77
       Oasis Del Mar                             560        1995                        986            94         801         0.81
       Oasis Emerald (5)                         132        1988                        873            94         642         0.74
       Oasis Gateway (5)                         360        1997                      1,146            92         850         0.74
       Oasis Glen                                113        1994                        792            98         686         0.88
       Oasis Greens                              432        1990                        892            93         702         0.79
       Oasis Harbor                              336        1996                      1,008            94         785         0.78
       Oasis Heights                             240        1989                        849            93         659         0.78
       Oasis Heritage (5)                        720        1986                        950            88         604         0.64
       Oasis Hills                               184        1991                        579            95         507         0.88
       Oasis Island (5)                          118        1990                        901            93         651         0.72
       Oasis Landing (5)                         144        1990                        938            94         694         0.74
       Oasis Meadows (5)                         383        1996                      1,031            89         782         0.76
       Oasis Palms (5)                           208        1989                        880            96         664         0.75
       Oasis Paradise                            624        1991                        905            93         743         0.82
       Oasis Pearl (5)                            90        1989                        930            95         671         0.72
       Oasis Pines                               315        1997                      1,005            91         795         0.79
       Oasis Place (5)                           240        1992                        440            94         440         1.00
       Oasis Plaza (5)                           300        1976                        820            95         603         0.74
       Oasis Pointe                              252        1996                        985            95         749         0.76
       Oasis Ridge (5)                           477        1984                        391            91         432         1.10
       Oasis Rose (5)                            212        1994                      1,025            92         719         0.70
       Oasis Sands                                48        1994                      1,125            94         735         0.65
       Oasis Springs (5)                         304        1988                        838            94         635         0.76
       Oasis Suites (5)                          409        1988                        404            93         444         1.10
       Oasis Summit                              234        1995                      1,187            94       1,063         0.90
       Oasis Tiara                               400        1996                      1,043            95         829         0.79
       Oasis Topaz                               270        1978                        827            90         603         0.73
       Oasis View (5)                            180        1983                        940            93         665         0.71
       Oasis Vinings (5)                         234        1994                      1,152            94         739         0.64
       Oasis Vintage                             368        1994                        978            92         731         0.75
       Oasis Vista (5)                           408        1985                        896            86         527         0.59
       Oasis Winds                               350        1978                        807            89         598         0.74
    RENO
       Oasis Bluffs                              450        1997                      1,111            93         991         0.89
NORTH CAROLINA
    CHARLOTTE
       Copper Creek                              208        1989                        703            92         610         0.87
       Eastchase                                 220        1986                        698            91         569         0.82
       Habersham Pointe                          240        1986                        773            91         646         0.84
       Overlook, The (5)                         220        1985                        754            93         665         0.88
       Park Commons                              232        1997                        859            92         726         0.84
       Pinehurst                                 407        1967                      1,147            90         758         0.66
       Timber Creek                              352        1984                        706            90         606         0.86
    GREENSBORO
       Brassfield Park (5)                       336        1997                        889            94         713         0.80
       Glen, The                                 304        1980                        662            88         555         0.84
       River Oaks                                216        1985                        795            90         626         0.79
TEXAS
    AUSTIN
       Autumn Woods                              283        1984                        644            94         566         0.88
       Calibre Crossing                          183        1986                        705            98         607         0.86
       Huntingdon, The                           398        1995                        903            96         785         0.87
       Quail Ridge                               167        1984                        859            97         672         0.78
       Ridgecrest                                284        1995                        851            95         753         0.88
       South Oaks                                430        1980                        705            94         589         0.83
    CORPUS CHRISTI
       Breakers, The                             288        1996                        861            92         757         0.88


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1998 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            ------------------------
                                           Number of     Year Placed     Average Apartment    1998 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
----------------------------------------- ------------ ---------------- ------------------- --------------- ----------- ------------
       Miramar I, II & III (7)                   300   1994/1995/1998                   708            89%  $     789    $    1.11
       Potters Mill                              344        1986                        775            91         597         0.77
       Waterford, The                            580      1976/1980                     767            91         521         0.68
    DALLAS/FORT WORTH
       Addison, The Park at                      456        1996                        942            92         873         0.93
       Buckingham, The Park at (8)               464        1997                        919            93         803         0.87
       Centreport, The Park at (8)               268        1997                        910            96         808         0.89
       Chesapeake                                128        1982                        912            96         724         0.79
       Cottonwood Ridge                          208        1985                        829            95         575         0.69
       Emerald Valley                            516        1986                        743            95         657         0.88
       Emerald Village                           304        1987                        713            94         616         0.86
       Glen Arbor                                320        1980                        666            98         505         0.76
       Glen Lakes                                424        1979                        877            95         746         0.85
       Highland Trace                            160        1985                        816            94         657         0.80
       Highpoint (5)                             708        1985                        835            95         640         0.77
       Ivory Canyon                              602        1986                        548            96         538         0.98
       Los Rios                                  286        1992                        772            94         778         1.01
       Nob Hill                                  486        1986                        642            95         516         0.80
       North Dallas Crossing I & II              446        1985                        730            93         623         0.85
       Oakland Hills                             476        1985                        853            97         601         0.70
       Pineapple Place                           256        1983                        652            93         586         0.90
       Randol Mill Terrace                       340        1984                        848            96         581         0.69
       Shadow Lake                               264        1984                        733            92         573         0.78
       Stone Creek                               240        1995                        831            92         787         0.95
       Stone Gate                                276        1996                        871            93         814         0.94
       Towne Centre Village                      188        1983                        735            97         565         0.77
       Towne Crossing, The Place at              442        1984                        772            97         570         0.74
       Valley Creek Village                      380        1984                        855            97         639         0.75
       Valley Ridge                              408        1987                        773            96         612         0.79
       Westview                                  335        1983                        697            95         593         0.85
    EL PASO
       La Plaza                                  129        1969                        997            95         582         0.58
    HOUSTON
       Brighton Place                            282        1978                        749            97         558         0.74
       Cambridge Place                           336        1979                        771            97         574         0.75
       Crossing, The                             366        1982                        762            96         563         0.74
       Driscoll Place                            488        1983                        708            95         467         0.66
       Eagle Creek                               456        1984                        639            97         564         0.88
       Jones Crossing                            290        1982                        748            97         563         0.75
       Roseland                                  671        1982                        726            96         554         0.75
       Southpoint                                244        1981                        730            93         568         0.78
       Stonebridge                               204        1993                        845            97         777         0.92
       Sugar Grove, The Park at                  380        1997                        917            94         810         0.88
       Vanderbilt I & II, The Park at            894      1996/1997                     863            96         993         1.15
       Wallingford                               462        1980                        787            95         589         0.75
       Wilshire Place                            536        1982                        761            95         562         0.74
       Woodland Park                             288        1995                        866            96         789         0.91
       Wyndham Park                              448      1978/1981                     797            98         506         0.63
                                            =========                        ===============    ============ =========  ===========
       Total                                  51,310                                    838            93%   $    681    $    0.81
                                            =========                        ===============    ============ =========  ===========

(1)  Represents average physical  occupancy for the year, except as noted below.
(2) Acquisition property - average occupancy calculated from acquisition date through year-end.
(3) Property under lease-up at December 31, 1998. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.
(4) Property under renovation during 1998, which affected occupancy levels during this period. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.
(5)  Properties owned through joint venture  investments.
(6)  Property  combined with an  adjacent  property,  The  Reserve,  in 1998.
(7)  Miramar is a  student  housing  project for  Texas A&M at  Corpus  Christi.
     Average occupancy includes summer which is normally subject to high vacancies.
(8) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(9) Property acquired during 1998 while still under lease-up. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.

OPERATING PROPERTY UNDER LEASE-UP

     The operating property under lease-up table is incorporated herein by reference from page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which page is filed as Exhibit 13.1 hereto.

DEVELOPMENT PROPERTIES

     The total budgeted cost of the development properties is approximately $400.1 million, with a remaining cost to complete, as of December 31, 1998, of approximately $217.8 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or that their performance will be comparable to that of our existing portfolio.

Development Property Table

     The development property table is incorporated herein by reference from page 22 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1.

     Management believes that we possess the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, the season in which leasing activity will occur and the extent to which delivery of the completed apartment homes will coincide with leasing and occupancy of such apartment homes (which is dependent upon local market conditions). In order to pursue a development opportunity, we currently require a minimum initial stabilized target return of 9.5%-10.5%. This minimum target return is based on projected market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

ITEM 3. LEGAL PROCEEDINGS

     Prior to our merger with Oasis, Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that the Company, through the merger with Oasis, has discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that
(i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins the Company from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that it has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

     We are currently inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. At this time, we are not able to provide an estimate of costs and expenses associated with this matter. There can be no assurance that we will be successful in the defense of the Justice Department action. If this lawsuit is successful, we could suffer a material adverse impact.

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

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this Item 5 is incorporated herein by reference from page 49 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 1, 1999, was 1,137.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this Item 6 is incorporated herein by reference from pages 50 and 51 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this Item 7 is incorporated herein by reference from pages 19 through 29 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to this Item 7A is incorporated herein by reference from page 25 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and supplementary financial information for the years ended December 31, 1998, 1997 and 1996 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 30 through 49 of our Annual Report to Shareholders for the year ended December 31, 1998, which is filed as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed on or before March 31, 1999 in connection with the Annual Meeting of Shareholders to be held May 13, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed on or before March 31, 1999 in connection with the Annual Meeting of Shareholders to be held May 13, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed on or before March 31, 1999 in connection with the Annual Meeting of Shareholders to be held May 13, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item 13 is incorporated by reference from the Company's Proxy Statement to be filed on or before March 31, 1999 in connection with the Annual Meeting of Shareholders to be held May 13, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

          The Company's financial statements and supplementary financial information for the years ended December 31, 1998, 1997 and 1996 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 30 through 49 of the Company's Annual Report to the Shareholders for the year ended December 31, 1998, which pages are filed as Exhibit 13.1 hereto.

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

     2.3 Amendment No. 1, dated February 4, 1998, to the Agreement and Plan of Merger, dated December 16, 1997, among the Registrant, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K filed February 5, 1998 (File No. 1-12110).

     2.4 Contribution Agreement, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.5 Agreement of Purchase and Sale, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.6       Agreement  of  Purchase  and Sale,  dated June 26,  1998,  by and between NQRS, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.3 to the Registrant's Form 8-K filed July 15, 1998 (Filed No. 1-12110).

     3.1 Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

     3.2 Amendment to the Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q filed August 14, 1997 (File No. 1-12110).

     3.3       Second   Amended   and   Restated   Bylaws  of  the   Registrant.
               Incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

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

     4.8 Specimen certificate for Camden Series A Cumulative Convertible Shares of Beneficial Interest. Incorporated from Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed February 6, 1998 (File No. 333-45817).

     4.9 Statement of Designation, Preferences and Rights of Series A Cumulative Convertible Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 filed February 6, 1998 (File No. 333-45817).

     4.10 Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K filed on March 10, 1999 (File No. 1-2110).

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

     10.4* Amended and Restated Employment Agreement dated August 7, 1998 by and between the Registrant and Richard J. Campo.

     10.5* Amended and Restated Employment Agreement dated August 7, 1998 by and between the Registrant and D. Keith Oden.

     10.6 Form of Employment Agreement by and between the Registrant and certain senior executive officers. Incorporated by reference from
               Exhibit 10.13 to the Registrant's Form 10-K filed March 28, 1997 (File No. 1-12110).

     10.7      Camden   Property   Trust  Key   Employee   Share   Option  Plan.
               Incorporated by reference from Exhibit 10.14 to the Registrant's Form 10-K filed March 28, 1997 (File No. 1-12110).

     10.8 Distribution Agreement dated March 20, 1997 among the Registrant and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to the Registrant's Form 8-K filed March 21, 1997 (File No. 1-12110).

     10.9 Registration Rights Agreement dated April 15, 1997 among the Company, the Operating Partnership and certain investors set forth therein. Incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 filed with the Commission on April 22, 1997 (File No. 333-25637).

     10.10 Camden Development, Inc. 1997 Non-Qualified Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q filed August 14, 1997 (File No. 1-12110).

     10.11 Form of Master Exchange Agreement by and between the Registrant and certain key employees. Incorporated by reference from Exhibit
               10.16 to the Registrant's Form 10-K filed February 6, 1998 (File No. 1-12110).

     10.12 Restatement and Amendment of Loan Agreement dated November 25, 1997 between Registrant and NationsBank of Texas, N.A. Incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-K filed February 6, 1998 (File No. 1-12110).

     10.13     Form of Affiliate Letter.  Incorporated by reference from Exhibit
               10.1 to the Registrant's Registration Statement on Form S-4/A filed February 26, 1998 (File No. 333-45817).

     10.14 Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to the Registrant's Form 8-K filed July 15, 1998 (File No. 1-12110).

     10.15 Form of Registration Rights Agreement, dated as of April 6, 1998, by and among Oasis Residential, Inc., ISCO and IFT Properties, Ltd. Incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 filed January 8, 1999 (File No. 333-70295).

     10.16 Form of Registration Rights Agreement, dated as of April 2, 1998, by and between Oasis Residential, Inc. and Merrill Lynch International Private Finance Limited. Incorporated by reference from Exhibit 99.2 to the Registrant's Registration Statement on Form S-3 filed January 8, 1999 (File No. 333-70295).

     10.17 Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

     10.18 Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis Residential, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

     10.19     Contribution  Agreement,  dated as of February 23,  1999,  by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to the Registrant's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     10.20 First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999. Incorporated by reference from Exhibit 99.2 to the Registrant's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     10.21 Registration Rights Agreement, dated as of February 23, 1999, by and between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 99.3 to the Registrant's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     11.1*     Statement re Computation of Per Share Earnings.

     13.1* Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 1998.

     21.1*     Subsidiaries of the Registrant.

     23.1*     Consent of Deloitte & Touche LLP.

     24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G. Steven Dawson, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.

     27.1*     Financial Data Schedule (filed only electronically with the SEC).

     27.2* Restated Financial Data Schedules (filed only electronically with the SEC).

     27.3* Restated Financial Data Schedules (filed only electronically with the SEC).

---------------------


*Filed herewith.

14(b) Reports on Form 8-K


The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 29, 1999                     CAMDEN PROPERTY TRUST

                                   By: /s/ G. Steven Dawson
                                   --------------------------------------
                                   G. Steven Dawson
                                   Senior Vice President - Finance,
                                   Chief Financial Officer, Treasurer
                                      and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   NAME                                TITLE                          DATE


          *                   Chairman of the Board of Trust     March 29, 1999
------------------------      Managers and  Chief  Executive
Richard J. Campo              Officer  (Principal  Executive
                              Officer)



          *                   President,  Chief    Operating     March 29, 1999
------------------------      Officer   and   Trust  Manager
D. Keith Oden



 /s/G. Steven Dawson          Senior Vice President-Finance,     March 29, 1999
------------------------      Chief    Financial    Officer,
G. Steven Dawson              Treasurer    and    Secretary
                              (Principal   Financial    and
                              Accounting Officer)



          *                   Trust Manager                      March 29, 1999
------------------------
William R. Cooper


          *                   Trust Manager                      March 29, 1999
------------------------
George A. Hrdlicka



          *                   Trust Manager                      March 29, 1999
------------------------
Scott S. Ingraham



          *                   Trust Manager                      March 29, 1999
------------------------
Lewis A. Levey


          *                   Trust Manager                      March 29, 1999
------------------------
F. Gardner Parker


          *                   Trust Manager                      March 29, 1999
------------------------
Steven A. Webster


*By: /s/G. Steven Dawson
------------------------
   G. Steven Dawson
   Attorney-in-Fact

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and its subsidiaries required to be included in Item 14(a)(1) are listed below:


CAMDEN PROPERTY TRUST                                                      PAGE
Independent Auditors' Report (included herein) . . . . . . . . . . . . .    F-2

Financial  Statements  (incorporated  by reference  under Item 8 of Part II from
     Pages 30 through 49 of the Company's Annual Report to Shareholders for the year ended December 31, 1998):

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended
             December 31,1998, 1997 and 1996
          Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III  -- Real Estate and Accumulated Depreciation . . . . . . .     S-1

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Camden Property Trust


We have audited the consolidated financial statements of Camden Property Trust ("Camden") as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999 (except for Notes 3, 6, 11 and 12 as to which the date is February 23, 1999); such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 14. This financial statement schedule is the responsibility of Camden's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
January 26,  1999  (except  for  Notes  3, 6, 11 and 12 as to which  the date is
   February 23, 1999)

                                                                    SCHEDULE III
                              CAMDEN PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
(In thousands)

                                                                                      Cost
                                                                                   Capitalized
                                                                                   Subsequent
                                                                                       to
                                                                                   Acquisition
                                                           Initial Cost to             or
Description                           Encumbrances      Camden Property Trust      Development
----------------------------------    ------------    -------------------------   -------------
                                                                  Building and
PROPERTY NAME              Location                      Land     Improvements
-------------              --------                   ---------- --------------

Apartments                    TX     $    33,737       $105,295 $    564,941       $   43,658
Apartments                    AZ           8,176         14,471      106,200            3,405
Apartments                    CA          71,083         41,535       82,041            5,286
Apartments                    CO          33,612         15,618      120,088              685
Apartments                    FL          33,445         43,754      303,603           10,813
Apartments                    KY          18,565          5,382       44,853              860
Apartments                    MO          54,252         21,612      141,446            6,683
Apartments                    NV          96,330         62,243      400,899            3,188
Apartments                    NC          20,445         11,842       75,102            3,275
Projects under Development    AZ                          6,390        2,581
Projects under Development    NV                          7,438       13,911
Projects under Development    CO                          6,053       16,393
Projects under Development    CA                          9,380        1,360
Projects under Development    FL                          8,501        9,564
Projects under Development    KY                                       5,845
Projects under Development    TX                         76,508       52,756
                                      ------------    ---------- --------------   -------------
     Total                            $  369,645       $436,022  $ 1,941,583       $   77,853
                                      ============    ========== ==============   =============

(In thousands)



                                                                                    Date
                                       Gross Amount at Which        Accumulated  Constructed  Depreciable
Description                         Carried at December 31, 1998(a) Depreciation or Acquired  Life (Years)
----------------------------------- ------------------------------- ------------ -----------  ------------

PROPERTY NAME              Location   Land    Building     Total
-------------              -------- --------- ---------- -----------

Apartments                    TX     $105,295  $  608,599 $   713,894 $  97,158     1993-1998        3-35
Apartments                    AZ       14,471     109,605     124,076    11,923     1994-1998        3-35
Apartments                    CA       41,535      87,327     128,862     1,673        1998          3-35
Apartments                    CO       15,618     120,773     136,391     2,323        1998          3-35
Apartments                    FL       43,754     314,416     358,170    16,748     1997-1998        3-35
Apartments                    KY        5,382      45,713      51,095     3,697     1997-1998        3-35
Apartments                    MO       21,612     148,129     169,741    12,810        1997          3-35
Apartments                    NV       62,243     404,087     466,330    11,417        1998          3-35
Apartments                    NC       11,842      78,377      90,219     9,811        1997          3-35
Projects under Development    AZ        6,390       2,581       8,971               1997-1998
Projects under Development    NV        7,438      13,911      21,349                  1998
Projects under Development    CO        6,053      16,393      22,446               1994-1998
Projects under Development    CA        9,380       1,360      10,740                  1998
Projects under Development    FL        8,501       9,564      18,065               1996-1998
Projects under Development    KY                    5,845       5,845               1997-1998
Projects under Development    TX       76,508      52,756     129,264               1995-1998
                                     --------- ---------- ----------- ---------
     Total                           $436,022  $2,019,436 $ 2,455,458 $ 167,560
                                     ========  ========== =========== =========

(a) The aggregate cost for federal income tax purposes at December 31,1998 was $2.0 billion.


THE CHANGES IN TOTAL REAL ESTATE ASSETS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 ARE AS FOLLOWS:

                                                                                   1998          1997          1996
                                                                                -----------  ------------  ------------
Balance, beginning of period                                                    $1,382,049   $   646,545   $   607,598
Additions during period:
   Acquisition - Oasis                                                             997,049
   Acquisition - Paragon                                                                         618,292
   Acquisition - Other                                                             139,199        45,830         6,294
   Development                                                                     193,212        91,203        56,132
   Improvements                                                                     26,108        13,308         9,578
Deductions during period:
   Cost of real estate sold - Third Party Transaction                             (237,423)
   Cost of real estate sold - Other                                                (44,736)      (33,139)      (33,057)
                                                                                -----------  ------------  ------------
Balance, end of period                                                          $2,455,458   $ 1,382,049   $   646,545
                                                                                ===========  ============  ============


THE CHANGES IN ACCUMULATED DEPRECIATION FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 ARE AS FOLLOWS:


                                                                                   1998          1997          1996
                                                                                -----------  ------------- ------------
Balance, beginning of period                                                    $   94,665   $    56,369   $    36,800
   Depreciation                                                                     76,740        43,769        22,946
   Real Estate Sold                                                                 (3,845)       (5,473)       (3,377)
                                                                                -----------  ------------  ------------
Balance, end of period                                                          $  167,560   $    94,665   $    56,369
                                                                                ===========  ============  ============