Form 10-Q
period 1999-03-31
CAMDEN PROPERTY TRUST
filed 1999-05-13
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR

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

As of May 1, 1999, there were 41,399,672 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      ASSETS
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1999                 1998
                                                                               ------------         ------------
                                                                               (Unaudited)
Real estate assets, at cost:
   Land                                                                         $  330,850          $   321,752
   Buildings and improvements                                                    1,963,165            1,917,026
                                                                               ------------         ------------
                                                                                 2,294,015            2,238,778
   Less: accumulated depreciation                                                 (188,163)            (167,560)
                                                                               ------------         ------------
         Net operating real estate assets                                        2,105,852            2,071,218
   Projects under development, including land                                      209,953              216,680
   Investment in joint ventures                                                     33,546               32,484
                                                                               ------------         ------------
                                                                                 2,349,351            2,320,382
Accounts receivable - affiliates                                                     1,793                  831
Notes receivable - affiliates                                                        1,800                1,800
Other assets, net                                                                   16,048               15,036
Cash and cash equivalents                                                            4,819                5,647
Restricted cash - escrow deposits                                                    4,005                4,286
                                                                               ------------         ------------
          Total assets                                                          $2,377,816          $ 2,347,982
                                                                               ============         ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
      Unsecured                                                                 $  655,468          $   632,923
      Secured                                                                      357,868              369,645
   Accounts payable                                                                 20,715               24,180
   Accrued real estate taxes                                                        10,742               21,474
   Accrued expenses and other liabilities                                           28,488               28,278
   Distributions payable                                                            26,550               25,735
                                                                               ------------         ------------
          Total liabilities                                                      1,099,831            1,102,235

Minority Interests
   Preferred units                                                                  97,936
   Common units                                                                     69,934               71,783
                                                                               ------------          -----------
          Total minority interests                                                 167,870               71,783

7.33% Convertible Subordinated Debentures
                                                                                     3,576                3,576

Shareholders' Equity:
   Preferred shares of beneficial interest                                              42                   42
   Common shares of beneficial interest                                                447                  447
   Additional paid-in capital                                                    1,302,998            1,299,539
   Distributions in excess of net income                                          (107,175)             (98,897)
   Unearned restricted share awards                                                (11,584)             (10,039)
   Less: treasury shares, at cost                                                  (78,189)             (20,704)
                                                                               ------------         ------------
          Total shareholders' equity                                             1,106,539            1,170,388
                                                                               ------------         ------------
             Total liabilities and shareholders' equity                         $2,377,816          $ 2,347,982
                                                                               ============         ============

                 See Notes to Consolidated Financial Statements.

                                                  CAMDEN PROPERTY TRUST
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

 (In thousands, except per share amounts)

                                                                                                     THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                               ------------------------
                                                                                                 1999           1998
                                                                                               ---------      ---------
 REVENUES
    Rental income                                                                              $ 82,134       $ 54,835
    Other property income                                                                         5,159          3,216
                                                                                               ---------      ---------
       Total property income                                                                     87,293         58,051
    Equity in income of joint ventures                                                              516            292
    Fee and asset management                                                                        950            112
    Other income                                                                                     76            137
                                                                                               ---------      ---------
       Total revenues                                                                            88,835         58,592
                                                                                               ---------      ---------

 EXPENSES
    Property operating and maintenance                                                           25,576         19,318
    Real estate taxes                                                                             9,201          6,289
    General and administrative                                                                    2,423          1,451
    Interest                                                                                     13,474          7,754
    Depreciation and amortization                                                                21,352         14,488
                                                                                               ---------      ---------
       Total expenses                                                                            72,026         49,300
                                                                                               ---------      ---------

 Income before gain on sale of a property and minority
    interests                                                                                    16,809          9,292
 Gain on sale of a property                                                                         720
                                                                                               ---------      ---------
 Income before minority interests                                                                17,529          9,292
 Minority interests
    Preferred unit distributions                                                                   (862)
    Minority interest                                                                              (618)          (331)
                                                                                               ---------      ---------
       Total minority interests                                                                  (1,480)          (331)
                                                                                               ---------      ---------
 Net income                                                                                      16,049          8,961
 Preferred share dividends                                                                       (2,343)
                                                                                               ---------      ---------
 Net income to common shareholders                                                             $ 13,706       $  8,961
                                                                                               =========      =========

 Basic earnings per share                                                                      $   0.32       $   0.28
 Diluted earnings per share                                                                    $   0.31       $   0.27

 Distributions declared per common share                                                       $   0.52       $  0.505

 Weighted average number of common shares
    outstanding                                                                                  42,842         31,572
 Weighted average number of common and common
 dilutive equivalent shares outstanding                                                          45,874         34,267

                 See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
(In thousands)

                                                                                               Three Months
                                                                                             Ended March 31,
                                                                                      -----------------------------
                                                                                         1999               1998
                                                                                      ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                                       $  16,049          $   8,961
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    21,352             14,488
        Equity in income of joint ventures, net of cash received                            274                 77
        Gain on sale of a property                                                         (720)
        Minority interest                                                                   618                331
        Accretion of discount on unsecured notes payable                                     45                 37
        Net change in operating accounts                                                (16,008)           (14,149)
                                                                                      ----------         ----------
        Net cash provided by operating activities                                        21,610              9,745

CASH FLOW FROM INVESTING ACTIVITIES
     Increase in real estate assets                                                     (51,161)           (50,344)
     Net proceeds from sale of a property                                                 4,825
     Increase in investment in joint ventures                                            (1,336)
     Other                                                                                 (568)              (204)
                                                                                      ----------         ----------
        Net cash used in investing activities                                           (48,240)           (50,548)

CASH FLOW FROM FINANCING ACTIVITIES
     Net (decrease) increase in unsecured lines of credit and short-term borrowings     (17,000)            65,000
     Proceeds from notes payable                                                         39,500
     Proceeds from issuance of preferred units, net                                      97,936
     Repayment of notes payable                                                         (11,777)            (9,935)
     Distributions to common shareholders and minority interests                        (26,110)           (16,805)
     Repurchase of common shares                                                        (57,485)
     Other                                                                                  738                283
                                                                                      ----------         ----------
        Net cash provided by financing activities                                        25,802             38,543
                                                                                      ----------         ----------
        Net decrease in cash and cash equivalents                                          (828)            (2,260)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            5,647              6,468
                                                                                      ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   4,819          $   4,208
                                                                                      ==========         ==========

SUPPLEMENTAL INFORMATION
     Cash paid for interest, net of interest capitalized                              $  12,221          $   8,198
     Interest capitalized                                                             $   3,879          $   1,041

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
     Fair value adjustment from acquisitions of Oasis and Paragon:
        Fair value of assets acquired                                                 $     835          $   1,003
        Liabilities assumed                                                           $     835          $   1,003
     Conversion of 7.33% subordinated debentures to common shares, net                                   $     234
     Value of shares issued under benefit plans, net                                  $   2,663          $   4,917
     Conversion of operating partnership units to common shares                       $     423          $   5,281

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

BUSINESS

        We are a Houston-based real estate investment trust ("REIT") and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At March 31, 1999, we owned interests in, operated or were developing 160 multifamily properties containing 56,190 apartment homes located in nine states. Eleven of our multifamily properties containing 4,700 apartment homes were under development at March 31, 1999. Two of our newly developed multifamily properties containing 546 apartment homes were in various stages of lease-up at March 31, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

ACQUISITION OF OASIS RESIDENTIAL, INC.

        On April 8, 1998, we acquired, through a tax-free merger, Oasis Residential, Inc., a publicly traded Las Vegas-based multifamily REIT. The acquisition increased the size of our portfolio from 100 to 152 completed multifamily properties, and from 34,669 to 50,183 apartment homes at the date of acquisition. Each share of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 of a Camden common share. Each share of Oasis Series A cumulative convertible preferred stock outstanding on April 8, 1998 was reissued as one Camden Series A cumulative convertible preferred share with terms and conditions comparable to the Oasis preferred stock. We issued 12.4 million common shares and 4.2 million preferred shares in exchange for the outstanding Oasis common and preferred stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger.

        In connection with the merger with Oasis, on June 30, 1998, we completed a joint venture for an aggregate of $248 million with a private limited liability company. We retained a 20% interest in the joint venture, which is included in investment in joint ventures. In this transaction, we transferred 19 apartment communities previously owned by Oasis containing 5,119 apartment homes in Las Vegas to the joint venture. We did not record any book gain or loss as a result of this transaction. We continue to provide property management services for these assets.

REAL ESTATE ASSETS AT COST

        We capitalized $6.5 million and $2.7 million in the three months ended March 31, 1999 and 1998, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. If we had adopted the accounting policy described below as of January 1, 1998, the amounts capitalized for the three months ended March 31, 1998 would have been $3.8 million.

        Effective April 1, 1998, we implemented prospectively a new accounting policy where expenditures for carpet, appliances and HVAC unit replacements are capitalized and depreciated over their estimated useful lives. Previously, all such replacements had been expensed. We believe that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of our peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. See New Accounting Pronouncements below for the effect of this change and our adoption of a new accounting pronouncement on our financial results for the quarters ended March 31, 1999 and 1998.

PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $5.6 million for the three months ended March 31, 1999, and $3.5 million for the three months ended March 31, 1998.

COMMON SHARE DIVIDEND DECLARATION

        In March 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the first quarter of 1999 which was paid on April 16, 1999 to all common shareholders of record as of March 31, 1999. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

PREFERRED SHARE DIVIDEND DECLARATION

     In March 1999, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares, which were issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share is payable May 15, 1999 to all preferred shareholders of record as of March 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred for transactions entered into on or after March 20, 1998. Prior to our adoption of this policy, we had been capitalizing such costs. The effect of our adoption of Issue No. 97-11 and the new accounting policy for carpet, appliances and HVAC unit replacements on the three months ended March 31, 1999 was to increase the net income to common shareholders by $884,000 or $0.02 per basic and diluted earnings per share. Had we adopted Issue No. 97-11 and the new accounting policy as of January 1, 1998, net income to common shareholders would have increased $650,000 or $0.02 per basic and diluted earnings per share for the three months ended March 31, 1998.

EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998:

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          ------------------------
                                                                                             1999          1998
                                                                                          ----------    ----------
BASIC EARNINGS PER SHARE:
     Weighted Average Common Shares Outstanding                                              42,842        31,572
                                                                                          ==========    ==========
        Basic Earnings Per Share                                                          $    0.32     $    0.28
                                                                                          ==========    ==========

DILUTED EARNINGS PER SHARE:
     Weighted Average Common Shares Outstanding                                              42,842        31,572
     Shares Issuable from Assumed Conversion of:
        Common Share Options and Awards Granted                                                 369           396
        Operating Partnership Units                                                           2,663         2,299
                                                                                          ----------    ----------
     Weighted Average Common Shares Outstanding, as Adjusted                                 45,874        34,267
                                                                                          ==========    ==========
        Diluted Earnings Per Share                                                        $    0.31     $    0.27
                                                                                          ==========    ==========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
     Net Income                                                                           $  16,049     $   8,961
     Less: Preferred Share Dividends                                                         (2,343)
                                                                                          ----------    ----------
     Net Income to Common Shareholders (Basic Earnings Per Share Computation)                13,706         8,961
     Minority Interest                                                                          618           331
                                                                                          ----------    ----------
     Net Income to Common Shareholders, as Adjusted
          (Diluted Earnings Per Share Computation)                                        $  14,324     $   9,292
                                                                                          ==========    ==========

RECLASSIFICATIONS

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.      NOTES PAYABLE

        The following is a summary of our indebtedness:

(In millions)

                                                                                     March 31,       December 31,
                                                                                       1999              1998
                                                                                     ----------      ------------
Senior Unsecured Notes:
     65/8% - 71/4% Notes, due 2001-2006                                              $   324.0        $    323.9
     6.68% - 7.63% Medium Term Notes, due 2000 - 2009                                    166.5             127.0
     Unsecured Lines of Credit and Short-Term Borrowings                                 165.0             182.0
                                                                                     ----------       -----------
                                                                                         655.5             632.9

Secured Notes - Mortgage loans (43/4% - 85/8%), due 1999 - 2028                          357.8             369.7
                                                                                     ----------       -----------
          Total notes payable                                                        $ 1,013.3        $  1,002.6
                                                                                     ==========       ===========

Floating rate debt included in notes payable, net of hedging agreement               $   204.2        $    157.0

Floating rate tax-exempt debt included in mortgage loans (43/4% - 48/10%)            $    64.2        $     64.3


     During the first quarter of 1999, we issued $39.5 million aggregate principal amounts of senior unsecured notes from our $196 million medium-term note shelf registration. These fixed rate notes, due in January 2002 through January 2009, bear interest at a weighted average rate of 7.07%, payable semiannually on January 15 and July 15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     At March 31, 1999, we maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixed rate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the unsecured lines of credit and other floating rate indebtedness.

     At March 31, 1999, the weighted average interest rate on floating rate debt was 5.68%.

     On April 9, 1999, we issued $15 million aggregate principal amounts of senior unsecured notes from our $196 million medium-term note shelf registration. These fixed rate notes, due in March 2002, bear interest at a rate of 6.74%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     On April 15, 1999, we issued from our $500 million shelf registration an aggregate principal amount of $200 million of five-year senior unsecured notes. Interest on the notes accrues at an annual rate of 7.0% and is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The notes may be redeemed at any time at our option subject to a make-whole provision. The proceeds from the sale of the notes were $197.7 million, net of issuance costs. We used the net proceeds to reduce $171 million of indebtedness under the unsecured lines of credit and for general working capital purposes.

3.   NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                        1999            1998
                                                                                     -----------     ----------
Decrease (increase) in assets:
     Accounts receivable - affiliates                                                $     (816)     $     172
     Other assets, net                                                                   (1,318)           867
     Restricted cash - escrow deposits                                                      281          1,491

Increase (decrease) in liabilities:
     Accounts payable                                                                    (3,850)        (6,645)
     Accrued real estate taxes                                                          (10,732)        (9,355)
     Accrued expenses and other liabilities                                                 427           (679)
                                                                                     -----------     ----------
          Net change in operating accounts                                           $  (16,008)     $ (14,149)
                                                                                     ===========     ==========


4.   PREFERRED UNITS

     On February 23, 1999, our operating partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our registered preferred shares. The preferred units are subordinate to present and future debt.

5.   RESTRICTED SHARE AND OPTION AWARDS

     During the first three months of 1999, we granted 110,806 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on market value at the date of grant and have vesting periods of up to five years. We also granted 603,071 options with an exercise price equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the three month period ended March 31, 1999, previously granted options to purchase 257,847 shares became exercisable and 101,880 restricted shares vested. Subsequent to March 31, 1999, previously granted options to purchase 407,003 shares became exercisable.

6.   COMMON SHARE REPURCHASE PROGRAM

     In March 1999, the Board of Trust Managers authorized us to repurchase up to $50 million of our common shares through open market purchases and private transactions. This amount is in addition to the initial $50 million the Board of Trust Managers authorized for repurchase in September 1998. As of March 31, 1999, we had repurchased 3,088,560 common shares for a total cost of $78.2 million. Subsequent to March 31, 1999, we repurchased an additional 234,700 common shares for a total cost of $5.8 million.

7.   CONVERTIBLE PREFERRED SHARES

     The 4,165,000 preferred shares reissued in conjunction with the Oasis merger pay a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The preferred shares generally have no voting rights and have a liquidation preference of $25 per share plus accrued and unpaid distributions. The preferred shares are convertible at the option of the holder at any time into common shares at a conversion price of $32.4638 per common share (equivalent to a conversion rate of 0.7701 per common share for each preferred share), subject to adjustment in certain circumstances. The preferred shares are not redeemable prior to April 30, 2001.

8.   CONTINGENCIES

     Prior to our merger with Oasis, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act (the "Fair Housing Act") as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants' alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

     We are currently in the process of determining the extent of the alleged noncompliance and the changes that may be necessitated. At this time, we are not able to provide an estimate of costs and expenses associated with this matter. There can be no assurance that we will be successful in the defense of the Justice Department action.

9.   SUBSEQUENT EVENTS

     In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with the local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contracts will provide the purchaser with time to evaluate the properties and conduct due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that we will acquire or sell any property as to which we may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a sales contract.

     We are currently in the due diligence period on contracts for the purchase of land for development. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

     We seek to selectively dispose of assets that are either not in our core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 1998 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust ("REIT") and unexpected Year 2000 problems.

BUSINESS

     We are a Houston-based REIT and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At March 31, 1999, we owned interests in, operated or were developing 160 multifamily properties containing 56,190 apartment homes located in nine states. Eleven of our multifamily properties containing 4,700 apartment homes were under development at March 31, 1999. Two of our newly developed multifamily properties containing 546 apartment homes were in various stages of lease-up at March 31, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

ACQUISITION OF OASIS RESIDENTIAL, INC.

     On April 8, 1998, we acquired, through a tax-free merger, Oasis Residential, Inc., a publicly traded Las Vegas-based multifamily REIT. The acquisition increased the size of our portfolio from 100 to 152 completed multifamily properties, and from 34,669 to 50,183 apartment homes at the date of acquisition. Each share of Oasis common stock outstanding on April 8, 1998 was exchanged for 0.759 of a Camden common share. Each share of Oasis Series A cumulative convertible preferred stock outstanding on April 8, 1998 was reissued as one Camden Series A cumulative convertible preferred share with terms and conditions comparable to the Oasis preferred stock. We issued 12.4 million common shares and 4.2 million preferred shares in exchange for the outstanding Oasis common and preferred stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger.

     In connection with the merger with Oasis, on June 30, 1998, we completed a joint venture for an aggregate of $248 million with a private limited liability company. We retained a 20% interest in the joint venture, which is included in investment in joint ventures. In this transaction, we transferred 19 apartment communities previously owned by Oasis containing 5,119 apartment homes in Las Vegas to the joint venture. We did not record any book gain or loss as a result of this transaction. We continue to provide property management services for these assets.

PROPERTY PORTFOLIO
     Our  multifamily  property   portfolio,  excluding  land  held  for  future
development and joint venture properties that we do not manage, is summarized as follows:

                                                                  March 31,1999           December 31, 1998
                                                          ----------------------------- -----------------------------
                                                          Apartment                     Apartment
                                                            Homes    Properties  % (a)    Homes    Properties % (a)
                                                          ---------- ----------- ------ ---------- ---------- ------
Operating Properties
Texas
   Houston                                                     6,345       15      13%       6,345       15     13%
   Dallas (b)                                                  9,381       26      17        9,381       26     17
   Austin                                                      1,745        6       4        1,745        6      4
   Other                                                       1,641        5       3        1,641        5      3
                                                          -----------  -------  ------  -----------  -------  -----
      Total Texas Operating Properties                        19,112       52      37       19,112       52     37
Arizona                                                        2,326        7       5        2,326        7      5
California                                                     1,272        3       3        1,272        3      3
Colorado (b)                                                   1,972        6       3        1,972        6      3
Florida                                                        7,567       18      15        7,261       17     14
Kentucky                                                       1,016        4       2        1,142        5      2
Missouri                                                       3,327        8       7        3,327        8      7
Nevada (b)                                                    12,163       41      14       12,163       41     14
North Carolina (b)                                             2,735       10       4        2,735       10      4
                                                          -----------  -------  ------  -----------  -------  -----
      Total Operating Properties                              51,490      149      90       51,310      149     89
                                                          -----------  -------  ------  -----------  -------  -----

Properties Under Development
Texas
   Houston (c)                                                 1,913        4       4        2,213        5      4
   Dallas                                                        600        1       1          600        1      1
                                                          -----------  -------  ------  -----------  -------  -----
      Total Texas Development Properties                       2,513        5       5        2,813        6      5
Arizona                                                          325        1       1          325        1      1
California                                                       380        1       1          380        1      1
Colorado                                                         558        2       1          558        2      1
Florida (c)                                                      492        1       1        1,150        3      2
Kentucky                                                         432        1       1          432        1      1
                                                          -----------  -------  ------  -----------  -------  -----
      Total Properties Under Development                       4,700       11      10        5,658       14     11
                                                          -----------  -------  ------  -----------  -------  -----
      Total Properties                                        56,190      160     100%      56,968      163    100%
                                                          ===========  =======  ======  ===========  =======  =====
Less: Joint Venture
     Apartment Homes (b)                                       6,704                         6,704
                                                          -----------                   -----------
Total Apartment Homes
     - Owned 100%                                             49,486                        50,264
                                                          ===========                   ===========


  (a) Based on number of apartment homes owned 100%.
  (b) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, one property with 321 apartment homes in Colorado in which we own a 50% interest, and 19 properties with 5,119 apartment homes in Nevada in which we own a 20% interest.
  (c) The March 31, 1999 amounts exclude one property with 300 apartment homes in Houston and one property with 352 apartment homes in Florida which were previously included as properties under development. These properties are now classified as land held for future development.

     At March 31, 1999, we had two properties under lease-up as follows:

                                           Product      Number of        % Leased                        Estimated
                                            Type     Apartment Homes     at 5/5/99       Date of          Date of
         Property and Location                                                         Completion      Stabilization
----------------------------------------- ---------- ----------------- -------------  --------------  -----------------
The Park at Towne Center
   Glendale, AZ                            Garden          240                 95%        4Q98              2Q99
Renaissance Pointe II
   Orlando, FL                             Garden          306                 68%        1Q99              3Q99


     At March 31, 1999, we had  11   development properties in various stages of
construction as follows:


                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
-------------------------------------------- ---------------- ------------- -------------- -------------- ---------------
The Park at Goose Creek                         Affordable          272      $     11.8        2Q99            4Q99
   Baytown, TX
The Park at Midtown                                Urban            337            21.5        2Q99            4Q99
   Houston, TX
The Park at Interlocken                           Garden            340            34.9        3Q99            1Q00
   Denver, CO
The Park at Holly Springs                         Garden            548            37.1        3Q99            3Q00
   Houston, TX
The Park at Caley                                 Garden            218            18.3        4Q99            1Q00
   Denver, CO
The Park at Oxmoor                                Garden            432            22.1        4Q99            4Q00
   Louisville, KY
The Park at Greenway                               Urban            756            55.7        4Q99            4Q00
   Houston, TX
The Park at Arizona Center                         Urban            325            22.0        1Q00            4Q00
   Phoenix, AZ
The Park at Lee Vista                             Garden            492            32.8        1Q00            2Q01
   Orlando, FL
The Park at Crown Valley                          Garden            380            42.0        3Q00            2Q01
   Mission Viejo, CA
The Park at Farmers Market, Phase I                Urban            600            45.9        4Q00            3Q01
   Dallas, TX
                                                              ----------      ----------
      Total for 11 development properties                         4,700      $    344.1
                                                              ==========     ===========

     We stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such apartment homes are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or one year from opening the leasing office, whichever occurs first, all apartment homes are considered operating and we begin expensing all items that were previously considered as carrying costs.

COMPARISON  OF THE QUARTER  ENDED MARCH 31, 1999 AND MARCH 31, 1998

     The changes in operating results from period to period are primarily due to the Oasis merger, the development of two properties totaling 602 apartment homes, the acquisition of five properties containing 2,226 apartment homes, the disposition of seven properties containing 1,520 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the first quarter of 1999 increased by 11,732 apartment homes, or35.5%, from 33,009 to 44,741. Total operating properties were 126 and 97 at March 31, 1999 and 1998, respectively. The 44,741 weighted average apartment homes and the 126 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Rental income per apartment home per month increased $58 or 10.5%, from $554 to $612 for the first quarters of 1998 and 1999, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on properties added to our portfolio through the Oasis merger, the five acquired properties and the completion of the two development properties. Overall average occupancy changed slightly from 93.3% for the quarter ended March 31, 1998 to 93.2% for the quarter ended March 31, 1999.

     Other property income increased $1.9 million from $3.2 million to $5.2 million for the quarters ended March 31, 1998 and 1999, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $734,000 increase from new revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $6.3 million from $19.3 million to $25.6 million, but decreased as a percent of total property income from 33.3% to 29.3% for the quarters ended March 31, 1998 and 1999, respectively. Our operating expense ratios decreased primarily as a result of operating efficiencies resulting from a larger portfolio and the impact of our April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, we had been expensing these costs. Had this policy change been adopted January 1, 1998, the first quarter of 1998 operating expense ratio would have been 31.4%.

     Real estate taxes increased $2.9 million from $6.3 million to $9.2 million for the first quarters of 1998 and 1999, respectively, which represents an annual increase of $61 per apartment home. The increase was primarily due to increases in the valuations of renovated, acquired and developed properties and increases in property tax rates. This increase per apartment home was partially offset by lower property taxes in the portfolio added through the Oasis merger.

     General and administrative expenses increased $1.0 million from $1.5 million to $2.4 million, and increased as a percent of revenues from 2.5% to 2.7% for the quarters ended March 31, 1998 and 1999, respectively. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in
Note 1 in the Company's consolidated financial statements, which was partially offset by efficiencies resulting from operating a larger portfolio.

     Interest expense increased from $7.8 million to $13.5 million due to increased indebtedness related to the Oasis merger, completed developments, renovations and property acquisitions. Interest capitalized was $3.9 million and $1.0 million for the quarters ended March 31, 1999 and 1998, respectively.

     Depreciation and amortization increased from $14.5 million to $21.4 million. This increase was due primarily to the Oasis merger, developments and renovations and property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRUCTURE

We intend to continue maintaining what management believes to be a conservative capital structure by:

     (i) using a prudent combination of debt, with common and preferred equity;
     (ii) extending and sequencing the maturity dates of our debt where possible;
     (iii)managing interest rate exposure using fixed rate debt and hedging, where appropriate;
     (iv) borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and
     (v)  maintaining conservative coverage ratios.

     The interest expense coverage ratio was 3.9 times and 4.1 times for the quarters ended March 31, 1999 and 1998, respectively. At March 31, 1999 and 1998, 74.3% and 80.9%, respectively, of our properties (based on invested capital) were unencumbered.

LIQUIDITY

     We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured lines of credit described in the Financial Flexibility section below and other short-term borrowings. We use common and preferred equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under our unsecured lines of credit. As of March 31, 1999, we had $110 million available under the unsecured lines of credit, $275 million available under our universal shelf registration, and $29.5 million available under our medium-term note program. Subsequent to March 31, 1999, we raised an additional $215 million from the sale of senior unsecured notes and used the net proceeds to completely pay down the outstanding balance under our unsecured lines of credit and for general working capital purposes. Finally, we have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. We consider our ability to generate cash to be sufficient, and expect to be able to meet future operating cash requirements and to pay distributions to shareholders and unitholders.

     In March 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the first quarter of 1999 which was paid April 16, 1999 to all common shareholders of record as of March 31, 1999. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

     In March 1999, we declared a quarterly dividend on our Series A Cumulative Preferred Shares, which were issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share is payable May 15, 1999 to all preferred shareholders of record as of March 31, 1999.

FINANCIAL FLEXIBILITY

     We concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the three months ended March 31, 1999, we incurred $45.0 million in development costs and no acquisition costs. We are developing eleven additional properties at an aggregate cost of approximately $344.1 million. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured lines of credit. We also seek to selectively dispose of assets that are either not in our core markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Such sales also generate capital for reinvestment in other acquisitions and new developments.

     Our unsecured lines of credit mature January through July 2000. Prior to maturity, we intend to have these notes extended or renegotiated. The scheduled interest rates on the loans currently range from LIBOR plus 95 basis points to Prime. These scheduled rates are subject to change as our credit ratings change. Advances under the unsecured lines of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the unsecured lines of credit. The unsecured lines of credit are subject to customary financial covenants and limitations.

     As an alternative to our unsecured lines of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured lines of credit bank groups. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured lines of credit.

     On February 23, 1999, our operating partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our registered preferred shares. The preferred units are subordinate to present and future debt.

     At March 31, 1999, we maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The LIBOR rate is fixed at 6.1%, resulting in a fixedrate equal to 6.1% plus the actual LIBOR spread on the related indebtedness. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the unsecured lines of credit and other floating rate indebtedness.

     At March 31, 1999, the weighted average interest rate on floating rate debt was 5.68%.

     On April 9, 1999, we issued $15 million principal amounts of senior unsecured notes from our $196 million medium-term note shelf registration. These fixed rate notes, due in March 2002, bear interest at a rate of 6.74%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     On April 15, 1999, we issued from our $500 million shelf registration an aggregate principal amount of $200 million of five-year senior unsecured notes. Interest on the notes accrues at an annual rate of 7.0% and is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The notes may be redeemed at any time at our option subject to a make-whole provision. The proceeds from the sale of the notes were $197.7 million, net of issuance costs. We used the net proceeds to reduce $171 million of indebtedness under the unsecured lines of credit and for general working capital purposes.

FUNDS FROM OPERATIONS

     Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in our calculation. Our definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interest, which are convertible into common equity.

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our FFO for the three months ended March 31, 1999 increased $13.9 million over the three months ended March 31, 1998, primarily due to the Oasis merger, property acquisitions and sales, developments and improvements in the performance of the stabilized properties in our portfolio.

     The calculation of FFO for the three months ended March 31, 1999 and 1998 follows:

(In thousands)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                         1999             1998
                                                                                       ----------      ----------
Net income to common shareholders                                                       $ 13,706        $   8,961
Real estate depreciation                                                                  20,964           14,200
Minority interest                                                                            618              331
Preferred share dividends                                                                  2,343
Real estate depreciation from unconsolidated ventures                                        825              336
Gain on sale a property                                                                     (720)
Interest on convertible subordinated debentures                                               66              109
Amortization of deferred costs on convertible debentures                                       6               11
                                                                                       ----------      -----------
   Funds from operations                                                                $ 37,808        $  23,948
                                                                                       ==========      ===========

Weighted average number of common and common
   equivalent shares outstanding                                                          49,230           34,515


INFLATION

     We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to our ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

     We have recognized the need to ensure that our computer equipment and software ("computer systems"), other equipment and operations will not be adversely impacted by the change to the calendar Year 2000. As such, we have taken steps to identify and resolve potential areas of risk by implementing a comprehensive Year 2000 action plan. The plan is divided into four phases: identification, assessment, notification/certification, and testing/contingency plan development; and includes three major elements: computer systems, other equipment and third parties. We are on the fourth phase for our computer systems, and the third phase for our other equipment and third party services.

     We believe that the Year 2000 issue will not pose significant operating problems for our computer systems, since the significant computer equipment and software products we utilize are already compliant or were converted or modified as part of system upgrades unrelated to the Year 2000 issue. We are in the process of developing a contingency plan which will permit our primary computer systems operations to continue if the on-going testing of such conversions and modifications reveals any Year 2000 issues presently unknown to us.

     Our total cost of addressing the Year 2000 issues with respect to our own computer systems, other equipment and operations is expected to be minimal because we are not performing our computer systems upgrades and conversions to address the Year 2000 issues. Additionally, the majority of Year 2000 issues are being addressed by use of internal resources and we do not separately track such internal costs which are principally payroll and related costs. Our minimal cost estimate does not include time and costs that may be incurred by us as a result of the failure of any third parties to become Year 2000 ready or costs to implement any contingency plans.

     We are communicating with our key third party service providers and vendors, including those who have previously sold equipment to us, to obtain information and compliance certificates, if possible, regarding their state of readiness with respect to the Year 2000 issue. Failure of certain third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse impact on our business and results of operations. However, failure of third parties to remediate Year 2000 issues affecting our previously purchased equipment is not expected to have a material adverse impact on our business or results of operations. Final determination of third party Year 2000 readiness is expected to be substantially complete in mid-1999, however, none of the responses received from third party service providers as of May 13, 1999 have indicated any problem with bringing their services into Year 2000 compliance. We intend to continue to monitor the progress made by third parties, test critical system interfaces and formulate appropriate contingency and business continuation plans to address third party issues identified through our evaluations and assessments.

     We   presently  believe   that  the  most  reasonably  likely   worst  case
scenario with respect to the Year 2000 issues is the failure of third party service providers, including utility suppliers and banks, to become Year 2000 compliant. This could result in interruptions in services to our apartment communities for a period of time and could adversely affect our access to credit and money markets which, in turn, could result in loss of normal operating capacity. If our computer systems completely fail, we would be able to continue affected functions either manually or through non-Year 2000 compliant systems. We do not believe that the increased costs associated with such interruptions could exceed $1 million.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11.1   Statement regarding  Computation  of Earnings Per Common
                        Share

                 27.1 Financial Data Schedule (filed only electronically with the Commission)

           (b)   Reports on Form 8-K

                 Current Report on Form 8-K dated February 23, 1999 and filed with the Commission on March 10, 1999, contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                 Amendment No. 1 to Current Report on Form 8-K/A dated June 30, 1998 and filed with the commission on March 10, 1999, contained information under Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



    /s/ G. Steven Dawson                                    May 13, 1999
---------------------------------------           -----------------------------
G. Steven Dawson                                      Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)