Form 10-Q
period 1999-06-30
CAMDEN PROPERTY TRUST
filed 1999-08-13
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR

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

As of August 10, 1999, there were 41,398,047 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      ASSETS
                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                    -------------  ----------------
                                                                                    (Unaudited)
Real estate assets, at cost:
     Land                                                                           $   338,993     $    321,752
     Buildings and improvements                                                       2,012,933        1,917,026
                                                                                    ------------   --------------
                                                                                      2,351,926        2,238,778
     Less: accumulated depreciation                                                    (209,341)        (167,560)
                                                                                    ------------   --------------
          Net operating real estate assets                                            2,142,585        2,071,218
     Projects under development, including land                                         203,414          216,680
     Investment in joint ventures                                                        26,706           32,484
                                                                                    ------------   --------------
                                                                                      2,372,705        2,320,382
Accounts receivable - affiliates                                                          1,382              831
Notes receivable - affiliates                                                             1,800            1,800
Other assets, net                                                                        31,471           15,036
Cash and cash equivalents                                                                 9,736            5,647
Restricted cash - escrow deposits                                                         5,350            4,286
                                                                                    ------------   --------------
                  Total assets                                                      $ 2,422,444    $   2,347,982
                                                                                    ============   ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable:
           Unsecured                                                                $   704,431     $    632,923
           Secured                                                                      356,820          369,645
     Accounts payable                                                                    18,759           24,180
     Accrued real estate taxes                                                           18,842           21,474
     Accrued expenses and other liabilities                                              31,977           28,278
     Distributions payable                                                               27,283           25,735
                                                                                    ------------   --------------
          Total liabilities                                                           1,158,112        1,102,235

Minority Interests:
     Preferred units                                                                     97,926
     Common units                                                                        68,987           71,783
                                                                                    ------------     ------------
          Total minority interests                                                      166,913           71,783

7.33% Convertible Subordinated Debentures                                                 3,536            3,576

Shareholders' Equity:
     Preferred shares of beneficial interest                                                 42               42
     Common shares of beneficial interest                                                   447              447
     Additional paid-in capital                                                       1,303,312        1,299,539
     Distributions in excess of net income                                             (115,956)         (98,897)
     Unearned restricted share awards                                                    (9,988)         (10,039)
     Less: treasury shares, at cost                                                     (83,974)         (20,704)
                                                                                    ------------   --------------
          Total shareholders' equity                                                  1,093,883        1,170,388
                                                                                    ------------   --------------
                Total liabilities and shareholders' equity                          $ 2,422,444    $   2,347,982
                                                                                    ============   ==============

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

 (In thousands, except per share amounts)

                                                                           Three Months               Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                       ----------------------  -------------------------
                                                                         1999         1998       1999           1998
                                                                       ----------   ---------  ----------    -----------
 REVENUES
     Rental income                                                     $ 83,695     $ 84,964   $ 165,829     $  139,799
     Other property income                                                5,420        5,350      10,579          8,566
                                                                       ---------    ---------  ----------    -----------
              Total property income                                      89,115       90,314     176,408        148,365
     Equity in income of joint ventures                                     428          430         944            722
     Fee and asset management                                             1,273          237       2,223            349
     Other income                                                           596          606         672            743
                                                                       ---------    ---------  ----------    -----------
              Total revenues                                             91,412       91,587     180,247        150,179
                                                                       ---------    ---------  ----------    -----------

 EXPENSES
     Property operating and maintenance                                  26,563       27,931      52,139         47,249
     Real estate taxes                                                    9,303        8,680      18,504         14,969
     General and administrative                                           2,376        2,068       4,799          3,519
     Interest                                                            14,044       15,512      27,518         23,266
     Depreciation and amortization                                       21,486       22,489      42,838         36,977
                                                                       ---------    ---------  ----------    -----------
              Total expenses                                             73,772       76,680     145,798        125,980
                                                                       ---------    ---------  ----------    -----------

 Income before gain on sale of a property                                17,640       14,907      34,449         24,199
     and minority interests
 Gain on sale of a property                                                                          720
                                                                       ---------    ---------  ----------    -----------
 Income before minority interests                                        17,640       14,907      35,169         24,199
 Minority interests
     Preferred unit distributions                                        (2,119)                  (2,981)
     Minority interest                                                     (340)        (653)       (958)          (984)
                                                                       ---------    ---------  ----------    -----------
              Total minority interests                                   (2,459)        (653)     (3,939)          (984)
                                                                       ---------    ---------  ----------    -----------
 Net income                                                              15,181       14,254      31,230         23,215
 Preferred share dividends                                               (2,343)      (4,686)     (4,686)        (4,686)
                                                                       ---------    ---------  ----------    -----------
 Net income to common shareholders                                     $ 12,838     $  9,568   $  26,544     $   18,529
                                                                       =========    =========  ==========    ===========

 Basic earnings per share                                              $   0.31     $   0.22   $    0.63     $     0.49
 Diluted earnings per share                                            $   0.30     $   0.21   $    0.61     $     0.47

 Distributions declared per common share                               $  0.520     $  0.505   $   1.040     $    1.010

 Weighted average number of common shares                                41,243       44,262      42,038         37,952
     outstanding
 Weighted average number of common and                                   44,320       46,826      45,093         40,581
     common dilutive equivalent shares outstanding


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                                                 Six Months
                                                                                               Ended June 30,
                                                                                        ----------------------------
                                                                                           1999            1998
                                                                                        ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                                         $    31,230      $   23,215
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        42,838          36,977
        Equity in income of joint ventures, net of cash received                                711             380
        Gain on sale of a property                                                             (720)
        Minority interest                                                                       958             984
        Accretion of discount on unsecured notes payable                                        128              80
        Net change in operating accounts                                                    (13,062)        (14,913)
                                                                                        ------------    ------------
        Net cash provided by operating activities                                            62,083          46,723

CASH FLOW FROM INVESTING ACTIVITIES
     Cash of Oasis at acquisition                                                                             7,253
     Net proceeds from Third Party Transaction                                                              226,128
     Increase in real estate assets                                                        (101,681)       (135,454)
     Net proceeds from sales of properties                                                    4,825          42,513
     Net decrease in affiliate notes receivable                                                               3,911
     Increase in investment in joint ventures                                                (1,336)
     Other                                                                                   (1,110)           (428)
                                                                                        ------------    ------------
        Net cash (used in) provided by investing activities                                 (99,302)        143,923

CASH FLOW FROM FINANCING ACTIVITIES
     Net (decrease) increase in unsecured lines of credit and short-term borrowings        (182,000)         87,792
     Debt repayments from Third Party Transaction                                                          (114,248)
     Proceeds from notes payable                                                            253,380
     Proceeds from issuance of preferred units, net                                          97,926
     Repayment of notes payable                                                             (12,825)        (10,742)
     Distributions to shareholders and minority interests                                   (52,311)        (36,780)
     Payment of loan costs                                                                   (1,600)           (168)
     Repurchase of common shares                                                            (63,270)
     Other                                                                                    2,008           1,092
                                                                                        ------------    ------------
        Net cash provided by (used in) financing activities                                  41,308         (73,054)
                                                                                        ------------    ------------
        Net increase in cash and cash equivalents                                             4,089         117,592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                5,647           6,468
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $     9,736     $   124,060
                                                                                        ============    ============

SUPPLEMENTAL INFORMATION
     Cash paid for interest, net of interest capitalized                                $    23,414      $   20,941
     Interest capitalized                                                               $     8,182      $    3,461

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of Oasis, net of cash acquired and fair value adjustment from the acquisitions of Oasis and Paragon:
        Fair value of assets acquired                                                   $       835      $  781,515
        Liabilities assumed                                                             $       835      $  493,461
        Common shares issued                                                                             $  395,528
        Preferred shares issued                                                                          $  104,125
        Fair value of minority interest                                                                  $   21,782
        Conversion of 7.33% subordinated debentures to common shares, net               $        40      $    2,242
        Value of shares issued under benefit plans, net                                 $     3,478      $    5,767
     Conversion of operating partnership units to common shares                         $       292      $    9,693
     Note payable assumed upon purchase of a property                                                    $    8,199


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

BUSINESS

        We are a Houston-based real estate investment trust ("REIT") and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At June 30, 1999, we owned interests in, operated or were developing 160 multifamily properties containing 56,210 apartment homes located in nine states. Eleven of our multifamily properties containing 4,720 apartment homes were under development at June 30, 1999. One of our newly developed multifamily properties containing 306 apartment homes was in lease-up at June 30, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

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

     In connection with the merger with Oasis, on June 30, 1998 we completed a transaction in which we formed Sierra-Nevada Multifamily Investments, LLC. In this transaction, we transferred an 80% interest in 19 apartment communities for an aggregate of $248 million to a private limited liability company that was not affiliated with either us or Oasis. We retained the remaining 20% interest. Prior to this transaction we owned 100% of each of these 19 properties through one of our wholly-owned subsidiaries. Prior to the merger with Oasis, Oasis owned 100% of each of these properties. These properties contain 5,119 apartment homes and are located in Las Vegas.

REAL ESTATE ASSETS AT COST

        We capitalized $14.7 million and $10.7 million in the six months ended June 30, 1999 and 1998, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. If we had adopted the accounting policy described below as of January 1, 1998, the amounts capitalized for the six months ended June 30, 1998 would have been $11.8 million.

        Effective April 1, 1998, we implemented prospectively a new accounting policy where expenditures for floor coverings, appliances and HVAC unit replacements are capitalized and depreciated over their estimated useful lives. Previously, all such replacements had been expensed. We believe that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of our peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. See Recent Accounting Pronouncements below for the effect of this change and our adoption of a recent accounting pronouncement on our financial results for the six months ended June 30, 1998.

PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $6.1 million and $11.7 million for the three and six months ended June 30, 1999, and $6.2 million and $9.8 million for the three and six months ended June 30, 1998, respectively.

COMMON SHARE DIVIDEND DECLARATION

        In June 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the second quarter of 1999 which was paid on July 16, 1999 to all common shareholders of record as of June 30, 1999. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

PREFERRED SHARE DIVIDEND DECLARATION

        In June 1999, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares in the amount of $0.5625 per share payable August 16, 1999 to all preferred shareholders of record as of June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

        On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred for transactions entered into on or after March 20, 1998. Prior to our adoption of this policy, we had been capitalizing such costs. Had we adopted Issue No. 97-11 and the new accounting policy for floor coverings, appliances and HVAC unit replacements as of January 1, 1998, net income to common shareholders would have increased $650,000 or $0.02 per basic and diluted earnings per share for the six months ended June 30, 1998.

EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                       ---------------------   ----------------------
                                                                         1999        1998        1999         1998
                                                                       ----------  ---------   ----------   ---------
BASIC EARNINGS PER SHARE:
  Weighted Average Common Shares Outstanding                              41,243     44,262       42,038      37,952
                                                                       ==========  =========   ==========   =========
       Basic Earnings Per Share                                        $    0.31   $   0.22    $    0.63    $   0.49
                                                                       ==========  =========   ==========   =========

DILUTED EARNINGS PER SHARE:
  Weighted Average Common Shares Outstanding                              41,243     44,262       42,038      37,952
  Shares Issuable from Assumed Conversion of:
     Common Share Options and Awards Granted                                 419        459          394         428
     Minority Interest Units                                               2,658      2,105        2,661       2,201
                                                                       ----------  ---------   ----------   ---------
  Weighted Average Common Shares Outstanding, as Adjusted                 44,320     46,826       45,093      40,581
                                                                       ==========  =========   ==========   =========
     Diluted Earnings Per Share                                        $    0.30   $   0.21    $    0.61    $   0.47
                                                                       ==========  =========   ==========   =========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
  Net Income                                                           $  15,181   $ 14,254    $  31,230    $ 23,215
  Less: Preferred Share Dividends                                          2,343      4,686        4,686       4,686
                                                                       ----------   --------   ----------    --------
  Net Income to Common Shareholders
       (Basic Earnings Per Share Computation)                             12,838      9,568       26,544      18,529
  Minority Interest                                                          340        238          958         569
                                                                       ----------  ---------   ----------   ---------
  Net Income to Common Shareholders, as Adjusted
       (Diluted Earnings Per Share Computation)                        $  13,178   $  9,806    $  27,502    $ 19,098
                                                                       ==========  =========   ==========   =========

RECLASSIFICATIONS

     Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2. NOTES PAYABLE

   The following is a summary of our indebtedness:

(In millions)

                                                                                           June 30,      December 31,
                                                                                             1999            1998
                                                                                         -------------  ----------------
Senior Unsecured Notes:
     6.63% - 7.25% Notes, due 2001-2006                                                  $     522.9      $     323.9
     6.68% - 7.63% Medium Term Notes, due 2000 - 2009                                          181.5            127.0
     Unsecured Lines of Credit and Short-Term Borrowings                                                        182.0
                                                                                         ------------    -------------
                                                                                               704.4            632.9

Secured Notes - Mortgage loans (5.22% - 8.63%), due 1999 - 2028                                356.9            369.7
                                                                                         ------------    -------------
          Total notes payable                                                            $   1,061.3      $   1,002.6
                                                                                         ============    =============


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

     In April 1999, we issued $15 million aggregate principal amounts of senior unsecured notes from our $196 million medium-term note shelf registration. These fixed rate notes, due in March 2002, bear interest at a rate of 6.74%, payable semiannually on March 15 and September 15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     In April 1999, we issued from our $500 million shelf registration an aggregate principal amount of $200 million of five-year senior unsecured notes. Interest on the notes accrues at an annual rate of 7.0% and is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The notes may be redeemed at any time at our option subject to a make-whole provision. We used the net proceeds of $197.7 million to reduce $171 million of indebtedness under the unsecured lines of credit and for general working capital purposes.

     At June 30, 1999, we maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The interest rate is fixed at 6.1%, resulting in an interest rate exposure equal to the difference between 6.1% and the actual LIBOR rate. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the unsecured lines of credit and other floating rate indebtedness.

     At June 30, 1999, the weighted average interest rate on floating rate debt was 5.44%.

     We are currently in the process of executing a new line of credit for approximately $375 million which will be completed during the third quarter of 1999. The new line will include 14 banks, 10 of which are new to our unsecured facility. The new line of credit will replace our three current credit facilities, totaling $275 million, which had no balances outstanding at quarter end.

3.   NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------    -----------
Decrease (increase) in assets:
     Accounts receivable - affiliates                  $    (372)     $     679
     Other assets, net                                    (8,576)            15
     Restricted cash - escrow deposits                    (1,064)         1,498

Increase (decrease) in liabilities:
     Accounts payable                                     (6,191)        (3,362)
     Accrued real estate taxes                            (2,632)        (3,229)
     Accrued expenses and other liabilities                5,773        (10,514)
                                                       ----------    -----------
          Net change in operating accounts             $ (13,062)     $ (14,913)
                                                       ==========    ===========

4. PREFERRED UNITS

     In February 1999, our operating partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our 8.5% Series B Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

5. RESTRICTED SHARE AND OPTION AWARDS

     During the first six months of 1999, we granted 115,850 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on market value at the date of grant and have vesting periods of up to five years. We also granted 603,071 options with an exercise price equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the six month period ended June 30, 1999, previously granted options to purchase 649,119 shares became exercisable and 100,917 restricted shares vested.

6. COMMON SHARE REPURCHASE PROGRAM

     In March 1999, the Board of Trust Managers authorized us to repurchase up to $50 million of our common shares through open market purchases and private transactions. This amount is in addition to the initial $50 million the Board of Trust Managers authorized for repurchase in September 1998. As of June 30, 1999, we had repurchased 3,323,260 common shares for a total cost of $84.0 million. We expect to complete the repurchase of the remaining $16 million during the third quarter of 1999.

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

8. CONTINGENCIES

     Prior to our merger, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act (the "Fair Housing Act") as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act,
(b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants' alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

     With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. We are currently in the process of determining the extent of the alleged noncompliance on the properties discussed above and the remaining changes that may be necessitated. At this time, we are not able to provide an estimate of costs and expenses associated with the resolution of this matter however, management does not expect the amount to be material. There can be no assurance that we will be successful in the defense of the Justice Department action.

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

     We seek to selectively dispose of assets that are either not in our current markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. The proceeds from these sales may be reinvested in acquisitions or developments or used to retire debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 1998 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust ("REIT") and unexpected Year 2000 problems.

BUSINESS

     We are a Houston-based REIT and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At June 30, 1999, we owned interests in, operated or were developing 160 multifamily properties containing 56,210 apartment homes located in nine states. Eleven of our multifamily properties containing 4,720 apartment homes were under development at June 30, 1999. One of our newly developed multifamily properties containing 306 apartment homes was in lease-up at June 30, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

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

     In connection with the merger with Oasis, on June 30, 1998 we completed a transaction in which we formed Sierra-Nevada Multifamily Investments, LLC. In this transaction, we transferred an 80% interest in 19 apartment communities for an aggregate of $248 million to a private limited liability company that was not affiliated with either us or Oasis. We retained the remaining 20% interest. Prior to this transaction we owned 100% of each of these 19 properties through one of our wholly-owned subsidiaries. Prior to the merger with Oasis, Oasis owned 100% of each of these properties. These properties contain 5,119 apartment homes and are located in Las Vegas.

PROPERTY PORTFOLIO

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development and joint venture properties that we do not manage, is summarized as follows:


                                                                  June 30,1999               December 31, 1998
                                                          -----------------------------------------------------------
                                                          Apartment                     Apartment
                                                            Homes    Properties  % (a)    Homes    Properties % (a)
                                                          ---------- ----------- ------ ---------- ---------- -------
Operating Properties
Texas
   Houston                                                     6,345       15      13%       6,345       15     13%
   Dallas (b)                                                  9,381       26      17        9,381       26     17
   Austin                                                      1,745        6       4        1,745        6      4
   Other                                                       1,641        5       3        1,641        5      3
                                                          -----------  -------  ------  -----------  -------  -----
      Total Texas Operating Properties                        19,112       52      37       19,112       52     37
Arizona                                                        2,326        7       5        2,326        7      5
California                                                     1,272        3       3        1,272        3      3
Colorado (b)                                                   1,972        6       3        1,972        6      3
Florida                                                        7,567       18      15        7,261       17     14
Kentucky                                                       1,016        4       2        1,142        5      2
Missouri                                                       3,327        8       7        3,327        8      7
Nevada (b)                                                    12,163       41      14       12,163       41     14
North Carolina (b)                                             2,735       10       4        2,735       10      4
                                                          -----------  -------  ------  -----------  -------  -----
      Total Operating Properties                              51,490      149      90       51,310      149     89
                                                          -----------  -------  ------  -----------  -------  -----

Properties Under Development
Texas
   Houston (c)                                                 1,913        4       4        2,213        5      4
   Dallas                                                        620        1       1          600        1      1
                                                          -----------  -------  ------  -----------  -------  -----
      Total Texas Development Properties                       2,533        5       5        2,813        6      5
Arizona                                                          325        1       1          325        1      1
California                                                       380        1       1          380        1      1
Colorado                                                         558        2       1          558        2      1
Florida (c)                                                      492        1       1        1,150        3      2
Kentucky                                                         432        1       1          432        1      1
                                                          -----------  -------  ------  -----------  -------  -----
      Total Properties Under Development                       4,720       11      10        5,658       14     11
                                                          -----------  -------  ------  -----------  -------  -----
      Total Properties                                        56,210      160     100%      56,968      163    100%
                                                          ===========  =======  ======  ===========  =======  =====
Less: Joint Venture
      Apartment Homes (b)                                      6,704                         6,704
                                                          -----------                   -----------
Total Apartment Homes
     - Owned 100%                                             49,506                        50,264
                                                          ===========                   ===========

  (a) Based on number of apartment homes owned 100%.
  (b) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, one property with 321 apartment homes in Colorado in which we own a 50% interest, and 19 properties with 5,119 apartment homes in Nevada in which we own a 20% interest.
  (c) The June 30, 1999 amounts exclude one property with 300 apartment homes in Houston and one property with 352 apartment homes in Florida which were previously included as properties under development. These properties are now classified as land held for future development.

     At June 30, 1999, we had one completed property under lease-up as follows:

                                           Product      Number of        % Leased                        Estimated
                                            Type     Apartment Homes     at 8/4/99       Date of          Date of
         Property and Location                                                         Completion      Stabilization
----------------------------------------- ---------- ----------------- -------------  --------------  -----------------
Renaissance Pointe II
   Orlando, FL                             Garden          306                 87%        1Q99              3Q99


     At June 30, 1999, we had 11 development properties in various stages of construction as follows:

                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
---------------------------------------------- -------------- ------------ --------------- -------------- ---------------
In Lease-up
The Park at Midtown                                Urban            337       $    22.0        3Q99            3Q99
   Houston, TX
The Park at Interlocken                           Garden            340            34.9        3Q99            1Q00
   Denver, CO
The Park at Goose Creek                         Affordable          272            12.5        3Q99            4Q99
   Baytown, TX
The Park at Holly Springs                         Garden            548            37.1        3Q99            3Q00
   Houston, TX
The Park at Greenway                               Urban            756            55.7        4Q99            4Q00
   Houston, TX
                                                              ----------      ----------
                                      Subtotal                    2,253           162.2
                                                              ----------      ----------
Under Construction
The Park at Caley                                 Garden            218            18.3        4Q99            2Q00
   Denver, CO
The Park at Lee Vista                             Garden            492            32.8        1Q00            2Q01
   Orlando, FL
The Park at Oxmoor                                Garden            432            22.1        1Q00            4Q00
   Louisville, KY
The Park at Arizona Center                         Urban            325            22.0        1Q00            4Q00
   Phoenix, AZ
The Park at Crown Valley                          Garden            380            42.0        4Q00            2Q01
   Mission Viejo, CA
The Park at Farmers Market, Phase I                Urban            620            49.8        4Q00            3Q01
   Dallas, TX
                                                              ----------     -----------
                                      Subtotal                    2,467           187.0
                                                              ----------     -----------
      Total for 11 development properties                         4,720      $    349.2
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

COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 AND JUNE 30, 1998

     The changes in operating results from period to period are primarily due to the transfer of 19 properties totaling 5,119 apartment homes into the Sierra Nevada joint venture, the development of two properties totaling 602 apartment homes, the acquisition of five properties containing 2,226 apartment homes, the disposition of seven properties containing 1,520 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the second quarter of 1999 decreased by 2,941 apartment homes, or 6.1%, from 48,119 to 45,178. Total operating properties were 126 and 125 at June 30, 1999 and 1998, respectively. The 45,178 weighted average apartment homes and the 126 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Rental income per apartment home per month increased $29 or 4.9%, from $589 to $618 for the second quarters of 1998 and 1999, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on four of the five acquired properties and the completed development properties. Additionally, six of the seven disposed properties had average rental rates significantly lower than the portfolio average. Overall average occupancy increased slightly from 93.0% for the quarter ended June 30, 1998 to 93.4% for the quarter ended June 30, 1999.

     Other property income for the quarter ended June 30, 1999 increased $70,000 over the quarter ended June 30, 1998. The increase in other property income was due to $453,000 increase from new revenue sources such as telephone, cable and water. This increase was offset by the fewer number of apartment homes owned and in operation.

     Property operating and maintenance expenses decreased $1.4 million from $27.9 million to $26.6 million and decreased as a percent of total property income from 30.9% to 29.8% for the quarters ended June 30, 1998 and 1999, respectively. The decrease in operating expense was due to the fewer number of apartment homes owned and in operation. Our operating expense ratios decreased primarily as a result of operating efficiencies gained from the new development properties.

     Real estate taxes increased $623,000 from $8.7 million to $9.3 million for the second quarters of 1998 and 1999, respectively, which represents an annual increase of $102 per apartment home. The increase was primarily due to increases in the valuations of renovated, acquired and developed properties and increases in property tax rates.

     General and administrative expenses increased $308,000 from $2.1 million to $2.4 million, and increased as a percent of revenues from 2.3% to 2.6% for the quarters ended June 30, 1998 and 1999, respectively. The increase is primarily due to increases in incentive-based compensation.

     Interest expense decreased from $15.5 million to $14.0 million primarily due to the $100 million preferred unit issuance in February 1999 and the reduction of debt due to the Sierra-Nevada transaction in June 1998. These decreases were offset by interest incurred from the repurchase of our shares under the common share repurchase program. Interest capitalized was $4.3 million and $2.4 million for the quarters ended June 30, 1999 and 1998, respectively.

     Depreciation and amortization decreased from $22.5 million to $21.5 million. This decrease was due primarily to the fewer number of apartment homes owned and in operation.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     The changes in operations results from period to period are primarily due to the Oasis merger, transfer of 19 properties totaling 5,119 apartment homes into the Sierra-Nevada joint venture, development of two properties aggregating 602 apartment homes, the acquisition of five properties containing 2,226 apartment homes, the disposition of seven properties containing 1,520 apartment homes and an increase in new operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the first six months of 1999 increased by 4,396 apartment homes, or 10.8%, from 40,564 to 44,960. Total operating properties were 126 and 125 at June 30, 1999 and 1998, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 44,960 and 40,564 exclude the impact of our ownership interest in apartment homes owned in joint ventures throughout the six month periods.

     The average rental income per apartment home per month increased $41 or 7.1%, from $574 to $615 for the six months ended June 30, 1998 and 1999, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis merger, four of the five acquired properties and completion of new development properties. Additionally, six of the seven disposed properties had average rental rates significantly lower than the portfolio average.

     Other property income increased $2.0 million from $8.6 million to $10.6 million for the six months ended June 30, 1998 and 1999, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $1.1 million increase from new revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $4.9 million, from $47.2 million to $52.1 million, but decreased as a percent of total property income from 31.8% to 29.6% for the six months ended June 30, 1998 and 1999, respectively. Our operating expense ratio decreased from the prior year primarily as a result of the impact of our April 1, 1998 adoption of a new accounting policy, whereby expenditures for floor coverings, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, we had been expensing these costs. Had this policy been adopted as of January 1, 1998, the six months ended June 30, 1998 operating expense ratio would have been 31.1%.

     Real estate taxes increased $3.5 million from $15 million to $18.5 million for the six months ended June 30, 1998 and 1999, respectively, which represents an annual increase of $85 per apartment home. The increase was primarily due to increases in the valuations of renovated, acquired and developed properties and increases in property tax rates. This increase per apartment home was partially offset by lower property taxes in the portfolio added through the Oasis merger.

     General and administrative expenses increased $1.3 million from $3.5 million to $4.8 million, and increased as a percent of revenues from 2.3% to 2.7%. The general and administrative expense ratio increase is mainly attributable to the impact of our March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1, which is partially offset by efficiencies resulting from operating a larger portfolio.

     Interest expense increased from $23.3 million to $27.5 million due to increased indebtedness related to the Oasis merger, completed developments, renovations and property acquisitions. Interest capitalized was $8.2 million and $3.5 million for the six months ended June 30, 1999 and 1998, respectively.

     Depreciation and amortization increased from $37.0 million to $42.8 million. This increase was due primarily to the Oasis merger, developments, renovations and property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRUCTURE

     We intend to continue maintaining what management believes to be a conservative capital structure by:

          (i)   using a  prudent combination  of debt and common  and  preferred equity;
          (ii) extending and sequencing the maturity dates of our debt where possible;
          (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate;
          (iv) borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and
          (v)   maintaining conservative coverage ratios.

     The interest expense coverage ratio after capitalized  interest was 3.8 and
3.6 times for the six months ended June 30, 1999 and 1998, respectively, and 3.8 times and 3.4 times for the quarters ended June 30, 1999 and 1998, respectively. At June 30, 1999 and 1998, 74.6% and 69.2%, respectively, of our properties (based on invested capital) were unencumbered.

LIQUIDITY

     We intend to meet our liquidity requirements through cash flows provided by operations, our unsecured lines of credit described in the Financial Flexibility section below and other long-term and short-term borrowings. We primarily use common and preferred equity capital and senior unsecured debt to refinance maturing secured debt and borrowings under our unsecured lines of credit. As of June 30, 1999, we had $275 million available under the unsecured lines of credit, $75 million available under our universal shelf registration, and $14.5 million available under our medium-term note program. Finally, we have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available. We consider our ability to generate cash to be sufficient, and expect to be able to meet future operating and financing cash requirements and to pay distributions to shareholders and unitholders.

     We are currently in the process of executing a new line of credit for approximately $375 million which will be completed during the third quarter of 1999. The new line will include 14 banks, 10 of which are new to our unsecured facility. The new line of credit will replace our three current credit facilities, totaling $275 million, which had no balances outstanding at quarter end.

     In June 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the second quarter of 1999 which was paid on July 16, 1999 to all common shareholders of record as of June 30, 1999. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

     In June 1999, we declared a quarterly dividend on our Series A Cumulative Preferred Shares, which were issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share is payable August 16, 1999 to all preferred shareholders of record as of June 30, 1999.

FINANCIAL FLEXIBILITY

     We concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the six months ended June 30, 1999, we incurred $87.4 million in development costs and no acquisition costs. We are developing eleven additional properties at an aggregate cost of approximately $349.2 million. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured lines of credit. We also seek to selectively dispose of assets that are either not in our current markets, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Such sales generate capital for acquisitions and new developments or for debt reduction.

     Our unsecured lines of credit mature January through July 2000. As of June 30,1999, we had no balances outstanding under our current unsecured lines of credit. Advances under the unsecured lines of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the unsecured lines of credit. The unsecured lines of credit are subject to customary financial covenants and limitations.

     As an alternative to our unsecured lines of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured lines of credit bank groups. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured lines of credit.

     On February 23, 1999, our operating partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our 8.5% Series B Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

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

     At June 30, 1999, we maintained a $25 million interest rate hedging agreement which is scheduled to mature in July 2000. The issuing bank has an option to extend this agreement to July 2002. The interest rate is fixed at 6.1%, resulting in an interest rate exposure equal to the difference between 6.1% and the actual LIBOR rate. This swap continues to be used as a hedge to manage the risk of interest rate fluctuations on the unsecured lines of credit and other floating rate indebtedness.

     At June 30, 1999, the weighted average interest rate on floating rate debt was 5.44%.

FUNDS FROM OPERATIONS

     Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO assumes conversion at the beginning of the period of all dilutive convertible securities, including minority interest, which are convertible into common equity.

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three months ended June 30, 1999 increased slightly over the three months ended June 30, 1998. The increase in diluted FFO during the three months ended June 30, 1999 from property acquisitions, developments and improvements in the performance of the stabilized properties was offset by the transfer of 5,119 apartment homes into a joint venture at June 30, 1998, and the repurchase of our shares under our common share repurchase program. Our diluted FFO for the six months ended June 30, 1999 increased $13.9 million over the six months ended June 30, 1998. This increase in diluted FFO was due to the Oasis merger, property acquisitions, developments and improvements in the performance of the stabilized properties in our portfolio.


     The calculation of basic and diluted FFO for the three and six months ended June 30, 1999 and 1998 follows:

(In thousands)

                                                                       Three Months              Six Months
                                                                      Ended June 30,           Ended June 30,
                                                                  -----------------------   ----------------------
                                                                    1999         1998         1999         1998
                                                                  ----------   ----------   ----------   ---------
FUNDS FROM OPERATIONS:
   Net income to common shareholders                              $  12,838    $   9,568    $  26,544    $ 18,529
   Real estate depreciation                                          21,109       22,094       42,073      36,294
   Real estate depreciation from unconsolidated ventures                801          408        1,626         744
   Preferred share dividends                                                       2,343                    2,343
   Gain on sale of a property                                                                    (720)
                                                                  ----------   ----------   ----------   ---------
FUNDS FROM OPERATIONS - BASIC                                        34,748       34,413       69,523      57,910
   Preferred share dividends                                          2,343        2,343        4,686       2,343
   Minority interest                                                    340          653          958         984
   Interest on convertible subordinated debentures                       66           71          132         180
   Amortization of deferred costs on convertible debentures               6            7           12          18
                                                                  ----------   ----------   ----------   ---------
FUNDS FROM OPERATIONS - DILUTED                                   $  37,503    $  37,487    $  75,311    $ 61,435
                                                                  ==========   ==========   ==========   =========

WEIGHTED AVERAGE SHARES - BASIC                                      41,243       44,262       42,038      37,952
   Common share options and awards granted                              419          459          394         428
   Preferred shares                                                   3,207        3,207        3,207       1,613
   Minority interest units                                            2,658        2,778        2,661       2,539
   Convertible subordinated debentures                                  149          161          149         204
                                                                  ----------   ----------   ----------   ---------
WEIGHTED AVERAGE SHARES - DILUTED                                    47,676       50,867       48,449      42,736
                                                                  ==========   ==========   ==========   =========

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

     Our estimated total cost of addressing the Year 2000 issues with respect to our own computer systems, other equipment and operations is expected to be minimal since any computer systems upgrades and conversions to specifically address the Year 2000 issues have been and are expected to be minimal. Additionally, the majority of Year 2000 issues are being addressed by use of internal resources and such future internal costs are expected to be minimal as well. We do not separately track internal cost, which primarily consist of payroll and related costs, incurred on Year 2000 issues. We have not estimated any time or other internal costs that may be incurred by us as a result of the failure of any third parties to become Year 2000 ready or costs to implement any contingency plans.

     We are communicating with our key third party service providers and vendors, including those who have previously sold equipment to us, to obtain information and compliance certificates, if possible, regarding their state ofreadiness with respect to the Year 2000 issue. As of August 11, 1999, 99% of key third party services providers have responded with compliance certificates. Failure of certain third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse impact on our business and results of operations. Final determination of third party Year 2000 readiness is substantially complete. None of the responses received from third party service providers as of August 5, 1999 have indicated any problem with bringing their services into Year 2000 compliance. We intend to continue to monitor the progress made by third parties, test critical system interfaces and formulate appropriate contingency and business continuation plans to address third party issues identified through our evaluations and assessments.

     We presently believe that the worst case scenario with respect to the Year 2000 issues is the failure of third party service providers, including utility suppliers and banks, to become Year 2000 compliant. This could result in interruptions in services to our apartment communities for a period of time and could adversely affect our access to credit and money markets which, in turn, could result in loss of normal operating capacity. If our computer systems completely fail, we would be able to continue affected functions either manually or through non-Year 2000 compliant systems. We do not believe that the increased costs associated with such interruptions from both third party service failure and computer system failure could exceed $1 million.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on April 8, 1998.

         (1) The Shareholders elected eight of the eight Trust Managers nominated by the Board of Trust Managers.

                                                                                                        Broker
                                                 AFFIRMATIVE        NEGATIVE        ABSTENTIONS       NON-VOTERS
           Richard J. Campo                       32,996,939        173,885              0                0
           William R. Cooper                      32,995,299        175,525              0                0
           George A. Hrdlicka                     32,996,489        174,335              0                0
           Lewis A. Levey                         32,996,882        173,942              0                0
           D. Keith Oden                          32,996,939        173,885              0                0
           F. Gardner Parker                      32,997,114        173,710              0                0
           Steven A. Webster                      32,997,114        173,710              0                0
           Scott S. Ingraham                      32,997,114        173,710              0                0


     (2) The Shareholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December 31,1999.


                                                                                                  Broker
                 AFFIRMATIVE                  NEGATIVE               ABSTENTIONS                NON-VOTERS
                  32,756,935                   63,921                  349,968                      0


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1  Statement regarding Computation of Earnings Per Common Share

              27.1 Financial Data Schedule (filed only electronically with the Commission)

         (b)  Reports on Form 8-K

               Current Report on Form 8-K dated April 15, 1999 and filed with the Commission on April 16,1999, contained information under
               Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

               Current Report on Form 8-K dated and filed with the commission on April 20, 1999, contained information under Item 5 (other Events) and Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST



       /s/ G. Steven Dawson                              August 11, 1999
---------------------------------------        --------------------------------
G. Steven Dawson                                  Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)