Form 10-K/A
period 1998-12-31
CAMDEN PROPERTY TRUST
filed 1999-11-02
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                         Commission file number: 1-12110

                              CAMDEN PROPERTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                     TEXAS                              76-6088377
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)             Identification No.)



        3 GREENWAY PLAZA, SUITE 1300                      77046
               HOUSTON, TEXAS                           (Zip Code)
  (Address of Principal Executive Offices)


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

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

     Camden Property Trust is a Houston-based real estate investment trust ("REIT") that owns, develops, acquires, manages and disposes of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. As of December 31, 1998, we owned interests in and operated 149 multifamily properties containing 51,310 apartment homes located throughout 18 cities in nine states. These properties had a weighted average occupancy rate of 93% for the year ended December 31, 1998. This represents the average occupancy for all our properties in 1998 weighted by the number of apartment homes in each property. Fourteen of our multifamily properties containing 5,658 apartment homes were under development at December 31, 1998. We have several additional sites which we intend to develop into multifamily apartment communities.

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

     In connection with the merger with Oasis, on June 30, 1998, we completed a transaction in which Camden USA, Inc., one of our wholly owned subsidiaries and TMT-Nevada, L.L.C., a Delaware limited liability company, formed Sierra-Nevada Multifamily Investments, LLC. We entered into this transaction to reduce our market risk in the Las Vegas area. TMT-Nevada has an 80% interest in Sierra-Nevada and Camden USA holds the remaining 20% interest.

     We transferred to Sierra-Nevada 19 apartment communities for an aggregate of $248 million. Prior to the merger, Oasis owned 100% of each of these communities. In the merger, Camden USA acquired these communities. As a result, after the merger and prior to the Sierra-Nevada transaction, Camden USA owned 100% of each of these 19 properties. These properties contain 5,119 apartment homes and are located in Las Vegas.

     This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. We used the net proceeds from this transaction to reduce our outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which was used to complete tax-free exchange property acquisitions, retire debt and repurchase common shares. We did not record a book gain or loss as a result of this transaction. We continue to provide property management services for these assets.

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

     New Development and Acquisitions. We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities which have healthy long-term fundamentals and strong growth projections. This dual capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities.

     Selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. We believe that we understand and effectively manage the risks associated with development and that the risks of new development are justified by higher potential yields.

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

OPERATING PROPERTIES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                December 1998 Avg.
                                                                                                                 Mo. Rental Rates
                                                                                                            -----------------------
                                           Number of      Year Placed     Average Apartment   1998 Average      Per
PROPERTY AND LOCATION                      Apartments     in Service       Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
---------------------------------------- -------------- --------------- -------------------- -------------- ----------- -----------
ARIZONA
  PHOENIX
    Arrowhead Springs, The Park at            288            1997                    925            88 %   $   704    $    0.76
    Fountain Palms, The Park at (2)           192          1986/1996               1,050            87         703         0.67
    Scottsdale Legacy                         428            1996                  1,067            90         893         0.84
    Towne Center, The Park at (3)             240            1998                    871            85         707         0.81
    Vista Valley, The Park at                 357            1986                    923            90         703         0.76
  TUCSON
    Eastridge                                 456            1984                    559            91         446         0.80
    Oracle Villa                              365            1974                  1,026            90         687         0.67
CALIFORNIA
  ORANGE COUNTY
    Martinique                                713            1986                    795            94       1,009         1.27
    Parkside (4)                              421            1972                    835            61         924         1.11
    Sea Palms                                 138            1990                    891            97       1,115         1.25
COLORADO
  Denver
    Centennial, The Park at                   276            1985                    744            96         715         0.96
    Deerwood, The Park at                     342            1996                  1,141            95       1,093         0.96
    Denver West, The Park at (6)              321            1997                  1,012            96       1,033         1.02
    Lakeway, The Park at                      451            1997                    919            95         953         1.04
    Park Place                                224            1985                    748            95         706         0.94
    Wexford, The Park at                      358            1986                    810            95         750         0.93
FLORIDA
  ORLANDO
    Grove, The                                232            1973                    677            97         537         0.79
    Landtree Crossing                         220            1983                    748            95         594         0.79
    Renaissance Pointe                        272            1996                    940            95         793         0.84
    Riverwalk I & II                          552          1984/1986                 747            92         552         0.74
    Sabal Club (2)                            436            1986                  1,077            91         845         0.78
    Vineyard, The (8)                         526          1990/1991                 824            97         669         0.81
  TAMPA/ST. PETERSBURG
    Chase Crossing                            444            1986                  1,223            88         784         0.64
    Chasewood                                 247            1985                    704            95         548         0.78
    Dolphin/Lookout Pointe                    832          1987/1989                 748            94         646         0.86
    Heron Pointe                              276            1996                    942            95         824         0.88
    Island Club I & II                        484          1983/1985                 722            95         533         0.74
    Live Oaks (2)                             770            1990                  1,093            89         743         0.68
    Mallard Pointe I & II                     688          1982/1983                 728            93         573         0.79
    Marina Pointe Village (11)                408            1997                    927            89         795         0.86
    Parsons Run                               228            1986                    728            97         572         0.78
    Schooner Bay                              278            1986                    728            95         636         0.87
    Summerset Bend                            368            1984                    771            94         597         0.77
KENTUCKY
  LOUISVILLE
    Copper Creek                              224            1987                    732            92         623         0.85
    Deerfield                                 400          1987/1990                 746            89         625         0.84
    Glenridge                                 138            1990                    916            89         735         0.80
    Post Oak                                  126            1981                    847            92         586         0.69
    Sundance                                  254            1975                    682            92         533         0.78
MISSOURI
  KANSAS CITY
    Camden Passage I & II                     596          1989/1997                 832            95         695         0.83
  ST. LOUIS                                                                                          92
    Cedar Ridge (2)                           420            1986                    852            96         550         0.65
    Cove at Westgate, The                     276            1990                    828            93         846         1.02
    Knollwood I & II                          608          1981/1985                 722            91         534         0.74
    Spanish Trace                             372            1972                  1,158            88         714         0.62
    Tempo                                     304            1975                    676            94         502         0.74
    Westchase                                 160            1986                    945            89         849         0.90
    Westgate I & II (4)                       591          1973/1980                 947            92         741         0.78
NEVADA
  LAS VEGAS
    Oasis Bay (5)                             128            1990                    862            96         717         0.82


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1998 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            -----------------------
                                           Number of     Year Placed     Average Apartment    1998 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
---------------------------------------- -------------- --------------- -------------------- -------------- ----------- -----------
    Oasis Bel Air I & II                      528          1988/1995                 943            94 %   $   670    $    0.71
    Oasis Breeze                              320            1989                    846            95         673         0.80
    Oasis Canyon                              200            1995                    987            92         776         0.79
    Oasis Cliffs                              376            1988                    936            92         733         0.78
    Oasis Club                                320            1989                    896            95         711         0.79
    Oasis Cove                                124            1990                    898            97         680         0.76
    Oasis Crossings (5)                        72            1996                    983            90         752         0.77
    Oasis Del Mar                             560            1995                    986            94         801         0.81
    Oasis Emerald (5)                         132            1988                    873            94         642         0.74
    Oasis Gateway (5)                         360            1997                  1,146            92         850         0.74
    Oasis Glen                                113            1994                    792            98         686         0.88
    Oasis Greens                              432            1990                    892            93         702         0.79
    Oasis Harbor                              336            1996                  1,008            94         785         0.78
    Oasis Heights                             240            1989                    849            93         659         0.78
    Oasis Heritage (5)                        720            1986                    950            88         604         0.64
    Oasis Hills                               184            1991                    579            95         507         0.88
    Oasis Island (5)                          118            1990                    901            93         651         0.72
    Oasis Landing (5)                         144            1990                    938            94         694         0.74
    Oasis Meadows (5)                         383            1996                  1,031            89         782         0.76
    Oasis Palms (5)                           208            1989                    880            96         664         0.75
    Oasis Paradise                            624            1991                    905            93         743         0.82
    Oasis Pearl (5)                            90            1989                    930            95         671         0.72
    Oasis Pines                               315            1997                  1,005            91         795         0.79
    Oasis Place (5)                           240            1992                    440            94         440         1.00
    Oasis Plaza (5)                           300            1976                    820            95         603         0.74
    Oasis Pointe                              252            1996                    985            95         749         0.76
    Oasis Ridge (5)                           477            1984                    391            91         432         1.10
    Oasis Rose (5)                            212            1994                  1,025            92         719         0.70
    Oasis Sands                                48            1994                  1,125            94         735         0.65
    Oasis Springs (5)                         304            1988                    838            94         635         0.76
    Oasis Suites (5)                          409            1988                    404            93         444         1.10
    Oasis Summit                              234            1995                  1,187            94       1,063         0.90
    Oasis Tiara                               400            1996                  1,043            95         829         0.79
    Oasis Topaz                               270            1978                    827            90         603         0.73
    Oasis View (5)                            180            1983                    940            93         665         0.71
    Oasis Vinings (5)                         234            1994                  1,152            94         739         0.64
    Oasis Vintage                             368            1994                    978            92         731         0.75
    Oasis Vista (5)                           408            1985                    896            86         527         0.59
    Oasis Winds                               350            1978                    807            89         598         0.74
  RENO
    Oasis Bluffs                              450            1997                  1,111            93         991         0.89
NORTH CAROLINA
  CHARLOTTE
    Copper Creek                              208            1989                    703            92         610         0.87
    Eastchase                                 220            1986                    698            91         569         0.82
    Habersham Pointe                          240            1986                    773            91         646         0.84
    Overlook, The (7)                         220            1985                    754            93         665         0.88
    Park Commons                              232            1997                    859            92         726         0.84
    Pinehurst                                 407            1967                  1,147            90         758         0.66
    Timber Creek                              352            1984                    706            90         606         0.86
  GREENSBORO
    Brassfield Park (7)                       336            1997                    889            94         713         0.80
    Glen, The                                 304            1980                    662            88         555         0.84
    River Oaks                                216            1985                    795            90         626         0.79
TEXAS
  AUSTIN
    Autumn Woods                              283            1984                    644            94         566         0.88
    Calibre Crossing                          183            1986                    705            98         607         0.86
    Huntingdon, The                           398            1995                    903            96         785         0.87
    Quail Ridge                               167            1984                    859            97         672         0.78
    Ridgecrest                                284            1995                    851            95         753         0.88
    South Oaks                                430            1980                    705            94         589         0.83

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1998 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            -----------------------
                                           Number of     Year Placed     Average Apartment    1998 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
---------------------------------------- -------------- --------------- -------------------- -------------- ----------- -----------
  CORPUS CHRISTI
    Breakers, The                             288            1996                    861            92         757         0.88
    Miramar I, II & III (9)                   300       1994/1995/1998               708            89%  $     789    $    1.11
    Potters Mill                              344            1986                    775            91         597         0.77
    Waterford, The                            580          1976/1980                 767            91         521         0.68
  DALLAS/FORT WORTH
    Addison, The Park at                      456            1996                    942            92         873         0.93
    Buckingham, The Park at (10)              464            1997                    919            93         803         0.87
    Centreport, The Park at (10)              268            1997                    910            96         808         0.89
    Chesapeake                                128            1982                    912            96         724         0.79
    Cottonwood Ridge                          208            1985                    829            95         575         0.69
    Emerald Valley                            516            1986                    743            95         657         0.88
    Emerald Village                           304            1987                    713            94         616         0.86
    Glen Arbor                                320            1980                    666            98         505         0.76
    Glen Lakes                                424            1979                    877            95         746         0.85
    Highland Trace                            160            1985                    816            94         657         0.80
    Highpoint (7)                             708            1985                    835            95         640         0.77
    Ivory Canyon                              602            1986                    548            96         538         0.98
    Los Rios                                  286            1992                    772            94         778         1.01
    Nob Hill                                  486            1986                    642            95         516         0.80
    North Dallas Crossing I & II              446            1985                    730            93         623         0.85
    Oakland Hills                             476            1985                    853            97         601         0.70
    Pineapple Place                           256            1983                    652            93         586         0.90
    Randol Mill Terrace                       340            1984                    848            96         581         0.69
    Shadow Lake                               264            1984                    733            92         573         0.78
    Stone Creek                               240            1995                    831            92         787         0.95
    Stone Gate                                276            1996                    871            93         814         0.94
    Towne Centre Village                      188            1983                    735            97         565         0.77
    Towne Crossing, The Place at              442            1984                    772            97         570         0.74
    Valley Creek Village                      380            1984                    855            97         639         0.75
    Valley Ridge                              408            1987                    773            96         612         0.79
    Westview                                  335            1983                    697            95         593         0.85
  EL PASO
    La Plaza                                  129            1969                    997            95         582         0.58
  HOUSTON
    Brighton Place                            282            1978                    749            97         558         0.74
    Cambridge Place                           336            1979                    771            97         574         0.75
    Crossing, The                             366            1982                    762            96         563         0.74
    Driscoll Place                            488            1983                    708            95         467         0.66
    Eagle Creek                               456            1984                    639            97         564         0.88
    Jones Crossing                            290            1982                    748            97         563         0.75
    Roseland                                  671            1982                    726            96         554         0.75
    Southpoint                                244            1981                    730            93         568         0.78
    Stonebridge                               204            1993                    845            97         777         0.92
    Sugar Grove, The Park at                  380            1997                    917            94         810         0.88
    Vanderbilt I & II, The Park at            894          1996/1997                 863            96         993         1.15
    Wallingford                               462            1980                    787            95         589         0.75
    Wilshire Place                            536            1982                    761            95         562         0.74
    Woodland Park                             288            1995                    866            96         789         0.91
    Wyndham Park                              448          1978/1981                 797            98         506         0.63
                                         =========                        ===============    ============ =========  ===========
    Total                                  51,310                                    838            93%   $    681    $    0.81
                                         =========                        ===============    ============ =========  ===========

     (1) Represents average physical occupancy for the year, except as noted below.
     (2) Acquisition property - average occupancy calculated from acquisition date through year-end.
     (3) Property under lease-up at December 31, 1998. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.
     (4) Property under renovation during 1998, which affected occupancy levels during this period. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.
     (5) Properties owned through Sierra-Nevada Multifamily Investments, LLC joint venture in which we own a 20% interest.
     (6) Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
     (7) Properties owned through a joint venture in which we own a 44% interest. The remaining interest is owned by unaffiliated private investors.
     (8)  Property combined with an adjacent property,  The Reserve, in 1998.
     (9) Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
     (10) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
     (11) Property acquired during 1998 while still under lease-up. Occupancy percentage listed is as of March 1, 1999, and is excluded from the December 31, 1998 average physical occupancy calculation.

OPERATING PROPERTY UNDER LEASE-UP

     At December 31, 1998, the Company had one property under lease-up as follows:


                                                          Number of                                    Estimated
                                            Product       Apartment      % Leased        Date of        Date of
Property and Location                        Type           Home        at 1/27/99     Completion    Stabilization
-------------------------------------- ---------------- ------------- -------------- -------------- ---------------
The Park at Towne Center
   Glendale, AZ                             Garden           240                 78%      4Q98           2Q99


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

Development Property Table

     At December 31, 1998, the Company had 14 development properties in various stages of construction as follows:

                                                         Number of       Estimated       Estimated      Estimated
                                            Product      Apartment          Cost          Date of        Date of
Property and Location                        Type          Homes        ($millions)*    Completion    Stabilization
---------------------------------------- ------------ ---------------- -------------- -------------- ---------------
Renaissance Pointe II
   Orlando, FL                              Garden            306      $     17.3         1Q99            3Q99
The Park at Goose Creek
   Baytown, TX                            Affordable          272            11.8         2Q99            4Q99
The Park at Midtown
   Houston, TX                               Urban            337            21.5         2Q99            4Q99
The Park at Interlocken
   Denver, CO                               Garden            340            34.9         3Q99            1Q00
The Park at Holly Springs
   Houston, TX                              Garden            548            37.1         3Q99            3Q00
The Park at Caley
   Denver, CO                                Urban            218            18.3         4Q99            1Q00
The Park at Oxmoor
   Louisville, KY                           Garden            432            22.1         4Q99            3Q00
The Park at Greenway
   Houston, TX                               Urban            756            55.7         4Q99            4Q00
The Park at Arizona Center
   Phoenix, AZ                               Urban            325            22.0         1Q00            3Q00
The Park at Lee Vista
   Orlando, FL                              Garden            492            32.8         1Q00            4Q00
The Park at Mission Viejo
   Mission Viejo, CA                        Garden            380            42.0         2Q00            4Q00
The Park at Farmers Market, Phase I
   Dallas TX                                 Urban            600            45.9         4Q00            3Q01
                                                       -----------       ---------
                                                            5,006           361.4
Marina Pointe II                                                                          To Be          To Be
   Tampa, FL                                Garden            352            25.2      Determined      Determined
The Park at Steeplechase                                                                  To Be          To Be
   Houston, TX                            Affordable          300            13.5      Determined      Determined
                                                       -----------     -----------
                                                            5,658      $    400.1
                                                       ===========     ===========


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

                                     PART II

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Comparative Summary of Selected Financial and Property Data" and the consolidated financial statements and notes thereto appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the rental of the Company's properties, and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

BUSINESS

     Camden Property Trust, a Houston-based real estate investment trust ("REIT"), and its subsidiaries (collectively, "Camden" or the "Company") report as a single business segment, with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. As of December 31, 1998, the Company owned interests in and operated or was developing 163 multifamily properties containing 56,968 apartment homes located in nine states. These properties had a weighted average occupancy rate of 93% for the year ended December 31, 1998. This represents the average occupancy for all our properties in 1998 weighted by the number of apartment homes in each property. Fourteen of the Company's multifamily properties containing 5,658 apartment homes were under development at December 31, 1998. The Company has several additional sites which it intends to develop into multifamily apartment communities.

     On April 8, 1998, the Company acquired through a tax-free merger (the "Oasis Merger"), Oasis Residential, Inc. ("Oasis"), a publicly traded Las Vegas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 100 to 152 completed multifamily properties and from 34,669 to 50,183 apartment homes at the date of acquisition. Upon completion of ten properties under development at the date of acquisition, the Company's portfolio would have increased to 54,314 apartment homes in 162 properties. As provided in the Plan of Merger dated December 16, 1997, as amended, each of the shares of Oasis common stock outstanding on April 8, 1998 was exchanged for
0.759 share of the Company's common shares. Each share of Oasis Series A cumulative convertible preferred stock (the "Oasis Preferred Stock") outstanding on April 8, 1998 was reissued as one Camden Series A Cumulative Convertible Preferred Share (the "Preferred Shares") with terms and conditions comparable to the Oasis Preferred Stock. The Company issued 12.4 million common shares and 4.2 million Preferred Shares in exchange for the outstanding Oasis common stock and outstanding Oasis Preferred Stock, respectively. Approximately $484 million of Oasis debt, at fair value, was assumed in the merger. In connection with the Oasis Merger, the Company also acquired the managing member interest in Oasis Martinique, LLC. The remaining interests (the "Martinique Units") are exchangeable into 672,490 common shares and are accounted for as a minority interest. In connection with the Oasis Merger, Camden disclosed its intentions of entering into a joint venture investment (the "Joint Venture") in order to transfer into the Joint Venture 19 apartment communities containing 5,119 apartment homes located in Las Vegas (the "Third Party Transaction").

     In connection with the merger with Oasis, on June 30, 1998, we completed a transaction in which Camden USA, Inc., one of our wholly owned subsidiaries and TMT-Nevada, L.L.C., a Delaware limited liability company, formed Sierra-Nevada Multifamily Investments, LLC. We entered into this transaction to reduce our market risk in the Las Vegas area. TMT-Nevada has an 80% interest in Sierra-Nevada and Camden USA holds the remaining 20% interest.

     We transferred to Sierra-Nevada 19 apartment communities for an aggregate of $248 million. Prior to the merger, Oasis owned 100% of each of these communities. In the merger, Camden USA acquired these communities. As a result, after the merger and prior to the Sierra-Nevada transaction, Camden USA owned 100% of each of these 19 properties. These properties contain 5,119 apartment homes and are located in Las Vegas.

     This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million. We used the net proceeds from this transaction to reduce our outstanding debt by $124 million, including the $9.9 million of existing indebtedness noted above, and set aside $112 million into an escrow account which was used to complete tax-free exchange property acquisitions, retire debt and repurchase common shares. We did not record a book gain or loss as a result of this transaction. We continue to provide property management services for these assets.

     On April 15, 1997, the Company acquired through a tax-free merger, Paragon Group, Inc. ("Paragon"), a Dallas-based multifamily REIT. The acquisition increased the size of the Company's portfolio from 53 to 103 multifamily properties, and from 19,389 to 35,364 apartment homes (the "Paragon Acquisition"). Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 shares of the Company's common shares. The Company issued
9.5 million shares in exchange for all of the outstanding shares of Paragon common stock and 2.4 million limited partnership units ("OP Units") in Camden Operating, L.P. (the "Operating Partnership") and assumed approximately $296 million of Paragon debt, at fair value, in connection with the Paragon Acquisition. The accompanying consolidated financial statements include the operations of Paragon since April 1, 1997, the effective date of the Paragon Acquisition for accounting purposes.

     The Company's multifamily property portfolio, excluding land held for future development and joint venture properties not managed by the Company, at December 31, 1998, 1997 and 1996 is summarized as follows:


                                                  1998 (a)                        1997                          1996
                                        ---------------------------- ---------------------------- ----------------------------
                                        Apartment                     Apartment                    Apartment
                                          Homes    Properties  % (b)    Homes    Properties % (b)    Homes    Properties % (b)
                                        --------- ------------ ----- ----------- ---------- ----- ----------- ---------- -----
Operating Properties
Texas
        Houston                             6,345       15      13%       6,345       16      18%       6,987       18      36%
        Dallas (c) (d)                      9,381       26      17        9,381       26      24        6,045       16      31
        Austin                              1,745        6       4        1,745        6       5        1,745        6       9
        Other                               1,641        5       3        1,585        5       4        1,585        5       8
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------
            Total Texas Operating          19,112       52      37       19,056       53      51       16,362       45      84
Properties
Arizona                                     2,326        7       5        1,894        5       5        1,249        3       7
California                                  1,272        3       3
Colorado (c)                                1,972        6       3
Florida                                     7,261       17      14        6,355       17      18
Kentucky                                    1,142        5       2        1,142        5       3
Missouri                                    3,327        8       7        3,487       10      10
Nevada (c)                                 12,163       41      14
North Carolina (c) (d)                      2,735       10       4        2,735       10       6
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------
            Total Operating Properties     51,310      149      89       34,669      100      93       17,611       48      91
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------

PROPERTIES UNDER DEVELOPMENT
Texas
        Houston                             2,213        5       4        1,365        3       4          758        2       4
        Dallas                                600        1       1                                        732        2       4
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------
                 Total Texas                2,813        6       5        1,365        3       4        1,490        4       8
Development Properties
Arizona                                       325        1       1          240        1       1          288        1       1
California                                    380        1       1
Colorado                                      558        2       1
Florida                                     1,150        3       2          306        1       1
Kentucky                                      432        1       1          432        1       1
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------
Total Properties Under Development          5,658       14      11        2,343        6       7        1,778        5       9
                                       -----------  -------  ------  -----------   ------   -----  -----------   ------  ------
                  Total Properties         56,968      163     100%      37,012      106     100%      19,389       53     100%
                                                    =======  ======                ======   =====                ======  ======
Less: Joint Venture

    Apartment Homes (c) (d)                 6,704                         1,264
                                       -----------                   -----------
Total Apartment Homes
     - Owned 100%                          50,264                        35,748                        19,389
                                       ===========                   ===========                   ===========

  (a) Includes the combination of operations at December 31, 1998 of two adjacent properties in Nevada, which were acquired in the Oasis Merger, two adjacent properties in Houston and two adjacent properties in Florida.
  (b) Based on number of apartment homes owned 100%.
  (c) The 1998 figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which the company owns a 44% interest, the remaining interest is owned by unaffiliated private investors; one property with 321 apartment homes in Colorado in which the company owns a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 5,119 apartment homes in Nevada owned through Sierra-Nevada Multifamily Investment, LLC in which the company owns a 20% interest.
  (d) The 1997 figures include properties held in a joint venture as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which the company owns a 44% interest.

     At December 31, 1998, the Company had one property under lease-up as follows:

                                                         Number of                                     Estimated
                                            Product      Apartment       % Leased       Date of         Date of
Property and Location                        Type          Homes        at 1/27/99     Completion    Stabilization
--------------------------------------- ------------- ---------------- ------------- -------------- ---------------
The Park at Towne Center
   Glendale, AZ                             Garden          240                  78%      4Q98           2Q99


     At December 31, 1998, the Company had 14 development properties in various stages of construction as follows:

                                                         Number of      Estimated      Estimated      Estimated
                                            Product      Apartment         Cost         Date of        Date of
Property and Location                         Type         Homes      ($ millions) *  Completion    Stabilization
----------------------------------------- ------------ -------------- -------------- ------------- --------------
Renaissance Pointe II                        Garden           306       $    17.3        1Q99            3Q99
   Orlando, FL
The Park at Goose Creek                    Affordable         272            11.8        2Q99            4Q99
   Baytown, TX
The Park at Midtown                          Urban            337            21.5        2Q99            4Q99
   Houston, TX
The Park at Interlocken                      Garden           340            34.9        3Q99            1Q00
   Denver, CO
The Park at Holly Springs                    Garden           548            37.1        3Q99            3Q00
   Houston, TX
The Park at Caley                            Urban            218            18.3        4Q99            1Q00
   Denver, CO
The Park at Oxmoor                           Garden           432            22.1        4Q99            3Q00
   Louisville, KY
The Park at Greenway                         Urban            756            55.7        4Q99            4Q00
   Houston, TX
The Park at Arizona Center                   Urban            325            22.0        1Q00            3Q00
   Phoenix, AZ
The Park at Lee Vista                        Garden           492            32.8        1Q00            4Q00
   Orlando, FL
The Park at Mission Viejo                    Garden           380            42.0        2Q00            4Q00
   Mission Viejo, CA
The Park at Farmers Market, Phase I          Urban            600            45.9        4Q00            3Q01
   Dallas, TX
                                                        ----------       ---------
                                                            5,006           361.4

Marina Pointe II                             Garden           352            25.2        To Be          To Be
   Tampa, FL                                                                          Determined      Determined
The Park at Steeplechase                   Affordable         300            13.5        To Be          To Be
   Houston, TX                                                                        Determined      Determined
                                                        ----------     -----------
                  Total for 14 development properties       5,658       $   400.1
                                                        ==========     ===========

     * At December 31, 1998, the Company had incurred $182.3 million of the estimated $400.1 million.

     Camden has diversified into other markets in the Southwest region and into the Southeast, Midwest and Western regions of the United States. At December 31, 1998 and 1997, the Company's investment in the various geographic areas, excluding investment in joint ventures, was as follows:


(Dollars in thousands)
                                                                         1998                      1997
                                                                -----------------------   -----------------------
Texas
     Houston                                                    $    347,069      14%     $     265,404      19%
     Dallas                                                          370,538      15            321,101      23
     Austin                                                           67,832       3             66,365       5
     Other                                                            57,705       2             53,462       4
                                                                ------------- -------     -------------  -------
        Total Texas Properties                                       843,144      34            706,332      51
                                                                ------------- -------     -------------  -------
Arizona                                                              133,047       5            102,520       8
California                                                           139,602       6
Colorado                                                             158,837       7              3,083
Florida                                                              376,235      15            240,008      17
Kentucky                                                              56,954       2             55,210       4
Missouri                                                             169,741       7            173,939      13
Nevada                                                               487,679      20
North Carolina                                                        90,219       4            100,957       7
                                                                ------------- -------     -------------- -------
        Total Properties                                        $  2,455,458     100%     $   1,382,049     100%
                                                                ============= =======     ============== =======

LIQUIDITY AND CAPITAL RESOURCES

     Financial Structure. The Company intends to continue maintaining what management believes to be a conservative capital structure by: (i) using a prudent combination of debt, common and preferred equity; (ii) extending and sequencing the maturity dates of its debt where possible; (iii) managing interest rate exposure using fixed rate debt and hedging, where appropriate;
(iv) borrowing on an unsecured basis; (v) maintaining a substantial number of unencumbered assets; and (vi) maintaining conservative coverage ratios. The interest coverage ratio was 3.8 times and 3.6 times for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, 73.2% and 78.9%,
respectively, of the Company's properties (based on invested capital) were unencumbered.

     Liquidity. The Company intends to meet its short-term liquidity requirements through cash flows provided by operations, its unsecured lines of credit (the "Unsecured Lines of Credit") described in the Financial Flexibility section and other short-term borrowings. The Company expects that its ability to generate cash will be sufficient to meet its short-term liquidity needs, which include normal operating expenses, debt service requirements, capital expenditures, property developments and distributions. The Company considers its long-term liquidity needs to be the repayment of maturing secured debt and borrowings under its Unsecured Credit Facility. The Company uses common and preferred equity capital and senior unsecured debt to meet its long-term liquidity requirements.

     As of December 31, 1998, the Company had $18 million available under the Unsecured Lines of Credit. Subsequent to December 31, 1998, the Company added an additional $75 million in capacity to its Unsecured Lines of Credit, increasing its total capacity to $275 million, raised an additional $39.5 million from the sale of senior unsecured notes, and completed the private placement of $100 million of its pepetual preferred units. The Company filed a universal shelf registration statement in April 1997 providing for the issuance of up to $500 million in equity, debt, preferred or convertible securities, of which $275 million remains unused. Additionally, in March 1997 the Company implemented a $196 million medium-term note program used to provide intermediate and long-term, unsecured publicly-traded debt financing. Finally, the Company has significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

     On January 15, 1999, the Company paid a distribution of $0.505 per share for the fourth quarter of 1998 to all holders of record of Camden's common shares as of December 22, 1998, and paid an equivalent amount per unit to holders of OP Units. Total distributions to common shareholders and holders of OP Units for the year ended December 31, 1998 were $2.02 per share for holders who held common shares and OP Units for the full year. For the period from January 1, 1998 through the date of the Oasis Merger, Oasis paid distributions of $0.4525 per share to common shareholders. The Company determines the amount of cash available for distribution in accordance with the partnership agreements and has distributed and intends to continue to make distributions to the holders of OP Units in amounts equivalent to the per share distributions paid to holders of common shares. The Company intends to continue shareholders distributions in accordance with REIT qualification requirements under the federal tax code while maintaining what management believes to be a conservative payout ratio, and expects to continue reducing and payout ratio by raising the distributions at a rate which is less than the funds from operations ("FFO") growth rate.

     On February 15, 1999, the Company paid a quarterly dividends on its Preferred Shares, which were reissued for Oasis Preferred Stock in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share was paid to all preferred shareholders of record as of December 22, 1998. Total dividends to holders of Preferred Shares from the date of the Oasis Merger through December 31, 1998 were $1.6875 per share. For the period from January 1, 1998 through the date of the Oasis Merger, Oasis paid dividends of $0.5625 per share to preferred shareholders.

     Financial Flexibility. The Company concentrates its growth efforts toward selective development and acquisition opportunities in its current markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During 1998, the Company incurred $193.2 million in development costs and $139.2 million in acquisition costs. In addition, Camden issued 12.4 million common shares, 4.2 million Preferred Shares and assumed $484 million of indebtedness, at fair value, to purchase Oasis. The Company has announced plans to develop 14 additional properties at an aggregate cost of approximately $400.1 million, of which $182.3 million had been incurred through December 31, 1998. The Company funds its developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the Unsecured Lines of Credit. The Company also seeks to selectively dispose of assets that have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to the Company's operating and investment strategies. The $275.5 million in net proceeds received from these asset disposals, including the Third Party Transaction, during 1998 were reinvested in acquisitions and developments, used to retire debt and used to repurchase the Company's common shares.

     The Company's Unsecured Lines of Credit mature July 1999 through July 2000. Prior to maturity, the Company intends to have these notes extended, renegotiated or repaid. The scheduled interest rates on the loans currently range from LIBOR plus 95 basis points to prime. These scheduled rates are subject to change as the Company's credit ratings change. Advances under the Unsecured Lines of Credit may be priced at the scheduled rates, or the Company may enter into bid rate loans ("Bid Rate Loans") with participating banks at rates below the scheduled rates. These Bid Rate Loans have terms of six months or less and may not exceed the lesser of $75 million or the remaining amount available under the Unsecured Lines of Credit. The Unsecured Lines of Credit are subject to customary financial covenants and limitations. As an alternative to its Unsecured Lines of Credit, the Company from time to time borrows using competitively bid unsecured short-term notes with lenders who may or may not be a part of the Unsecured Lines of Credit bank groups. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the Unsecured Lines of Credit.

     As a result of the Oasis Merger, the Company assumed $228 million in conventional mortgage loans with interest rates currently ranging from 5 3/4% to 8 5/8%. As of December 31, 1998, $201 million of the conventional mortgage loans assumed remained outstanding.

     In conjunction with the Oasis Merger, Camden assumed $150 million in senior unsecured notes payable issued by Oasis in November 1996. These notes are due in equal increments in November 2001, 2003, 2006 and bear interest at annual rates ranging from 6 3/4% to 7 1/4%, payable quarterly.

     Proceeds from the Third Party Transaction were used to reduce outstanding debt by $124 million, including $9.9 million of existing indebtedness and approximately $114 million on the Unsecured Lines of Credit, and $112 million was set aside into an escrow account which was used to complete tax-free exchange property acquisitions, retire debt and repurchase the Company's common shares.

     In October 1998, the Company issued $102 million principal amounts of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in October 2000, bear interest at a weighted average rate of 7.19 %, payable semiannually on March 15 and September
15. The net proceeds were used to liquidate the $75 million Reset Notes, pay off certain mortgage notes payable, and reduce indebtedness incurred under the Unsecured Lines of Credit. At December 31, 1998, $69 million of the medium-term note program remained unused.

     Subsequent to December 31, 1998, the Company issued $39.5 million principal amounts of senior unsecured notes from its $196 million medium-term note shelf registration. These fixed rate notes, due in January 2002 through January 2009, respectively, bear interest at a weighted average rate of 7.07%, payable semiannually on January 15 and July 15. The net proceeds were used to reduce indebtedness outstanding under the Unsecured Lines of Credit.

     On February 23, 1999, the Operating Partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). The Preferred Units are redeemable for cash by the Operating Partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The Preferred Units are convertible after 10 years by the holder into registered preferred shares of the Company. The Preferred Units are subordinate to present and future debt of the Operating Partnership and the Company.

MARKET RISK

     The Company uses fixed and floating rate debt to finance acquisitions, developments and maturing debt. These transactions expose the Company to market risk related to changes in interest rates. Management's policy is to review the Company's borrowings and attempt to mitigate interest rate exposure through the use of derivative instruments. The Company currently has a $25 million interest rate swap agreement designated as a partial hedge of floating rate debt. The swap is scheduled to mature in July 2000, but the issuing bank has an option to extend this agreement to July 2002. The interest rate is fixed at 6.1%, resulting in an interest rate exposure equal to the difference between 6.1% and the actual base rate on the related indebtedness. The Company's policy regarding the use of derivative financial instruments in managing market risk exposures is consistent with the prior year and is not expected to change in future years. The Company does not use derivative financial instruments for trading purposes.

     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common shareholders and cash flows, assuming other factors are held constant.

     At December 31, 1998, after adjusting for the effect of the interest rate swap agreement, Camden had fixed rate debt of $781.3 million and floating rate debt of $221.3 million. Holding other variables constant (such as debt levels), a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $30 million. The net income to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.2 million, holding all other variables constant.

FUNDS FROM OPERATIONS

     Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company's definition of FFO also assumes conversion at the beginning of the period of all convertible securities, including minority interests, which are convertible into common equity.

The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation. Camden's FFO for the year ended

December 31, 1998  increased  $62.2 million over 1997 primarily due to the Oasis
Merger,  the  Paragon  Acquisition,  property  acquisitions,   developments  and
improvements in the performance of the stabilized properties in the portfolio.

The calculation of FFO for the two years ended December 31, 1998 follows:

(In thousands)

                                                                                              1998         1997
                                                                                            ---------   ----------
Net income to common shareholders                                                           $ 47,962    $  38,438
Real estate depreciation                                                                      76,740       43,769
Minority interests                                                                             1,322        1,655
Real estate depreciation from unconsolidated ventures                                          2,253          906
Interest on convertible subordinated debentures                                                  317          670
Amortization of deferred costs on convertible debentures                                          31           88
Preferred share dividends                                                                      9,371
Gain on sales of properties                                                                               (10,170)
Losses related to early retirement of debt                                                                    397
                                                                                            ---------   ----------
    Funds from operations                                                                   $137,996    $  75,753
                                                                                            =========   ==========

Weighted average number of common and common dilutive and
antidilutive equivalent shares outstanding                                                    46,779       28,882


RESULTS OF OPERATIONS

     Changes in revenues and expenses related to the operating properties from period to period are primarily due to the Oasis Merger, the Paragon Acquisition, property acquisitions, developments, dispositions and improvements in the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment homes basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted average revenues and expenses per operating apartment home for the three years ended December 31, 1998 are as follows:

                                                                                1998        1997         1996
                                                                            ------------ ----------- ------------
Rental income per apartment home per month                                   $      591  $      535   $      508
Property operating and maintenance per apartment home per year               $    2,290  $    2,414   $    2,339
Real estate taxes per apartment home per year                                $      742  $      718   $      760
Weighted average number of operating apartment homes                             42,411      29,280       17,362


1998 COMPARED TO 1997

     The changes in operating results from 1997 to 1998 are primarily due to the Oasis Merger, the Paragon Acquisition, development of five properties aggregating 2,074 apartment homes, the acquisition of seven properties containing 3,123 apartment homes, the disposition of 11 properties containing 2,986 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes increased by 13,131 apartment homes, or 44.8%, from 29,280 to 42,411 for the years ended December 31, 1997 and 1998, respectively. Total operating properties were 97 and 126 at December 31, 1997 and 1998, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of the Company's ownership interest in operating properties and apartment homes owned in joint ventures.

     Rental income per apartment home per month increased $56, or 10.5%, from $535 to $591 for the years ended December 31, 1997 and 1998, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis Merger, the seven acquired properties and completion of new development properties.

     Other property income increased $8.6 million from $9.4 million to $18.1 million for the years ended December 31, 1997 and 1998, respectively. This increase in other property income was due to a larger number of apartment homes owned and in operation and a $2.9 million increase from new revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $26.5 million, from $70.7 million to $97.1 million, but decreased as a percent of total property income from 35.8% to 30.5% for the years ended December 31, 1997 and 1998, respectively. The Company's operating expense ratios decreased from the prior year primarily as a result of operating efficiencies resulting from operating a larger portfolio and the impact of the Company's April 1, 1998 adoption of a new accounting policy, whereby expenditures for carpet, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, the Company had been expensing these costs. Had this policy change not been adopted, the 1998 operating expense ratio would have been 32.0%.

     Real estate taxes increased $10.4 million from $21.0 million to $31.5 million for the years ended December 31, 1997 and 1998, respectively, which represents an annual increase of $24 per apartment home. Real estate taxes per apartment home have increased due to increases in the valuations of renovated, acquired and developed properties, and increases in property tax rates. This increase per apartment home was partially offset by lower property taxes in the portfolio added through the Oasis Merger.

     General and administrative expenses increased from $4.4 million in 1997 to $8.0 million in 1998, and increased as a percent of revenues from 2.2% to 2.5%. The general and administrative expense ratio increase is mainly attributable to the impact of the Company's March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 2 in the Company's consolidated financial statements, which was partially offset by efficiencies resulting from operating a larger portfolio.

     Interest expense increased from $28.5 million in 1997 to $50.5 million in 1998 due to increased indebtedness related to the Oasis Merger, the Paragon Acquisition, completed developments, renovations and property acquisitions. This increase was partially offset by reductions in average interest rates on the Company's debt, the equity offering that occurred in July 1997 and property dispositions. Interest capitalized was $9.9 million and $3.3 million for the years ended December 31, 1998 and 1997, respectively.

     Depreciation and amortization increased from $44.8 million to $78.1 million. This increase was due primarily to the Oasis Merger, the Paragon Acquisition, developments, renovations and property acquisitions.

     Gain on sales of properties decreased $10.2 million due to the December 1997 disposition of four properties containing 1,400 apartment homes. Dispositions in 1998 resulted in no book gain or loss.

1997 COMPARED TO 1996

     The changes in operating results from 1996 to 1997 are primarily due to the Paragon Acquisition, development of ten properties aggregating 3,823 apartment homes, and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes increased by 11,918 apartment homes, or 68.6%, from 17,362 to 29,280 for the years ended December 31, 1996 and 1997, respectively. Total operating properties were 48 and 97 at December 31, 1996 and 1997, respectively. The 29,280 weighted average apartment homes and the 97 operating properties exclude the impact of the Company's ownership interest in 1,264 apartment homes on three properties owned in joint ventures.

     Rental income per apartment home per month increased $27, or 5.3%, from $508 to $535 for the years ended December 31, 1996 and 1997, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Paragon Acquisition and completion of new development properties.

     Other property income increased $5.0 million from $4.5 million to $9.4 million for the years ended December 31, 1996 and 1997, respectively. This increase in other property income was due to a larger number of apartment homes owned and in operation and a $2.2 million increase from new revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $30.1 million, from $40.6 million to $70.7 million, but decreased as a percent of total property income from 36.8% to 35.8% for the years ended December 31, 1996 and 1997, respectively. The Company's operating expense ratios decreased from the prior year primarily as a result of operating efficiencies resulting from operating a larger portfolio together with savings in utilities and other costs.

     Real estate taxes increased $7.8 million from $13.2 million to $21.0 million for the years ended December 31, 1996 and 1997, respectively, which represents an annual decrease of $42 per apartment home. Real estate taxes per apartment home have decreased due to lower property taxes for the Company's properties outside of Texas. This decrease per apartment home was offset by increases in the valuations of renovated, acquired and developed properties, and increases in property tax rates.

     General and administrative expenses increased from $2.6 million in 1996 to $4.4 million in 1997, and decreased slightly as a percent of revenues from 2.4% to 2.2%.

     Interest expense increased from $17.3 million in 1996 to $28.5 million in 1997 due to increased indebtedness related to the Paragon Acquisition, completed developments and renovations. This increase was partially offset by reductions in average interest rates on the Company's debt and an equity offering that occurred in July 1997. Interest capitalized was $3.3 million and $4.1 million for the years ended December 31, 1997 and 1996, respectively.

     Depreciation and amortization increased from $23.9 million to $44.8 million primarily due to the Paragon Acquisition, developments and renovations.

     Gain on sales of properties increased $10.2 million due to the gain on disposition of four properties containing 1,400 apartment homes in December 1997.

INFLATION

     The Company leases apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

     Camden has recognized the need to ensure that its computer equipment and software ("computer systems"), other equipment and operations will not be adversely impacted by the change to the calendar Year 2000. As such, the Company has taken steps to identify and resolve potential areas of risk by implementing a comprehensive Year 2000 action plan. The plan is divided into four phases: identification, assessment, notification/certification, and testing/contingency plan development; and includes three major elements: computer systems, other equipment and third parties. The Company is on the fourth phase for its computer systems, and the third phase for its other equipment and third party services.

     The Company believes that the Year 2000 issue will not pose significant operating problems for the Company's computer systems, since the significant computer equipment and software products the Company utilizes are already compliant and are being converted or modified by March 31, 1999 as part of system upgrades unrelated to the Year 2000 issue. The Company is in the process of developing a contingency plan which will permit its primary computer systems operations to continue if the testing of such conversions and modifications are not completed by March 31, 1999.

     The total estimated cost to the Company of addressing the Year 2000 issues with respect to its own computer systems, other equipment and operations is expected to be minimal since any computer upgrades and conversions to specifically address the Year 2000 issues have been and are expected to be minimal. Additionally, the majority of Year 2000 issues are being addressed by use of internal resources and such internal costs are expected to be minimal as well. The Company does not separately track internal cost, which primarily consist of payroll and related costs, incurred on Year 2000 issues. The Company has not estimated any time or other internal costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 ready or costs to implement any contingency plans.

     The Company is communicating with its key third party service providers and vendors, including those who have previously sold equipment to the Company, to obtain information and compliance certificates, if possible, regarding their state of readiness with respect to the Year 2000 issue. Failure of certain third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse impact on the Company's business and results of operations. Final determination of third party Year 2000 readiness is expected to be substantially complete in early 1999, however, none of the responses received from third party service providers as of January 26, 1999 have indicated any problem with bringing their services into Year 2000 compliance. The Company intends to continue to monitor the progress made by third parties, test critical system interfaces and formulate appropriate contingency and business continuation plans to address third party issues identified through its evaluations and assessments.

     The Company presently believes that the worst case scenario with respect to the Year 2000 issues is the failure of third party service providers, including utility suppliers and banks, to become Year 2000 compliant. This could result in interruptions in services to the Company's apartment communities for a period of time and could adversely affect the Company's access to credit and money markets which, in turn, could result in loss of normal operating capacity by the Company. If the Company's computer systems completely fail, the Company would be able to continue affected functions either manually or through non-Year 2000 compliant systems. The Company does not believe that the increased costs associated with such interruptions could exceed $1 million.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires recognition of all derivatives as either assets or liabilities in the financial statements and measurement of those instruments at fair value. SFAS No. 133 is effective for all periods beginning after June 15, 1999. Management is evaluating what, if any, effect on the Company's consolidated financial statements will occur upon the implementation of SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses fixed and floating rate debt to finance acquisitions, developments and maturing debt. These transactions expose the Company to market risk related to changes in interest rates. Management's policy is to review the Company's borrowings and attempt to mitigate interest rate exposure through the use of derivative instruments. The Company currently has a $25 million interest rate swap agreement designated as a partial hedge of floating rate debt. The swap is scheduled to mature in July 2000, but the issuing bank has an option to extend this agreement to July 2002. The interest rate is fixed at 6.1%, resulting in an interest rate exposure equal to the difference between 6.1% and the actual base rate on the related indebtedness. The Company's policy regarding the use of derivative financial instruments in managing market risk exposures is consistent with the prior year and is not expected to change in future years. The Company does not use derivative financial instruments for trading purposes.

     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common shareholders and cash flows, assuming other factors are held constant.

     At December 31, 1998, after adjusting for the effect of the interest rate swap agreement, Camden had fixed rate debt of $781.3 million and floating rate debt of $221.3 million. Holding other variables constant (such as debt levels), a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $30 million. The net income to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.2 million, holding all other variables constant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

September ______, 1999
                                          CAMDEN PROPERTY TRUST


                                          By:   /S/G. STEVEN DAWSON
                                              ---------------------------------
                                              G. Steven Dawson
                                              Senior Vice President - Finance,
                       Chief Financial Officer, Treasurer
                                              and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                     TITLE                            DATE

       *               Chairman  of  the  Board  of Trust    September ___, 1999
-------------------    Managers  and   Chief    Executive
Richard J. Campo       Officer    (Principal    Executive
                       Officer)

       *               President, Chief Operating Officer    September ___, 1999
-------------------    and Trust Manager
D. Keith Oden


/S/G. STEVEN DAWSON    Senior   Vice   President-Finance,    September ___, 1999
-------------------    Chief Financial Officer, Treasurer
G. Steven Dawson       and Secretary (Principal Financial
                       and Accounting Officer)


       *               Trust Manager                         September ___, 1999
-------------------
William R. Cooper


       *               Trust Manager                         September ___, 1999
-------------------
George A. Hrdlicka


       *               Trust Manager                         September ___, 1999
-------------------
Scott S. Ingraham


       *               Trust Manager                         September ___, 1999
-------------------
Lewis A. Levey


       *               Trust Manager                         September ___, 1999
-------------------
F. Gardner Parker


       *               Trust Manager                         September ___, 1999
-------------------
Steven A. Webster


*By:  /S/G. STEVEN DAWSON
    ---------------------
       G. Steven Dawson
       Attorney-in-Fact