Form 10-Q
period 1999-09-30
CAMDEN PROPERTY TRUST
filed 1999-11-15
CIK 906345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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

As of November 10, 1999, there were 40,213,320 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     ASSETS
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  1999             1998
                                                                            ---------------   --------------
                                                                               (Unaudited)
Real estate assets, at cost:
    Land                                                                    $      349,388    $     321,752
    Buildings and improvements                                                   2,070,162        1,917,026
                                                                            ---------------   --------------
                                                                                 2,419,550        2,238,778
    Less: accumulated depreciation                                                (230,431)        (167,560)
                                                                            ---------------   --------------
         Net operating real estate assets                                        2,189,119        2,071,218
    Projects under development, including land                                     191,408          216,680
    Investment in joint ventures                                                    22,397           32,484
                                                                            ---------------   --------------
         Total real estate assets                                                2,402,924        2,320,382
Accounts receivable - affiliates                                                     1,252              831
Notes receivable:
    Affiliates                                                                       1,800            1,800
    Other                                                                           27,331
Other assets, net                                                                   16,406           15,036
Cash and cash equivalents                                                           13,790            5,647
Restricted cash - escrow deposits                                                    5,169            4,286
                                                                            ---------------   --------------
         Total assets                                                       $    2,468,672    $   2,347,982
                                                                            ===============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable:
      Unsecured                                                             $      739,526    $     632,923
      Secured                                                                      345,960          369,645
    Accounts payable                                                                18,644           24,180
    Accrued real estate taxes                                                       26,731           21,474
    Accrued expenses and other liabilities                                          34,927           28,278
    Distributions payable                                                           27,573           25,735
                                                                            ---------------   --------------
         Total liabilities                                                       1,193,361        1,102,235

Minority Interests:
    Preferred units                                                                132,712
    Common units                                                                    65,539           71,783
                                                                            ---------------    -------------
         Total minority interests                                                  198,251           71,783

7.33% Convertible Subordinated Debentures                                            3,451            3,576

Shareholders' Equity:
    Preferred shares of beneficial interest                                             42               42
    Common shares of beneficial interest                                               447              447
    Additional paid-in capital                                                   1,303,395        1,299,539
    Distributions in excess of net income                                         (123,788)         (98,897)
    Unearned restricted share awards                                                (9,316)         (10,039)
    Less: treasury shares, at cost                                                 (97,171)         (20,704)
                                                                            ---------------   --------------
         Total shareholders' equity                                              1,073,609        1,170,388
                                                                            ---------------   --------------
             Total liabilities and shareholders' equity                     $    2,468,672    $   2,347,982
                                                                            ===============   ==============

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

 (In thousands, except per share amounts)

                                                                   Three Months                Nine Months
                                                               Ended September 30,         Ended September 30,
                                                             -------------------------   -------------------------
                                                                1999         1998           1999         1998
                                                             -----------  ------------   -----------  ------------
REVENUES
  Rental income                                              $   86,753     $  79,802    $  252,582    $  219,601
  Other property income                                           6,006         4,973        16,585        13,539
                                                             -----------    ----------   -----------   -----------
           Total property income                                 92,759        84,775       269,167       233,140
  Equity in income of joint ventures                               (472)          317           472         1,039
  Fee and asset management                                        1,404           510         3,627           859
  Other income                                                      486           947         1,158         1,690
                                                             -----------    ----------   -----------   -----------
           Total revenues                                        94,177        86,549       274,424       236,728
                                                             -----------    ----------   -----------   -----------

EXPENSES
  Property operating and maintenance                             28,205        25,506        80,344        72,755
  Real estate taxes                                               9,165         8,153        27,669        23,122
  General and administrative                                      2,473         2,013         7,272         5,532
  Interest                                                       14,709        13,414        42,227        36,680
  Depreciation and amortization                                  22,703        20,411        65,541        57,388
                                                             -----------    ----------   -----------   -----------
           Total expenses                                        77,255        69,497       223,053       195,477
                                                             -----------    ----------   -----------   -----------

Income before gain on sale of properties and joint
   venture interests and minority interests                      16,922        17,052        51,371        41,251
Gain on sale of properties and joint venture interests            2,259                       2,979
                                                             -----------    ----------   -----------   -----------
Income before minority interests                                 19,181        17,052        54,350        41,251
Minority interests
  Preferred unit distributions                                   (2,411)                     (5,392)
  Minority interest                                                (892)          (59)       (1,850)       (1,043)
                                                             -----------   -----------   -----------   -----------
           Total minority interests                              (3,303)          (59)       (7,242)       (1,043)
                                                             -----------   -----------   -----------   -----------
Net income                                                       15,878        16,993        47,108        40,208
Preferred share dividends                                        (2,343)       (2,343)       (7,029)       (7,029)
                                                             -----------   -----------   -----------   -----------
Net income to common shareholders                            $   13,535    $   14,650    $   40,079     $  33,179
                                                             ===========   ===========   ===========   ===========

Basic earnings per share                                     $     0.33     $    0.33    $     0.96    $     0.83
Diluted earnings per share                                   $     0.32     $    0.31    $     0.94    $     0.79

Distributions declared per common share                      $    0.520     $   0.505    $    1.560    $    1.515

Weighted average number of common shares
   outstanding                                                   40,939        44,370        41,668        40,115
Weighted average number of common and
   common dilutive equivalent shares outstanding                 42,025        47,437        44,728        43,116


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                        ----------------------------
                                                                                            1999            1998
                                                                                        ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                           $    47,108     $    40,208
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          65,541          57,388
      Equity in income of joint ventures, net of cash received                                1,963             486
      Gain on sale of properties and joint venture interests                                 (2,979)
      Minority interest                                                                       1,850           1,043
      Accretion of discount on unsecured notes payable                                          223             124
      Net change in operating accounts                                                        7,464          (3,789)
                                                                                        ------------    ------------
      Net cash provided by operating activities                                             121,170          95,460

CASH FLOW FROM INVESTING ACTIVITIES
   Cash of Oasis at acquisition                                                                               7,253
   Net proceeds from Third Party Transaction                                                                226,128
   Increase in real estate assets                                                          (166,990)       (271,742)
   Net proceeds from sale of properties                                                      13,226          42,513
   Net proceeds from sale of joint venture interests                                          5,465           6,841
   Increase in investment in joint ventures                                                  (2,012)         (4,795)
   Decrease in investment in joint ventures                                                   6,400           1,478
   Net (increase) decrease in notes receivable                                              (27,331)          1,750
   Net decrease in affiliate notes receivable                                                                 5,389
   Other                                                                                     (1,488)         (1,146)
                                                                                        ------------    ------------
      Net cash (used in) provided by investing activities                                  (172,730)         13,669

CASH FLOW FROM FINANCING ACTIVITIES
   Net (decrease) increase in unsecured lines of credit and short-term
      borrowings                                                                           (147,000)        113,792
   Debt repayments from Third Party Transaction                                                            (114,248)
   Proceeds from notes payable                                                              253,380          50,600
   Proceeds from issuance of preferred units, net                                           132,712
   Repayment of notes payable                                                               (23,685)        (65,001)
   Distributions to shareholders and minority interests                                     (79,722)        (63,055)
   Repurchase of common shares and units                                                    (79,247)         (1,616)
   Other                                                                                      3,265            (120)
                                                                                        ------------    ------------
      Net cash provided by (used in) financing activities                                    59,703         (79,648)
                                                                                        ------------    ------------
      Net increase in cash and cash equivalents                                               8,143          29,481
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                5,647           6,468
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    13,790     $    35,949
                                                                                        ============    ============
SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized                                  $    35,526     $    31,767
   Interest capitalized                                                                 $    12,306     $     6,385

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Acquisition of Oasis (including the Third Party Transaction), net of cash acquired and fair value adjustment from the acquisitions of Oasis and Paragon:
     Fair value of assets acquired                                                      $       835      $  783,500
     Liabilities assumed                                                                        835         495,708
     Common shares issued                                                                                   395,528
     Preferred shares issued                                                                                104,125
     Fair value of minority interest                                                                         21,520
  Conversion of 7.33% subordinated debentures to common shares, net                     $       125      $    2,242
  Value of shares issued under benefit plans, net                                       $     2,004      $    6,180
  Conversion of operating partnership units to common shares                            $       387      $    9,581
  Note payable assumed upon purchase of a property                                                       $   22,424


               See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

BUSINESS

        We are a Houston-based real estate investment trust ("REIT") and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 1999, we owned interests in, operated or were developing 159 multifamily properties containing 55,785 apartment homes located in nine states. Eight of our multifamily properties containing 3,570 apartment homes were under development at September 30, 1999. Two of our newly developed multifamily properties containing 820 apartment homes were in lease-up at September 30, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

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

        In connection with the merger with Oasis, on June 30, 1998, we completed a transaction in which Camden USA, Inc., one of our wholly owned subsidiaries, and TMT-Nevada, L.L.C., a Delaware limited liability company, formed Sierra-Nevada Multifamily Investments, LLC. We entered into this transaction to reduce our market risk in the Las Vegas area. TMT-Nevada holds an 80% interest in Sierra-Nevada and Camden USA holds the remaining 20% interest.

        In this transaction, we transferred to Sierra-Nevada 19 apartment communities containing 5,119 apartment homes for an aggregate of $248 million. Prior to the merger, Oasis owned 100% of each of these communities. In the merger, Camden USA acquired these communities. As a result, after the merger and prior to the Sierra-Nevada transaction, Camden USA owned 100% of each of these 19 properties. These properties are located in Las Vegas, Nevada. This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million.

REAL ESTATE ASSETS AT COST

        We capitalized $19.2 million and $18.7 million in the nine months ended September 30, 1999 and 1998, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. If we had adopted the accounting policy described below as of January 1, 1998, the amounts capitalized for the nine months ended September 30, 1998 would have been $19.8 million.

        Effective April 1, 1998, we implemented prospectively a new accounting policy where expenditures for floor coverings, appliances and HVAC unit replacements are capitalized and depreciated over their estimated useful lives. Previously, all such replacements had been expensed. We believe that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of our peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. See Recent Accounting Pronouncements below for the effect of this change and our adoption of a recent accounting pronouncement on our financial results for the nine months ended September 30, 1998.

PROPERTY OPERATING AND MAINTENANCE EXPENSES

        Property operating and maintenance expenses included normal repairs and maintenance totaling $6.8 million and $18.4 million for the three and nine months ended September 30, 1999, and $6.0 million and $15.7 million for the three and nine months ended September 30, 1998, respectively.

COMMON SHARE DIVIDEND DECLARATION

        In September 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the third quarter of 1999 which was paid on October 15, 1999 to all common shareholders of record as of September 30, 1999. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

PREFERRED SHARE DIVIDEND DECLARATION

        In September 1999, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares in the amount of $0.5625 per share payable November 15, 1999 to all preferred shareholders of record as of September 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

        On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred for transactions entered into on or after March 20, 1998. Prior to our adoption of this policy, we had been capitalizing such costs. Had we adopted Issue No. 97-11 and the new accounting policy for floor coverings, appliances and HVAC unit replacements as of January 1, 1998, net income to common shareholders would have increased $650,000 or $0.02 per basic and diluted earnings per share for the nine months ended September 30, 1998.

EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                                                      THREE MONTHS               NINE MONTHS
                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                 ------------------------  -------------------------
                                                                    1999         1998         1999          1998
                                                                 -----------  -----------  -----------   -----------
BASIC EARNINGS PER SHARE:
  Weighted Average Common Shares Outstanding                         40,939       44,370       41,668        40,115
                                                                 ===========  ===========  ===========   ===========
       Basic Earnings Per Share                                  $     0.33   $     0.33   $     0.96    $     0.83
                                                                 ===========  ===========  ===========   ===========

DILUTED EARNINGS PER SHARE:
  Weighted Average Common Shares Outstanding                         40,939       44,370       41,668        40,115
  Shares Issuable from Assumed Conversion of:
       Common Share Options and Awards Granted                          452          387          414           414
       Minority Interest Units                                          634        2,680        2,646         2,587
                                                                 -----------  -----------  -----------   -----------
  Weighted Average Common Shares Outstanding, as Adjusted            42,025       47,437       44,728        43,116
                                                                 ===========  ===========  ===========   ===========
       Diluted Earnings Per Share                                $     0.32   $     0.31   $     0.94    $     0.79
                                                                 ===========  ===========  ===========   ===========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
  Net Income                                                     $   15,878   $   16,993   $   47,108    $   40,208
  Less: Preferred Share Dividends                                     2,343        2,343        7,029         7,029
                                                                 -----------  -----------  -----------   -----------
  Net Income to Common Shareholders                                  13,535       14,650       40,079        33,179
       (Basic Earnings Per Share Computation)
  Minority Interest                                                                   59        1,850         1,043
                                                                 -----------  -----------  -----------   -----------
  Net Income to Common Shareholders, as Adjusted
       (Diluted Earnings Per Share Computation)                  $   13,535   $   14,709   $   41,929    $   34,222
                                                                 ===========  ===========  ===========   ===========

RECLASSIFICATIONS

    Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.   NOTES RECEIVABLE

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage four multifamily projects. We are providing financing for a portion of each project in the form of four year notes receivable. These notes earn interest at 10% and are secured by liens on the assets and partial guarantees by the third party owners. At September 30, 1999, these notes had principal balances totaling $21.0 million. We anticipate funding up to an aggregate of $41 million in connection with these projects. We earn fees for managing the development, construction and eventual operations of these properties. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model.

3.    NOTES PAYABLE

     The following is a summary of our indebtedness:

(In millions)

                                                                                     September 30,      December 31,
                                                                                         1999              1998
                                                                                   -----------------  ----------------
Senior Unsecured Notes:
     6.73% - 7.28% Notes, due 2001-2006                                             $        523.0      $     323.9
     6.68% - 7.63% Medium Term Notes, due 2000 - 2009                                        181.5            127.0
     Unsecured Lines of Credit and Short-Term Borrowings                                      35.0            182.0
                                                                                    ---------------    -------------
                                                                                             739.5            632.9

Secured Notes - Mortgage loans (5.45% - 8.63%), due 2001 - 2028                              346.0            369.7
                                                                                    ---------------    -------------
          Total notes payable                                                       $      1,085.5      $   1,002.6
                                                                                    ===============    =============

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million. This line of credit replaces our three previous lines of credit which totaled $275 million. The new line of credit is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     During September 1999, we executed three interest rate swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998 which mature in October 2000. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are based on the one-month LIBOR rate plus a spread resulting in an effective interest rate on the swaps of 6.58% at September 30, 1999.

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

     At September 30, 1999, the weighted average interest rate on floating rate debt was 6.07%.

4.   NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       --------------------------
                                                                          1999           1998
                                                                       -----------    -----------
Decrease (increase) in assets:
  Accounts receivable - affiliates                                     $     (175)    $    1,298
  Other assets, net                                                        (1,787)           421
  Restricted cash - escrow deposits                                          (883)         1,337

Increase (decrease) in liabilities:
  Accounts payable                                                         (6,551)        (5,027)
  Accrued real estate taxes                                                 5,257          5,028
  Accrued expenses and other liabilities                                   11,603         (6,846)
                                                                       -----------    -----------
     Net change in operating accounts                                  $    7,464     $   (3,789)
                                                                       ===========    ===========


5.   PREFERRED UNITS

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

     During the third quarter of 1999, our operating partnership issued $35.5 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our 8.25% Series C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

6.   RESTRICTED SHARE AND OPTION AWARDS

     During the first nine months of 1999, we granted 132,144 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of ourcommon shares at the date of grant and have vesting periods of up to five years. We also granted 603,071 options with an exercise price equal to the market value of our common shares on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the nine month period ended September 30, 1999, previously granted options to purchase 649,119 shares became exercisable and 113,324 restricted shares vested.

7.   COMMON SHARE REPURCHASE PROGRAM

     In March 1999, the Board of Trust Managers authorized us to repurchase up to $50 million of our common shares and units through open market purchase and private transactions. This amount is in addition to the initial $50 million the Board of Trust Managers authorized for repurchase in September 1998. As of

September 30, 1999, we had repurchased 3,900,560 common shares and units for a total cost of $100.0 million. Additionally, in October 1999, the Board of Trust Managers authorized us to repurchase up to $100 million of our common shares and units through open market purchases and private transactions. Subsequent to September 30, 1999, we repurchased 722,200 shares and units at a total cost of $19.2 million under the new program.

8.   CONVERTIBLE PREFERRED SHARES

     The 4,165,000 preferred shares issued in conjunction with the Oasis merger pay a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The preferred shares generally have no voting rights and have a liquidation preference of $25 per share plus accrued and unpaid distributions. The preferred shares are convertible at the option of the holder at any time into common shares at a conversion price of $32.4638 per common share (equivalent to a conversion rate of 0.7701 per common share for each preferred share), subject to adjustment in certain circumstances. The preferred shares are not redeemable prior to April 30, 2001.

9.   CONTINGENCIES

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

     With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. We are currently in the process of determining the extent of the alleged noncompliance on the properties discussed above and the remaining changes that may be necessitated. At this time, we are not able to provide an estimate of costs and expenses associated with the resolution of this matter, however, management does not expect the amount to be material. There can be no assurance that we will be successful in the defense of the Justice Department action.

10.  SUBSEQUENT EVENTS

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

     We seek to selectively dispose of assets that have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. The proceeds from these sales may be reinvested in acquisitions or developments, used to retire debt or repurchase shares.

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

BUSINESS

     We are a Houston-based REIT and report as a single business segment with activities related to the ownership, development, acquisition, management and disposition of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 1999, we owned interests in, operated or were developing 159 multifamily properties containing 55,785 apartment homes located in nine states. Eight of our multifamily properties containing 3,570 apartment homes were under development at September 30, 1999. Two of our newly developed multifamily properties containing 820 apartment homes were in lease-up at September 30, 1999. We have several additional sites which we intend to develop into multifamily apartment communities.

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

     In connection with the merger with Oasis, on June 30, 1998, we completed a transaction in which Camden USA, Inc., one of our wholly owned subsidiaries, and TMT-Nevada, L.L.C., a Delaware limited liability company, formed Sierra-Nevada Multifamily Investments, LLC. We entered into this transaction to reduce our market risk in the Las Vegas area. TMT-Nevada holds an 80% interest in Sierra-Nevada and Camden USA holds the remaining 20% interest.

     In this transaction, we transferred to Sierra-Nevada 19 apartment communities containing 5,119 apartment homes for an aggregate of $248 million. Prior to the merger, Oasis owned 100% of each of these communities. In the merger, Camden USA acquired these communities. As a result, after the merger and prior to the Sierra-Nevada transaction, Camden USA owned 100% of each of these 19 properties. These properties are located in Las Vegas, Nevada. This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million.

PROPERTY PORTFOLIO

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development and joint venture properties that we do not manage, is summarized as follows:

                                                         September 30,1999            December 31, 1998
                                                   ------------------------------- -----------------------------
                                                    Apartment                      Apartment
                                                      Homes     Properties  % (a)    Homes    Properties  % (a)
                                                   ----------- ------------ ------ --------- ------------ ------
Operating Properties
Texas
  Houston                                               7,502         18      15%     6,345         15       13%
  Dallas (b)                                            9,381         26      18      9,381         26       17
  Austin                                                1,745          6       4      1,745          6        4
  Other                                                 1,641          5       3      1,641          5        3
                                                   ----------- ------------ ------ --------- ------------ ------
           Total Texas Operating Properties            20,269         55      40     19,112         52       37
Arizona                                                 2,326          7       5      2,326          7        5
California                                              1,272          3       3      1,272          3        3
Colorado (b)                                            1,972          6       3      1,972          6        3
Florida                                                 7,335         17      15      7,261         17       14
Kentucky                                                1,016          4       2      1,142          5        2
Missouri                                                3,327          8       7      3,327          8        7
Nevada (b)                                             11,963         41      14     12,163         41       14
North Carolina (b)                                      2,735         10       4      2,735         10        4
                                                   -----------  ----------- ------ --------- ------------ ------
           Total Operating Properties                  52,215        151      93     51,310        149       89
                                                   -----------  ----------- ------ --------- ------------ ------

Properties Under Development
Texas
  Houston (c)                                             756          1       1      2,213          5        4
  Dallas                                                  620          1       1        600          1        1
                                                   -----------  ----------- ------ --------- ------------ ------
           Total Texas Development Properties           1,376          2       2      2,813          6        5
Arizona                                                   332          1       1        325          1        1
California                                                380          1       1        380          1        1
Colorado                                                  558          2       1        558          2        1
Florida (c)                                               492          1       1      1,150          3        2
Kentucky                                                  432          1       1        432          1        1
                                                   -----------  ----------- ------ --------- ------------ ------
           Total Properties Under Development           3,570          8       7      5,658         14       11
                                                   -----------  ----------- ------ --------- ------------ ------
           Total Properties                            55,785        159     100%    56,968        163      100%
                                                   ===========  =========== ====== ========= ============ ======
Less: Joint Venture
  Apartment Homes (b)                                   6,504                         6,704
                                                   -----------                   -----------
Total Apartment Homes
  - Owned 100%                                         49,281                        50,264
                                                   ===========                   ===========

  (a) Based on number of apartment homes owned 100%
  (b) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, the remaining interest is owned by unaffiliated private investors; one property with 321 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 4,919 apartment homes (5,119 apartment homes at December 31, 1998) in Nevada owned through Sierra-Nevada Multifamily Investments, LLC in which we own a 20% interest.
  (c) The September 30, 1999 amounts exclude one property with 300 apartment homes in Houston which is now classified as land held for future development and one property with 352 apartment homes in Florida which was sold during the year.

     At September 30, 1999, we had two completed properties under lease-up as follows:

                                            Product       Number of      % Leased                       Estimated
                                             Type         Apartment     at 11/10/99      Date of         Date of
         Property and Location                              Homes                      Completion     Stabilization
----------------------------------------- ------------  -------------- -------------  -------------- -----------------
The Park at Goose Creek
   Baytown, TX                             Affordable             272        77%         3Q99             4Q99
The Park at Holly Springs
   Houston, TX                              Garden                548        49%         3Q99             4Q00


     At September 30, 1999, we had 8 development properties in various stages of construction as follows:

                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
----------------------------------------- ------------------- ------------ -------------- -------------- ---------------
In Lease-up
The Park at Interlocken
   Denver, CO                                     Garden            340      $     34.9        4Q99            1Q00
The Park at Greenway
   Houston, TX                                     Urban            756            57.5        4Q99            3Q00
The Park at Caley
   Denver, CO                                     Garden            218            18.3        1Q00            2Q00
The Park at Lee Vista
   Orlando, FL                                    Garden            492            32.8        1Q00            1Q01
The Park at Oxmoor
   Louisville, KY                                 Garden            432            22.1        1Q00            1Q01
                                                              ----------     -----------
                                      Subtotal                    2,238           165.6
                                                              ----------     -----------
Under Construction
The Park at Arizona Center
   Phoenix, AZ                                     Urban            332            24.5        1Q00            1Q01
The Park at Farmers Market, Phase I
   Dallas, TX                                      Urban            620            49.8        4Q00            4Q01
The Park at Crown Valley
   Mission Viejo, CA                              Garden            380            42.0        1Q01            3Q01
                                                              ----------      ----------
                                      Subtotal                    1,332           116.3
                                                              ----------     -----------
      Total for 8 development properties                          3,570      $    281.9
                                                              ==========     ===========


     We stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Projects under development, including land" until such apartment homes are completed. Upon completion of each building of the project, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, all apartment homes are considered operating and we begin expensing all items that were previously considered as carrying costs. Generally, this occurs within one year of opening the leasing office, with some allowances for larger than average properties.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     The changes in operating results from period to period are primarily due to the development of five properties totaling 1,759 apartment homes, the acquisition of three properties containing 1,626 apartment homes, the disposition of two properties containing 358 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the third quarter of 1999 increased by 1,986 apartment homes, or 4.5%, from 44,006 to 45,992. Total operating properties were 128 and 125 at September 30, 1999 and 1998, respectively. The 45,992 weighted average apartment homes and the 128 operating properties exclude the impact of our ownership interest in properties owned in joint ventures. The 125 operating properties at September 30, 1998 have been restated to reflect the combination of operations of two adjacent properties in Nevada, Texas and Florida at December 31, 1998.

     Rental income for the quarter ended September 30, 1999 increased $7.0 million or 8.7% over the quarter ended September 30, 1998. Rental income per apartment home per month increased $25 or 4.1%, from $604 to $629 for the third quarters of 1998 and 1999, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on two of the three acquired properties and four of the five completed development properties. Additionally, the two disposed properties had average rental rates significantly lower than the portfolio average. Overall average occupancy increased slightly from 93.8% for the quarter ended September 30, 1998 to 94.0% for the quarter ended September 30, 1999.

     Other property income for the quarter ended September 30, 1999 increased $1.0 million over the quarter ended September 30, 1998. The increase in other property income was due primarily to a $700,000 increase from revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $2.7 million or 10.6%, from $25.5 million to $28.2 million and increased as a percent of total property income from 30.1% to 30.4% for the quarters ended September 30, 1998 and 1999, respectively. The increase in operating expense was due to a larger number of apartment homes owned and in operation. Our operating expense ratios increased primarily as a result of an increase in repairs and maintenance costs.

     Real estate taxes increased $1.0 million from $8.2 million to $9.2 million for the third quarters of 1998 and 1999, respectively, which represents an annual increase of $56 per apartment home. The increase was primarily due to increases in the valuations of properties held in our Texas and Florida portfolios and increases in property tax rates.

     General and administrative expenses increased $460,000 from $2.0 million to $2.5 million, and increased as a percent of revenues from 2.3% to 2.6% for the quarters ended September 30, 1998 and 1999, respectively. The increase is primarily due to increases in salary and payroll related costs.

     Interest expense increased from $13.4 million to $14.7 million primarily due to interest on debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $4.1 million and $2.9 million for the quarters ended September 30, 1999 and 1998, respectively.

     Depreciation and amortization increased from $20.4 million to $22.7 million. This increase was due primarily to developments, renovations and property acquisitions.

     Gains on sale of properties and joint venture investments increased $2.3 million due to gains from the disposition of one multifamily property containing 232 units and our joint venture investment in two commercial office buildings. The gains recorded on these dispositions were partially offset by a loss on the sale of a retail/commercial center. These gains do not include a loss on the sale of a 408 unit property held in a joint venture of $738,000 which is included in "Equity in Income of Joint Ventures".

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     The changes in operating results from period to period are primarily due to the Oasis merger, the transfer of 19 properties totaling 5,119 apartment homes into the Sierra-Nevada joint venture, development of five properties aggregating 1,759 apartment homes, the acquisition of five properties containing 2,226 apartment homes, the disposition of eight properties containing 1,752 apartment homes and an increase in net operating income generated by the stabilized portfolio. The weighted average number of apartment homes for the first nine months of 1999 increased by 3,592 apartment homes, or 8.6%, from 41,712 to 45,304. Total operating properties were 128 and 125 at September 30, 1999 and 1998, respectively, and exclude those owned through joint venture investments. The weighted average number of apartment homes of 45,304 and 41,712 exclude the impact of our ownership interest in apartment homes owned in joint ventures throughout the nine month periods. The 125 operating properties at September 30, 1998 have been restated to reflect the combination of operations of two adjacent properties in Nevada, Texas and Florida at December 31, 1998.

     Rental income increased $33.0 million or 15.0% from $219.6 million to $252.6 million for the nine months ended September 30, 1998 and 1999, respectively. Rental income per apartment home per month increased $34 or 5.8%, from $585 to $619 for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio, higher average rental rates on properties added to the portfolio through the Oasis merger, four of the five acquired properties and completion of new development properties. Additionally, seven of the eight disposed properties had average rental rates significantly lower than the portfolio average.

     Other property income increased $3.0 million from $13.5 million to $16.6 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in other property income was due to a larger number of apartment homes owned and in operation and a $1.9 million increase from revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $7.6 million, from $72.8 million to $80.3 million, but decreased as a percent of total property income from 31.2 % to 29.8% for the nine months ended September 30, 1998 and 1999, respectively. Our operating expense ratio decreased from the prior year primarily as a result of the impact of our April 1, 1998 adoption of a new accounting policy, whereby expenditures for floor coverings, appliances and HVAC unit replacements are expensed in the first five years of a property's life and capitalized thereafter. Prior to the adoption of this policy, we had been expensing these costs. Had this policy been adopted as of January 1, 1998, the nine months ended September 30, 1998 operating expense ratio would have been 30.7%.

     Real estate taxes increased $4.5 million from $23.1 million to $27.7 million for the nine months ended September 30, 1998 and 1999, respectively, which represents an annual increase of $75 per apartment home. The increase was primarily due to increases in the valuations of renovated, acquired and developed properties and increases in property tax rates. This increase per apartment home was partially offset by lower property taxes in the portfolio added through the Oasis merger.

     General and administrative expenses increased $1.7 million from $5.5 million to $7.3 million, and increased as a percent of revenues from 2.3% to 2.6%. The general and administrative expense ratio increase is mainly attributable to the impact of our March 20, 1998 adoption of Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, discussed in Note 1, which is partially offset by efficiencies resulting from operating a larger portfolio.

     Interest expense increased from $36.7 million to $42.2 million due to increased indebtedness related to the Oasis merger, completed developments, renovations and property acquisitions. Additionally, interest expense increased due to interest on debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $6.4 million and $12.3 million for the nine months ended September 30, 1998 and 1999, respectively.

     Depreciation and amortization increased from $57.4 million to $65.5 million. This increase was due primarily to the Oasis merger, developments, renovations and property acquisitions.

     Gains on sale of properties and joint venture investments increased $3.0 million due to gains from the disposition of two multifamily properties containing 358 units and our joint venture investment in two commercial office buildings. The gains recorded on these dispositions were partially offset by a loss on the sale of a retail/commercial center. These gains do not include a loss on the sale of a 408 unit property held in a joint venture of $738,000 which is included in "Equity in Income of Joint Ventures".

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

     The interest expense coverage ratio, net of capitalized interest, was 3.8 and 3.7 times for the nine months ended September 30, 1999 and 1998, respectively, and 3.7 times and 3.8 times for the quarters ended September 30, 1999 and 1998, respectively. At September 30, 1999 and 1998, 75.7% and 70.6%,
respectively, of our properties (based on invested capital) were unencumbered.

LIQUIDITY

     We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit discussed in the financial flexibility section and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

             (i)   normal operating expenses;
             (ii)  debt service requirements;
             (iii) capital expenditures;
             (iv)  property developments;
             (v)   common share repurchases; and
             (vi)  common and preferred distributions.

     We consider our long-term liquidity requirements to be the repayment of maturing secured debt and borrowings under our unsecured line of credit and funding of acquisitions. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions. As of September 30, 1999, we had $340 million available under the unsecured line of credit, $75 million available under our universal shelf registration, and $14.5 million available under our medium-term note program. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

     In September 1999, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.52 per share for the third quarter of 1999 which was paid on October 15, 1999 to all common shareholders of record as of September 30, 1999. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.08 per share or unit.

     In September 1999, we declared a quarterly dividend on our Series A Cumulative Preferred Shares, which were issued in conjunction with the merger of Oasis. The dividend in the amount of $0.5625 per share is payable November 15, 1999 to all preferred shareholders of record as of September 30, 1999.

FINANCIAL FLEXIBILITY

     We concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and development properties in selected new markets. During the nine months ended September 30, 1999, we incurred $154.9 million in development costs and no acquisition costs. We are developing eight additional properties at an aggregate cost of approximately $281.9 million. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Such sales generate capital for acquisitions and new developments or for debt reduction.

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million. This line of credit replaces our three previous lines of credit which totaled $275 million. The new line of credit is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

     During the third quarter of 1999, our operating partnership issued $35.5 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder in to our 8.25% Series C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

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

     During September 1999, we executed three interest rate swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998 which mature in October 2000. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are based on the one-month LIBOR rate plus a spread resulting in an effective interest rate on the swaps of 6.58% at September 30, 1999.

     At September 30, 1999, the weighted average interest rate on floating rate debt was 6.07%.

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

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three months ended September 30, 1999 increased slightly over the three months ended September 30, 1998. The increase in diluted FFO during the three months ended September 30, 1999 from property acquisitions, developments and improvements in the performance of the stabilized properties was offset by the repurchase of our shares under our common share repurchase program. Our diluted

FFO for the nine months ended September 30, 1999 increased $14.4 million over the nine months ended September 30, 1998. This increase in diluted FFO was due to the Oasis merger, property acquisitions, developments and improvements in the performance of the stabilized properties in our portfolio.

     The calculation of basic and diluted FFO for the three and nine months ended September 30, 1999 and 1998 follows:
(In thousands)

                                                                     Three Months                Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                               -------------------------   -------------------------
                                                                  1999           1998          1999          1998
                                                               ----------     ----------   -----------    ----------
FUNDS FROM OPERATIONS:
   Net income to common shareholders                            $ 13,535      $  14,650    $   40,079     $  33,179
   Real estate depreciation                                       22,315         20,070        64,388        56,364
   Real estate depreciation from unconsolidated ventures             797            754         2,423         1,498
   Preferred share dividends                                                                                  2,343
   Loss on sale of property held in unconsolidated ventures          738                          738
   Gain on sale of properties and joint venture interests         (2,259)                      (2,979)
                                                               ----------     ----------   -----------    ----------
FUNDS FROM OPERATIONS - BASIC                                     35,126         35,474       104,649        93,384
   Preferred share dividends                                       2,343          2,343         7,029         4,686
   Minority interest                                                 892             59         1,850         1,043
   Interest on convertible subordinated debentures                    63             69           195           249
   Amortization of deferred costs on convertible debentures            7              6            19            24
                                                               ----------     ----------   -----------    ----------
FUNDS FROM OPERATIONS - DILUTED                                 $ 38,431      $  37,951    $  113,742     $  99,386
                                                               ==========     ==========   ===========    ==========

WEIGHTED AVERAGE SHARES - BASIC                                   40,939         44,370        41,668        40,115
   Common share options and awards granted                           452            387           414           414
   Preferred shares                                                3,207          3,207         3,207         2,150
   Minority interest units                                         2,621          2,680         2,646         2,587
   Convertible subordinated debentures                               145            156           148           188
                                                               ==========     ==========   ===========    ==========
WEIGHTED AVERAGE SHARES - DILUTED                                 47,364         50,800        48,083        45,454
                                                               ==========     ==========   ===========    ==========


INFLATION

     We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to our ability to adjust rental rates to market levels as leases expire.

YEAR 2000 CONVERSION

     We have recognized the need to ensure that our computer equipment and software ("computer systems"), other equipment and operations will not be adversely impacted by the change to the calendar Year 2000. As such, we have taken steps to identify and resolve potential areas of risk by implementing a comprehensive Year 2000 action plan. The plan is divided into four phases: identification, assessment, notification/certification, and testing/contingency plan development; and includes three major elements: computer systems, other equipment and third parties. We are on the fourth phase for our computer systems, other equipment and third party services.

     We believe that the Year 2000 issue will not pose significant operating problems for our computer systems, since the majority of computer equipment and software products we utilize are already compliant or were converted or modified as part of system upgrades unrelated to the Year 2000 issue. We are in the process of completing a contingency plan which will permit our primary computer systems operations to continue if the on-going testing of such conversions and modifications reveals any Year 2000 issues presently unknown to us.

     Our estimated total cost of addressing the Year 2000 issues with respect to our own computer systems, other equipment and operations is expected to be minimal since the cost of any computer systems upgrades and conversions to specifically address the Year 2000 issues have been and are expected to be minimal. Additionally, the majority of Year 2000 issues are being addressed by use of internal resources and such future internal costs are expected to be minimal as well. We do not separately track internal cost, which primarily consist of payroll and related costs, incurred on Year 2000 issues. We have not estimated any time or other internal costs that may be incurred by us as a result of the failure of any third parties to become Year 2000 ready or costs to implement any contingency plans.

     We are communicating with our key third party service providers and vendors, including those who have previously sold equipment to us, to obtain information and compliance certificates, if possible, regarding their state of readiness with respect to the Year 2000 issue. As of November 10, 1999, 99% of key third party service providers have responded with compliance certificates. Failure of certain third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse impact on our business and results of operations. Final determination of third party Year 2000 readiness is substantially complete. None of the responses received from third party service providers as of November 10, 1999 have indicated any problem with bringing their services into Year 2000 compliance. We intend to continue to monitor the progress made by third parties, test critical system interfaces and formulate appropriate contingency and business continuation plans to address third party issues identified through our evaluations and assessments.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  10.1  Form of Credit Agreement dated August 18, 1999 between Bank of America, N.A. and the registrant

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


CAMDEN PROPERTY TRUST



    /s/ G. Steven Dawson                                   November 12, 1999
--------------------------------                      --------------------------
G. Steven Dawson                                        Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)




    /s/ Dennis M. Steen                                    November 12, 1999
--------------------------------                      --------------------------
Dennis M. Steen                                         Date
Vice President - Controller and Chief
Accounting Officer