Form 10-K
period 1999-12-31
CAMDEN PROPERTY TRUST
filed 2000-03-29
CIK 906345

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


For the fiscal year ended December 31, 1999
                                                     OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $975,000,458 at March 1, 2000.

The number of common shares of beneficial interest outstanding at March 1, 2000 was 38,565,696.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts I, II and IV.

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 4, 2000 are incorporated by reference in
Part III.

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

     Camden Property Trust is a real estate investment trust that owns, develops, constructs, and manages multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. As of December 31, 1999, we owned interests in and operated 153 multifamily properties containing 53,311 apartment homes located in nine states. These properties had a weighted average occupancy rate of 93% for the year ended December 31, 1999. This represents the average occupancy for all our properties in 1999 weighted by the number of apartment homes in each property. Additionally, six of our multifamily properties containing 2,474 apartment homes were under development at December 31, 1999. We also have several sites which we intend to develop into multifamily apartment communities.

     Acquisition of Oasis Residential, Inc. On April 8, 1998, we acquired, through a tax-free merger, Oasis Residential, Inc., a publicly traded Las Vegas-based multifamily REIT. Through this acquisition, we acquired 52 completed multifamily properties and 15,514 apartment homes at the date of acquisition. Each share of Oasis common stock outstanding on April 8, 1998 was exchanged for
0.759 of a Camden common share. Each share of Oasis Series A cumulative convertible preferred stock outstanding on April 8, 1998 was exchanged for one Camden Series A cumulative convertible preferred share with terms and conditions comparable to the Oasis preferred stock. We issued 12.4 million common shares and 4.2 million preferred shares in exchange for the outstanding Oasis common and preferred stock, respectively. We assumed approximately $484 million of Oasis debt, at fair value, in the merger.

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

     In the above transaction, we transferred to Sierra-Nevada 19 apartment communities containing 5,119 apartment homes for an aggregate of $248 million. Prior to the merger, Oasis owned 100% of each of these communities. In the merger, Camden USA acquired these communities. As a result, after the merger and prior to the Sierra-Nevada transaction, Camden USA owned 100% of each of these 19 properties which are located in Las Vegas, Nevada. This transaction was funded with capital invested by the members of Sierra-Nevada, the assumption of $9.9 million of existing nonrecourse indebtedness, the issuance of 17 nonrecourse cross collateralized and cross defaulted loans totaling $180 million and the issuance of two nonrecourse second lien mortgages totaling $7 million.

     Acquisition of Paragon Group, Inc. On April 15, 1997, we acquired through a tax-free merger, Paragon Group, Inc., a Dallas-based multifamily REIT. Through this acquisition, we acquired 50 multifamily properties and 15,975 apartment homes. Each share of Paragon common stock outstanding on April 15, 1997 was exchanged for 0.64 of a Camden common share. In this transaction, we issued 9.5 million common shares, 2.4 million limited partnership units in Camden Operating, L.P. and assumed approximately $296 million of Paragon debt at fair value.

     At December 31, 1999, we had 1,705 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

OPERATING STRATEGY

     We believe that producing consistent earnings growth and selectively investing in favorable markets are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

     Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which should reduce operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved.

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

     At December 31, 1999, we had a $30.4 million investment in 38 acres in downtown Dallas which are being used for development of The Park at Farmers Market, Phase I, and the proposed future development of Phase II. We are also in the planning phase related to the possible development of 55 for-sale townhomes in this area. The remaining land may be sold to third parties for commercial and retail development. Additionally, we had $44.3 million in land under development in two properties located in Houston and Long Beach. These properties are currently in the planning stage to determine the number of apartment homes that will be developed based on demand in these areas over the next three to five years. We also may sell certain parcels of these two properties to third parties for commercial and retail development.

     We plan to continue diversification of our investments, both geographically and in the number of apartment homes and selection of amenities offered. Our operating properties have an average age of 10 years (calculated on the basis of investment dollars). We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on acquired properties.

     Dispositions. To generate consistent earnings growth, we seek to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. We are currently seeking to selectively dispose of up to $150 million of real estate assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We currently anticipate using the potential proceeds from these sales to retire debt and repurchase shares. However, we cannot assure you that we will complete these sales or that the final outcomes of these sales, if completed, will be on terms favorable to us.

     At year end, we were obligated under an earnest money contract to sell two parcels of land totaling approximately $15 million. We expect to complete this transaction late in the first quarter to early in the second quarter of 2000.

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. All of our properties have been subjected to Phase I site assessments or similar environmental audits to determine if there is a likelihood of contamination from either on- or off-site sources. These audits have been carried out in accordance with accepted industry practices. We have also conducted limited subsurface investigations and tested for radon and lead-based paint where such procedures have been recommended by our consultants. We cannot assure you that existing environmental studies reveal all environmental liabilities or that any prior owner did not create any material environmental condition not known to us. The costs of investigation, remediation or removal of hazardous substances may be substantial. If hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent such property or to borrow using such property as collateral may be adversely affected.

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

MARKETS AND COMPETITION

     Our portfolio consists of middle to upper market apartment properties. We target acquisitions and developments in selected high-growth markets. Since our initial public offering in 1993, we have diversified into other markets in the Southwest region and into the Southeast, Midwest and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we are able to better respond to changing conditions in each market, thereby reducing market risk and allowing us to take advantage of opportunities as they arise.

     There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which our properties are located. Our properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for rental housing in certain markets, due to a number of factors, including the increase in mortgage interest rates. Rental demand should be strong in areas anticipated to experience in-migration, due to the younger ages that characterize movers as well as the relatively high cost of home ownership in higher growth areas.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     We have made statements in this report that are "forward-looking" in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items relating to the future. These forward-looking statements include those made in the documents incorporated by reference in this report.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by the forward- looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

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

ITEM 2.   PROPERTIES

THE PROPERTIES

     Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 153 properties, which we owned interests in and operated at December 31, 1999, average 840 square feet of living area.

OPERATING PROPERTIES

     For the year ended December 31, 1999, no single operating property accounted for greater than 2.8% of our total revenues. The operating properties had a weighted average occupancy rate of 93% in 1999 and 1998. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred thirty-two of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties were constructed and placed in service as follows:


     Year Placed in Service                           Number of Properties
  ------------------------------                  ------------------------------
           1994 - 1999                                         46
           1988 - 1993                                         27
           1983 - 1987                                         52
           1978 - 1982                                         18
           1973 - 1977                                          6
           1967 - 1972                                          4

Property Table

     The following table sets forth information with respect to our operating properties at December 31, 1999.


OPERATING PROPERTIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1999 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            ------------------------
                                           Number of      Year Placed     Average Apartment   1999 Average      Per
PROPERTY AND LOCATION                      Apartments     in Service       Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA

    PHOENIX
       Arrowhead Springs, The Park at            288        1997                        925            94 %   $   715    $    0.77
       Fountain Palms, The Park at               192      1986/1996                   1,050            97         735         0.70
       Scottsdale Legacy                         428        1996                      1,067            87         890         0.83
       Towne Center, The Park at (2)             240        1998                        871            94         723         0.83
       Vista Valley, The Park at                 357        1986                        923            92         708         0.77
    TUCSON
       Eastridge                                 456        1984                        559            90         455         0.81
       Oracle Villa                              365        1974                      1,026            93         696         0.68
CALIFORNIA
    ORANGE COUNTY
       Martinique                                713        1986                        795            95       1,106         1.39
       Parkside (3)                              421        1972                        835            96         930         1.11
       Sea Palms                                 138        1990                        891            96       1,097         1.23
COLORADO
    DENVER
       Centennial, The Park at                   276        1985                        744            96         749         1.01
       Deerwood, The Park at                     342        1996                      1,141            96       1,159         1.02
       Denver West, The Park at (5)              321        1997                      1,012            98       1,072         1.06
       Interlocken, The Park at (2)              340        1999                      1,022            92       1,122         1.10
       Lakeway, The Park at                      451        1997                        919            95         984         1.07
       Park Place                                224        1985                        748            95         736         0.98
       Wexford, The Park at                      358        1986                        810            95         785         0.97
FLORIDA
    ORLANDO
       Landtree Crossing                         220        1983                        748            94         615         0.82
       Renaissance Pointe I                      272        1996                        940            93         793         0.84
       Renaissance Pointe II (2)                 306        1998                        863            96         769         0.89
       Riverwalk I & II                          552      1984/1986                     747            93         572         0.77
       Sabal Club                                436        1986                      1,077            93         852         0.79
       Vineyard, The                             526      1990/1991                     824            96         690         0.84
    TAMPA/ST. PETERSBURG
       Chase Crossing                            444        1986                      1,223            90         798         0.65
       Chasewood                                 247        1985                        704            94         579         0.82
       Dolphin/Lookout Pointe                    832      1987/1989                     748            95         647         0.87
       Heron Pointe                              276        1996                        942            93         858         0.91
       Island Club I & II                        484      1983/1985                     722            95         559         0.77
       Live Oaks                                 770        1990                      1,093            91         740         0.68
       Mallard Pointe I & II                     688      1982/1983                     728            94         599         0.82
       Marina Pointe Village                     408        1997                        927            91         831         0.90
       Parsons Run                               228        1986                        728            96         602         0.83
       Schooner Bay                              278        1986                        728            95         667         0.92
       Summerset Bend                            368        1984                        771            92         615         0.80
KENTUCKY
    LOUISVILLE
       Copper Creek                              224        1987                        732            92         647         0.88
       Deerfield                                 400      1987/1990                     746            92         643         0.86
       Glenridge                                 138        1990                        916            92         760         0.83
       Sundance                                  254        1975                        682            89         537         0.79
MISSOURI
    KANSAS CITY
       Camden Passage I & II                     596      1989/1997                     832            96         720         0.87
    ST. LOUIS
       Cedar Ridge                               420        1986                        852            90         582         0.68
       Cove at Westgate, The                     276        1990                        828            93         904         1.09
       Knollwood I & II                          608      1981/1985                     722            91         533         0.74
       Spanish Trace                             372        1972                      1,158            94         732         0.63
       Tempo                                     304        1975                        676            94         523         0.77
       Westchase                                 160        1986                        945            95         868         0.92
       Westgate I & II                           591      1973/1980                     947            91         781         0.82
NEVADA
    LAS VEGAS
       Oasis Bay (4)                             128        1990                        862            96         736         0.85
       Oasis Bel Air I & II                      528      1988/1995                     943            95         751         0.80
       Oasis Breeze                              320        1989                        846            96         694         0.82



OPERATING PROPERTIES (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1999 Avg.
                                                                                                               Mo. Rental Rates

                                                                                                            ------------------------
                                           Number of     Year Placed     Average Apartment    1999 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
------------------------------------------------------------------------------------------------------------------------------------
       Oasis Canyon                              200        1995                        987            94 %   $   780    $    0.79
       Oasis Cliffs                              376        1988                        936            97         746         0.80
       Oasis Club                                320        1989                        896            97         707         0.79
       Oasis Cove                                124        1990                        898            97         707         0.79
       Oasis Crossings (4)                        72        1996                        983            94         731         0.74
       Oasis Del Mar                             560        1995                        986            94         831         0.84
       Oasis Emerald (4)                         132        1988                        873            94         643         0.74
       Oasis Gateway (4)                         360        1997                      1,146            91         843         0.74
       Oasis Glen                                113        1994                        792            97         727         0.92
       Oasis Greens                              432        1990                        892            98         719         0.81
       Oasis Harbor                              336        1996                      1,008            96         791         0.78
       Oasis Heights                             240        1989                        849            96         670         0.79
       Oasis Heritage (4)                        720        1986                        950            89         622         0.65
       Oasis Hills                               184        1991                        579            96         524         0.90
       Oasis Island (4)                          118        1990                        901            92         637         0.71
       Oasis Landing (4)                         144        1990                        938            95         702         0.75
       Oasis Meadows (4)                         383        1996                      1,031            95         749         0.73
       Oasis Palms (4)                           208        1989                        880            97         679         0.77
       Oasis Paradise                            624        1991                        905            93         758         0.84
       Oasis Pearl (4)                            90        1989                        930            95         695         0.75
       Oasis Pines                               315        1997                      1,005            93         788         0.78
       Oasis Place (4)                           240        1992                        440            96         479         1.09
       Oasis Plaza (4)                           300        1976                        820            95         606         0.74
       Oasis Pointe                              252        1996                        985            97         761         0.77
       Oasis Ridge (4)                           477        1984                        391            94         438         1.12
       Oasis Rose (4)                            212        1994                      1,025            93         723         0.71
       Oasis Sands                                48        1994                      1,125            95         745         0.66
       Oasis Sierra (7)                          208        1998                        922            91         789         0.86
       Oasis Springs (4)                         304        1988                        838            94         635         0.76
       Oasis Suites (4)                          409        1988                        404            91         460         1.14
       Oasis Summit                              234        1995                      1,187            94       1,063         0.90
       Oasis Tiara                               400        1996                      1,043            96         831         0.80
       Oasis Topaz                               270        1978                        827            92         622         0.75
       Oasis View (4)                            180        1983                        940            94         665         0.71
       Oasis Vinings (4)                         234        1994                      1,152            93         754         0.65
       Oasis Vintage                             368        1994                        978            95         738         0.75
       Oasis Winds                               350        1978                        807            94         610         0.76
    RENO
       Oasis Bluffs                              450        1997                      1,111            93       1,012         0.91
NORTH CAROLINA
    CHARLOTTE
       Copper Creek                              208        1989                        703            94         633         0.90
       Eastchase                                 220        1986                        698            95         603         0.86
       Habersham Pointe                          240        1986                        773            91         668         0.86
       Overlook, The (6)                         220        1985                        754            94         696         0.92
       Park Commons                              232        1997                        859            93         753         0.88
       Pinehurst                                 407        1967                      1,147            92         791         0.69
       Timber Creek                              352        1984                        706            94         651         0.92
    GREENSBORO
       Brassfield Park (6)                       336        1997                        889            93         727         0.82
       Glen, The                                 304        1980                        662            91         573         0.87
       River Oaks                                216        1985                        795            92         641         0.81
TEXAS
    AUSTIN
       Autumn Woods                              283        1984                        644            98         589         0.91
       Calibre Crossing                          183        1986                        705            97         626         0.89
       Huntingdon, The                           398        1995                        903            97         810         0.90
       Quail Ridge                               167        1984                        859            98         707         0.82
       Ridgecrest                                284        1995                        851            96         770         0.91
       South Oaks                                430        1980                        705            97         606         0.85
    CORPUS CHRISTI
       Breakers, The                             288        1996                        861            83         764         0.89



OPERATING PROPERTIES (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 1999 Avg.
                                                                                                               Mo. Rental Rates
                                                                                                            ------------------------
                                           Number of     Year Placed     Average Apartment    1999 Average      Per
PROPERTY AND LOCATION                      Apartments    in Service        Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
------------------------------------------------------------------------------------------------------------------------------------
       Miramar I, II & III (8)                   300   1994/1995/1998                   708            86%  $     863    $    1.22
       Potters Mill                              344        1986                        775            86         598         0.77
       Waterford, The                            580      1976/1980                     767            91         528         0.69
    DALLAS/FORT WORTH
       Addison, The Park at                      456        1996                        942            93         880         0.93
       Buckingham, The Park at                   464        1997                        919            95         833         0.91
       Centreport, The Park at                   268        1997                        910            90         829         0.91
       Chesapeake                                128        1982                        912            95         737         0.81
       Cottonwood Ridge                          208        1985                        829            96         599         0.72
       Emerald Valley                            516        1986                        743            92         681         0.92
       Emerald Village                           304        1987                        713            90         627         0.88
       Glen Arbor                                320        1980                        666            97         524         0.79
       Glen Lakes                                424        1979                        877            92         758         0.86
       Highland Trace                            160        1985                        816            91         662         0.81
       Highpoint (6)                             708        1985                        835            94         662         0.79
       Ivory Canyon                              602        1986                        548            95         566         1.03
       Los Rios                                  286        1992                        772            94         800         1.04
       Nob Hill                                  486        1986                        642            92         526         0.82
       North Dallas Crossing I & II              446        1985                        730            94         631         0.86
       Oakland Hills                             476        1985                        853            96         628         0.74
       Pineapple Place                           256        1983                        652            94         599         0.92
       Randol Mill Terrace                       340        1984                        848            96         604         0.71
       Shadow Lake                               264        1984                        733            92         586         0.80
       Stone Creek                               240        1995                        831            93         792         0.95
       Stone Gate                                276        1996                        871            93         819         0.94
       Towne Centre Village                      188        1983                        735            96         596         0.81
       Towne Crossing, The Place at              442        1984                        772            96         595         0.77
       Valley Creek Village                      380        1984                        855            96         669         0.78
       Valley Ridge                              408        1987                        773            95         632         0.82
       Westview                                  335        1983                        697            93         614         0.88
    EL PASO
       La Plaza                                  129        1969                        997            95         600         0.60
    HOUSTON
       Brighton Place                            282        1978                        749            92         572         0.76
       Cambridge Place                           336        1979                        771            92         594         0.77
       Crossing, The                             366        1982                        762            93         580         0.76
       Driscoll Place                            488        1983                        708            95         487         0.69
       Eagle Creek                               456        1984                        639            94         592         0.93
       Goose Creek, The Park at (9)              272        1999                        844            96         680         0.81
       Greenway, The Park at (9)                 756        1999                        861            82         972         1.13
       Holly Springs, The Park at (9)            548        1999                        934            66         882         0.94
       Jones Crossing                            290        1982                        748            95         591         0.79
       Midtown, The Park at (2)                  337        1999                        843            97       1,003         1.19
       Roseland                                  671        1982                        726            92         564         0.78
       Southpoint                                244        1981                        730            94         595         0.81
       Stonebridge                               204        1993                        845            92         803         0.95
       Sugar Grove, The Park at                  380        1997                        917            87         816         0.89
       Vanderbilt I & II, The Park at            894      1996/1997                     863            92       1,009         1.17
       Wallingford                               462        1980                        787            92         606         0.77
       Wilshire Place                            536        1982                        761            92         578         0.76
       Woodland Park                             288        1995                        866            91         803         0.93
       Wyndham Park                              448      1978/1981                     797            96         528         0.66
                                            ---------                        ---------------    ------------ ---------  -----------
       Total                                  53,311                                    840            93%   $    713    $    0.85
                                            =========                        ===============    ============ =========  ===========

(1)  Represents average physical occupancy for the year, except as noted below.
(2) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(3) Property under renovation during 1999, which affected occupancy levels during this period. Occupancy percentage listed is as of March 1, 2000, and is excluded from the December 31, 1999 average physical occupancy calculation.
(4) Properties owned through Sierra-Nevada Multifamily Investments, LLC joint venture in which we own a 20% interest.
(5) Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(6) Properties owned through a joint venture in which we own a 44% interest. The remaining interest is owned by unaffiliated private investors.
(7) Property owned through Sierra-Nevada Multifamily Investments LLC. Property was acquired during 1999 - average occupancy calculated from acquisition date through year end.
(8) Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
(9) Properties under lease-up at December 31, 1999. Occupancy percentage listed is as of March 1, 2000, and is excluded from the December 31, 1999 average physical occupancy calculation.

OPERATING PROPERTIES UNDER LEASE-UP

     The operating properties under lease-up table is incorporated herein by reference from page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which page is filed as Exhibit 13.1 hereto.

DEVELOPMENT PROPERTIES

     The total budgeted cost of the development properties is approximately $191.5 million, with a remaining cost to complete, as of December 31, 1999, of approximately $47.9 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or that their performance will be comparable to that of our existing portfolio.

Development Properties Table

     The development properties table is incorporated herein by reference from page 19 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1.

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

ITEM 3. LEGAL PROCEEDINGS

     Prior to our merger with Oasis, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

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

     We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this Item 5 is incorporated herein by reference from page 48 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 1, 2000, was 1,186.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this Item 6 is incorporated herein by reference from pages 49 and 50 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this Item 7 is incorporated herein by reference from pages 17 through 27 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to this Item 7A is incorporated herein by reference from pages 23 and 24 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and supplementary financial information for the years ended December 31, 1999, 1998 and 1997 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 28 through 48 of our Annual Report to Shareholders for the year ended December 31, 1999, which is filed as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2000 in connection with the Annual Meeting of Shareholders to be held May 4, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2000 in connection with the Annual Meeting of Shareholders to be held May 4, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2000 in connection with the Annual Meeting of Shareholders to be held May 4, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2000 in connection with the Annual Meeting of Shareholders to be held May 4, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

         Our financial statements and supplementary financial information for the years ended December 31, 1999, 1998 and 1997 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 28 through 48 of our Annual Report to the Shareholders for the year ended December 31, 1999, which pages are filed as Exhibit 13.1 hereto.

     (2) Financial Statement Schedule:

         The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 is filed as part of this Report.

     (3) Index to Exhibits:

     NUMBER                             TITLE

     2.1 Agreement and Plan of Merger, dated as of December 16, 1996, among Camden Property Trust, Camden Subsidiary, Inc. and Paragon Group, Inc. Incorporated by reference from Exhibit 99.2 to Camden Property Trust's Form 8-K filed December 18, 1996 (File No. 1-12110).

     2.2 Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed December 17, 1997 (File No. 1-12110).

     2.3 Amendment No. 1, dated February 4, 1998, to the Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed February 5, 1998 (File No. 1-12110).

     2.4 Contribution Agreement, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.5 Agreement of Purchase and Sale, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.2 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.6 Agreement of Purchase and Sale, dated June 26, 1998, by and between NQRS, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.3 to Camden Property Trust's Form 8-K filed July 15, 1998 (Filed No. 1-12110).

     3.1 Amended and Restated Declaration of Trust of Camden Property Trust, as amended. Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

     3.2    Amendment  to  the  Amended  and  Restated   Declaration  of  Trust.
            Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-Q filed August 14, 1997 (File No. 1-12110).

     3.3    Second Amended and Restated  Bylaws.  Incorporated by reference from
            Exhibit 3.3 to Camden Property Trust's Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

     4.1 Specimen certificate for Common Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Registration Statement on Form S-11 filed September 15, 1993 (File No. 33-68736).

     4.2 Indenture dated as of April 1, 1994 by and between Camden Property Trust and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to Camden Property
            Trust's Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

     4.3 Form of Convertible Subordinated Debenture Due 2001. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

     4.4 Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Form 8-K filed February 15, 1996 (File No. 1-12110).

     4.5 First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to Camden Property Trust's Form 8-K filed February 15, 1996 (File No. 1-12110).

     4.6 Form of Camden Property Trust 6 5/8% Note due 2001. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed February 15, 1996 (File No. 1-12110).

     4.7 Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed December 2, 1996 (File No. 1-12110).

     4.8 Specimen certificate for Camden Series A Cumulative Convertible Shares of Beneficial Interest. Incorporated from Exhibit 4.3 to Camden Property Trust's Registration Statement on Form S-4 filed February 6, 1998 (File No. 333-45817).

     4.9    Statement  of  Designation,  Preferences  and  Rights  of  Series  A
            Cumulative Convertible Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Registration Statement on Form S-4 filed February 6, 1998 (File No. 333-45817).

     4.10 Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     4.11* Form of Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust.

     4.12* Form of First Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust.

     4.13* Form of Second Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust.

     4.14 Form of Underwriting Agreement among Camden Property Trust and the Underwriters dated April 15, 1999 relating to the offering of 7% notes due 2004. Incorporated by reference from Camden Property Trust's Form 8-K filed April 20, 1999 (File No. 1-12110).

     4.15 Form of Camden Property Trust 7% Note due 2004. Incorporated by reference from Camden Property Trust's For 8-K filed April 20, 1999 (File No. 1-12110).

     10.1 Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust's Registration Statement on Form S-11 filed July 9, 1993 (File No. 33-63588).

     10.2 Amended and Restated Employment Agreement dated August 7, 1998 by and between Camden Property Trust and Richard J. Campo. Incorporated by reference from Exhibit 10.4 to Camden Property Trust's Form 10-K filed March 30, 1999 (File No. 1-12110).

     10.3 Amended and Restated Employment Agreement dated August 7, 1998 by and between Camden Property Trust and D. Keith Oden. Incorporated by reference from Exhibit 10.5 to Camden Property Trust's Form 10-K filed March 30, 1999 (File No. 1-12110).

     10.4 Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to Camden Property Trust's Form 10-K filed March 28, 1997 (File No. 1-12110).

     10.5 Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to Camden Property Trust's Form 10-K filed March 28, 1997 (File No. 1-12110).

     10.6 Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to Camden Property Trust's Form 8-K filed March 21, 1997 (File No. 1-12110).

     10.7 Form of Master Exchange Agreement by and between Camden Property Trust and certain key employees. Incorporated by reference from
            Exhibit 10.16 to Camden Property Trust's Form 10-K filed February 6, 1998 (File No. 1-12110).

     10.8 Form of Credit Agreement dated August 18, 1999 between Bank of America, N.A. and Camden Property Trust. Incorporated by reference from Camden Property Trust's Form 10-Q filed November 15, 1999 (File No. 1-12110).

     10.9 Form the Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit
            10.1 to Camden Property Trust's Form S-4 filed on February 26, 1997 (File No. 333-22411).

     10.10 Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

     10.11 Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

     10.12 Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis Residential, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

     10.13 Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to Camden Property Trust's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     10.14 First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999. Incorporated by reference from Exhibit 99.2 to Camden Property Trust's Form 8-K filed on March 10, 1999 (File No. 1-12110).

     10.15* Form of Second Amendment to Third Amended and Restated  Agreement of
            Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999.

     10.16* Form of Third  Amendment to Third Amended and Restated  Agreement of
            Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999.

     10.17* Form of Fourth Amendment to Third Amended and Restated  Agreement of
            Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000.

     10.18* Amended and Restated 1993 Share  Incentive  Plan of Camden  Property
            Trust.

     10.19* Camden Property Trust 1999 Employee Share Purchase Plan.

     10.20* Form of  Senior Executive  Loan  Guaranty between  Camden  Operating
            L.P., Camden USA, Inc. and Bank One, NA.

     11.1*  Statement re Computation of Per Share Earnings.

     12.1*  Statement re Computation of Ratios

     13.1* Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 1999.

     21.1*  Subsidiaries of Camden Property Trust.

     23.1*  Consent of Deloitte & Touche LLP.

     24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G. Steven Dawson, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.

     27.1*  Financial Data Schedule (filed only electronically with the SEC).

___________________


*Filed herewith.

14(b) Reports on Form 8-K

     Camden Property Trust did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2000
                                        CAMDEN PROPERTY TRUST


                                        By: /S/G. STEVEN DAWSON
                                            ---------------------
                                        G. Steven Dawson
                                        Senior Vice President - Finance,
                                        Chief Financial Officer, Treasurer
                                           and Secretary



                                        By: /S/DENNIS M. STEEN
                                            ---------------------
                                        Dennis M. Steen
                                        Vice President - Controller and
                                        Chief Accounting Officer (Principal
                                           Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.


        NAME                                TITLE                      DATE


          *                   Chairman of the Board of Trust     March 28, 2000
--------------------------    Managers  and  Chief Executive
Richard J. Campo              Officer  (Principal  Executive
                              Officer)


          *                   President,   Chief   Operating     March 28, 2000
--------------------------    Officer and Trust Manager
D. Keith Oden


   /S/G. STEVEN DAWSON        Senior Vice President-Finance,     March 28, 2000
--------------------------    Chief Financial Officer,
G. Steven Dawson              Treasurer and Secretary
                              (Principal Financial Officer)


   /S/DENNIS M. STEEN         Vice President-Controller and      March 28, 2000
--------------------------    Chief Accounting Officer
Dennis M. Steen               (Principal Accounting
                              Officer)


          *                   Trust Manager                      March 28, 2000
--------------------------
William R. Cooper


          *                   Trust Manager                      March 28, 2000
--------------------------
George A. Hrdlicka


          *                   Trust Manager                      March 28, 2000
--------------------------
Scott S. Ingraham


          *                   Trust Manager                      March 28, 2000
--------------------------
Lewis A. Levey


          *                   Trust Manager                      March 28, 2000
--------------------------
F. Gardner Parker


          *                   Trust Manager                      March 28, 2000
--------------------------
Steven A. Webster


*By: /S/G. STEVEN DAWSON
    ----------------------
       G. Steven Dawson
       Attorney-in-Fact

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(1) are listed below:


CAMDEN PROPERTY TRUST                                                      Page

Independent Auditors' Report (included herein) . . . . . . . . . . . . . .  F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 28 through 48 of our Annual Report to Shareholders for the year ended December 31, 1999):

      Independent Auditors' Report
      Consolidated   Balance   Sheets  as  of  December   31,  1999  and  1998
      Consolidated  Statements  of  Operations  for the Years  Ended  December
        31,1999, 1998 and 1997
      Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flows for the Years Ended December
        31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

     The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III  -- Real Estate and Accumulated Depreciation . . . . . . . . . S-1

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust ("Camden") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 4, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 14. This financial statement schedule is the responsibility of Camden's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
February 4, 2000

                              CAMDEN PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
(In thousands)

                                                                                      Cost
                                                                                   Capitalized
                                                                                   Subsequent
                                                                                      to
                                                                                   Acquisition
                                                              Initial Cost to         or
 Description                               Encumbrances    Camden Property Trust   Development
----------------------------------------  --------------  ----------------------- -------------
                                                                    Building and
 PROPERTY NAME                 Location                     Land    Improvements
----------------------------- ----------                  -------- --------------
Apartments                        TX         $ 29,847     $129,146  $   656,743   $   55,992
Apartments                        AZ            8,079       17,074      116,760        4,537
Apartments                        CA           70,243       43,687       83,476        6,709
Apartments                        CO           33,114       21,000      154,556        1,755
Apartments                        FL           22,572       45,975      324,262       16,037
Apartments                        KY           18,440        5,107       52,645        1,480
Apartments                        MO           53,441       21,590      141,448        9,416
Apartments                        NV           94,935       59,412      406,347        8,524
Apartments                        NC           13,795       11,842       75,099        7,008
Properties under Development      AZ                         2,222        8,278
Properties under Development      NV                         7,464        9,479
Properties under Development      CO                           907        6,580
Properties under Development      CA                        31,086       12,436
Properties under Development      FL                         1,195        6,100
Properties under Development      KY                                     10,090
Properties under Development      TX                        55,161       27,540
                                          --------------  -------- -------------- -------------
     Total                                   $344,466     $452,868  $ 2,091,839   $  111,458
                                          ==============  ======== ============== =============



                                                Gross Amount at Which         Accumulated        Constructed    Depreciable
 Description                               Carried at December 31, 1999(a)    Depreciation(a)    or Acquired    Life(Years)
----------------------------------------  ---------------------------------  --------------     -------------  -------------

 PROPERTY NAME                 Location     Land      Building     Total
----------------------------- ----------  -------- ------------ -----------
Apartments                        TX      $129,146 $   712,735  $   841,881   $   126,606         1993-1999        3-35
Apartments                        AZ        17,074     121,297      138,371        16,541         1994-1999        3-35
Apartments                        CA        43,687      90,185      133,872         4,306         1998-1999        3-35
Apartments                        CO        21,000     156,311      177,311         6,613         1998-1999        3-35
Apartments                        FL        45,975     340,299      386,274        29,840         1997-1999        3-35
Apartments                        KY         5,107      54,125       59,232         5,693         1997-1999        3-35
Apartments                        MO        21,590     150,864      172,454        21,376         1997-1998        3-35
Apartments                        NV        59,412     414,871      474,283        25,471         1998-1999        3-35
Apartments                        NC        11,842      82,107       93,949        17,099            1997          3-35
Properties under Development      AZ         2,222       8,278       10,500                       1998-1999
Properties under Development      NV         7,464       9,479       16,943                       1998-1999
Properties under Development      CO           907       6,580        7,487                       1994-1999
Properties under Development      CA        31,086      12,436       43,522                       1998-1999
Properties under Development      FL         1,195       6,100        7,295                       1998-1999
Properties under Development      KY                    10,090       10,090                       1997-1999
Properties under Development      TX        55,161      27,540       82,701                       1995-1999
                                          -------- ------------  ----------- --------------
     Total                                $452,868 $ 2,203,297   $ 2,656,165 $    253,545
                                          ======== ============  =========== ==============


(a) The aggregate cost for federal income tax purposes at December 31,1999 was $2.2 billion.

THE CHANGES IN TOTAL REAL ESTATE ASSETS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 ARE AS FOLLOWS:


                                                                                   1999          1998          1997
                                                                                -----------  ------------  ------------
Balance, beginning of period                                                    $2,455,458   $ 1,382,049   $   646,545
Additions during period:
   Acquisition - Oasis                                                                 888       997,049
   Acquisition - Paragon                                                                                       618,292
   Acquisition - other                                                                           139,199        45,830
   Development                                                                     188,506       193,212        91,203
   Improvements                                                                     33,366        26,108        13,308
Deductions during period:
   Cost of real estate sold - Sierra Nevada transaction                                         (237,423)
   Cost of real estate sold - other                                                (22,053)      (44,736)      (33,129)
                                                                                -----------  ------------  ------------
Balance, end of period                                                          $2,656,165   $ 2,455,458   $ 1,382,049
                                                                                ===========  ============  ============

THE CHANGES IN ACCUMULATED DEPRECIATION FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 ARE AS FOLLOWS:


                                                                                   1999          1998          1997
                                                                                -----------  ------------  ------------
Balance, beginning of period                                                    $  167,560   $    94,665   $    56,369
   Depreciation                                                                     87,491        76,740        43,769
   Real estate sold                                                                 (1,506)       (3,845)       (5,473)
                                                                                -----------  ------------  ------------
Balance, end of period                                                          $  253,545   $   167,560   $    94,665
                                                                                ===========  ============  ============