Form 10-Q
period 2000-03-31
CAMDEN PROPERTY TRUST
filed 2000-05-15
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                       OR

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

As of May 1, 2000, there were 38,194,316 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     ASSETS
                                                                         MARCH 31,       DECEMBER 31,
                                                                           2000              1999
                                                                     ----------------  ---------------
                                                                      (Unaudited)
Real estate assets, at cost:
   Land                                                              $      358,947    $     354,833
   Buildings and improvements                                             2,168,383        2,122,793
                                                                     ---------------   --------------
                                                                          2,527,330        2,477,626
   Less: accumulated depreciation                                          (276,897)        (253,545)
                                                                     ---------------   --------------
        Net operating real estate assets                                  2,250,433        2,224,081
   Properties under development, including land                             147,362          178,539
   Investment in joint ventures                                              21,368           21,869
                                                                     ---------------   --------------
        Total real estate assets                                          2,419,163        2,424,489
Accounts receivable - affiliates                                              2,143            2,228
Notes receivable:
   Affiliates                                                                 1,800            1,800
   Other                                                                     43,500           34,442
Other assets, net                                                            20,775           14,744
Cash and cash equivalents                                                     5,684            5,517
Restricted cash                                                               4,394            4,712
                                                                     ---------------   --------------
        Total assets                                                 $    2,497,459    $   2,487,932
                                                                     ===============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
      Unsecured                                                      $      857,721    $     820,623
      Secured                                                               343,225          344,467
   Accounts payable                                                          22,617           20,323
   Accrued real estate taxes                                                 12,301           24,485
   Accrued expenses and other liabilities                                    34,311           33,987
   Distributions payable                                                     28,887           27,114
                                                                     ---------------   --------------
        Total liabilities                                                 1,299,062        1,270,999

Minority Interests:
   Units convertible into perpetual preferred shares                        149,815          132,679
   Units convertible into common shares                                      63,031           64,173
                                                                     ---------------    -------------
           Total minority interests                                         212,846          196,852

7.33% Convertible Subordinated Debentures                                     2,777            3,406

Shareholders' Equity:
   Convertible preferred shares of beneficial interest                           42               42
   Common shares of beneficial interest                                         449              448
   Additional paid-in capital                                             1,308,964        1,303,645
   Distributions in excess of net income                                   (141,431)        (132,198)
   Unearned restricted share awards                                         (12,167)          (8,485)
   Less: treasury shares, at cost                                          (173,083)        (146,777)
                                                                     ---------------   --------------
           Total shareholders' equity                                       982,774        1,016,675
                                                                     ---------------   --------------
              Total liabilities and shareholders' equity             $    2,497,459    $   2,487,932
                                                                     ===============   ==============

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

 (In thousands, except per share amounts)

                                                                             Three Months
                                                                            Ended March 31,
                                                                        -------------------------
                                                                            2000         1999
                                                                        ------------ ------------
REVENUES
   Rental income                                                        $    89,518    $  82,134
   Other property income                                                      6,363        5,159
                                                                        ------------ ------------
           Total property income                                             95,881       87,293
   Equity in income of joint ventures                                           257          516
   Fee and asset management                                                   1,709          950
   Other income                                                                 867           76
                                                                        ------------ ------------
           Total revenues                                                    98,714       88,835
                                                                        ------------ ------------

EXPENSES
   Property operating and maintenance                                        27,706       25,576
   Real estate taxes                                                          9,990        9,201
   General and administrative                                                 3,139        2,423
   Interest                                                                  16,584       13,474
   Depreciation and amortization                                             24,599       21,352
                                                                        ------------ ------------
           Total expenses                                                    82,018       72,026
                                                                        ------------ ------------

Income before gain on sales of properties and minority interests             16,696       16,809
Gain on sales of properties                                                   1,933          720
                                                                        ------------ ------------
Income before minority interests                                             18,629       17,529
Minority interests
   Distributions on units convertible into perpetual preferred shares        (3,218)        (862)
   Income allocated to units convertible into common shares                    (392)        (618)
                                                                        ------------ ------------
           Total minority interests                                          (3,610)      (1,480)
                                                                        ------------ ------------
Net income                                                                   15,019       16,049
Preferred share dividends                                                    (2,343)      (2,343)
                                                                        ------------ ------------
Net income to common shareholders                                       $    12,676    $  13,706
                                                                        ============ ============

Basic earnings per share                                                $      0.33    $    0.32
Diluted earnings per share                                              $      0.31    $    0.31

Distributions declared per common share                                 $    0.5625    $   0.520

Weighted average number of common shares outstanding                         38,492       42,842
Weighted average number of common and common dilutive
equivalent shares outstanding                                                41,575       45,874

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                     ----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                        $    15,019     $    16,049
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       24,599          21,352
      Equity in income of joint ventures, net of cash received                               501             274
      Gain on sale of properties                                                          (1,933)           (720)
      Income allocated to units convertible into common shares                               392             618
      Accretion of discount on unsecured notes payable                                        98              45
      Net change in operating accounts                                                   (10,186)        (16,008)
                                                                                     ------------    ------------
      Net cash provided by operating activities                                           28,490          21,610

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets                                                        (38,484)        (51,161)
   Net proceeds from sale of properties                                                   20,056           4,825
   Increase in investment in joint ventures                                                               (1,336)
   Increase in notes receivable                                                           (9,058)
   Other                                                                                    (377)           (568)
                                                                                     ------------    ------------
      Net cash used in investing activities                                              (27,863)        (48,240)

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in unsecured lines of credit and short-term                    37,000         (17,000)
      borrowings
   Proceeds from notes payable                                                                            39,500
   Proceeds from issuance of preferred units, net                                         17,136          97,936
   Repayment of notes payable                                                             (1,242)        (11,777)
   Distributions to shareholders and minority interests                                  (27,101)        (26,110)
   Repurchase of common shares and units                                                 (26,306)        (57,485)
   Other                                                                                      53             738
                                                                                     ------------    ------------
      Net cash (used in) provided by financing activities                                   (460)         25,802
                                                                                     ------------    ------------
      Net increase (decrease) in cash and cash equivalents                                   167            (828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             5,517           5,647
                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     5,684     $     4,819
                                                                                     ============    ============

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized                               $    15,078      $   12,221
   Interest capitalized                                                                    4,162           3,879

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment from the acquisition of Oasis:
      Fair value of assets acquired                                                                   $      835
      Liabilities assumed                                                                                    835
   Conversion of 7.33% subordinated debentures to common shares, net                 $       629
   Value of shares issued under benefit plans, net                                         4,759           2,663
   Conversion of operating partnership units to common shares                                                423


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

BUSINESS

     Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At March 31, 2000, we owned interests in, operated or were developing 158 multifamily properties containing 55,784 apartment homes located in nine states. Two of our multifamily properties containing 1,000 apartment homes were under development at March 31, 2000. Six of our newly developed multifamily properties containing 2,778 apartment homes were in lease-up at March 31, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

PROPERTY UPDATE

     During the first quarter of 2000, we completed construction on four properties totaling 1,474 apartment homes: The Park at Caley in Denver, The Park at Lee Vista in Orlando, The Park at Oxmoor in Louisville, and The Park at Arizona Center in Phoenix. Stabilization is expected to occur at these properties over the next four quarters. Additionally, construction continued at two properties totaling 1,000 apartment homes: The Park at Farmers Market in Dallas and The Park at Crown Valley in Mission Viejo, California. Initial occupancy for these two properties is expected to occur in the second and third quarter of 2000, respectively.

     During the first quarter of 2000 we sold a mini-storage facility located in Las Vegas and several parcels of undeveloped land. The land sales consisted of
2.9 acres located in downtown Dallas and 38.5 acres located in Houston which were sold for commercial and retail development. These parcels of land were adjacent to our urban land development projects located in those cities. Additionally, we sold a 19.5 acre tract of land located in Las Vegas which we acquired in our merger with Oasis Residential, Inc. Net proceeds from these sales were approximately $20.1 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

     We are currently seeking to selectively dispose of up to $150 million of real estate assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We currently anticipate using the potential proceeds from these sales to retire debt. However, we cannot assure you that we will complete these sales or that the final outcomes of these sales, if completed, will be on terms favorable to us.

REAL ESTATE ASSETS AT COST

     We capitalized $6.7 million and $6.5 million in the three months ended March 31, 2000 and 1999, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.

PROPERTY OPERATING AND MAINTENANCE EXPENSES

     Property operating and maintenance expenses included normal repairs and maintenance totaling $7.0 million for the three months ended March 31, 2000, compared to $6.5 million for the three months ended March 31, 1999.

COMMON SHARE DIVIDEND DECLARATION

     In March 2000, we announced that our Board of Trust Managers had declared a dividend of $0.5625 per share for the first quarter of 2000 which was paid on April 17, 2000 to all common shareholders of record as of March 31, 2000. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

PREFERRED SHARE DIVIDEND DECLARATION

     In March 2000, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares of $0.5625 per share payable May 15, 2000 to all preferred shareholders of record as of March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires recognition of all derivatives as either assets or liabilities in the financial statements and measurement of those instruments at fair value. The initial effective date of SFAS No. 133 was delayed, and is now effective for all periods beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   -------------------------
                                                                      2000          1999
                                                                   -----------   -----------
BASIC EARNINGS PER SHARE:
   Weighted average common shares outstanding                      $   38,492    $   42,842
                                                                   ===========   ===========
      Basic earnings per share                                     $     0.33    $     0.32
                                                                   ===========   ===========

DILUTED EARNINGS PER SHARE:
   Weighted average common shares outstanding                          38,492        42,842
   Shares issuable from assumed conversion of:
      Common share options and awards granted                             533           369
      Common minority interest units                                    2,550         2,663
                                                                   -----------   -----------
   Weighted average common shares outstanding, as adjusted             41,575        45,874
                                                                   ===========   ===========
      Diluted earnings per share                                   $     0.31    $     0.31
                                                                   ===========   ===========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
   Net income                                                      $   15,019    $   16,049
   Less: Preferred share dividends                                     (2,343)       (2,343)
                                                                   -----------   -----------
   Net income to common shareholders                                   12,676        13,706
      (Basic earnings per share computation)
   Income allocated to operating partnership units                        392           618
                                                                   -----------   -----------
   Net income to common shareholders, as adjusted
     (Diluted earnings per share computation)                      $   13,068    $   14,324
                                                                   ===========   ===========

RECLASSIFICATIONS

     Certain reclassifications have been made to amounts in prior period financial statements to conform with current year presentations.

2.   NOTES RECEIVABLE

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage four multifamily projects containing 1,357 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature in 2004. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow of the individual properties. At March 31, 2000, these notes had principal balances totaling $37.2 million. We anticipate funding up to an aggregate of $41 million in connection with these projects. We earn fees for managing the development, construction and eventual operations of these properties. We have begun construction on these projects, with initial occupancy expected to begin during the second quarter 2000. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model.

     Additionally, we have a $6.3 million note receivable which bears interest at 12% and matures in June 2000.

3.   NOTES PAYABLE

     The following is a summary of our indebtedness:

(In millions)

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                    ----------------  ----------------
Senior Unsecured Notes:
   6.73% - 7.28% Notes, due 2001-2006                               $        523.2     $      523.1
   6.68% - 7.63% Medium Term Notes, due 2000 - 2009                          181.5            181.5
   Unsecured Lines of Credit and Short-Term Borrowings                       153.0            116.0
                                                                    ---------------    -------------
                                                                             857.7            820.6

Secured Notes - Mortgage loans (5.30% - 8.63%), due 2001 - 2028              343.2            344.5
                                                                    ---------------    -------------
      Total notes payable                                           $      1,200.9     $    1,165.1
                                                                    ===============    =============

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million, which is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     During September 1999, we executed three interest rate swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998 which mature in October 2000. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are reset monthly based on the one-month LIBOR rate plus a spread which resulted in an effective interest rate on the swaps of 7.34% at March 31, 2000.

     At March 31, 2000, the weighted average interest rate on floating rate debt was 6.74%.

4.   NET CHANGE IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                          2000           1999
                                                      -----------    -----------
Decrease (increase) in assets:
   Accounts receivable - affiliates                   $      167     $     (816)
   Other assets, net                                      (4,379)        (1,318)
   Restricted cash                                           318            281

Increase (decrease) in liabilities:
   Accounts payable                                        2,294         (3,850)
   Accrued real estate taxes                             (12,184)       (10,732)
   Accrued expenses and other liabilities                  3,598            427
                                                      -----------    -----------
      Net change in operating accounts                $  (10,186)    $  (16,008)
                                                      ===========    ===========

 5.  PREFERRED UNITS

     In January 2000, our operating partnership issued $17.5 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our 8.25% Series C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

6.   RESTRICTED SHARE AND OPTION AWARDS

     During the first three months of 2000, we granted 185,564 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We also granted 14,000 options with an exercise price equal to the market value of our common shares on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the three month period ended March 31, 2000, previously granted options to purchase 716,500 shares became exercisable and 107,823 restricted shares vested.

7.   COMMON SHARE REPURCHASE PROGRAM

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of March 31, 2000, we had repurchased 6,687,626 common shares and redeemed 105,814 units convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

8.   CONVERTIBLE PREFERRED SHARES

     The 4,165,000 preferred shares pay a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The preferred shares generally have no voting rights and have a liquidation preference of $25 per share plus accrued and unpaid distributions. The preferred shares are convertible at the option of the holder at any time into common shares at a conversion price of $32.4638 per common share (equivalent to a conversion rate of 0.7701 per common share for each preferred share), subject to adjustment in certain circumstances. The preferred shares are not redeemable prior to April 30, 2001.

9.   EXECUTIVE LOAN GUARANTY AGREEMENTS

     In 1999 and 2000, our Board of Trust Managers approved a plan which permitted six of our senior executive officers to complete the purchase of $23.0 million of our common shares of beneficial interest in open market transactions. The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third party lender. The loans mature in five years, bear interest at market rates and require interest to be paid quarterly. In order to facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender. Simultaneously, we entered into a reimbursement agreement with each of the executive officers whereby each executive officer has indemnified us and absolutely and unconditionally agreed to reimburse us should any amounts ever be paid by us pursuant to the terms of the guaranty agreement. The reimbursement agreements require the executives to pay interest from the date any amounts are paid by us until repayment by the officer. We have not had to perform under the guaranty agreement.

10.  CONTINGENCIES

     In April 1998, we acquired Oasis Residential, Inc. Prior to this time, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act (the "Fair Housing Act") as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31,1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants' alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

     With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. We are currently engaged in settlement negotiations with the Justice Department to resolve this lawsuit. While the final estimate of costs and expenses associated with the resolution of this matter has not yet been determined, management does not expect the amount to be material.

11.  SUBSEQUENT EVENTS

     In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with the local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue the transaction unless and until a definitive contract is entered into by the parties. The letters of intent and any resulting definitive contracts provide the purchaser with time to evaluate the properties and conduct due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that we will acquire or sell any property as to which we may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a sales contract.

     We are currently in the due diligence period on contracts for the purchase of land for development and acquisition of a property. No assurance can be made that we will complete the purchases or will be satisfied with the outcome of the due diligence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 1999 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust ("REIT") and environmental uncertainties and natural disasters.

BUSINESS

     Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At March 31, 2000, we owned interests in, operated or were developing 158 multifamily properties containing 55,784 apartment homes located in nine states. Two of our multifamily properties containing 1,000 apartment homes were under development at March 31, 2000. Six of our newly developed multifamily properties containing 2,778 apartment homes were in lease-up at March 31, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

                               PROPERTY PORTFOLIO

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development is summarized as follows:

                                                            March 31, 2000              December 31, 1999
                                                    -------------------------------------------------------------
                                                     Apartment                      Apartment
                                                       Homes     Properties  % (a)    Homes     Properties  % (a)
                                                    ----------- ------------ ----- ----------- ------------ -----
Operating Properties
Texas
   Houston                                               8,258         19      17%      8,258          19     16%
   Dallas (b)                                            9,381         26      18       9,381          26     18
   Austin                                                1,745          6       4       1,745           6      4
   Other                                                 1,641          5       3       1,641           5      3
                                                    ----------- ------------ ----- ----------- ------------ -----
            Total Texas Operating Properties            21,025         56      42      21,025          56     41
Arizona                                                  2,658          8       5       2,326           7      5
California                                               1,272          3       3       1,272           3      3
Colorado (b)                                             2,529          8       4       2,312           7      4
Florida (c)                                              7,827         17      16       7,335          17     15
Kentucky                                                 1,448          5       3       1,016           4      2
Missouri                                                 3,327          8       7       3,327           8      7
Nevada (b)                                              11,963         41      14      11,963          41     14
North Carolina (b)                                       2,735         10       4       2,735          10      4
                                                    ----------- ------------ ----- ----------- ------------ -----
            Total Operating Properties                  54,784        156      98      53,311         153     95
                                                    ----------- ------------ ----- ----------- ------------ -----

Properties Under Development
Texas
   Dallas                                                  620          1       1         620           1      1
Arizona                                                                                   332           1      1
California                                                 380          1       1         380           1      1
Colorado                                                                                  218           1
Florida                                                                                   492           1      1
Kentucky                                                                                  432           1      1
                                                    ----------- ------------ ----- ----------- ------------ -----
Total Properties Under Development                       1,000          2       2       2,474           6      5
                                                    ----------- ------------ ----- ----------- ------------ -----
            Total Properties                            55,784        158     100%     55,785         159    100%
                                                    =========== ============ ===== =========== ============ =====
Less: Joint Venture
     Apartment Homes (b)                                 6,503                          6,504
                                                    -----------                    -----------
Total Apartment Homes
     - Owned 100%                                       49,281                         49,281
                                                    ===========                    ===========

  (a) Based on number of apartment homes owned 100%
  (b) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, the remaining interest is owned by unaffiliated private investors; one property with 320 apartment homes (321 apartment homes at December 31,
      1999) in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 4,919 apartment homes in Nevada owned through Sierra-Nevada Multifamily Investment, LLC in which we own a 20% interest, the remaining interest is owned by an unaffiliated private pension fund.
  (c) Includes the combination of operations at January 1, 2000 of two adjacent properties.

     At March 31, 2000, we had six completed properties under lease-up as follows:

                                            Product       Number of      % Leased                       Estimated
                                             Type         Apartment      at 5/8/00       Date of         Date of
         Property and Location                              Homes                      Completion     Stabilization
----------------------------------------- ------------  -------------- -------------  -------------- -----------------
The Park at Holly Springs                   Garden           548              80%         3Q99             4Q00
   Houston, TX
The Park at Greenway                         Urban           756              83%         4Q99             3Q00
   Houston, TX
The Park at Caley                           Garden           218              82%         1Q00             2Q00
   Denver, CO
The Park at Lee Vista                       Garden           492              65%         1Q00             1Q01
   Orlando, FL
The Park at Oxmoor                          Garden           432              62%         1Q00             1Q01
   Louisville, KY
The Park at Arizona Center                   Urban           332              30%         1Q00             1Q01
   Phoenix, AZ


     At March 31, 2000, we had two development properties in various stages of construction as follows:

                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
-------------------------------------------- ---------------- ----------- --------------- --------------- ---------------
The Park at Farmers Market, Phase I                Urban            620            51.1        4Q00            4Q01
   Dallas, TX
The Park at Crown Valley                          Garden            380            44.1        1Q01            4Q01
   Mission Viejo, CA
                                                              ----------      ----------
      Total for two development properties                        1,000      $     95.2
                                                              ==========     ===========

     We stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Properties under development, including land" until individual buildings are completed. Upon completion of each building, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or generally one year from opening the leasing office (with some allowances for larger than average properties), whichever occurs first, all apartment homes are considered operating and we begin expensing all items that were previously considered as carrying costs.

     Properties under development in our consolidated financial statements includes land held for development totaling $75.2 million at December 31, 1999. Included in this amount is $69.7 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Earnings before interest, depreciation and amortization increased $6.2 million, or 12.1%, from $51.6 million to $57.9 million for the three months ended March 31, 1999 and 2000, respectively. The weighted average number of apartment homes for the first quarter of 2000 increased by 2,174 apartment homes, or 4.9%, from 44,741 to 46,915. Total operating properties were 133 and 126 at March 31, 2000 and 1999, respectively. The 46,915 weighted average apartment homes and the 133 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Rental income for the quarter ended March 31, 2000 increased $7.4 million, or 9.0%, over the quarter ended March 31, 1999. Rental income per apartment home per month increased $24 or 3.9%, from $612 to $636 for the first quarters of 1999 and 2000, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Overall average occupancy decreased slightly from 93.2% for the quarter ended March 31, 1999 to 93.0% for the quarter ended March 31, 2000.

     Other property income increased $1.2 million from $5.2 million to $6.4 million for the three months ended March 31, 1999 and 2000, respectively, which represents a monthly increase of $7 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

     Property operating and maintenance expenses increased $2.1 million or 8.3%, from $25.6 million to $27.7 million, but decreased as a percent of total property income from 29.3% to 28.9% for the quarters ended March 31, 1999 and 2000, respectively. The increase in operating expense was due to a larger number of apartment homes in operation. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties.

     Real estate taxes increased $800,000 from $9.2 million to $10.0 million for the first quarters of 1999 and 2000, respectively, which represents an annual increase of $29 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $700,000 from $2.4 million to $3.1 million, and increased as a percent of revenues from 2.7% to 3.2% for the quarters ended March 31, 1999 and 2000 respectively. The increase was primarily due to increases in incentive-based compensation and marketing and information technology functions.

     Interest expense increased from $13.5 million to $16.6 million primarily due to interest on new development and debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $4.2 million and $3.9 million for the quarters ended March 31, 2000 and 1999, respectively.

     Depreciation and amortization increased from $21.4 million to $24.6 million. This increase was due primarily to developments and renovations.

     Gains on sale of properties for the quarter ended March 31, 2000 totaled $1.9 million due to the sale of a mini-storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston. Gains on sales of properties for the quarter ended March 31, 1999 related to the sale of a 126 unit complex located in Louisville, KY.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRUCTURE

     We intend to continue maintaining what management believes to be a conservative capital structure by:

          (i) using what management believes is a prudent combination of debt and common and preferred equity;
          (ii) extending and sequencing the maturity dates of our debt where possible;
          (iii) managing interest rate exposure using fixed rate debt and hedging where management believes it is appropriate;
          (iv) borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and
          (v)    maintaining conservative coverage ratios.

     The interest expense coverage ratio, net of capitalized interest, was 3.5 and 3.8 times for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, 76.1% and 74.3%, respectively, of our properties (based on invested capital) were unencumbered.

LIQUIDITY

     We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit discussed in the financial flexibility section and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

          (i)    normal operating expenses;
          (ii)   current debt service requirements;
          (iii)  recurring capital expenditures;
          (iv)   property developments;
          (v)    common share repurchases; and
          (vi)   distributions on our common and preferred equity.

     We consider our long-term liquidity requirements to be the repayment of maturing secured debt and borrowings under our unsecured line of credit and funding of acquisitions. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of March 31, 2000, we had repurchased 6,687,626 common shares and redeemed 105,814 units convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

     We are currently seeking to selectively dispose of up to $150 million of real estate assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We anticipate using the potential proceeds from these sales to retire debt. However, it cannot be assured that we will complete these sales or that the final outcomes of these sales, if completed, will be on terms favorable to us.

     In March 2000, we announced that our Board of Trust Managers had declared a dividend of $0.5625 per share for the first quarter of 2000 which was paid on April 17, 2000 to all common shareholders of record as of March 31, 2000. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

     In March 2000, we declared a quarterly dividend on our preferred shares of $0.5625 per share payable May 15, 2000 to all preferred shareholders of record as of March 31, 2000.

FINANCIAL FLEXIBILITY

     We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the three months ended March 31, 2000, we incurred $30.0 million in development costs and no acquisition costs. We are developing two properties at an aggregate cost of approximately $95.2 million of which we incurred $13.1 million in the first quarter 2000. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Such sales generate capital for acquisitions and new developments or for debt reduction.

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million which is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates comparable to or below those available under the unsecured line of credit.

     As of March 31, 2000, we had $222 million available under the unsecured line of credit and $750 million available under our universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

     In January 2000, our operating partnership issued $17.5 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into our 8.25% Series C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

     During September 1999, we executed three interest rate reverse swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are based on the one-month LIBOR rate plus a spread resulting in an effective interest rate on the swaps of 7.34% at March 31, 2000.

     At March 31, 2000, the weighted average interest rate on floating rate debt was 6.74%.

FUNDS FROM OPERATIONS

     Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO assumes conversion at the beginning of the period of all dilutive convertible securities, including minority interests, which are convertible into common equity.

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three months ended March 31, 2000 increased slightly over the three months ended March 31, 1999. On a per share basis, diluted FFO for the three months ended March 31, 2000 increased 10.4% over the three months ended March 31, 1999. The increase in diluted FFO from property acquisitions, developments and improvements in the performance of the stabilized properties during the three months ended March 31, 2000 was offset by interest incurred on debt used to repurchase our shares under our common share repurchase program.

     The calculation of basic and diluted FFO for the three months ended March 31, 2000 and 1999 follows:

(In thousands)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                            ------------------------
                                                                               2000          1999
                                                                            -----------   ----------
FUNDS FROM OPERATIONS:
   Net income to common shareholders                                        $   12,676     $ 13,706
   Real estate depreciation                                                     23,802       20,964
   Real estate depreciation from unconsolidated ventures                           809          825
   Gain on sales of properties                                                  (1,933)        (720)
                                                                            -----------   ----------
FUNDS FROM OPERATIONS - BASIC                                                   35,354       34,775
   Preferred share dividends                                                     2,343        2,343
   Income allocated to units convertible into common shares                        392          618
   Interest on convertible subordinated debentures                                  44           66
   Amortization of deferred costs on convertible debentures                          6            6
                                                                            -----------   ----------
FUNDS FROM OPERATIONS - DILUTED                                             $   38,139     $ 37,808
                                                                            ===========   ==========

WEIGHTED AVERAGE SHARES - BASIC                                                 38,492       42,842
   Common share options and awards granted                                         533          369
   Preferred shares                                                              3,207        3,207
   Minority interest units                                                       2,550        2,663
   Convertible subordinated debentures                                             127          149
                                                                            -----------   ----------
WEIGHTED AVERAGE SHARES - DILUTED                                               44,909       49,230
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1999.

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


CAMDEN PROPERTY TRUST



      /s/ G. Steven Dawson                                  May 12, 2000
-------------------------------------------       ------------------------------
G. Steven Dawson                                     Date
Chief Financial Officer,
Sr. Vice President of Finance and Secretary




      /s/ Dennis M. Steen                                  May 12, 2000
--------------------------------------------      ------------------------------
Dennis M. Steen                                      Date
Chief Accounting Officer,
Vice President - Controller and Treasurer