Form 10-Q
period 2000-06-30
CAMDEN PROPERTY TRUST
filed 2000-08-04
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of July 31, 2000, there were 38,234,795 shares of Common Shares of Beneficial Interest, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     ASSETS
                                                                   June 30,        December 31,
                                                                     2000              1999
                                                                ----------------  ---------------
                                                                (Unaudited)
Real estate assets, at cost:
   Land                                                         $      362,735    $     354,833
   Buildings and improvements                                        2,192,795        2,122,793
                                                                ---------------   --------------
                                                                     2,555,530        2,477,626
   Less: accumulated depreciation                                     (301,384)        (253,545)
                                                                ---------------   --------------
         Net operating real estate assets                            2,254,146        2,224,081
   Properties under development, including land                        154,133          178,539
   Investment in joint ventures                                         21,090           21,869
                                                                ---------------   --------------
         Total real estate assets                                    2,429,369        2,424,489
Accounts receivable - affiliates                                         2,508            2,228
Notes receivable:
   Affiliates                                                            1,800            1,800
   Other                                                                40,742           34,442
Other assets, net                                                       24,883           14,744
Cash and cash equivalents                                                3,012            5,517
Restricted cash                                                          5,183            4,712
                                                                ---------------   --------------
         Total assets                                           $    2,507,497    $   2,487,932
                                                                ===============   ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
     Unsecured                                                  $      872,821    $     820,623
     Secured                                                           341,960          344,467
   Accounts payable                                                     20,474           20,323
   Accrued real estate taxes                                            20,738           24,485
   Accrued expenses and other liabilities                               34,482           33,987
   Distributions payable                                                28,970           27,114
                                                                ---------------   --------------
         Total liabilities                                           1,319,445        1,270,999

Minority Interests:
   Units convertible into perpetual preferred shares                   149,815          132,679
   Units convertible into common shares                                 61,971           64,173
                                                                ---------------    -------------
         Total minority interests                                      211,786          196,852

7.33% Convertible Subordinated Debentures                                2,547            3,406

Shareholders' Equity:
   Convertible preferred shares of beneficial interest                      42               42
   Common shares of beneficial interest                                    449              448
   Additional paid-in capital                                        1,310,938        1,303,645
   Distributions in excess of net income                              (152,489)        (132,198)
   Unearned restricted share awards                                    (12,138)          (8,485)
   Less: treasury shares, at cost                                     (173,083)        (146,777)
                                                                ---------------   --------------
                  Total shareholders' equity                           973,719        1,016,675
                                                                ---------------   --------------
                  Total liabilities and shareholders' equity    $    2,507,497    $   2,487,932
                                                                ===============   ==============

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)

                                                                           Three Months                 Six Months
                                                                          Ended June 30,              Ended June 30,
                                                                     --------------------------  -------------------------
                                                                         2000           1999         2000         1999
                                                                     ------------   -----------  -----------  ------------
Revenues
   Rental income                                                     $    91,660    $  83,695    $  181,178    $  165,829
   Other property income                                                   6,613        5,420        12,976        10,579
                                                                     ------------   ----------   -----------   -----------
      Total property income                                               98,273       89,115       194,154       176,408
   Equity in income of joint ventures                                        223          428           480           944
   Fee and asset management                                                1,217        1,273         2,926         2,223
   Other income                                                            1,614          596         2,481           672
                                                                     ------------   ----------   -----------   -----------
      Total revenues                                                     101,327       91,412       200,041       180,247
                                                                     ------------   ----------   -----------   -----------
Expenses
   Property operating and maintenance                                     28,274       26,563        55,980        52,139
   Real estate taxes                                                      10,044        9,303        20,034        18,504
   General and administrative                                              3,626        2,376         6,765         4,799
   Interest                                                               17,605       14,044        34,189        27,518
   Depreciation and amortization                                          25,244       21,486        49,843        42,838
                                                                     ------------   ----------   -----------   -----------
      Total expenses                                                      84,793       73,772       166,811       145,798
                                                                     ------------   ----------   -----------   -----------

Income before gain on sales of properties and minority interests          16,534       17,640        33,230        34,449
Gain on sales of properties                                                                           1,933           720
                                                                     ------------   ----------   -----------   -----------
Income before minority interests                                          16,534       17,640        35,163        35,169
Minority interests
   Distributions on units convertible into perpetual preferred shares     (3,190)      (2,119)       (6,408)       (2,981)
   Income allocated to units convertible into common shares                 (407)        (340)         (799)         (958)
                                                                     ------------   ----------   -----------   -----------
      Total minority interests                                            (3,597)      (2,459)       (7,207)       (3,939)
                                                                     ------------   ----------   -----------   -----------
Net income                                                                12,937       15,181        27,956        31,230
Preferred share dividends                                                 (2,343)      (2,343)       (4,686)       (4,686)
                                                                     ------------   ----------   -----------   -----------
Net income to common shareholders                                    $    10,594    $  12,838    $   23,270    $   26,544
                                                                     ============   ==========   ===========   ===========

Basic earnings per share                                             $      0.28    $    0.31    $     0.61    $     0.63
Diluted earnings per share                                           $      0.27    $    0.30    $     0.58    $     0.61

Distributions declared per common share                              $    0.5625    $   0.520    $    1.125    $    1.040

Weighted average number of common shares outstanding                      37,927       41,243        38,210        42,038
Weighted average number of common and common dilutive                     41,146       44,320        41,361        45,093
  equivalent shares outstanding


                 See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
(In thousands)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                             ----------------------------
                                                                                 2000            1999
                                                                             ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                $    27,956      $   31,230
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                              49,843          42,838
       Equity in income of joint ventures, net of cash received                      779             711
       Gain on sale of properties                                                 (1,933)           (720)
       Income allocated to units convertible into common shares                      799             958
       Accretion of discount on unsecured notes payable                              198             128
       Net change in operating accounts                                           (5,088)        (13,062)
                                                                             ------------    ------------
       Net cash provided by operating activities                                  72,554          62,083

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets                                                (73,536)       (101,681)
   Net proceeds from sale of properties                                           20,056           4,825
   Increase in investment in joint ventures                                                       (1,336)
   Increase in notes receivable                                                   (6,300)
   Other                                                                            (783)         (1,110)
                                                                             ------------    ------------
       Net cash used in investing activities                                     (60,563)        (99,302)

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in unsecured lines of credit and short-term
     borrowings                                                                   52,000        (182,000)
   Proceeds from notes payable                                                                   253,380
   Proceeds from issuance of preferred units, net                                 17,136          97,926
   Repayment of notes payable                                                     (2,507)        (12,825)
   Distributions to shareholders and minority interests                          (55,605)        (52,311)
   Repurchase of common shares and units convertible into common shares          (26,306)        (63,270)
   Other                                                                             786             408
                                                                             ------------    ------------
       Net cash (used in) provided by financing activities                       (14,496)         41,308
                                                                             ------------    ------------
       Net (decrease) increase in cash and cash equivalents                       (2,505)          4,089
Cash and cash equivalents, beginning of period                                     5,517           5,647
                                                                             ------------    ------------
Cash and cash equivalents, end of period                                     $     3,012     $     9,736
                                                                             ============    ============

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized                       $    34,070     $    23,414
   Interest capitalized                                                            8,067           8,182

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment from the acquisition of Oasis:
      Fair value of assets acquired                                                          $      835
      Liabilities assumed                                                                           835
   Conversion of 7.33% subordinated debentures to common shares, net         $       859             40
   Value of shares issued under benefit plans, net                                 6,125          3,478
   Conversion of operating partnership units to common shares                                       292


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Interim Unaudited Financial Information

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

     Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At June 30, 2000, we owned interests in, operated or were developing 158 multifamily properties containing 55,935 apartment homes located in nine states. Three of our multifamily properties, including the expansion of an existing operating property, containing 1,151 apartment homes were under development at June 30, 2000. Five of our newly developed multifamily properties containing 2,560 apartment homes were in lease-up at June 30, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first six months of 2000, we completed construction on four properties totaling 1,474 apartment homes: The Park at Caley in Denver, The Park at Lee Vista in Orlando, The Park at Oxmoor in Louisville, and The Park at Arizona Center in Phoenix. The Park at Caley in Denver stabilized during the second quarter, and stabilization is expected to occur at the remaining properties over the next three quarters. Additionally, construction continued at two properties totaling 1,000 apartment homes: The Park at Farmers Market in Dallas and The Park at Crown Valley in Mission Viejo, California. We also began constructing Miramar Phase IV which will add an additional 151 units to an existing operating property located in Corpus Christi, Texas. Initial occupancy has begun in Dallas and is expected to begin in the third quarter of 2000 in Mission Viejo and Corpus Christi.

     During the first six months of 2000, we sold a mini-storage facility located in Las Vegas and several parcels of undeveloped land. The land sales consisted of 2.9 acres located in downtown Dallas and 38.5 acres located in Houston which were sold for commercial and retail development. These parcels of land are adjacent to our urban land development projects located in those cities. Additionally, we sold a 19.5 acre tract of land located in Las Vegas which we acquired in our merger with Oasis Residential, Inc. Net proceeds from these sales were approximately $20.1 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

     Subsequent to June 30, 2000, due diligence ended on sales agreements totaling $134.5 million for eleven properties containing a total of 3,599 apartment homes. Three properties are located in each of Houston, Dallas, and

Las Vegas, and one property is located in each of St. Louis and El Paso. Although no assurance can be made that we will complete the sales, we currently expect to close these sales in the third and fourth quarters of 2000 and anticipate using the proceeds from these sales to reduce balances outstanding under the unsecured line of credit.

Real Estate Assets at Cost

     We capitalized $13.7 million and $14.7 million in the six months ended June 30, 2000 and 1999, respectively, of renovation and improvement costs which we believe should extend the economic lives and enhanced the earnings of our multifamily properties.

Property Operating and Maintenance Expenses

     Property operating and maintenance expenses included normal repairs and maintenance totaling $7.2 million and $14.3 million for the three and six months ended June 30, 2000, compared to $6.9 million and $13.4 million for the three and six months ended June 30, 1999.

Common Share Dividend Declaration

     In June 2000, we announced that our Board of Trust Managers had declared a dividend on our common shares of $0.5625 per share for the second quarter of 2000 which was paid on July 17, 2000 to all common shareholders of record as of June 30, 2000. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

Preferred Share Dividend Declaration

     In June 2000, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares of $0.5625 per share payable August 15, 2000 to all preferred shareholders of record as of June 30, 2000.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires recognition of all derivatives as either assets or liabilities in the financial statements and measurement of those instruments at fair value. The initial effective date of SFAS No. 133 was delayed, and is now effective for all quarters of all fiscal beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

Earnings Per Share

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:

                                                                     Three Months                Six Months
                                                                    Ended June 30,             Ended June 30,
                                                                ------------------------  -------------------------
                                                                   2000         1999         2000          1999
                                                                -----------  -----------  -----------   -----------
Basic earnings per share:
   Weighted average common shares outstanding                       37,927       41,243       38,210        42,038
                                                                ===========  ===========  ===========   ===========
      Basic earnings per share                                  $     0.28   $     0.31   $     0.61    $     0.63
                                                                ===========  ===========  ===========   ===========

Diluted earnings per share:
   Weighted average common shares outstanding                       37,927       41,243       38,210        42,038
   Shares issuable from assumed conversion of:
      Common share options and awards granted                          670          419          602           394
      Common minority interest units                                 2,549        2,658        2,549         2,661
                                                                -----------  -----------  -----------   -----------
   Weighted average common shares outstanding, as adjusted          41,146       44,320       41,361        45,093
                                                                ===========  ===========  ===========   ===========
      Diluted earnings per share                                $     0.27   $     0.30   $     0.58    $     0.61
                                                                ===========  ===========  ===========   ===========

Earnings for basic and diluted computation:
   Net income                                                   $   12,937   $   15,181   $   27,956    $   31,230
   Less: Preferred share dividends                                  (2,343)      (2,343)      (4,686)       (4,686)
                                                                -----------  -----------  -----------   -----------
   Net income to common shareholders
      (Basic earnings per share computation)                        10,594       12,838       23,270        26,544
   Income allocated to operating partnership units                     407          340          799           958
                                                                -----------  -----------  -----------   -----------
   Net income to common shareholders, as adjusted
      (Diluted earnings per share computation)                  $   11,001   $   13,178   $   24,069    $   27,502
                                                                ===========  ===========  ===========   ===========

Reclassifications

     Certain reclassifications have been made to amounts in prior period financial statements to conform with current year presentations.

2.   Notes Receivable

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage five multifamily projects containing a total of 1,517 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At June 30, 2000, these notes had principal balances totaling $38.3 million. We anticipate funding up to an aggregate of $53 million in connection with these projects. We earn fees for managing the development, construction and eventual operations of these properties. We have begun construction on these projects, and initial occupancy has begun during the second quarter 2000. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model.

     Additionally, we have a $2.4 million note receivable which bears interest at 15% and matures in June 2001.

3.   Notes Payable

     The following is a summary of our indebtedness:

(In millions)

                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                        ----------------- ----------------
Senior Unsecured Notes:
   6.73% - 7.28% Notes, due 2001-2006                                   $        523.3    $       523.1
   6.68% - 7.63% Medium Term Notes, due 2000 - 2009                              181.5            181.5
   Unsecured Lines of Credit and Short-Term Borrowings                           168.0            116.0
                                                                        ----------------- ----------------
                                                                                 872.8            820.6

Secured Notes - Mortgage loans (5.75% - 8.63%), due 2001 - 2028                  342.0            344.5
                                                                        ----------------- ----------------
          Total notes payable                                           $      1,214.8    $     1,165.1
                                                                        ================= ================

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million, which is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. Subsequent to June 30, 2000, the scheduled maturity on the line of credit was in the process of being extended to August 2003.

     During September 1999, we executed three interest rate swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium-term notes issued in October 1998 which mature in October 2000. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are reset monthly based on the one-month LIBOR rate plus a spread which resulted in a weighted average effective interest rate on the swaps of 7.49% for the six months ended June 30, 2000.

     At June 30, 2000, the weighted average interest rate on floating rate debt was 7.33%.

4.   Net Change in Operating Accounts

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Decrease (increase) in assets:
   Accounts receivable - affiliates                  $      183     $     (372)
   Other assets, net                                     (7,987)        (8,576)
   Restricted cash                                         (471)        (1,064)

Increase (decrease) in liabilities:
   Accounts payable                                         152         (6,191)
   Accrued real estate taxes                             (3,747)        (2,632)
   Accrued expenses and other liabilities                 6,782          5,773
                                                     -----------    -----------
       Net change in operating accounts              $   (5,088)    $  (13,062)
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

6.   Restricted Share and Option Awards

     During the first six months of 2000, we granted 252,640 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We also granted 14,000 options with an exercise price equal to the market value of our common shares on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the six month period ended June 30, 2000, previously granted options to purchase 704,341 shares became exercisable and 118,174 restricted shares vested.

7.   Common Share Repurchase Program

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of June 30, 2000, we had repurchased
6,687,626 common shares and redeemed 105,814 units that were convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

8.   Convertible Preferred Shares

     The 4,165,000 preferred shares pay a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The preferred shares generally have no voting rights and have a liquidation preference of $25 per share plus accrued and unpaid distributions. The preferred shares are convertible at the option of the holder at any time into common shares at a conversion rate of 0.7701 of a common share for each preferred share, subject to adjustment in certain circumstances. The preferred shares are not redeemable prior to April 30, 2001.

9.   Executive Loan Guaranty Agreements

     In 1999 and 2000, our Board of Trust Managers approved a plan which permitted six of our senior executive officers to complete the purchase of $23.0 million of our common shares in open market transactions. The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third party lender. The loans mature in five years, bear interest at market rates and require interest to be paid quarterly. In order to facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender. Simultaneously, we entered into a reimbursement agreement with each of the executive officers whereby each executive officer has indemnified us and absolutely and unconditionally agreed to reimburse us should any amounts ever be paid by us pursuant to the terms of the guaranty agreement. The reimbursement agreements require the executives to pay interest from the date any amounts are paid by us until repayment by the officer. We have not had to perform under the guaranty agreement.

10. Contingencies

     In April 1998, we acquired Oasis Residential, Inc. Prior to this time, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act (the "Fair Housing Act") as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after June 30, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants' alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

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

Business

     Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At June 30, 2000, we owned interests in, operated or were developing 158 multifamily properties containing 55,935 apartment homes located in nine states. Three of our multifamily properties, including the expansion of an existing operating property, containing 1,151 apartment homes were under development at June 30, 2000. Five our newly developed multifamily properties containing 2,560 apartment homes were in lease-up at June 30, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Portfolio

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development is summarized as follows:


                                                    June 30, 2000              December 31, 1999
                                              ---------------------------- ----------------------------
                                              Apartment                    Apartment
                                                Homes   Properties  % (a)    Homes   Properties  % (a)
                                              --------- ---------- ------- --------- ---------- -------
Operating Properties
Texas
   Houston                                       8,258         19      17%    8,258         19     16%
   Dallas (b)                                    9,381         26      18     9,381         26     18
   Austin                                        1,745          6       4     1,745          6      4
   Other                                         1,641          5       3     1,641          5      3
                                              --------- ---------- ------- --------- ---------- ------
      Total Texas Operating Properties          21,025         56      42    21,025         56     41
Arizona                                          2,658          8       5     2,326          7      5
California                                       1,272          3       3     1,272          3      3
Colorado (b)                                     2,529          8       4     2,312          7      4
Florida (c)                                      7,827         17      16     7,335         17     15
Kentucky                                         1,448          5       3     1,016          4      2
Missouri                                         3,327          8       7     3,327          8      7
Nevada (b)                                      11,963         41      14    11,963         41     14
North Carolina (b)                               2,735         10       4     2,735         10      4
                                              --------- ---------- ------- --------- ---------- ------
      Total Operating Properties                54,784        156      98    53,311        153     95
                                              --------- ---------- ------- --------- ---------- ------

Properties Under Development
Texas
   Dallas                                          620          1       1       620          1      1
   Other (d)                                       151
                                              --------- ---------- ------- --------- ---------- ------
      Total Texas Properties Under Development     771          1       1       620          1      1
Arizona                                                                         332          1      1
California                                         380          1       1       380          1      1
Colorado                                                                        218          1
Florida                                                                         492          1      1
Kentucky                                                                        432          1      1
                                              --------- ---------- ------- --------- ---------- ------
      Total Properties Under Development         1,151          2       2     2,474          6      5
                                              --------- ---------- ------- --------- ---------- ------
      Total Properties                          55,935        158     100%   55,785        159    100%
                                              ========= ========== ======= ========= ========== ======
Less: Joint Venture
   Apartment Homes (b)                           6,503                        6,504
                                              ---------                    ---------
Total Apartment Homes
   - Owned 100%                                 49,432                       49,281
                                              =========                    =========

  (a) Based on number of apartment homes owned 100%
  (b) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, the remaining interest is owned by unaffiliated private investors; one property with 320 apartment homes (321 apartment homes at December 31,
      1999) in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 4,919 apartment homes in Nevada owned through Sierra-Nevada Multifamily
      Investment, LLC which we own a 20% interest, the remaining interest is owned by an unaffiliated private pension fund.
  (c) Includes the combination of operations at January 1, 2000 of two adjacent properties.
  (d) Property under development is the fourth phase of an existing operating property located in Corpus Christi, Texas.

     At June 30, 2000, we had five completed properties under lease-up as follows:

                                            Product       Number of      % Leased                       Estimated
                                             Type         Apartment     at 7/31/00       Date of         Date of
         Property and Location                              Homes                      Completion     Stabilization
----------------------------------------- ------------  -------------- -------------  -------------- -----------------
The Park at Holly Springs
   Houston, TX                              Garden           548            89%           3Q99             4Q00
The Park at Greenway
   Houston, TX                               Urban           756            86%           4Q99             3Q00
The Park at Lee Vista
   Orlando, FL                              Garden           492            74%           1Q00             1Q01
The Park at Oxmoor
   Louisville, KY                           Garden           432            75%           1Q00             1Q01
The Park at Arizona Center
   Phoenix, AZ                               Urban           332            45%           1Q00             1Q01



     At June 30, 2000, we had three development properties in various stages of construction as follows:

                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
----------------------------------------- ------------------- ----------- --------------- -------------- ---------------
In Lease-Up
The Park at Farmers Market, Phase I
   Dallas, TX                                      Urban            620      $     51.1        1Q01            4Q01
Under Construction
Miramar Phase IV
   Corpus Christi, TX                             Garden            151             3.1        3Q00            3Q00
The Park at Crown Valley
   Mission Viejo, CA                              Garden            380            44.1        1Q01            4Q01
                                                              ----------      ----------
      Total for three development properties                      1,151      $     98.3
                                                              ==========     ===========

     We stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses, excluding depreciation, associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. All construction and carrying costsare capitalized and reported on the balance sheet in "Properties under development, including land" until individual buildings are completed. Upon completion of each building, the total cost of that building and the associated land is transferred to "Land" and "Buildings and improvements" and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon achieving 90% occupancy, or generally one year from opening the leasing office (with some allowances for larger than average properties), whichever occurs first, all apartment homes are considered operating and we begin expensing all items that were previously considered as carrying costs.

     Properties under development in our consolidated financial statements includes additional land held for development totaling $87.5 million at June 30, 2000. Included in this amount is $65.3 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California.

Comparison of the Quarter Ended June 30, 2000 and June 30, 1999

     Earnings before interest, depreciation and amortization increased $6.2 million, or 11.7%, from $53.2 million to $59.4 million for the three months ended June 30, 1999 and 2000, respectively. The weighted average number of apartment homes for the second quarter of 2000 increased by 2,194 apartment homes, or 4.9%, from 45,178 to 47,372. Total operating properties were 133 and 126 at June 30, 2000 and 1999, respectively. The 47,372 weighted average apartment homes and the 133 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Revenues from our rental operations comprised 97% of our total revenues for the quarters ended June 30, 2000 and 1999. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income for the quarters ended June 30, 2000 and 1999 totaled $60.0 million and $53.2 million, respectively.

     Rental income for the quarter ended June 30, 2000 increased $8.0 million, or 9.5%, over the quarter ended June 30, 1999. Rental income per apartment home per month increased $27, or 4.4%, from $618 to $645 for the second quarters of 1999 and 2000, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Overall average occupancy increased slightly from 93.4% for the quarter ended June 30, 1999 to 93.7% for the quarter ended June 30, 2000.

     Other property income increased $1.2 million from $5.4 million to $6.6 million for the three months ended June 30, 1999 and 2000, respectively, which represents a monthly increase of $7 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

     Other income increased $1.0 million for the quarter ended June 30, 2000 compared to the same period in 1999. This increase was due to interest earned on our notes receivable.

     Property operating and maintenance expenses increased $1.7 million or 6.4%, from $26.6 million to $28.3 million, but decreased as a percent of total property income from 29.8% to 28.8% for the quarters ended June 30, 1999 and 2000, respectively. The increase in operating expense was due to a larger number of apartment homes in operation. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties.

     Real estate taxes increased $740,000 from $9.3 million to $10.0 million for the second quarters of 1999 and 2000, respectively, which represents an annual increase of $24 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $1.3 million from $2.4 million to $3.6 million, and increased as a percent of revenues from 2.6% to 3.6% for the quarters ended June 30, 1999 and 2000 respectively. The increase was primarily due to increases in incentive-based compensation expense, including the vesting of outstanding performance-based compensation related to the gain on land development sales, and expenses related to marketing and information technology functions.

     Interest expense increased from $14.0 million to $17.6 million primarily due to interest on new development and debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $3.9 million and $4.3 million for the quarters ended June 30, 2000 and 1999, respectively.

     Depreciation  and  amortization  increased  from  $21.5  million  to  $25.2
million.   This  increase  was  due  primarily  to  increased   development  and
renovations activity.

Comparison   of  the  Six  Months   Ended  June  30,  2000  and  June  30,  1999

     Earnings before interest, depreciation and amortization increased $12.5 million, or 11.9%, from $104.8 million to $117.3 million for the six months ended June 30, 1999 and 2000, respectively. The weighted average number of apartment homes for the first six months of 2000 increased by 2,184 apartment homes, or 4.9%, from 44,960 to 47,144. Total operating properties were 133 and 126 at June 30, 2000 and 1999, respectively. The weighted average apartment homes and the number of operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Revenues from our rental operations comprised 97% and 98% of our total revenues for the six months ended June 30, 2000 and 1999, respectively. Net operating income for the six months ended June 30, 2000 and 1999 totaled $118.1 million and $105.8 million, respectively.

     Rental income for the six months ended June 30, 2000 increased $15.3 million, or 9.3%, over the six months ended June 30, 1999. Rental income per apartment home per month increased $26, or 4.2%, from $615 to $641 for the first six months of 1999 and 2000, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties.

     Other property income increased $2.4 million from $10.6 million to $13.0 million for the six months ended June 30, 1999 and 2000, respectively, which represents a monthly increase of $7 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

     Other income for the six months ended June 30, 2000 increased $1.8 million over the same period in 1999. This increase was primarily due to interest earned on our notes receivable.

     Property operating and maintenance expenses increased $3.8 million or 7.4%, from $52.1 million to $56.0 million, but decreased as a percent of total property income from 29.6% to 28.8%, for the six months ended June 30, 1999 and 2000, respectively. The increase in operating expense was due to a larger number of apartment homes in operation. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties.

     Real estate taxes increased $1.5 million from $18.5 million to $20.0 million for the first six months of 1999 and 2000, respectively, which represents an annual increase of $27 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $2.0 million from $4.8 million to $6.8 million, and increased as a percent of revenues from 2.7% to 3.4%, for the six months ended June 30, 1999 and 2000 respectively. The increase was primarily due to increases in incentive-based compensation expense, including the vesting of outstanding performance-based compensation related to the gain on land development sales, and expenses related to marketing and information technology functions.

     Interest expense increased from $27.5 million to $34.2 million primarily due to interest on new development and debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $8.1 million and $8.2 million for the six months ended June 30, 2000 and 1999, respectively.

     Depreciation  and  amortization  increased  from  $42.8  million  to  $49.8
million.   This  increase  was  due  primarily  to  increased   development  and
renovations activity.

     Gains on sale of properties for the six months ended June 30, 2000 totaled $1.9 million due to the sale of a mini-storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston. Gains on sales of properties for the six months ended June 30, 1999 related to the sale of a 126 unit complex located in Louisville, KY.

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

     The interest expense coverage ratio, net of capitalized interest, was 3.4 times and 3.8 times for the six months ended June 30, 2000 and 1999, respectively, and 3.4 times and 3.8 times for the quarters ended June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, 76.3% and 74.6%, respectively, of our properties (based on invested capital) were unencumbered.

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

     We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. We are developing three properties at an aggregate expected cost of approximately $98.3 million, $82.2 million of which was incurred at June 30, 2000. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction.

     Net cash provided by operating activities totaled $72.6 million for the six months ended June 30, 2000, an increase of $10.5 million, or 16.9%, over the same period in 1999. This increase was primarily due to an increase of $12.4 million in net operating income from the real estate portfolio for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Additionally, liabilities increased $3.2 million for the six months ended June 30, 2000, versus a decrease of $3.1 million for the same period in 1999.

     We used $60.6 million in net cash for investing activities for the six months ended June 30, 2000 compared to $99.3 million for the same period in 1999. Total real estate assets, before accumulated depreciation, increased $52.7 million and $94.1 million for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, net cash flows used for investing activities related to property development totaled $59.8 million, and we spent $13.7 million for capital improvements during that same period. Also, notes receivable from third parties increased $6.3 million. These cash uses were partially offset by $20.1 million in net proceeds received from property dispositions during 2000. For the six months ended June 30, 1999, net cash spent on property development and capital improvements were $87.0 million and $14.7 million, respectively. Additionally, we received $4.8 million in net proceeds for property dispositions during the six months ended June 30, 1999.

     Net cash used in financing activities totaled $14.5 million for the six months ended June 30, 2000 compared to net cash provided by financing activities of $41.3 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, we paid distributions totaling $55.6 million and we repurchased $26.3 million common shares and units convertible into common shares. These payments were funded by the issuance of $17.5 million of preferred units, which are discussed in the "Financial Flexibility" section, and an increase in borrowings under our line of credit of $52.0 million. During the six months ended June 30, 1999, we paid $52.3 million for distributions and repurchased $63.3 million common shares and units convertible into common shares. Additionally, during the six months ended June 30, 1999, we issued $100.0 million of preferred units and $254.5 million in senior unsecured notes. The proceeds from these issuances were used to pay down borrowings under our line of credit, which decreased $182.0 million for the six months ended June 30, 1999.

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of June 30, 2000, we had repurchased
6,687,626 common shares and redeemed 105,814 units that were convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

     Subsequent to June 30, 2000, due diligence ended on sales agreements totaling $134.5 million for eleven properties containing a total of 3,599 apartment homes. Three properties are located in each of Houston, Dallas, and Las Vegas, and one property is located in each of St. Louis and El Paso. Although no assurance can be made that we will complete the sales, we currently expect to close these sales in the third and fourth quarters of 2000 and anticipate using the proceeds from these sales to reduce balances outstanding under the unsecured line of credit.

     In June 2000, we announced that our Board of Trust Managers had declared a dividend on our common shares of $0.5625 per share for the second quarter of 2000 which was paid on July 17, 2000 to all common shareholders of record as of

June 30, 2000. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

     In June 2000, we declared a quarterly dividend on our preferred shares of $0.5625 per share payable August 15, 2000 to all preferred shareholders of record as of June 30, 2000.

     As of June 30, 2000, we had senior unsecured debt totaling $872.8 million and secured mortgage loans totaling $342.0 million. Our indebtedness had a weighted average maturity of 5.5 years as of June 30, 2000. Scheduled principal repayments on all notes payable outstanding at June 30, 2000 is as follows (in 000's):

                        Year                              Amount
                        ----                              ------
                        2000                          $    104,749
                        2001                               167,465
                        2002                               208,434
                        2003                               125,482
                        2004                               235,297
                        2005 and thereafter                373,354
                                                      -------------
                        Total                         $  1,214,781
                                                      =============

     The scheduled principal repayments in 2000 include $102.0 million senior unsecured medium-term notes, which were issued in October 1998 and which we expect to repay from the unsecured line of credit.

Financial Flexibility

     In August 1999, we entered into a line of credit with 14 banks for a total commitment of $375 million which is scheduled to mature in August 2002. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $187.5 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. Subsequent to June 30, 2000, the scheduled maturity on the line of credit was in the process of being extended to August 2003.

     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

     As of June 30, 2000, we had $207 million available under the unsecured line of credit and $750 million available under our universal shelf registration. We have significant unencumbered real estate assets which we believe could be sold or used as collateral for financing purposes should other sources of capital not be available.

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

     During September 1999, we executed three interest rate swap agreements totaling $70 million which are scheduled to mature in October 2000. These swaps are being used as a hedge of interest rate exposure on our $90 million medium-term notes issued in October 1998 which mature in October 2000. Currently, the interest rate on the medium term notes is fixed at 7.23%. The interest rates on the swaps are reset monthly based on the one-month LIBOR rate plus a spread which resulted in a weight average effective interest rate on the swaps of 7.49% for the six months ended June 30, 2000.

     At June 30, 2000, the weighted average interest rate on floating rate debt was 7.33%.

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

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three and six months ended June 30, 2000 increased $1.2 million and $1.5 million over the three and six months ended June 30, 1999, respectively. On a per share basis, diluted FFO for the three and six months ended June 30, 2000 increased approximately 10.1% and 11.0%, respectively, over the same periods in 1999. The increase in diluted FFO was due to a $6.7 million and $12.4 million increase in net operating income from our real estate portfolio for the three and six months ended June 30, 2000 compared to the same periods in 1999. These increases were offset by increases in interest on debt which was used to fund developments and repurchase shares under our common share repurchase program, and dividends on preferred shares.

The calculation of basic and diluted FFO for the three and six months ended June 30, 2000 and 1999 follows:

(In thousands)

                                                                     Three Months               Six Months
                                                                    Ended June 30,            Ended June 30,
                                                               -------------------------  ------------------------
                                                                 2000           1999         2000         1999
                                                               ----------     ----------  -----------   ----------
Funds from operations:
   Net income to common shareholders                            $ 10,594      $  12,838   $   23,270     $ 26,544
   Real estate depreciation                                       24,500         21,109       48,302       42,073
   Real estate depreciation from unconsolidated ventures             809            801        1,618        1,626
   Gain on sales of properties                                                                (1,933)        (720)
                                                               ----------     ----------  -----------   ----------
Funds from operations - basic                                     35,903         34,748       71,257       69,523
   Preferred share dividends                                       2,343          2,343        4,686        4,686
   Income allocated to units convertible into common shares          407            340          799          958
   Interest on convertible subordinated debentures                    53             66           97          132
   Amortization of deferred costs on convertible debentures            5              6           11           12
                                                               ----------     ----------  -----------   ----------
Funds from operations - diluted                                 $ 38,711      $  37,503   $   76,850     $ 75,311
                                                               ==========     ==========  ===========   ==========

Weighted average shares - basic                                   37,927         41,243       38,210       42,038
   Common share options and awards granted                           670            419          602          394
   Preferred shares                                                3,207          3,207        3,207        3,207
   Minority interest units                                         2,549          2,658        2,549        2,661
   Convertible subordinated debentures                               110            149          118          149
                                                               ----------     ----------  -----------   ----------
Weighted average shares - diluted                                 44,463         47,676       44,686       48,449
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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Shareholders was held on May 4, 2000.

          (1) The shareholders elected all eight of the nominees for Trust Manager by the following vote:

                                                                                                       Broker
                                                  Affirmative          Negative      Abstentions     Non-Voters
                                                  -----------         ---------      -----------     ----------
             Richard J. Campo                      36,902,469         2,015,203           0               0
             William R. Cooper                     36,902,559         2,015,113           0               0
             George A. Hrdlicka                    36,902,311         2,015,361           0               0
             Lewis A. Levey                        36,902,136         2,015,536           0               0
             D. Keith Oden                         36,902,102         2,015,570           0               0
             F. Gardner Parker                     36,902,719         2,014,953           0               0
             Steven A. Webster                     36,902,544         2,014,128           0               0
             Scott S. Ingraham                     36,902,439         2,015,233           0               0


          (2) The shareholders approved an amendment to the Amended and Restated 1993 Share Incentive Plan by the following vote:

                                                                                            Broker
                        Affirmative               Negative           Abstentions          Non-Voters
                        -----------               --------           -----------          ----------
                         16,360,070              10,330,614            155,292                 0


          (3) The shareholders approved and adopted the Employee Share Purchase Plan by the following vote:

                                                                                            Broker
                        Affirmative               Negative           Abstentions          Non-Voters
                        -----------               --------           -----------          ----------
                         26,363,282               377,308              105,416                 0


          (4) The shareholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December
              31, 2000 by the following vote:


                                                                                            Broker
                        Affirmative               Negative           Abstentions          Non-Voters
                        -----------               --------           -----------          ----------
                         38,813,197                43,546               60,928                 0


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


CAMDEN PROPERTY TRUST



        /s/ G. Steven Dawson                              August 4, 2000
--------------------------------------------    --------------------------------
G. Steven Dawson                                      Date
Chief Financial Officer,
Sr. Vice President of Finance and Secretary





        /s/ Dennis M. Steen                               August 4, 2000
--------------------------------------------    --------------------------------
Dennis M. Steen                                       Date
Chief Accounting Officer,
Vice President - Controller and Treasurer