Form 10-Q
period 2000-09-30
CAMDEN PROPERTY TRUST
filed 2000-11-13
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

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

As of October 31, 2000, there were 38,254,937 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                     ASSETS

                                                                  September 30,     December 31,
                                                                       2000              1999
                                                                  ---------------   --------------
                                                                    (Unaudited)
Real estate assets, at cost:
   Land                                                           $      348,143    $     354,833
   Buildings and improvements                                          2,109,015        2,122,793
                                                                  ---------------   --------------
                                                                       2,457,158        2,477,626
   Less: accumulated depreciation                                       (303,904)        (253,545)
                                                                  ---------------   --------------
        Net operating real estate assets                               2,153,254        2,224,081
   Properties under development, including land                          147,076          178,539
   Investment in joint ventures                                           22,119           21,869
                                                                  ---------------   --------------
        Total real estate assets                                       2,322,449        2,424,489
Accounts receivable - affiliates                                           2,579            2,228
Notes receivable:
   Affiliates                                                              1,800            1,800
   Other                                                                  63,126           34,442
Other assets, net                                                         25,720           14,744
Cash and cash equivalents                                                 13,396            5,517
Restricted cash                                                            5,347            4,712
                                                                  ---------------   --------------
        Total assets                                              $    2,434,417    $   2,487,932
                                                                  ===============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
      Unsecured                                                   $      789,923    $     820,623
      Secured                                                            340,677          344,467
   Accounts payable                                                       14,089           20,323
   Accrued real estate taxes                                              28,898           24,485
   Accrued expenses and other liabilities                                 36,252           33,987
   Distributions payable                                                  28,984           27,114
                                                                  ---------------   --------------
       Total liabilities                                               1,238,823        1,270,999

Minority Interests:
  Units convertible into perpetual preferred shares                      149,815          132,679
  Units convertible into common shares                                    61,806           64,173
                                                                  ---------------    -------------
       Total minority interests                                          211,621          196,852

7.33% Convertible Subordinated Debentures                                  2,246            3,406

Shareholders' Equity:
  Convertible preferred shares of beneficial interest                         42               42
  Common shares of beneficial interest                                       450              448
  Additional paid-in capital                                           1,311,448        1,303,645
  Distributions in excess of net income                                 (145,958)        (132,198)
  Unearned restricted share awards                                       (11,172)          (8,485)
  Less: treasury shares, at cost                                        (173,083)        (146,777)
                                                                  ---------------   --------------
       Total shareholders' equity                                        981,727        1,016,675
                                                                  ---------------   --------------
          Total liabilities and shareholders' equity              $    2,434,417    $   2,487,932
                                                                  ===============   ==============

                See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

 (In thousands, except per share amounts)

                                                                        Three Months                Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                  --------------------------  -------------------------
                                                                     2000           1999         2000         1999
                                                                  ------------   ----------   -----------   -----------
 Revenues
   Rental income                                                   $   92,251    $  86,753    $  273,429    $  252,582
   Other property income                                                7,250        6,006        20,226        16,585
                                                                  ------------   ----------   -----------   -----------
        Total property income                                          99,501       92,759       293,655       269,167
   Equity in income of joint venture                                      190         (472)          670           472
   Fee and asset management                                             1,545        1,404         4,471         3,627
   Other income                                                         1,159          486         3,640         1,158
                                                                  ------------   ----------   -----------   -----------
        Total revenues                                                102,395       94,177       302,436       274,424
                                                                  ------------   ----------   -----------   -----------

 Expenses
   Property operating and maintenance                                  29,312       28,205        85,292        80,344
   Real estate taxes                                                   10,057        9,165        30,091        27,669
   General and administrative                                           2,926        2,473         9,691         7,272
   Interest                                                            17,640       14,709        51,829        42,227
   Depreciation and amortization                                       23,700       22,703        73,543        65,541
                                                                  ------------   ----------   -----------   -----------
        Total expenses                                                 83,635       77,255       250,446       223,053
                                                                  ------------   ----------   -----------   -----------

 Income before gain on sales of properties and joint
      venture interests and minority interests                         18,760       16,922        51,990        51,371
 Gain on sales of properties and joint venture interests               16,440        2,259        18,373         2,979
                                                                  ------------   ----------   -----------   -----------
 Income before minority interests                                      35,200       19,181        70,363        54,350
 Minority interests
   Distributions on units convertible into perpetual
      preferred shares                                                 (3,219)      (2,411)       (9,627)       (5,392)
   Income allocated to units convertible into common shares            (1,435)        (892)       (2,234)       (1,850)
                                                                  ------------   ----------   -----------   -----------
        Total minority interests                                       (4,654)      (3,303)      (11,861)       (7,242)
                                                                  ------------   ----------   -----------   -----------
 Net income                                                            30,546       15,878        58,502        47,108
 Preferred share dividends                                             (2,343)      (2,343)       (7,029)       (7,029)
                                                                  ------------   ----------   -----------   -----------
 Net income to common shareholders                                 $   28,203    $  13,535    $   51,473    $   40,079
                                                                  ============   ==========   ===========   ===========

 Basic earnings per share                                          $     0.74    $    0.33    $     1.35    $     0.96
 Diluted earnings per share                                        $     0.72    $    0.32    $     1.30    $     0.94

 Distributions declared per common share                           $   0.5625    $   0.520    $   1.6875    $    1.560

 Weighted average number of common shares outstanding                  38,050       40,939        38,156        41,668
 Weighted average number of common
      and common dilutive equivalent shares outstanding                44,746       42,025        41,388        44,728


                 See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
(In thousands)

                                                                             Nine Months
                                                                         Ended September 30,
                                                                     ----------------------------
                                                                        2000            1999
                                                                     ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                         $    58,502      $   47,108
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                                         73,543          65,541
    Equity in income of joint ventures, net of cash received               1,247           1,963
    Gain on sale of properties and joint venture interests               (18,373)         (2,979)
    Income allocated to units convertible into common shares               2,234           1,850
    Accretion of discount on unsecured notes payable                         300             223
    Net change in operating accounts                                       2,647           7,464
                                                                     ------------    ------------
    Net cash provided by operating activities                            120,100         121,170

CASH FLOW FROM INVESTING ACTIVITIES
  Increase in real estate assets                                        (103,487)       (166,990)
  Net proceeds from sale of properties                                   150,141          13,226
  Net proceeds from sale of joint venture interests                                        5,465
  Increase in investment in joint ventures                                (1,497)         (2,012)
  Decrease in investment in joint ventures                                                 6,400
  Increase in notes receivable                                           (28,684)        (27,331)
  Other                                                                   (1,110)         (1,488)
                                                                     ------------    ------------
      Net cash provided by (used in) investing activities                 15,363        (172,730)

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in unsecured lines of credit and
     short-term borrowings                                               (31,000)       (147,000)
  Proceeds from notes payable                                                            253,380
  Proceeds from issuance of preferred units, net                          17,136         132,712
  Repayment of notes payable                                              (3,790)        (23,685)
  Distributions to shareholders and minority interests                   (84,219)        (79,722)
  Repurchase of common shares and units convertible
     into common shares                                                  (26,306)        (79,247)
  Other                                                                      595           3,265
                                                                     ------------    ------------
     Net cash (used in) provided by financing activities                (127,584)         59,703
                                                                     ------------    ------------
     Net increase in cash and cash equivalents                             7,879           8,143
Cash and cash equivalents, beginning of period                             5,517           5,647
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $    13,396     $    13,790
                                                                     ============    ============

SUPPLEMENTAL INFORMATION
  Cash paid for interest, net of interest capitalized                $    50,514      $   35,526
  Interest capitalized                                                    11,871          12,306

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment from the acquisition of Oasis:
     Fair value of assets acquired                                                    $      835
     Liabilities assumed                                                                     835
  Conversion of 7.33% subordinated debentures to common shares, net  $     1,160             125
  Value of shares issued under benefit plans, net                          6,099           2,004
  Conversion of operating partnership units to common shares                 136             387

                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Interim Unaudited Financial Information

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 2000, we owned interests in, operated or were developing 147 multifamily properties containing 52,336 apartment homes located in nine states. Two of our multifamily properties containing 1,000 apartment homes were under development at September 30, 2000. Three of our newly developed multifamily properties containing 1,256 apartment homes were in lease-up at September 30, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

        During the first nine months of 2000, we completed construction on four development properties totaling 1,474 apartment homes: The Park at Caley in Denver, The Park at Lee Vista in Orlando, The Park at Oxmoor in Louisville, and The Park at Arizona Center in Phoenix. We also completed the construction of an additional 151 apartment homes at Miramar, an existing operating property located in Corpus Christi. Stabilization occured during the second quarter of 2000 at The Park at Caley, and in the third quarter at The Park at Holly Springs and The Park at Greenway, both located in Houston and for the new units at Miramar. Stabilization is expected to occur at the remaining properties during the next year. Additionally, construction continued at two properties totaling 1,000 apartment homes: The Park at Farmers Market in Dallas and The Park at Crown Valley in Mission Viejo, California, both of which have begun leasing.

        During the first quarter of 2000 we sold a mini-storage facility located in Las Vegas and several parcels of undeveloped land. The land sales consisted of 2.9 acres located in downtown Dallas and 38.5 acres located in Houston which were sold for commercial and retail development. These parcels of land are adjacent to our land development projects located in those cities. Additionally, we sold a 19.5 acre tract of land located in Las Vegas which we acquired in our merger with Oasis Residential, Inc. Net proceeds from these sales were approximately $20.1 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

        During the third quarter of 2000, we sold eleven properties containing 3,599 apartment homes. Three properties were located in each of Houston, Dallas and Las Vegas, and one property was located in each of St. Louis and El Paso. As a result of these sales, we have exited the El Paso market, reduced the number of assets in our three largest markets and believe that we have improved the overall quality and geographic mix of our portfolio. Net proceeds from these sales totaled $130.1 million and were used to reduce indebtedness outstanding under our unsecured line of credit.

Real Estate Assets at Cost

        We capitalized $22.0 million and $19.2 million in the nine months ended September 30, 2000 and 1999, respectively, of renovation and improvement costs which we believe should extend the economic lives and enhance the earnings of our multifamily properties.

Property Operating and Maintenance Expenses

        Property operating and maintenance expenses included normal repairs and maintenance totaling $7.2 million and $21.4 million for the three and nine months ended September 30, 2000, respectively, compared to $7.3 million and $20.7 million for the three and nine months ended September 30, 1999, respectively. On an annualized basis, repair and maintenance expenses were $612 and $636 per unit for the quarters ended September 30, 2000 and 1999, respectively, and $607 and $609 per unit for the nine months ended September 30, 2000 and 1999, respectively.

Common Share Dividend Declaration

        In September 2000, we announced that our Board of Trust Managers had declared a dividend on our common shares of $0.5625 per share for the third quarter of 2000 which was paid on October 17, 2000 to all common shareholders of record as of September 29, 2000. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

Preferred Share Dividend Declaration

        In September 2000, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares of $0.5625 per share payable November 15, 2000 to all preferred shareholders of record as of September 29, 2000.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires recognition of all derivatives as either assets or liabilities in the financial statements and measurement of those instruments at fair value. The initial effective date of SFAS No. 133 was delayed, and is now effective for all quarters of all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on revenue recognition as well as the presentation and disclosure of revenue in financial statements for all public companies. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Our apartment homes are rented to residents on lease terms ranging from six to thirteen months, with monthly payments due in advance. We are currently following the criteria set forth in SAB No. 101 to determine when revenue can be recognized, and therefore believe that SAB No. 101 does not have a material impact on our financial statements.

Earnings Per Share

        Basic earnings per share is computed based on net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted, preferred shares, minority interest units and convertible subordinated debentures. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                                   Three Months               Nine Months
                                                                Ended September 30,       Ended September 30,
                                                              ------------------------  -------------------------
                                                                 2000         1999         2000          1999
                                                              -----------  -----------  -----------   -----------
Basic earnings per share:
  Weighted average common shares outstanding                      38,050       40,939       38,156        41,668
                                                              ===========  ===========  ===========   ===========
    Basic earnings per share                                  $     0.74    $    0.33    $    1.35    $     0.96
                                                              ===========  ===========  ===========   ===========

Diluted earnings per share:
  Weighted average common shares outstanding                      38,050       40,939       38,156        41,668
  Shares issuable from assumed conversion of:
    Common share options and awards granted                          847          452          684           414
    Preferred shares                                               3,207
    Common minority interest units                                 2,545          634        2,548         2,646
    Convertible subordinated debentures                               97
                                                              -----------  -----------  -----------   -----------
  Weighted average common shares outstanding, as adjusted         44,746       42,025       41,388        44,728
                                                              ===========  ===========  ===========   ===========
    Diluted earnings per share                                $     0.72    $    0.32    $    1.30    $     0.94
                                                              ===========  ===========  ===========   ===========

Earnings for basic and diluted computation:
  Net income                                                  $   30,546    $  15,878    $  58,502    $   47,108
  Less: Preferred share dividends                                 (2,343)      (2,343)      (7,029)       (7,029)
                                                              -----------   ----------   ----------   -----------
  Net income to common shareholders                               28,203       13,535       51,473        40,079
       (Basic earnings per share computation)
  Preferred share dividends                                        2,343
  Income allocated to units convertible into common shares         1,435                     2,234         1,850
  Interest on convertible subordinated debentures                      5
  Amortization of deferred costs on convertible debentures            42
                                                              -----------  -----------  -----------   -----------
  Net income to common shareholders, as adjusted
       (Diluted earnings per share computation)               $   32,028    $  13,535    $  53,707    $   41,929
                                                              ===========  ===========  ===========   ===========


Reclassifications

        Certain reclassifications have been made to amounts in prior period financial statements to conform with current year presentations.

2.      Notes Receivable

        We have entered into agreements with unaffiliated third parties to develop, construct, and manage seven multifamily projects containing a total of 2,203 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At September 30, 2000, these notes had principal balances totaling $59.9 million and we anticipate funding up to an aggregate of $84 million in connection with these projects. We earn fees for managing the development, construction and eventual operations of these properties. We have begun construction on four of these projects, and initial occupancy has begun on two of the projects. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model. The following is a detail of our third party construction subject to notes receivable.


                                       Number of     Estimated      Estimated      Estimated
                                       Apartment        Cost         Date of        Date of
Property and Location                    Homes      ($ millions)    Completion   Stabilization
------------------------------------- ------------- -------------  ------------- --------------
In lease-up
Pecos Ranch
          Phoenix, AZ                      272      $    21             4Q00           1Q01
Marina Pointe II
          Tampa, FL                        352           30             1Q01           3Q01
Under Construction
Creekside
          Denver, CO                       279           32             1Q01           4Q01
Ybor City
          Tampa, FL                        454           40             4Q01           3Q02
Pre-Development
Little Italy
          San Diego, CA                    160           32              TBD            TBD
Otay Ranch
          San Diego, CA                    422           57              TBD            TBD
California Oaks
          Murietta, CA                     264           35              TBD            TBD
                                      ------------- -------------
Total Third Party Development            2,203      $   247
                                      ============= =============


        Additionally, we have a $3.2 million note receivable which bears interest at 15% and matures in June 2001.

3.      Notes Payable

        The following is a summary of our indebtedness:

(In millions)

                                                                     September 30,     December 31,
                                                                         2000              1999
                                                                   ----------------  ----------------
Senior Unsecured Notes:
  6.73% - 7.28% Notes, due 2001-2006                               $        523.4    $       523.1
  6.68% - 7.70% Medium Term Notes, due 2000 - 2009                          181.5            181.5
  Unsecured Lines of Credit and Short-Term Borrowings                        85.0            116.0
                                                                   ---------------   ----------------
                                                                            789.9            820.6
Secured Notes - Mortgage loans (5.75% - 8.63%), due 2001 - 2028             340.7            344.5
                                                                   ---------------   ----------------
     Total notes payable                                           $      1,130.6    $     1,165.1
                                                                   ===============   ================


        During the third quarter of 2000, our line of credit, which was entered into in August 1999 with 14 banks for a total commitment of $375 million, was increased to $400 million and the maturity was extended to August 2003. The scheduled interest rate on the line of credit is based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

        During September 1999, we executed three interest rate swap agreements totaling $70 million which matured in October 2000. These swaps were being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998 which matured in October 2000. The interest rate on the medium term notes was fixed at 7.23%. The interest rates on the swaps were reset monthly based on the one-month LIBOR rate plus a spread which resulted in a weighted average effective interest rate on the swaps of 7.67% at September 30, 2000.

        At September 30, 2000, the weighted average interest rate on floating rate debt was 7.27%.

4.      Net Change in Operating Accounts

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
                                                    Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                   2000           1999
                                                -----------    -----------
Decrease (increase) in assets:
  Accounts receivable - affiliates              $      218     $     (175)
  Other assets, net                                 (9,081)        (1,787)
  Restricted cash                                     (635)          (883)

Increase (decrease) in liabilities:
  Accounts payable                                  (3,862)        (6,551)
  Accrued real estate taxes                          4,413          5,257
  Accrued expenses and other liabilities            11,594         11,603
                                                -----------    -----------
       Net change in operating accounts         $    2,647     $    7,464
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

6.      Restricted Share and Option Awards

        During the first nine months of 2000, we granted 257,764 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We also granted 14,000 options with an exercise price equal to the market value of our common shares on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the nine month period ended September 30, 2000, previously granted options to purchase 706,661 shares became exercisable and 118,174 restricted shares vested.


7.      Common Share Repurchase Program

        In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of September 30, 2000, we had repurchased 6,687,626 common shares and redeemed 105,814 units that were convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

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

10.     E-commerce initiatives

     Our Board of Trust Managers has authorized us to invest in non-real estate initiatives, including investments in e-commerce initiatives with other multi-family real estate owners. These investments may be made in companies that will provide our residents with a broad range of real estate technology services including high-speed data, video and entertainment services, as well as resident portals. These portals will provide our residents with a variety of online services, including online rental payments and maintenance requests, which we believe will improve their overall living experience. As of September 30, 2000, we had invested approximately $750,000 into BroadBand Residential Inc., a multi-unit owner-sponsored broadband company providing high-speed data services to multi-family residents, and have signed a commitment with another entity to invest $3.5 million. Subsequent to September 30, 2000 we invested approximately $2 million into Viva.com, an internet based company that provides online owner-renter matching service for the multi-family housing industry. One of our trust managers is a director, executive officer and significant shareholder of Viva.com.

11.     Contingencies

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

12.     Subsequent Events

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

Business

        Camden Property Trust is a real estate investment trust which reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At September 30, 2000, we owned interests in, operated or were developing 147 multifamily properties containing 52,336 apartment homes located in nine states. Two of our multifamily properties containing 1,000 apartment homes were under development at September 30, 2000. Three of our newly developed multifamily properties containing 1,256 apartment homes were in lease-up at September 30, 2000. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development is summarized as follows:

                                                        September 30, 2000            December 31, 1999
                                                   -----------------------------  ------------------------------
                                                   Apartment                      Apartment
                                                     Homes    Properties  % (a)     Homes    Properties  % (a)
                                                   ---------- ---------- -------  ---------- ---------- --------
Operating Properties
Texas
  Houston                                               7,190       16      16%       8,258       19      16%
  Dallas (b)                                            8,447       23      17        9,381       26      18
  Austin                                                1,745        6       4        1,745        6       4
  Other                                                 1,663        4       3        1,641        5       3
                                                   -----------  -------  ------   ----------  -------  --------
     Total Texas Operating Properties                  19,045       49      40       21,025       56      41
Arizona                                                 2,658        8       6        2,326        7       5
California                                              1,272        3       3        1,272        3       3
Colorado (b)                                            2,529        8       5        2,312        7       4
Florida (c)                                             7,827       17      17        7,335       17      15
Kentucky                                                1,448        5       3        1,016        4       2
Missouri                                                2,719        7       6        3,327        8       7
Nevada (b)                                             11,103       38      13       11,963       41      14
North Carolina (b)                                      2,735       10       5        2,735       10       4
                                                   -----------  -------  ------   ----------  -------  --------
     Total Operating Properties                        51,336      145      98       53,311      153      95
                                                   -----------  -------  ------   ----------  -------  --------

Properties Under Development
Texas
  Dallas                                                  620        1       1          620        1       1
Arizona                                                                                 332        1       1
California                                                380        1       1          380        1       1
Colorado                                                                                218        1
Florida                                                                                 492        1       1
Kentucky                                                                                432        1       1
                                                   -----------  -------  ------   ----------  -------  --------
Total Properties Under Development                      1,000        2       2        2,474        6       5
                                                   -----------  -------  ------   ----------  -------  --------
     Total Properties                                  52,336      147     100%      55,785      159     100%
                                                   ===========  =======  ======   ==========  =======  ========
Less: Joint Venture
  Apartment Homes (b)                                   6,503                         6,504
                                                   -----------                   -----------
Total Apartment Homes
  - Owned 100%                                         45,833                        49,281
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

        At September 30, 2000, we had three completed properties under lease-up as follows:

                                      Product       Number of      % Leased                       Estimated
                                       Type         Apartment         at           Date of         Date of
         Property and Location                        Homes        10/31/00      Completion     Stabilization
----------------------------------- ------------  -------------- -------------  -------------- -----------------
The Park at Oxmoor                    Garden           432              84%         1Q00             1Q01
   Louisville, KY
The Park at Lee Vista                 Garden           492              78%         1Q00             1Q01
   Orlando, FL
The Park at Arizona Center             Urban           332              49%         1Q00             3Q01
   Phoenix, AZ

        At September 30, 2000, we had two development properties in various stages of construction as follows:

                                                  Product      Number of      Estimated      Estimated      Estimated
                                                   Type        Apartment        Cost          Date of         Date of
Property and Location                                            Homes      ($ millions)    Completion    Stabilization
----------------------------------------- ------------------- ------------ -------------- -------------- ---------------
The Park at Farmers Market, Phase I                Urban            620      $     53.0        1Q01            4Q01
   Dallas, TX
The Park at Crown Valley                          Garden            380            54.1        2Q01            4Q01
   Mission Viejo, CA


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

        Properties under development in our consolidated financial statements includes additional land held for development totaling $95.6 million at September 30, 2000. Included in this amount is $68.9 million related to the development of three land projects located in Dallas, Houston and Long Beach, California.

Comparison of the Quarter Ended September 30, 2000 and September 30, 1999

        Earnings before interest, depreciation and amortization increased $5.8 million, or 10.6%, from $54.3 million to $60.1 million for the three months ended September 30, 1999 and 2000, respectively. The weighted average number of apartment homes for the third quarter of 2000 increased by 948 apartment homes, or 2.1%, from 45,992 to 46,940. Total operating properties were 122 and 128 at September 30, 2000 and 1999, respectively. The 46,940 weighted average apartment homes and the 122 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Revenues from our rental operations comprised 97% and 98% of our total revenues for the quarters ended September 30, 2000 and 1999, respectively. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income increased $4.7 million, or 8.6%, from $55.4 million to $60.1 million for the quarters ended September 30, 1999 and 2000, respectively.

        Rental income for the quarter ended September 30, 2000 increased $5.5 million, or 6.3%, over the quarter ended September 30, 1999. Rental income per apartment home per month increased $26 or 4.1%, from $629 to $655 for the third quarters of 1999 and 2000, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Overall average occupancy increased from 94.0% for the quarter ended September 30, 1999 to 94.6% for the quarter ended September 30, 2000.

        Other property income increased $1.2 million from $6.0 million to $7.3 million for the three months ended September 30, 1999 and 2000, respectively, which represents a monthly increase of $8 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

        Other income increased $673,000 for the quarter ended September 30, 2000 compared to the same period in 1999. This increase was due to interest earned on our notes receivable.

        Property operating and maintenance expenses increased $1.1 million or 3.9%, from $28.2 million to $29.3 million, but decreased as a percent of total property income from 30.4% to 29.5% for the quarters ended September 30, 1999 and 2000, respectively. The increase in operating expense was due to a larger number of apartment homes in operation and an increase in salary and benefit expenses. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties and a reduction on a per unit basis in repairs and maintenance expenses.

        Real estate taxes increased $892,000 from $9.2 million to $10.1 million for the third quarters of 1999 and 2000, respectively, which represents an annual increase of $60 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

        General and administrative expenses increased $453,000 from $2.5 million to $2.9 million, and increased as a percent of revenues from 2.6% to 2.9% for the quarters ended September 30, 1999 and 2000 respectively. The increase was primarily due to increases in incentive-based compensation expense, and expenses related to our information technology function.

        Interest expense increased from $14.7 million to $17.6 million primarily due to interest on new development and debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $3.8 million and $4.1 million for the quarters ended September 30, 2000 and 1999, respectively.

        Depreciation and amortization increased from $22.7 million to $23.7 million. This increase was due primarily to developments and renovations activity.

        Gains on sales of properties for the quarter ended September 30, 2000 totaled $16.4 million due to the sale of eleven properties containing a total of 3,599 apartment homes. Gains on sales of properties for the quarter ended September 30, 1999 totaled $2.3 million due to gains from the disposition of one multifamily property containing 232 units and our investment in two commercial office buildings. The gains recorded on these 1999 dispositions were partially offset by a loss on the sale of a retail/commercial center. The gains in 1999 do not include a loss on the sale of a 408 unit property held in a joint venture of $738,000 which is included in "Equity in Income of Joint Ventures."

     Distributions on units convertible into perpetual preferred shares increased $808,000, from $2.4 million for the quarter ended September 30, 1999 to $3.2 million for the quarter ended September 30, 2000. This increase is attributable to the issuance of additional perpetual preferred units which totaled $35.5 million in August and September of 1999 and $17.5 million in January 2000.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

        Earnings before interest, depreciation and amortization increased $18.2 million, or 11.5%, from $159.1 million to $177.4 million for the nine months ended September 30, 1999 and 2000, respectively. The weighted average number of apartment homes for the first nine months of 2000 increased by 1,772 apartment homes, or 3.9%, from 45,304 to 47,076. Total operating properties were 122 and 128 at September 30, 2000 and 1999, respectively. The weighted average apartment homes and the number of operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

         Revenues from our rental operations comprised 97% and 98% of our total revenues for the nine months ended September 30, 2000 and 1999, respectively. Net operating income increased $17.1 million, or 10.6%, from $161.2 million to $178.3 million for the nine months ended September 30, 1999 and 2000, respectively.

        Rental income for the nine months ended September 30, 2000 increased $20.8 million, or 8.3%, over the nine months ended September 30, 1999. Rental income per apartment home per month increased $26 or 4.2%, from $619 to $645 for the first nine months of 1999 and 2000, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties.

        Other property income increased $3.6 million from $16.6 million to $20.2 million for the nine months ended September 30, 1999 and 2000, respectively, which represents a monthly increase of $7 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

        Other Income for the nine months ended September 30, 2000 increased $2.5 million over the same period in 1999. This increase was due to interest earned on our notes receivable.

        Property operating and maintenance expenses increased $4.9 million or 6.2%, from $80.3 million to $85.3 million, but decreased as a percent of total property income from 29.8% to 29.0% for the nine months ended September 30, 1999 and 2000, respectively. The increase in operating expense was due to a larger number of apartment homes in operation and an increase in salary and benefit expenses. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties.

        Real estate taxes increased $2.4 million from $27.7 million to $30.1 million for the first nine months of 1999 and 2000, respectively, which represents an annual increase of $38 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

        General and administrative expenses increased $2.4 million from $7.3 million to $9.7 million, and increased as a percent of revenues from 2.6% to 3.2% for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to increases in incentive-based compensation expense, including the vesting of outstanding performance-based compensation related to the gain on land development sales, and expenses related to our information technology function.

        Interest expense increased from $42.2 million to $51.8 million primarily due to interest on new development and debt incurred to repurchase our shares under the common share repurchase program. Interest capitalized was $11.9 million and $12.3 million for the nine months ended September 30, 2000 and 1999, respectively.

        Depreciation and amortization increased from $65.5 million to $73.5 million. This increase was due primarily to increased development and renovation activity.

     Gains on sale of properties for the nine months ended September 30, 2000 totaled $18.4 million due primarily to the sale of eleven properties containing a total of 3,599 apartment homes. Also included is the sale of a mini-storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston. Gains on sales of properties for the nine months ended September 30, 1999 totaled $3.0 million due to the sale of two multifamily properties containing 358 units and our investment in two commercial office buildings. The gains recorded on these 1999 dispositions were partially offset by a loss on the sale of a retail/commercial center. The gains in 1999 do not include a loss on the sale of a 408 unit property held in a joint venture of $738,000 which is included in "Equity in Income of Joint Ventures."

     Distributions on units convertible into perpetual preferred shares increased $4.2 million, from $5.4 million for the nine months ended September 30, 1999 to $9.6 million for the nine months ended September 30, 2000. This increase is attributable to our issuances of perpetual preferred units, which totaled $100 million in February 1999, $35.5 million in August and September of 1999 and $17.5 million in January 2000.

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

        The interest expense coverage ratio,  net of capitalized  interest,  was
3.4 times and 3.8 times for the nine months ended September 30, 2000 and 1999, respectively, and 3.4 times and 3.7 times for the quarters ended September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, 75.5% and 75.7%,
respectively, of our properties (based on invested capital) were unencumbered.

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

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. We are developing two properties at an aggregate expected cost of approximately $107.1 million, $91.5 million of which was incurred at September 30, 2000. We fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction.

        Net cash provided by operating activities totaled $120.1 million for the nine months ended September 30, 2000, a decrease of $1.1 million, or 0.9%, over the same period in 1999. This decrease was attributable to a $17.1 million increase in net operating income from the real estate portfolio for the nine months ended September 30, 2000 as compared to the same period in 1999, offset by a $9.6 million increase in interest expense and a $4.2 million increase in distributions on units convertible into perpetual preferred shares. Also, other assets increased $11.0 million, primarily from receivables due on third party construction projects.

     Net cash provided by investing activities totaled $15.4 million for the nine months ended September 30, 2000 compared to net cash used by investing activities of $172.7 million for the same period in 1999. Total real estate assets, before accumulated depreciation, decreased $51.7 million for the nine months ended September 30, 2000, and increased $145.4 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash flows provided by investing activities related to $150.1 million in net proceeds received from property dispositions during 2000. This increase in cash was offset by expenditures for property development and capital improvements totaling $80.9 million and $22.0 million, respectively for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, net cash spent on property development and capital improvements were $155.3 million and $19.2 million, respectively. Additionally, we received $13.2 million in net proceeds for property dispositions during the nine months ended September 30, 1999.

        Net cash used in financing activities totaled $127.6 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $59.7 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we paid distributions totaling $84.2 million and we repurchased $26.3 million common shares and units convertible into common shares. These payments were funded by the issuance of $17.5 million of preferred units, which are discussed in the "Financial Flexibility" section, and a decrease in borrowings under our line of credit of $31.0 million. During the nine months ended September 30, 1999, we paid $79.7 million for distributions and repurchased $79.2 million common shares and units convertible into common shares. Additionally, during the nine months ended September 30, 1999, we issued $135.5 million of preferred units and $254.5 million in senior unsecured notes. The proceeds from these issuances were used to pay down borrowings under our line of credit, which decreased $147.0 million for the nine months ended September 30, 1999.

        In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our common equity securities through open market purchases and private transactions. As of September 30, 2000, we had repurchased 6,687,626 common shares and redeemed 105,814 units that were convertible into common shares for a total cost of $173.1 million and $2.9 million, respectively.

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

        During the third quarter of 2000, we sold eleven properties containing 3,599 apartment homes. Three properties were located in each of Houston, Dallas and Las Vegas, and one property was located in each of St. Louis and El Paso. As a result of these sales, we have exited the El Paso market, reduced the number of assets in our three largest markets and believe that we have improved the overall quality and geographic mix of our portfolio. Net proceeds from these sales totaled $130.1 million and were used to reduce indebtedness outstanding under our unsecured line of credit.

        In September 2000, we announced that our Board of Trust Managers had declared a dividend on our common shares of $0.5625 per share for the third quarter of 2000 which was paid on October 17, 2000 to all common shareholders of record as of September 29, 2000. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.25 per share or unit.

        In September 2000, we declared a quarterly dividend on our preferred shares of $0.5625 per share payable November 15, 2000 to all preferred shareholders of record as of September 29, 2000.

        As of September 30, 2000, we had senior unsecured debt totaling $789.9 million and secured mortgage loans totaling $340.7 million. Our indebtedness has a weighted average maturity of 5.3 years as of September 30, 2000. Scheduled principal repayments on all notes payable outstanding at September 30, 2000 is as follows:

(In thousands)
                Year                            Amount
              ---------                     ---------------
              2000                          $      103,479
              2001                                 167,465
              2002                                  40,435
              2003                                 210,482
              2004                                 235,297
              2005 and thereafter                  373,442
                                            ---------------
              Total                         $    1,130,600
                                            ===============

        The scheduled principal repayments in 2000 include $102.0 million senior unsecured medium term notes, which were issued in October 1998 and which we expect to repay from the unsecured line of credit.

Financial Flexibility

        During the third quarter of 2000, our line of credit, which was entered into in August 1999 with 14 banks for a total commitment of $375 million, was increased to $400 million and the maturity was extended to August 2003. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of nine months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        As of September 30, 2000, we had $315 million available under the unsecured line of credit and $750 million available under our universal shelf registration. We have significant unencumbered real estate assets which we believe could be sold or used as collateral for financing purposes should other sources of capital not be available.

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

        During September 1999, we executed three interest rate swap agreements totaling $70 million which matured in October 2000. These swaps were being used as a hedge of interest rate exposure on our $90 million medium term notes issued in October 1998 which matured in October 2000. The interest rate on the medium term notes was fixed at 7.23%. The interest rates on the swaps were reset monthly based on the one-month LIBOR rate plus a spread which resulted in a weighted average effective interest rate on the swaps of 7.67% for the nine months ended September 30, 2000.

        At September 30, 2000, the weighted average interest rate on floating rate debt was 7.27%.

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

        We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three and nine months ended September 30, 2000 increased $1.1 million and $2.7 million over the three and nine months ended September 30, 1999, respectively. On a per share basis, diluted FFO for the three and nine months ended September 30, 2000 increased approximately 8.9% and 10.1%, respectively, over the same periods in 1999. The increase in diluted FFO was due to a $4.7 million and $17.1 million increase in net operating income from our real estate portfolio for the three and nine months ended September 30, 2000 compared to the same periods in 1999. These increases were offset by increases in interest on debt which was used to fund developments, repurchase shares under our common share repurchase program, and fund distributions on units convertible into perpetual preferred shares.

The calculation of basic and diluted FFO for the three and nine months ended September 30, 2000 and 1999 follows:

(In thousands)

                                                                       Three Months             Nine Months
                                                                   Ended September 30,      Ended September 30,
                                                                  ----------------------- ------------------------
                                                                    2000          1999      2000          1999
                                                                  ----------    --------- ----------   -----------
Funds from operations:
   Net income to common shareholders                               $ 28,203     $ 13,535  $  51,473     $  40,079
   Real estate depreciation                                          23,141       22,315     71,443        64,388
   Real estate depreciation from unconsolidated ventures                814          797      2,432         2,423
   Loss on sale of property held in unconsolidated ventures                          738                      738
   Gain on sales of properties and joint venture interests          (16,440)      (2,259)   (18,373)       (2,979)
                                                                  ----------    --------- ----------   -----------
Funds from operations - basic                                        35,718       35,126    106,975       104,649
   Preferred share dividends                                          2,343        2,343      7,029         7,029
   Income allocated to units convertible into common shares           1,435          892      2,234         1,850
   Interest on convertible subordinated debentures                       42           63        139           195
   Amortization of deferred costs on convertible debentures               5            7         16            19
                                                                  ----------    --------- ----------   -----------
Funds from operations - diluted                                    $ 39,543     $ 38,431  $ 116,393     $ 113,742
                                                                  ==========    ========= ==========   ===========

Weighted average shares - basic                                      38,050       40,939     38,156        41,668
   Common share options and awards granted                              847          452        684           414
   Preferred shares                                                   3,207        3,207      3,207         3,207
   Minority interest units                                            2,545        2,621      2,548         2,646
   Convertible subordinated debentures                                   97          145        111           148
                                                                  ----------    --------- ----------   -----------
Weighted average shares - diluted                                    44,746       47,364     44,706        48,083
                                                                  ==========    ========= ==========   ===========

Inflation

        We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to our ability to adjust rental rates to market levels as leases expire.

Impact of New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires recognition of all derivatives as either assets or liabilities in the financial statements and measurement of those instruments at fair value. The initial effective date of SFAS No. 133 was delayed, and is now effective for all quarters of all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on revenue recognition as well as the presentation and disclosure of revenue in financial statements for all public companies. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Our apartment homes are rented to residents on lease terms ranging from six to thirteen months, with monthly payments due in advance. We are currently following the criteria set forth in SAB No. 101 to determine when revenue can be recognized, and therefore believe that SAB No. 101 does not have a material impact on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Other Information

           None

Item 5.    Exhibits and Reports on Form 8-K

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

CAMDEN PROPERTY TRUST



         /s/ G. Steven Dawson                           November 13, 2000
---------------------------------------------    -------------------------------
G. Steven Dawson                                      Date
Chief Financial Officer,
Sr. Vice President of Finance and Secretary




          /s/ Dennis M. Steen                           November 13, 2000
---------------------------------------------    -------------------------------
Dennis M. Steen                                       Date
Chief Accounting Officer,
Vice President - Controller and Treasurer