Form 10-K
period 2000-12-31
CAMDEN PROPERTY TRUST
filed 2001-03-29
CIK 906345

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

For the fiscal year ended December 31, 2000
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


        Title of each class            Name of each exchange on which registered
Common Shares of Beneficial Interest,             New York Stock Exchange
$.01 par value 7.33% Convertible                  New York Stock Exchange
Subordinated Debentures due 2001
$2.25 Series A Cumulative Convertible
Preferred Shares, $.01 par value                  New York Stock Exchange

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

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $1,175,354,257 at March 16, 2001.

The number of common shares of beneficial interest outstanding at March 16, 2001 was 38,114,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts I, II and IV.

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 15, 2001 are incorporated by reference in
Part III.

                                     PART I

Item 1. Business

Introduction

     Camden Property Trust is a real estate investment trust that owns, develops, constructs, and manages multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. As of December 31, 2000, we owned interests in and operated 145 multifamily properties containing 51,336 apartment homes located in nine states. These properties had a weighted average occupancy rate of 94% for the year ended December 31, 2000. This represents the average occupancy for all our properties in 2000 weighted by the number of apartment homes in each property. Additionally, three of our multifamily properties containing 1,538 apartment homes were under development at December 31, 2000. We also have several sites which we intend to develop into multifamily apartment communities.

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

     At December 31, 2000, we had 1,735 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

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

     Properties under development in our consolidated financial statements includes $101.9 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California. Of this amount, $47.2 million relates to our two current development projects - The Park at Farmers Market in Dallas and The Park at Harbour View in Long Beach. We have an additional $22.3 million invested in Dallas, which may be used for the proposed future development of Farmers Market, Phase II, and we are also in the planning phase of for-sale townhomes in this area. We have $32.4 million invested in additional land under development in Houston and Long Beach. These properties are in the planning phase to determine further development of apartment homes in these areas, based on demand expectations, over the next three to five years. We may also sell certain parcels of all three properties to third parties for commercial and retail development.

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

     Dispositions. To generate consistent earnings growth, we seek to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. Additionally, over the next three years, we will continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets.
Dispositions during 2000 included four parcels of undeveloped land and eleven properties containing 3,599 apartment homes. For the eleven properties sold, three were located in each of Houston, Dallas and Las Vegas, and one was located in each of St. Louis and El Paso. As a result of these sales, we have exited the El Paso market, reduced the number of assets in our three largest markets and believe that we have improved the overall quality and geographic mix of our portfolio. The land sales consisted of two parcels totaling 2.9 acres located in downtown Dallas and one parcel totaling 38.5 acres located in Houston. These parcels of land are adjacent to our land development projects located in those cities, and were sold for commercial and retail use. Our strategy regarding the undeveloped land sales has been to integrate the residential and retail components in such a way that enhances the quality of life for our residents. We used the net proceeds from all sales during 2000, totaling $150.1 million, to reduce indebtedness outstanding under our unsecured line of credit.

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

Markets and Competition

     Our portfolio consists of middle to upper market apartment properties. We target acquisitions and developments in selected high-growth markets. Since our initial public offering in 1993, we have diversified into other markets in the Southwest region and into the Southeast, Midwest and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we can better respond to changing conditions in each market, reduce market risk and take advantage of opportunities as they arise.

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

     Given these uncertainties, do not rely on these forward-looking statements. These forward-looking statements represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statements.

Item 2. Properties

The Properties

     Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 145 properties, which we owned interests in and operated at December 31, 2000, average 848 square feet of living area.

Operating Properties

     For the year ended December 31, 2000, no single operating property accounted for greater than 2.4% of our total revenues. The operating properties had a weighted average occupancy rate of 94% and 93% in 2000 and 1999, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred twenty-six of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties were constructed and placed in service as follows:


          Year Placed in Service                       Number of Properties
       ------------------------------              ---------------------------
                1994 - 2000                                     49
                1988 - 1993                                     26
                1983 - 1987                                     50
                1978 - 1982                                     11
                1973 - 1977                                      6
                1967 - 1972                                      3

Property Table

     The following table sets forth information with respect to our operating properties at December 31, 2000.


OPERATING PROPERTIES
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             December 2000 Avg.
                                                                                                              Mo. Rental Rates
                                      Number of   Year Placed Average Apartment 2000 Average      Per       --------------------
Property and Location                 Apartments   in Service   Size (Sq. Ft.)  Occupancy (1)   Apartment        Per Sq. Ft.
------------------------------------ ------------ ----------- ----------------- ------------- ------------- --------------------
ARIZONA
  Phoenix
     Arrowhead Springs, The Park at      288         1997              925              95 %   $    732        $    0.79
     Arizona Center, The Park at (7)     332         2000              786        Lease-up          820             1.04
     Fountain Palms, The Park at         192       1986/1996         1,050              97          750             0.71
     Scottsdale Legacy                   428         1996            1,067              92          901             0.84
     Towne Center, The Park at           240         1998              871              96          760             0.87
     Vista Valley, The Park at           357         1986              923              92          720             0.78
  Tucson
     Eastridge                           456         1984              559              90          461             0.83
     Oracle Villa                        365         1974            1,026              91          711             0.69
CALIFORNIA
  Orange County
     Martinique                          713         1986              795              96        1,162             1.46
     Parkside                            421         1972              835              97          992             1.19
     Sea Palms                           138         1990              891              98        1,137             1.28
COLORADO
  Denver
     Caley, The Park at (2)              218         2000              925              96          981             1.06
     Centennial, The Park at             276         1985              744              97          813             1.09
     Deerwood, The Park at               342         1996            1,141              95        1,206             1.06
     Denver West, The Park at (4)        321         1997            1,015              97        1,195             1.18
     Interlocken, The Park at            340         1999            1,022              97        1,191             1.16
     Lakeway, The Park at                451         1997              919              95        1,043             1.13
     Park Place                          224         1985              748              97          821             1.10
     Wexford, The Park at                358         1986              810              95          845             1.04
FLORIDA
  Orlando
     Landtree Crossing                   220         1983              748              94          637             0.85
     Lee Vista, The Part at (7)          492         2000              937        Lease-up          805             0.86
     Renaissance Pointe II               578       1996/1998           899              93          790             0.88
     Riverwalk I & II                    552       1984/1986           747              94          598             0.80
     Sabal Club                          436         1986            1,077              94          869             0.81
     Vineyard, The                       526       1990/1991           824              93          704             0.85
  Tampa/St. Petersburg
     Chase Crossing                      444         1986            1,223              93          770             0.63
     Chasewood                           247         1985              704              95          603             0.86
     Dolphin/Lookout Pointe              832       1987/1989           748              93          683             0.91
     Heron Pointe                        276         1996              942              92          892             0.95
     Island Club I & II                  484       1983/1985           722              95          592             0.82
     Live Oaks                           770         1990            1,093              90          758             0.69
     Mallard Pointe I & II               688       1982/1983           728              94          629             0.86
     Marina Pointe Village               408         1997              927              92          831             0.90
     Parsons Run                         228         1986              728              96          633             0.87
     Schooner Bay                        278         1986              728              94          696             0.96
     Summerset Bend                      368         1984              771              93          640             0.83
KENTUCKY
  Louisville
     Copper Creek                        224         1987              732              91          641             0.88
     Deerfield                           400         1987              746              93          643             0.86
     Glenridge                           138         1990              916              90          699             0.76
     Oxmoor, The Park at (7)             432         2000              903        Lease-up          766             0.85
     Sundance                            254         1975              682              87          543             0.80
MISSOURI
  Kansas City
     Camden Passage I & II               596       1989/1997           832              91          717             0.86
  St. Louis
     Cedar Ridge                         420         1986              852              94          595             0.70
     Cove at Westgate, The               276         1990              828              97          933             1.13
     Spanish Trace                       372         1972            1,158              95          776             0.67
     Tempo                               304         1975              676              96          545             0.81
     Westchase                           160         1986              945              95          900             0.95
     Westgate I & II                     591       1973/1980           947              90          806             0.85
NEVADA
  Las Vegas
     Oasis Bay (3)                       128         1990              862              95          761             0.88


OPERATING PROPERTIES (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  December 2000 Avg.
                                                                                                   Mo. Rental Rates
                                                                                              -------------------------
                                    Number of    Year Placed  Average Apartment 2000 Average     Per
Property and Location               Apartments   in Service     Size (Sq. Ft.)  Occupancy (1)  Apartment   Per Sq. Ft.
---------------------------------- ------------ ------------- ----------------- ------------- ----------- -------------
     Oasis Bel Air I & II               528       1988/1995             943            96 %   $   765    $    0.81
     Oasis Breeze                       320         1989                846            96         718         0.85
     Oasis Canyon                       200         1995                987            97         794         0.80
     Oasis Cliffs                       376         1988                936            97         773         0.83
     Oasis Club                         320         1989                896            96         746         0.83
     Oasis Cove                         124         1990                898            97         729         0.81
     Oasis Crossings (3)                 72         1996                983            96         764         0.78
     Oasis Del Mar                      560         1995                986            95         840         0.85
     Oasis Emerald (3)                  132         1988                873            93         664         0.76
     Oasis Gateway (3)                  360         1997              1,146            94         843         0.74
     Oasis Glen                         113         1994                792            97         743         0.94
     Oasis Greens                       432         1990                892            94         748         0.84
     Oasis Harbor                       336         1996              1,008            96         830         0.82
     Oasis Heritage (3)                 720         1986                950            90         580         0.61
     Oasis Hills                        184         1991                579            96         552         0.95
     Oasis Island (3)                   118         1990                901            95         655         0.73
     Oasis Landing (3)                  144         1990                938            95         716         0.76
     Oasis Meadows (3)                  383         1996              1,031            94         761         0.74
     Oasis Palms (3)                    208         1989                880            97         702         0.80
     Oasis Paradise                     624         1991                905            94         770         0.85
     Oasis Pearl (3)                     90         1989                930            93         713         0.77
     Oasis Pines                        315         1997              1,005            97         793         0.79
     Oasis Place (3)                    240         1992                440            96         504         1.15
     Oasis Plaza (3)                    300         1976                820            93         630         0.77
     Oasis Pointe                       252         1996                985            96         778         0.79
     Oasis Ridge (3)                    477         1984                391            90         444         1.14
     Oasis Rose (3)                     212         1994              1,025            95         729         0.71
     Oasis Sands                         48         1994              1,125            96         775         0.69
     Oasis Sierra (3)                   208         1998                922            91         805         0.87
     Oasis Springs (3)                  304         1988                838            93         653         0.78
     Oasis Suites (3)                   409         1988                404            90         465         1.15
     Oasis Summit                       234         1995              1,187            97       1,069         0.90
     Oasis Tiara                        400         1996              1,043            95         848         0.81
     Oasis View (3)                     180         1983                940            93         680         0.72
     Oasis Vinings (3)                  234         1994              1,152            97         773         0.67
     Oasis Vintage                      368         1994                978            97         751         0.77
  Reno
     Oasis Bluffs                       450         1997              1,111            93       1,036         0.93
NORTH CAROLINA
  Charlotte
     Copper Creek                       208         1989                703            94         643         0.91
     Eastchase                          220         1986                698            94         610         0.87
     Habersham Pointe                   240         1986                773            93         682         0.88
     Overlook, The (5)                  220         1985                754            92         696         0.92
     Park Commons                       232         1997                859            93         764         0.89
     Pinehurst                          407         1967              1,147            93         802         0.70
     Timber Creek                       352         1984                706            94         663         0.94
  Greensboro
     Brassfield Park (5)                336         1996                889            94         746         0.84
     Glen, The                          304         1980                662            93         584         0.88
     River Oaks                         216         1985                795            94         654         0.82
TEXAS
  Austin
     Autumn Woods                       283         1984                644            98         630         0.98
     Calibre Crossing                   183         1986                705            98         663         0.94
     Huntingdon, The                    398         1995                903            98         850         0.94
     Quail Ridge                        167         1984                859            98         738         0.86
     Ridgecrest                         284         1995                851            98         810         0.95
     South Oaks                         430         1980                711            97         630         0.89
  Corpus Christi
     Breakers, The                      288         1996                861            91         764         0.89
     Miramar (6)                        451         1995                708            94         750         1.32
     Potters Mill                       344         1986                775            93         598         0.77


OPERATING PROPERTIES (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 2000 Avg.
                                                                                                           Mo. Rental Rates
                                                                                                       ------------------------
                                           Number of    Year Placed  Average Apartment  2000 Average      Per
Property and Location                      Apartments   in Service    Size (Sq. Ft.)    Occupancy (1)   Apartment   Per Sq. Ft.
----------------------------------------- ------------ ------------- ----------------- --------------- ----------- -------------
     Waterford, The                             580        1976                767            90%       $     507    $    0.66
  Dallas/Fort Worth
     Addison, The Park at                       456        1996                942            94              891         0.95
     Buckingham, The Park at                    464        1997                919            96              851         0.93
     Centreport, The Park at                    268        1997                910            93              827         0.91
     Cottonwood Ridge                           208        1985                829            95              625         0.75
     Emerald Valley                             516        1986                743            95              702         0.94
     Emerald Village                            304        1986                713            94              635         0.89
     Glen Lakes                                 424        1979                877            93              786         0.90
     Highland Trace                             160        1985                816            93              675         0.83
     Highpoint (5)                              708        1985                835            94              659         0.79
     Ivory Canyon                               602        1986                548            96              589         1.07
     Los Rios                                   286        1992                772            96              822         1.07
     North Dallas Crossing I & II               446        1985                730            96              656         0.90
     Oakland Hills                              476        1985                853            95              648         0.76
     Pineapple Place                            256        1983                652            93              620         0.95
     Randol Mill Terrace                        340        1984                848            95              629         0.74
     Shadow Lake                                264        1984                733            94              605         0.82
     Stone Creek                                240        1996                831            93              807         0.97
     Stone Gate                                 276        1996                871            94              834         0.96
     Towne Centre Village                       188        1983                735            95              625         0.85
     Towne Crossing, The Place at               442        1984                772            95              624         0.81
     Valley Creek Village                       380        1984                855            95              689         0.81
     Valley Ridge                               408        1987                773            95              652         0.84
     Westview                                   335        1985                697            95              639         0.92
  Houston
     Brighton Place                             282        1980                749            92              579         0.77
     Crossing, The                              366        1982                762            93              597         0.78
     Eagle Creek                                456        1984                639            92              606         0.95
     Goose Creek, The Park at                   272        1999                844            95              710         0.84
     Greenway, The Park at                      756        1999                861            92              993         1.15
     Holly Springs, The Park at                 548        1999                934            97              896         0.96
     Jones Crossing                             290        1982                748            94              597         0.80
     Midtown, The Park at                       337        1999                843            96            1,022         1.21
     Roseland                                   671        1982                726            91              564         0.78
     Stonebridge                                204        1993                845            93              808         0.96
     Sugar Grove, The Park at                   380        1997                917            92              847         0.92
     Vanderbilt I & II, The Park at             894      1995/1997             863            92            1,009         1.17
     Wallingford                                462        1980                787            96              612         0.78
     Wilshire Place                             536        1982                761            94              592         0.78
     Woodland Park                              288        1995                866            90              818         0.94
     Wyndham Park                               448        1978                797            94              536         0.67
                                          ------------               ----------------- --------------- ----------- -------------
     Total                                   51,336                            848            94%        $    744    $    0.88
                                          ============               ================= =============== =========== =============

(1)  Represents average physical occupancy for the year, except as noted below.
(2) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(3) Properties owned through Sierra-Nevada Multifamily Investments, LLC joint venture in which we own a 20% interest.
(4) Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(5) Properties owned through a joint venture in which we own a 44% interest. The remaining interest is owned by unaffiliated private investors.
(6) Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
(7)  Properties under lease-up at December 31, 2000.

Operating Properties Under Lease-Up

     The operating properties under lease-up table is incorporated herein by reference from page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which page is filed as Exhibit 13.1 hereto.

Development Properties

     The total budgeted cost of the development properties is approximately $238.4 million, with a remaining cost to complete, as of December 31, 2000, of approximately $114.9 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or that their performance will be comparable to that of our existing portfolio.

Development Properties Table

     The development properties table is incorporated herein by reference from page 15 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1.

     Management believes that we possess the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, the season in which leasing activity will occur and the extent to which delivery of the completed apartment homes will coincide with leasing and occupancy of such apartment homes (which is dependent upon local market conditions). In order to pursue a development opportunity, we currently require a minimum initial stabilized target return of 9.0%-10.0%. This minimum target return is based on projected market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

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

     With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. On January 30, 2001, a consent decree was ordered and executed in the above Justice
Department action. Under the terms of the decree, we were ordered to make certain retrofits and implement certain educational programs and fair housing advertising. These changes are to take place over the next five years. In management's opinion, the costs associated with complying with the decree are not expected to have a material impact on our financial statements.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information with respect to this Item 5 is incorporated herein by reference from page 38 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 16, 2001, was 1,083.

Item 6.  Selected Financial Data

     Information with respect to this Item 6 is incorporated herein by reference from pages 39 and 40 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information with respect to this Item 7 is incorporated herein by reference from pages 13 through 21 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to this Item 7A is incorporated herein by reference from page 18 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1.

Item 8.  Financial Statements and Supplementary Data

     Our financial statements and supplementary financial information for the years ended December 31, 2000, 1999 and 1998 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 22 through 38 of our Annual Report to Shareholders for the year ended December 31, 2000, which is filed as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2001 in connection with the Annual Meeting of Shareholders to be held May 15, 2001.

Item 11. Executive Compensation

     Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2001 in connection with the Annual Meeting of Shareholders to be held May 15, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2001 in connection with the Annual Meeting of Shareholders to be held May 15, 2001.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2001 in connection with the Annual Meeting of Shareholders to be held May 15, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) Financial Statements:

          Our financial statements and supplementary financial information for the years ended December 31, 2000, 1999 and 1998 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 22 through 38 of our Annual Report to the Shareholders for the year ended December 31, 2000, which pages are filed as Exhibit 13.1 hereto.

     (2) Financial Statement Schedule:

          The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 is filed as part of this Report.

     (3) Index to Exhibits:

     Number                                     Title

     2.1 Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed December 17, 1997 (File No. 1-12110).

     2.2 Amendment No. 1, dated February 4, 1998, to the Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed February 5, 1998 (File No. 1-12110).

     2.3 Contribution Agreement, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.4 Agreement of Purchase and Sale, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.2 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

     2.5 Agreement of Purchase and Sale, dated June 26, 1998, by and between NQRS, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.3 to Camden Property Trust's Form 8-K filed July 15, 1998 (Filed No. 1-12110).

     3.1 Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

     3.2 Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-Q filed August 14, 1997 (File No. 1-12110).

     3.3 Second Amended and Restated Bylaws of Camden Property Trust. Incorporated by reference from Exhibit 3.3 to Camden Property Trust's Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

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

     4.11 Form of Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit
               4.11 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     4.12 Form of First Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from
               Exhibit 4.12 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     4.13 Form of Second Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from
               Exhibit 4.13 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     4.14 Form of Underwriting Agreement among Camden Property Trust and the Underwriters dated April 15, 1999 relating to the offering of 7% notes due 2004. Incorporated by reference from Exhibit 1.1 to Camden Property Trust's Form 8-K filed April 20, 1999 (File No. 1-12110).

     4.15 Form of Camden Property Trust 7% Note due 2004. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed April 20, 1999 (File No. 1-12110).

     4.16 Form of Underwriting Agreement among Camden Property Trust and the Underwriters dated February 7, 2001 relating to the offering of 7% notes due 2006 and 7.625% notes dues 2011. Incorporated by reference from Exhibit 1.1 to Camden Property Trust's Form 8-K filed February 20, 2001 (File No. 1-12110).

     4.17 Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed February 20, 2001 (File No. 1-12110).

     4.18 Form of Camden Property Trust 7.625% Note due 2011. Incorporated by reference from Exhibit 4.4 to Camden Property Trust's Form 8-K filed February 20, 2001 (File No. 1-12110).

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

     10.9 Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit 10.1 to Camden Property Trust's Form S-4 filed on February 26, 1997 (File No. 333-22411).

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

     10.15 Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999. Incorporated by reference from Exhibit 10.15 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     10.16 Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999. Incorporated by reference from Exhibit 10.16 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     10.17 Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000. Incorporated by reference from Exhibit 10.17 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     10.18 Amended and Restated 1993 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.18 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     10.19 Camden Property Trust 1999 Employee Share Purchase Plan. Incorporated by reference from Exhibit 10.19 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     10.20 Form of Senior Executive Loan Guaranty between Camden Operating L.P., Camden USA, Inc. and Bank One, NA. Incorporated by reference from Exhibit 10.20 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

     12.1*     Statement re Computation of Ratios

     13.1* Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 2000.

     21.1*     Subsidiaries of Camden Property Trust.

     23.1*     Consent of Deloitte & Touche LLP.

     24.1* Powers of Attorney for Richard J. Campo, D. Keith Oden, G. Steven Dawson, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.

____________________

*Filed herewith.

14(b) Reports on Form 8-K

     Camden Property Trust did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 29, 2001                             CAMDEN PROPERTY TRUST


                                           By: /s/G. Steven Dawson
                                              ----------------------------------
                                           G. Steven Dawson
                                           Chief Financial Officer, Senior Vice
                                           President - Finance  and Secretary




                                           By: /s/Dennis M. Steen
                                              ----------------------------------
                                           Dennis M. Steen
                                           Vice President - Controller, Chief
                                           Accounting Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

      Name                                    Title                     Date

       *
----------------------         Chairman of the Board of Trust     March 29, 2001
Richard J. Campo               Managers and  Chief  Executive
                               Officer  (Principal  Executive
                               Officer)

        *
----------------------         President,   Chief   Operating     March 29, 2001
  D. Keith Oden                Officer and Trust Manager



 /S/G. Steven Dawson
----------------------         Senior Vice President-Finance,     March 29, 2001
G. Steven Dawson               Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial Officer)


/S/Dennis M. Steen
----------------------         Vice President-Controller and      March 29, 2001
Dennis M. Steen                Chief Accounting Officer
                               (Principal Accounting Officer)


       *
----------------------          Trust Manager                     March 29, 2001
William R. Cooper


       *
----------------------          Trust Manager                     March 29, 2001
George A. Hrdlicka


       *
----------------------          Trust Manager                     March 29, 2001
Scott S. Ingraham


       *
----------------------          Trust Manager                     March 29, 2001
Lewis A. Levey


       *
----------------------          Trust Manager                     March 29, 2001
F. Gardner Parker


       *
----------------------          Trust Manager                     March 29, 2001
Steven A. Webster



*By:      /S/G. Steven Dawson
     ---------------------------------
              G. Steven Dawson
                Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(1) are listed below:

                                                                            Page
CAMDEN PROPERTY TRUST

Independent Auditors' Report (included herein) ..............................F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 22 through 38 of our Annual Report to Shareholders for the year ended December 31, 2000):

      Independent Auditors' Report
      Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31,
         2000, 1999 and 1998
      Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998
      Consolidated Statements of Cash Flows for the Years Ended December 31,
         2000, 1999 and 1998
      Notes to Consolidated Financial Statements

     The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation ................... S-1

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Camden Property Trust


We have audited the consolidated financial statements of Camden Property Trust ("Camden") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 7, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 14. This financial statement schedule is the responsibility of Camden's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
February 7, 2001

                                                                    Schedule III
                              CAMDEN PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

(In thousands)

                                                                                   Cost
                                                                               Capitalized
                                                                                Subsequent
                                                                                    to
                                                                               Acquisition
                                                          Initial Cost to          or
             Description                Encumbrances   Camden Property Trust   Development
--------------------------------------- ------------ ------------------------ -------------
                                                                Building and
      Property Name           Location                 Land     Improvements
---------------------------- ----------              --------- -------------
Apartments                      TX      $    29,228  $125,478  $     626,792  $     63,398
Apartments                      AZ            7,982    19,296        129,963         5,966
Apartments                      CA           69,342    48,511        102,191         7,642
Apartments                      CO           32,583    21,907        163,371         3,229
Apartments                      FL           22,169    47,170        334,300        20,278
Apartments                      KY           18,305     5,107         66,524         2,964
Apartments                      MO           52,476    18,148        120,848        10,597
Apartments                      NV           93,431    52,789        371,902        10,646
Apartments                      NC           13,575    11,842         75,099         9,030
Properties under Development    NV                      3,305         10,028
Properties under Development    CA                     29,211         25,230
Properties under Development    TX                     44,711         36,256
                                        ------------ --------- --------------  ------------
     Total                              $   339,091  $427,475  $   2,062,504   $   133,750
                                        ============ ========= ==============  ============

                                               Gross Amount at Which           Accumulated      Date Constructed   Depreciable
             Description                  Carried at December 31, 2000 (a)    Depreciation(a)     or Acquired      Life (Years)
--------------------------------------- ------------------------------------ ----------------- ------------------ --------------
      Property Name           Location    Land      Building       Total
---------------------------- ---------- --------- ------------ -------------
Apartments                      TX      $125,478  $   690,190  $    815,668  $         142,229       1993-             3 - 35
Apartments                      AZ        19,296      135,929       155,225             22,190       1994-             3 - 35
Apartments                      CA        48,511      109,833       158,344              7,674       1998-             3 - 35
Apartments                      CO        21,907      166,600       188,507             12,863       1998-             3 - 35
Apartments                      FL        47,170      354,578       401,748             45,209       1997-             3 - 35
Apartments                      KY         5,107       69,488        74,595              9,103       1997-             3 - 35
Apartments                      MO        18,148      131,445       149,593             26,584       1997-             3 - 35
Apartments                      NV        52,789      382,548       435,337             36,098       1998-             3 - 35
Apartments                      NC        11,842       84,129        95,971             24,773       1997              3 - 35
Properties under Development    NV         3,305       10,028        13,333                          1998-
Properties under Development    CA        29,211       25,230        54,441                          1998-
Properties under Development    TX        44,711       36,256        80,967                          1995-
                                        --------- ------------ ------------- ------------------
     Total                              $427,475  $ 2,196,254  $  2,623,729  $         326,723
                                        ========= ============ ============= ==================


(a) The aggregate cost for federal income tax purposes at December 31,2000 was $2.2 billion.

The changes in total  real estate assets for  the years ended December 31, 2000,
  1999 and 1998 are as follows:
                                             2000         1999         1998
                                          ----------- ------------ ------------
Balance, beginning of period              $2,656,165  $ 2,455,458  $ 1,382,049
Additions during period:
  Acquisition-Oasis                                           888      997,049
  Acquisition-other                                                    139,199
  Development                                 94,444      188,506      193,212
  Improvements                                27,940       33,366       26,108
Deductions during period:
  Cost of real estate sold-Sierra
     Nevada transaction                                               (237,423)
  Cost of real estate sold-other            (154,820)     (22,053)     (44,736)
                                          ----------- ------------ ------------
Balance, end of period                    $2,623,729  $ 2,656,165  $ 2,455,458
                                          =========== ============ ============


The changes in accumulated depreciation for the years ended December 31, 2000,
  1999 and 1998 are as follows:
                                             2000          1999        1998
                                          -----------  ----------- ------------
Balance, beginning of period              $  253,545   $  167,560  $    94,665
  Depreciation                                94,227       87,491       76,740
  Real estate sold                           (21,049)      (1,506)      (3,845)
                                          ----------- ------------ ------------
Balance, end of period                    $  326,723  $   253,545  $   167,560
                                          =========== ============ ============