Form 10-Q
period 2001-03-31
CAMDEN PROPERTY TRUST
filed 2001-05-15
CIK 906345

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                   OR

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

As of May 15, 2001, there were 40,588,875 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             CAMDEN PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                     ASSETS

                                                        March 31,   December 31,
                                                          2001          2000
                                                      ------------  ------------
                                                      (Unaudited)

Real estate assets, at cost:
  Land                                                $   353,465   $   350,248
  Buildings and improvements                            2,140,352     2,124,740
                                                      ------------  ------------
                                                        2,493,817     2,474,988
  Less: accumulated depreciation                         (350,520)     (326,723)
                                                      ------------  ------------
       Net operating real estate assets                 2,143,297     2,148,265
  Properties under development, including land            143,525       148,741
  Investment in joint ventures                             22,380        22,612
                                                      ------------  ------------
       Total real estate assets                         2,309,202     2,319,618
Accounts receivable - affiliates                            3,368         3,236
Notes receivable:
  Affiliates                                                1,800         1,800
  Other                                                    80,152        72,893
Other assets, net                                          25,192        23,923
Cash and cash equivalents                                   4,125         4,936
Restricted cash                                             4,538         4,475
                                                      ------------  ------------
       Total assets                                   $ 2,428,377   $ 2,430,881
                                                      ============  ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable:
    Unsecured                                         $   826,947   $   799,026
    Secured                                               325,748       339,091
  Accounts payable                                         10,982        13,592
  Accrued real estate taxes                                12,503        26,781
  Accrued expenses and other liabilities                   41,029        36,981
  Distributions payable                                    31,080        28,900
                                                      ------------  ------------
    Total liabilities                                   1,248,289     1,244,371

Minority Interests:
  Units convertible into perpetual preferred shares       149,815       149,815
  Units convertible into common shares                     59,961        60,562
                                                      ------------  ------------
    Total minority interests                              209,776       210,377

7.33% Convertible Subordinated Debentures                      14         1,950

Shareholders' Equity:
  Convertible preferred shares of beneficial interest          42            42
  Common shares of beneficial interest                        451           450
  Additional paid-in capital                            1,320,052     1,312,323
  Distributions in excess of net income                  (161,469)     (153,972)
  Unearned restricted share awards                        (10,798)       (6,680)
  Less: treasury shares, at cost                         (177,980)     (177,980)
                                                      ------------  ------------
    Total shareholders' equity                            970,298       974,183
                                                      ------------  ------------
       Total liabilities and shareholders' equity     $ 2,428,377   $ 2,430,881
                                                      ============  ============

                 See Notes to Consolidated Financial Statements.

                       CAMDEN PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)

                                                               Three Months
                                                              Ended March 31,
                                                        ------------------------
                                                           2001           2000
                                                        -----------  -----------
Revenues
   Rental income                                        $   92,210   $   89,518
   Other property income                                     6,951        6,363
                                                        -----------  -----------
      Total property income                                 99,161       95,881
   Equity in income of joint ventures                        2,696          257
   Fee and asset management                                  1,543        1,709
   Other income                                              1,954          867
                                                        -----------  -----------
      Total revenues                                       105,354       98,714
                                                        -----------  -----------

Expenses
   Property operating and maintenance                       28,159       27,706
   Real estate taxes                                        10,066        9,990
   General and administrative                                3,283        3,139
   Impairment provision for technology investments           1,090
   Interest                                                 17,143       16,584
   Depreciation and amortization                            24,496       24,599
                                                        -----------  -----------
      Total expenses                                        84,237       82,018
                                                        -----------  -----------

Income before gain on sales properties and
   minority interests                                       21,117       16,696
Gain on sales of properties                                  1,716        1,933
                                                        -----------  -----------
Income before minority interests                            22,833       18,629

Income allocated to minority interests
   Distributions on units convertible into
      perpetual preferred shares                            (3,218)      (3,218)
   Income allocated to units convertible into
      common shares                                         (1,071)        (392)
                                                        -----------  -----------
      Total income allocated to minority interests          (4,289)      (3,610)
                                                        -----------  -----------
Net income                                                  18,544       15,019
Preferred share dividends                                   (2,343)      (2,343)
                                                        -----------  -----------
Net income to common shareholders                       $   16,201   $   12,676
                                                        ===========  ===========

Basic earnings per share                                $     0.43   $     0.33
Diluted earnings per share                              $     0.41   $     0.31

Distributions declared per common share                 $    0.610   $   0.5625

Weighted average number of common shares
   outstanding                                              37,975       38,492

Weighted average number of common and
   common dilutive equivalent shares outstanding            39,570       41,575


                 See Notes to Consolidated Financial Statements.

                      CAMDEN PROPERTY TRUST
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)

                                                                       Three Months
                                                                      Ended March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                   $   18,544   $   15,019
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                 24,496       24,599
      Equity in income of joint ventures, net of cash received         791          501
      Gain on sale of properties                                    (1,716)      (1,933)
      Income allocated to units convertible into common shares       1,071          392
      Accretion of discount on unsecured notes payable                 119           98
      Net change in operating accounts                              (7,741)     (10,186)
                                                                -----------  -----------
         Net cash provided by operating activities                  35,564       28,490

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets                                  (18,855)     (38,484)
   Net proceeds from sale of properties                              6,549       20,056
   Increase in investment in joint ventures                           (559)
   Increase in notes receivable                                     (7,259)      (9,058)
   Other                                                            (2,129)        (377)
                                                                -----------  -----------
      Net cash used in investing activities                        (22,253)     (27,863)

CASH FLOW FROM FINANCING ACTIVITIES
   Net (decrease) increase in unsecured lines of credit and
      short-term borrowings                                        (70,000)      37,000
   Proceeds from notes payable                                     197,802
   Proceeds from issuance of preferred units, net                                17,136
   Repayment of notes payable                                     (113,343)      (1,242)
   Distributions to shareholders and minority interests            (28,544)     (27,101)
   Repurchase of common shares and units                                        (26,306)
   Other                                                               (37)          53
                                                                -----------  -----------
         Net cash used in financing activities                     (14,122)        (460)
                                                                -----------  -----------
         Net (decrease) increase in cash and cash equivalents         (811)         167
Cash and cash equivalents, beginning of period                       4,936        5,517
                                                                -----------  -----------
Cash and cash equivalents, end of period                        $    4,125   $    5,684
                                                                ===========  ===========

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized          $   11,722   $   15,078
   Interest capitalized                                              3,103        4,162

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Conversion of 7.33% subordinated debentures to common
      shares, net                                               $    1,936   $      629
   Value of shares issued under benefit plans, net                   5,039        4,759
   Conversion of operating partnership units to common shares           90


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Interim Unaudited Financial Information

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

     Camden Property Trust is a real estate company with activities related to the ownership, development, construction and management of multifamily apartment communities in the Southwest, Southeast, Midwest and Western regions of the United States. At March 31, 2001, we owned interests in, operated or were developing 146 multifamily properties containing 52,318 apartment homes located in nine states. Three of our multifamily properties containing 1,538 apartment homes were under development at March 31, 2001. One of our newly developed multifamily properties containing 322 apartment homes was in lease-up at March 31, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first quarter of 2001, stabilization occurred at the following two properties totaling 924 apartment homes: The Park at Oxmoor in Louisville and The Park at Lee Vista in Orlando. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. Additionally, construction continued at three properties totaling 1,538 apartment homes: The Park at Farmers Market, Phase I in Dallas, The Park at Crown Valley in Mission Viejo and Camden Harbour View in Long Beach. We have begun leasing at the Dallas and Mission Viejo properties, and are expected to begin leasing during the third quarter of 2002 at the property in Long Beach.

     Dispositions during the first quarter of 2001 included one parcel of land totaling 15.2 acres located in Houston and two operating properties with a total of 556 apartment homes located in North Carolina. The proceeds from the land sale totaled $6.4 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $2.6 million, are included in "Equity in income of joint ventures".

Real Estate Assets at Cost

     We capitalized $4.1 million and $6.7 million in the three months ended March 31, 2001 and 2000, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.

Property Operating and Maintenance Expenses

     Property operating and maintenance expenses included normal repairs and maintenance totaling $6.9 million for the three months ended March 31, 2001, compared to $7.0 million for the three months ended March 31, 2000.

Common Share Dividend Declaration

     In March 2001, we announced that our Board of Trust Managers had declared a dividend of $0.61 per share for the first quarter of 2001 which was paid on April 17, 2001 to all common shareholders of record as of March 30, 2001. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

Preferred Share Dividend Declaration

     In March 2001, we announced that our Board of Trust Managers had declared a quarterly dividend on our preferred shares of $0.5625 per share payable May 15, 2001 to all preferred shareholders of record as of March 30, 2001.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations, or cash flows.

Earnings Per Share

     The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:


                                                                       Three Months
                                                                      Ended March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                -----------  -----------
Basic earnings per share:
   Weighted average common shares outstanding                       37,975       38,492
                                                                ===========  ===========
      Basic earnings per share                                  $     0.43   $     0.33
                                                                ===========  ===========

Diluted earnings per share:
   Weighted average common shares outstanding                       37,975       38,492
   Shares issuable from assumed conversion of:
      Common share options and awards granted                        1,022          533
      Units convertible into common shares                             573        2,550
                                                                -----------  -----------
   Weighted average common shares outstanding, as adjusted          39,570       41,575
                                                                ===========  ===========
      Diluted earnings per share                                $     0.41   $     0.31
                                                                ===========  ===========

Earnings for basic and diluted computation:
   Net income                                                   $   18,544   $   15,019
   Less: Preferred share dividends                                  (2,343)      (2,343)
                                                                -----------  -----------
   Net income to common shareholders
      (Basic diluted earnings per share computation)                16,201       12,676
   Income allocated to operating partnership units                                  392
                                                                -----------  -----------
   Net income to common shareholders, as adjusted
      (Diluted earnings per share computation)                  $   16,201   $   13,068
                                                                ===========  ===========

2.     Notes Receivable

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage nine multifamily projects containing a total of 3,112 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At March 31, 2001 and 2000, these notes had principal balances totaling $78.0 million and $37.2 million, respectively, and we anticipate funding up to an aggregate of $110 million in connection with these projects. We earn fees for managing the development, construction and eventual operations of these properties. The related fees we earned for these projects totaled $249,000 and $829,000 million for the quarters ended March 31, 2001 and 2000, respectively. We have begun construction on four of these projects, and initial occupancy has begun on three of the projects. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model.

     The following is a detail of our third party construction subject to notes receivable.

                                                Number of  Estimated     Estimated/     Estimated/
                                                Apartment  Cost          Actual Date    Actual Date of
 Property and Location                            Homes    ($ millions)  of Completion  Stabilization
----------------------------------------------- ---------  ------------  -------------  --------------
 Stabilized
 Pecos Ranch
    Phoenix, AZ                                      272   $        21        4Q00          1Q01

 In lease-up
 Marina Pointe II
    Tampa, FL                                        352            30        1Q01          3Q01
 Creekside
    Denver, CO                                       279            32        2Q01          4Q01

 Under Construction
 Ybor City
    Tampa, FL                                        454            40        4Q01          3Q02

 Pre-Development
 Little Italy
    San Diego, CA                                    160            32
 Otay Ranch
    San Diego, CA                                    422            57
 California Oaks
    Murietta, CA                                     264            35
 Lee Vista II
    Orlando, FL                                      366            31
 Midtown West
    Houston, TX                                      543            54
                                                ---------  ------------
Total Third Party Development                      3,112   $       332
                                                =========  ============



3.   Technology Investments

     During 2000, our Board of Trust Managers authorized us to invest in non-real estate initiatives, including investments in e-commerce initiatives with other multi-family real estate owners. These investments may be made in companies that will provide our residents with a broad range of real estate technology services including high-speed data, video and entertainment services, as well as resident portals. These portals will provide our residents with a variety of online services, including online rental payments and maintenance requests, which we believe will improve their overall living experience.

     As of March 31, 2001, we had $4.2 million invested into various e-commerce companies that will provide a broad range of internet-based services to our residents. These investments are being accounted for under the cost method and are included in other assets in our consolidated financial statements. In addition to our investments, we have $2.2 million in notes receivable from other web-based companies.

     During the first quarter of 2001, we expensed $1.1 million of e-commerce investments relating to BroadBand Residential Inc. The $1.1 million included a note receivable of approximately $600,000, and represented our total investment, including notes receivable, in BroadBand Residential at the time of the write-off.

4.   Notes Payable

     The following is a summary of our indebtedness:

(In millions)

                                                                 March 31,   December 31,
                                                                    2001          2000
                                                                -----------  ------------
Unsecured Line of Credit and Short Term Borrowings              $    126.0   $     196.0

Senior Unsecured Notes
   6.73% - 6.76% Notes, due 2001                                      50.0         150.0
   7.03% Notes, due 2003                                              50.0          50.0
   7.14% Notes, due 2004                                             199.3         199.2
   7.16% - 7.28% Notes, due 2006                                     173.9         124.3
   7.78% Notes, due 2011                                             148.3
                                                                -----------  ------------
                                                                     621.5         523.5

Medium Term Notes
   6.68% - 6.74% Notes, due 2002                                      34.5          34.5
   6.88% - 7.17% Notes, due 2004                                      30.0          30.0
   7.64% Notes, due 2009                                              15.0          15.0
                                                                -----------  ------------
                                                                      79.5          79.5

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009        224.4         237.6
   5.20% - 7.29% Tax-exempt Mortgage Notes, due 2007 - 2028          101.3         101.5
                                                                -----------  ------------
                                                                     325.7         339.1

                                                                -----------  ------------
Total Notes Payable                                             $  1,152.7   $   1,138.1
                                                                ===========  ============



     We have a $400 million line of credit with a group of 14 banks which matures August 2003. The scheduled interest rate is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. At quarter end, we were in compliance with all covenants and limitations.

     On February 7, 2001, we issued from our $750 million shelf registration an aggregate principal amount of $50 million of 7% five-year senior unsecured notes maturing on February 15, 2006 and $150 million of 7.625% ten-year senior unsecured notes maturing on February 15, 2011. Interest on the notes is payable semiannually on February 15 and August 15, commencing on August 15, 2001. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make- whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $197.8 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit.

     At March 31, 2001, the weighted average interest rate on floating rate debt was 5.84%.

5.     Net Change in Operating Accounts

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:


(In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------

Decrease (increase) in assets:
   Accounts receivable - affiliates                       $     208   $     167
   Other assets, net                                          4,634      (4,379)
   Restricted cash                                              (63)        318

Increase (decrease) in liabilities:
   Accounts payable                                          (2,610)      2,294
   Accrued real estate taxes                                (13,980)    (12,184)
   Accrued expenses and other liabilities                     4,070       3,598
                                                          ----------  ----------
      Net change in operating accounts                    $  (7,741)  $ (10,186)
                                                          ==========  ==========

6.   Convertible Subordinated Debentures

     In April 1994, we issued $86.3 million aggregate principal amount of 7.33% Convertible Subordinated Debentures which matured April 1, 2001. The debentures were convertible at any time prior to maturity into our common shares, subject to adjustments under certain circumstances. As of March 31, 2001, $86.2 million in principal amount of the debentures had been converted to 3.6 million common shares. In addition, $3.2 million of unamortized debenture issue costs have been reclassified to additional paid-in- capital

7.   Preferred Units

     In 1999, our operating partnership issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units. Also during 1999 and 2000, our operating partnership issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into corresponding Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

8.   Restricted Share and Option Awards

     During the first three months of 2001, we granted 239,703 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We granted no options during the quarter ended March 31, 2001. During the three month period ended March 31, 2001, previously granted options to purchase 77,041 shares became exercisable and 312,495 restricted shares vested.

9.   Securities Repurchase Program

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. As of March 31, 2001, we had repurchased 6,857,726 common shares and redeemed 105,814 units convertible in to common shares for a total cost of $178.0 million and $2.9 million, respectively.

10.  Convertible Preferred Shares

     The 4,165,000 preferred shares paid a cumulative dividend quarterly in arrears in an amount equal to $2.25 per share per annum. The preferred shares generally had no voting rights and had a liquidation preference of $25 per share plus accrued and unpaid distributions. The preferred shares were convertible at the option of the holder at any time into common shares at a conversion price of $32.4638 per common share (equivalent to a conversion rate of 0.7701 per common share for each preferred share), subject to adjustment in certain circumstances. The preferred shares were not redeemable prior to April 30, 2001.

     Subsequent to quarter end, we announced that we would redeem all of our issued and outstanding preferred shares on April 30, 2001 at a redemption price of $25.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends as of April 30, 2001. Prior to redemption, 3.1 million preferred shares were converted into 2.4 million common shares. The remaining preferred shares were redeemed for an aggregate of $27.1 million using funds available under our unsecured line of credit.

11. Contingencies

     Prior to our merger with Oasis Residential, Inc. in April 1998, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act (the "Fair Housing Act") as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendant's policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2000 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust ("REIT") and environmental uncertainties and natural disasters.

Business

     Camden Property Trust is a real estate investment trust which reports as a single business segment. At March 31, 2001, we owned interests in, operated or were developing 146 multifamily properties containing 52,318 apartment homes located in nine states. Three of our multifamily properties containing 1,538 apartment homes were under development at March 31, 2001. One of our newly developed multifamily properties containing 332 apartment homes was in lease-up at March 31, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first quarter of 2001, stabilization occurred at the following two properties totaling 924 apartment homes: The Park at Oxmoor in Louisville and The Park at Lee Vista in Orlando. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. Additionally, construction continued at three properties totaling 1,538 apartment homes: The Park at Farmers Market, Phase I in Dallas, The Park at Crown Valley in Mission Viejo and Camden Harbour View in Long Beach. We have begun leasing at the Dallas and Mission Viejo properties, and are expected to begin leasing during the third quarter of 2002 at the property in Long Beach.

     Dispositions during the first quarter of 2001 included one parcel of land totaling 15.2 acres located in Houston and two operating properties with a total of 556 apartment homes located in North Carolina. The proceeds from the land sale totaled $6.4 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $2.6 million, are included in "Equity in income of joint ventures".

Property Portfolio

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development is summarized as follows:


                                               March 31, 2001     December 31, 2000
                                           -------------------- ---------------------
                                           Apartment            Apartment
                                             Homes   Properties   Homes    Properties
                                           --------- ---------- ---------  ----------
Operating Properties
  West
    Las Vegas, Nevada (a)                    10,653       37      10,653       37
    Denver, Colorado (a)                      2,529        8       2,529        8
    Phoenix, Arizona                          1,837        6       1,837        6
    Southern California                       1,272        3       1,272        3
    Tucson, Arizona                             821        2         821        2
    Reno, Nevada                                450        1         450        1

  Central
    Dallas, Texas (a)                         8,447       23       8,447       23
    Houston, Texas                            7,190       16       7,190       16
    St. Louis, Missouri                       2,123        6       2,123        6
    Austin, Texas                             1,745        6       1,745        6
    Corpus Christi, Texas                     1,663        4       1,663        4
    Kansas City, Missouri                       596        1         596        1

  East
    Tampa, Florida                            5,023       11       5,023       11
    Orlando, Florida                          2,804        6       2,804        6
    Charlotte, North Carolina (a)             1,659        6       1,879        7
    Louisville, Kentucky                      1,448        5       1,448        5
    Greensboro, North Carolina (a)              520        2         856        3
                                           --------- ---------- ---------  ----------
      Total Operating Properties             50,780      143      51,336      145
                                           --------- ---------- ---------  ----------

Properties Under Development
  West
    Southern California                         918        2         918        2
Central
    Dallas, Texas                               620        1         620        1
                                           --------- ---------- ---------  ----------
      Total Properties Under Development      1,538        3       1,538        3
                                           --------- ---------- ---------  ----------
      Total Properties                       52,318      146      52,874      148
                                           --------- ---------- ---------  ----------

Less: Joint Venture Properties (a)            5,947       21       6,503       23
                                           --------- ---------- ---------  ----------
      Total Properties Owned 100%            46,371      125      46,371      125
                                           ========= ========== =========  ==========



(a) The figures include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas (and two properties with 556 apartment homes in North Carolina at December 31, 2000) in which we own a 44% interest, the remaining interest is owned by unaffiliated private investors; one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 4,919 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private pension fund

     At March 31, 2001, we had one completed property under lease-up as follows:

                                         Number of                           Estimated
                                Product  Apartment  % Leased    Date of       Date of
Property and Location            Type      Homes    at 5/1/01  Completion  Stabilization
------------------------------  -------  ---------  ---------  ----------  -------------
The Park at Arizona Center
   Phoenix, AZ                   Urban       332        83%       1Q00          3Q01


     At March 31, 2001, we had three development properties in various stages of construction as follows:


                                                        Number of                           Estimated
                                               Product  Apartment  % Leased    Date of       Date of
Property and Location                           Type      Homes    at 5/1/01  Completion  Stabilization
---------------------------------------------  -------  ---------  ---------  ----------  -------------
In Lease-Up
The Park at Farmers Market, Phase I
   Dallas, TX                                   Urban       620     $  59.9       2Q01        4Q01
The Park at Crown Valley
   Mission Viejo, CA                            Garden      380        58.5       3Q01        4Q01
Under Construction
Camden Harbour View
   Long Beach, CA                               Urban       538       120.0       2Q03        2Q04
                                               -------  ---------  ---------  ----------  -------------
      Total for three development properties              1,538    $  238.4
                                                        =========  =========



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

     Properties under development in our consolidated financial statements includes $90.7 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California. Of this amount, $38.2 million relates to two of our current development projects - The Park at Farmers Market in Dallas and Camden Harbour View in Long Beach. We have an additional $24.0 million invested in Dallas, which we may use for the future development of Farmers Market, Phase II, and we are also in the construction phase of for-sale townhomes in this area. We have $28.5 million invested in additional land under development in Houston and Long Beach. We are currently in the planning phase with respect to these properties to determine whether to further develop apartment homes in these areas. We may also sell certain parcels of all three properties to third parties for commercial and retail development.

Comparison of the Quarter Ended March 31, 2001 and March 31, 2000

     Earnings before interest, depreciation and amortization increased $4.9 million, or 8.4%, from $57.9 million to $62.8 million for the three months ended March 31, 2000 and 2001, respectively. The weighted average number of apartment homes for the first quarter of 2001 decreased by 1,877 apartment homes, or 4.2%, from 46,915 to 45,038. Total operating properties were 122 and 133 at March 31, 2001 and 2000, respectively. The 45,038 weighted average apartment homes and the 122 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Revenues from our rental operations comprised 94% and 97% of our total revenues for the quarters ended March 31, 2001 and 2000, respectively. The decrease in rental revenue as a percent of total revenue is due to the increase in Equity in income of joint ventures, which increased as a result of gains recognized from the sale of two properties held in a joint venture. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income increased $2.8 million, or 4.7%, from $58.2 million to $60.9 million for the quarters ended March 30, 2000 and 2001, respectively.

     Rental income for the quarter ended March 31, 2001 increased $2.7 million, or 3.0%, over the quarter ended March 31, 2000. Rental income per apartment home per month increased $46 or 7.2%, from $636 to $682 for the first quarters of 2000 and 2001, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Additionally, properties sold in 2000 had average rental rates which were significantly lower than the portfolio average. Overall average occupancy increased from 93.0% for the quarter ended March 31, 2000 to 94.7% for the quarter ended March 31, 2001.

     Other property income increased $588,000 from $6.4 million to $7.0 million for the three months ended March 31, 2000 and 2001, respectively, which represents a monthly increase of $6 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable and water.

     Equity in income of joint ventures increased $2.4 million over the first quarter 2000, primarily from gains recognized in one of our joint ventures from the sale of two properties totaling 556 apartment homes. Other income increased $1.1 million for the quarter ended March 31, 2001 compared to the same period in 2000. This increase was due to interest earned on our third party construction notes receivable.

     Property operating and maintenance expenses increased $450,000, or 1.6%, from $27.7 million for the quarter ended March 31, 2000 to $28.2 million for the quarter ended March 31, 2001. On an annualized basis, property operating and maintenance expenses increased $137 per unit, or 6.7%. This increase is primarily due to increases in salary and benefit expenses per unit, as well as an increase in property insurance costs. Property operating and maintenance expenses as a percent of total property income decreased from 28.9% to 28.4% for the quarters ended March 31, 2000 and 2001, respectively. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties. Also, the operating expense ratios for the properties sold in 2000 were higher than the portfolio average.

     Real estate taxes increased $75,000 from $10.0 million to $10.1 million for the first quarters of 2000 and 2001, respectively, which represents an annual increase of $42 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $144,000 from $3.1 million to $3.3 million, but decreased as a percent of revenues from 3.2% to 3.1% for the quarters ended March 31, 2000 and 2001 respectively.

     Interest expense increased from $16.6 million to $17.1 million primarily due to interest on new development and funding of third party construction notes receivable. Interest capitalized was $3.1 million and $4.2 million for the quarters ended March 31, 2001 and 2000, respectively.

     Depreciation and amortization decreased from $24.6 million to $24.5 million. This decrease was due primarily to the sale of eleven properties in the third quarter of 2000, offset by new development and capital improvements.

     During the first quarter of 2001, we expensed $1.1 million of e-commerce investments relating to BroadBand Residential Inc. The $1.1 million included a note receivable of approximately $600,000, and represented our total investment, including notes receivable, in BroadBand Residential at the time of the write-off.

     Gains on sale of properties for the quarter ended March 31, 2001 totaled $1.7 million due to the sale of 15.2 acres of undeveloped land located in Houston. Gains on sales of properties of $1.9 million for the quarter ended March 31, 2000 related to the sale of a mini-storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston.

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

     The interest expense coverage ratio, net of capitalized interest, was 3.7 and 3.5 times for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000, 76.7% and 76.1%, respectively, of our properties (based on invested capital) were unencumbered.

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

     We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the three months ended March 31, 2000, we incurred $15.1 million in development costs and no acquisition costs. We are developing three properties at an aggregate cost of approximately $238.4 million, $132.0 million of which was incurred through March 31, 2001. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Additionally, over the next three years, we will continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction.

     During the first quarter of 2000 we sold 15.2 acres of undeveloped land located in Houston. Net proceeds from these sales were approximately $6.4 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

     Net cash provided by operating activities totaled $35.6 million for the quarter ended March 31, 2001, an increase of $7.1 million, or 24.8%, over the same period in 2000. This increase was attributable to a $2.8 million increase in net operating income from the real estate portfolio for the quarter ended March 31, 2001 as compared to the same period in 2000, and an increase of $680,000 in income allocated to units convertible into common shares due to the sale of two properties held in a joint venture. Also, other assets increased $1.3 million, primarily from increases in technology investments.

     Net cash used in investing activities totaled $22.3 million for the quarter ended March 31, 2001 compared to $27.9 million for the same period in 2000. Total real estate assets, before accumulated depreciation, increased $13.6 million for the quarter ended March 31, 2001, compared to $18.5 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, net cash flows provided by investing activities related to $6.5 million in net proceeds received from property dispositions. This increase in cash was offset by expenditures for property development and capital improvements totaling $15.1 million and $4.1 million, respectively for the quarter ended March 31, 2001. For the quarter ended March 31, 2000, expenditures for property development and capital improvements were $30.4 million and $6.7 million, respectively. Additionally, we received $20.1 million in net proceeds for property dispositions during the quarter ended March 31, 2000.

     Net cash used in financing activities totaled $14.1 million for the quarter ended March 31, 2001 compared to $460,000 for the quarter ended March 31, 2000. During the quarter ended March 31, 2001, we paid distributions totaling $28.5 million. We also received proceeds totaling $197.8 million from the issuance of senior unsecured notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $70.0 million and $113.3 million, respectively, for the quarter ended March 31, 2001. During the quarter ended March 31, 2000, we paid $27.1 million for distributions and repurchased $26.3 million common shares and units convertible into common shares. These payments were funded by the increase in borrowings under our line of credit of $37.0 million. Additionally, during the quarter ended March 31, 2000, we received proceeds of $17.1 million from the issuance of preferred units.

     In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management's opinion, without reducing our financial flexibility. At March 31, 2001, we had repurchased approximately 6.9 million common shares and redeemed approximately 106,000 units at a total cost of $180.9 million.

     In March 2001, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.61 per share for the first quarter of 2001 which was paid on April 17, 2001 to all common shareholders of record as of March 30, 2001. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

     In March 2001, we declared a quarterly dividend on our preferred shares in the amount of $0.5625 per share payable May 15, 2001 to all preferred shareholders of record as of March 30, 2001.

     Subsequent to quarter end, we announced that we would redeem all of our issued and outstanding preferred shares on April 30, 2001 at a redemption price of $25.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends as of April 30, 2001. Prior to redemption, 3.1 million preferred shares were converted into 2.4 million common shares. The remaining preferred shares were redeemed for an aggregate of $27.1 million using funds available under our unsecured line of credit.

     As of March 31, 2001, we had senior unsecured debt totaling $826.9 million and secured mortgage loans totaling $325.8 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.6 years as of March 31, 2001. Scheduled principal repayments on all notes payable outstanding at March 31, 2001 is as follows:

(In thousands)

                Year                       Amount
                ----                    -----------

                2001                    $    54,056
                2002                         40,216
                2003                        251,247
                2004                        235,044
                2005                         61,677
                2006 and thereafter         510,455
                                        -----------
                Total                   $ 1,152,695
                                        ===========

     The scheduled principal repayments in 2001 include $50.0 million senior unsecured notes, which were issued in November 1996 and which we expect to repay from the unsecured line of credit.

Financial Flexibility

     We have a $400 million line of credit with a group of 14 banks which matures August 2003. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of nine months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates comparable to or below those available under the unsecured line of credit.

     As of March 31, 2001, we had $274 million available under the unsecured line of credit and $550 million available under our universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

     On February 7, 2001, we issued from our $750 million shelf registration an aggregate principal amount of $50 million of 7% five-year senior unsecured notes maturing on February 15, 2006 and $150 million of 7.625% ten-year senior unsecured notes maturing on February 15, 2011. Interest on the notes is payable semiannually on February 15 and August 15, commencing on August 15, 2001. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $197.8 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit.

     At March 31, 2001, the weighted average interest rate on floating rate debt was 5.84%.

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

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the quarter ended March 31, 2001 increased $2.0 million over the quarter ended March 31, 2000. On a per share basis, diluted FFO for the quarter ended March 31, 2001 increased approximately 5.9% over the same period in 2000. The increase in diluted FFO was primarily due to a $2.8 million increase in net operating income from our real estate portfolio for the quarter ended March 31, 2001 compared to the same period in 2000.

The calculation of basic and diluted FFO for the three months ended March 31, 2001 and 2000 follows:
(In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                   2001        2000
                                                                ----------  ----------
Funds from operations:
  Net income to common shareholders                             $  16,201   $  12,676
  Real estate depreciation                                         23,807      23,802
  Adjustments for unconsolidated ventures                             972         809
  Gain on sales of properties held in unconsolidated ventures      (2,567)
  Gain on sales of properties                                      (1,716)     (1,933)
                                                                ----------  ----------
Funds from operations - basic                                      36,697      35,354
  Preferred share dividends                                         2,343       2,343
  Income allocated to operating partnership units                   1,071         392
  Interest on convertible subordinated debentures                      33          44
  Amortization of deferred costs on convertible debentures              1           6
                                                                ----------  ----------
Funds from operations - diluted                                 $  40,145   $  38,139
                                                                ==========  ==========

Weighted average shares - basic                                    37,975      38,492
  Common share options and awards granted                           1,022         533
  Preferred shares                                                  3,207       3,207
  Minority interest units                                           2,539       2,550
  Convertible subordinated debentures                                  79         127
                                                                ----------  ----------
  Weighted average shares - diluted                                44,822      44,909
                                                                ==========  ==========


Inflation

     We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to our ability to adjust rental rates to market levels as leases expire.

Impact of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Current report on Form 8-K dated February 12, 2001 and filed with the Commission on February 20, 2001, contained information under
               Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



       /s/ G. Steven Dawson                                    May 15, 2001
-----------------------------------------               ------------------------
G. Steven Dawson                                        Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer




       /s/ Dennis M. Steen                                     May 15, 2001
-----------------------------------------               ------------------------
Dennis M. Steen                                         Date
Vice President - Controller and Chief
Accounting Officer