Form 10-Q
period 2001-06-30
CAMDEN PROPERTY TRUST
filed 2001-08-08
CIK 906345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

                         Commission file number: 1-12110

                              CAMDEN PROPERTY TRUST
         (Exact Name of Registrant as Specified in Its Charter)

                     TEXAS                                76-6088377
      (State or Other Jurisdiction of          I.R.S. Employer Identification
     Incorporation or Organization)                         Number)

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

As of August 3, 2001, there were 40,735,751 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              CAMDEN PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                     ASSETS
                                                                June 30,        December 31,
                                                                  2001              2000
                                                             ----------------  ---------------
                                                                (Unaudited)
Real estate assets, at cost:
   Land                                                      $      359,150    $     350,248
   Buildings and improvements                                     2,190,177        2,124,740
                                                             ---------------   --------------
                                                                  2,549,327        2,474,988
   Less: accumulated depreciation                                  (374,696)        (326,723)
                                                             ---------------   --------------
        Net operating real estate assets                          2,174,631        2,148,265
   Properties under development, including land                     128,610          148,741
   Investment in joint ventures                                      20,380           22,612
                                                             ---------------   --------------
        Total real estate assets                                  2,323,621        2,319,618
Accounts receivable - affiliates                                      3,733            3,236
Notes receivable:
   Affiliates                                                         1,800            1,800
   Other                                                             79,323           72,893
Other assets, net                                                    30,990           23,923
Cash and cash equivalents                                             2,576            4,936
Restricted cash                                                       4,538            4,475
                                                             ---------------   --------------
        Total assets                                         $    2,446,581    $   2,430,881
                                                             ===============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable:
      Unsecured                                              $      871,079    $     799,026
      Secured                                                       324,386          339,091
   Accounts payable                                                  14,309           13,592
   Accrued real estate taxes                                         20,967           26,781
   Accrued expenses and other liabilities                            39,553           36,981
   Distributions payable                                             30,262           28,900
                                                             ---------------   --------------
      Total liabilities                                           1,300,556        1,244,371

Minority Interests:
   Units convertible into perpetual preferred shares                149,815          149,815
   Units convertible into common shares                              57,849           60,562
                                                             ---------------    -------------
      Total minority interests                                      207,664          210,377

7.33% Convertible Subordinated Debentures                                              1,950

Shareholders' Equity:
   Convertible preferred shares of beneficial interest                                    42
   Common shares of beneficial interest                                 475              450
   Additional paid-in capital                                     1,294,534        1,312,323
   Distributions in excess of net income                           (169,787)        (153,972)
   Unearned restricted share awards                                 (10,434)          (6,680)
   Less: treasury shares, at cost                                  (176,427)        (177,980)
                                                             ---------------   --------------
      Total shareholders' equity                                    938,361          974,183
                                                             ---------------   --------------
         Total liabilities and shareholders' equity          $    2,446,581    $   2,430,881
                                                             ===============   ==============

                                                  CAMDEN PROPERTY TRUST
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

(In thousands, except per share amounts)
                                                                       Three Months               Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                --------------------------  -------------------------
                                                                   2001           2000          2001         2000
                                                                -----------   ------------  ------------  -----------
Revenues
   Rental income                                                 $   93,116    $   91,660   $  185,326    $  181,178
   Other property income                                              7,372         6,613       14,323        12,976
                                                                 -----------   -----------  -----------   -----------
      Total property income                                         100,488        98,273      199,649       194,154
   Equity in income of joint ventures                                   228           223        2,924           480
   Fee and asset management                                           1,720         1,217        3,263         2,926
   Other income                                                       2,124         1,614        4,078         2,481
                                                                  -----------   -----------  -----------   -----------
      Total revenues                                                104,560       101,327      209,914       200,041
                                                                  -----------   -----------  -----------   -----------

Expenses
   Property operating and maintenance                                28,205        28,274       56,364        55,980
   Real estate taxes                                                 10,448        10,044       20,514        20,034
   General and administrative                                         3,109         3,626        6,392         6,765
   Impairment provision for technology investments                                               1,090
   Interest                                                          17,774        17,605       34,917        34,189
   Depreciation and amortization                                     24,848        25,244       49,344        49,843
                                                                 -----------   -----------  -----------   -----------
      Total expenses                                                 84,384        84,793      168,621       166,811
                                                                 -----------   -----------  -----------   -----------

Income before gain on sales of properties and minority interests     20,176        16,534       41,293        33,230
Gain on sales of properties                                             656                      2,372         1,933
                                                                 -----------   -----------  -----------   -----------
Income before minority interests                                     20,832        16,534       43,665        35,163
Income allocated to minority interests
   Distributions on units convertible into perpetual
      preferred shares                                               (3,218)       (3,190)      (6,436)       (6,408)
   Income allocated to units convertible into common shares            (478)         (407)      (1,549)         (799)
                                                                 -----------   -----------  -----------   -----------
           Total income allocated to minority interests              (3,696)       (3,597)      (7,985)       (7,207)
                                                                 -----------   -----------  -----------   -----------
Net income                                                           17,136        12,937       35,680        27,956
Preferred share dividends                                              (202)       (2,343)      (2,545)       (4,686)
                                                                 -----------   -----------  -----------   -----------
Net income to common shareholders                                $   16,934    $   10,594   $   33,135    $   23,270
                                                                 ===========   ===========  ===========   ===========

Basic earnings per share                                         $     0.43    $     0.28   $     0.85    $     0.61
Diluted earnings per share                                       $     0.40    $     0.27   $     0.82    $     0.58

Distributions declared per common share                          $     0.61    $   0.5625   $     1.22    $    1.125

Weighted average number of common shares
     outstanding                                                     39,797        37,927       38,891        38,210
Weighted average number of common and
common dilutive equivalent shares outstanding                        44,525        41,146       42,512        41,361



                See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

(In thousands)
                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                        --------------------------
                                                                                           2001           2000
                                                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                           $   35,680     $   27,956
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         49,344         49,843
      Equity in income of joint ventures, net of cash received                               3,359            779
      Gain on sale of properties                                                            (2,372)        (1,933)
      Income allocated to units convertible into common shares                               1,549            799
      Accretion of discount on unsecured notes payable                                         251            198
      Net change in operating accounts                                                         419         (5,088)
                                                                                        -----------    -----------
           Net cash provided by operating activities                                        88,230         72,554

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets                                                          (59,629)       (73,536)
   Net proceeds from sale of properties                                                      8,914         20,056
   Increase in investment in joint ventures                                                 (1,136)
   Increase in notes receivable                                                            (13,665)        (6,300)
   Decrease in notes receivable                                                              7,235
   Other                                                                                    (3,470)          (783)
                                                                                        -----------    -----------
      Net cash used in investing activities                                                (61,751)       (60,563)

CASH FLOW FROM FINANCING ACTIVITIES
   Net (decrease) increase in unsecured lines of credit and short-term borrowings          (26,000)        52,000
   Proceeds from notes payable                                                             211,227
   Proceeds from issuance of preferred units, net                                                          17,136
   Repayment of notes payable                                                             (128,130)        (2,507)
   Distributions to shareholders and minority interests                                    (59,444)       (55,605)
   Repurchase of preferred shares                                                          (26,922)
   Repurchase of common shares and units convertible into common shares                                   (26,306)
   Other                                                                                       430            786
                                                                                        -----------    -----------
      Net cash used in financing activities                                                (28,839)       (14,496)
                                                                                        -----------    -----------
      Net decrease in cash and cash equivalents                                             (2,360)        (2,505)
Cash and cash equivalents, beginning of period                                               4,936          5,517
                                                                                        -----------    -----------
Cash and cash equivalents, end of period                                                $    2,576     $    3,012
                                                                                        ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized                                  $   31,888     $   34,070
   Interest capitalized                                                                      5,809          8,067

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Conversion of 7.33% subordinated debentures to common shares, net                    $    1,950     $      859
   Value of shares issued under benefit plans, net                                           5,475          6,125
   Conversion of operating partnership units to common shares                                1,126


                 See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Interim Unaudited Financial Information

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

     Camden Property Trust is a real estate company engaged in the ownership, development, construction and management of multifamily apartment communities. At June 30, 2001, we owned interests in, operated or were developing 147 multifamily properties containing 52,590 apartment homes located in the Sunbelt and Midwestern markets from Florida to California. Two of our multifamily properties containing 918 apartment homes were under development at June 30, 2001. Two of our newly developed multifamily properties containing 952 apartment homes were in lease-up at June 30, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first six months of 2001, stabilization occurred at the following two properties totaling 924 apartment homes: The Park at Oxmoor in Louisville and The Park at Lee Vista in Orlando. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. We completed construction of 620 apartment homes at The Park at Farmers Market, Phase I in Dallas. Construction continued at two properties totaling 918 apartment homes: The Park at Crown Valley in Mission Viejo and Camden Harbour View in Long Beach. We have begun leasing at the Mission Viejo property, and are expected to begin leasing during the third quarter of 2002 at the property in Long Beach.

     During the second quarter of 2001, we acquired Camden Pecos Ranch, a 272 apartment home property located in Phoenix, Arizona for $20.6 million. Camden Pecos Ranch was developed under our third party development pipeline and was completed during the fourth quarter 2000. It stabilized during the first quarter 2001.

     Dispositions during the first six months of 2001 included two parcels of land totaling 22.7 acres located in Houston and two operating properties with a total of 556 apartment homes located in North Carolina. The proceeds from the land sales totaled $8.6 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $2.6 million, are included in "Equity in income of joint ventures".

Real Estate Assets at Cost

     We capitalized $12.7 million and $13.7 million in the six months ended June 30, 2001 and 2000, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.


Property Operating and Maintenance Expenses

     Property operating and maintenance expenses included normal repairs and maintenance totaling $6.7 million and $13.7 million for the three and six months ended June 30, 2001, compared to $7.2 million and $14.3 million for the three and six months ended June 30, 2000.

Common Share Dividend Declaration

     In June 2001, we announced that our Board of Trust Managers had declared a dividend of $0.61 per share for the second quarter of 2001 which was paid on July 17, 2001 to all common shareholders of record as of June 29, 2001. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

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

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed. The adoption of SFAS No. 141 will not have a material impact on our financial position, results of operations, or cash flows.

     In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of SFAS No. 142 will not have a material impact on our financial position, results of operations, or cash flows.

Earnings Per Share

     The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:


                                                                    Three Months              Six Months
                                                                   Ended June 30,           Ended June 30,
                                                               ------------------------ ------------------------
                                                                 2001         2000         2001         2000
                                                               ----------  -----------  -----------   ----------
Basic earnings per share:
   Weighted average common shares outstanding                     39,797       37,927       38,891       38,210
                                                               ==========  ===========  ===========   ==========
      Basic earnings per share                                 $    0.43    $    0.28    $    0.85    $    0.61
                                                               ==========  ===========  ===========   ==========

Diluted earnings per share:
   Weighted average common shares outstanding                     39,797       37,927       38,891       38,210
   Shares issuable from assumed conversion of:
      Common share options and awards granted                      1,169          670        1,096          602
      Convertible preferred shares (a)                             1,047
      Units convertible into common shares                         2,512        2,549        2,525        2,549
                                                               ----------  -----------  -----------   ----------
   Weighted average common shares outstanding, as adjusted        44,525       41,146       42,512       41,361
                                                               ==========  ===========  ===========   ==========
      Diluted earnings per share                               $    0.40    $    0.27    $    0.82    $    0.58
                                                               ==========  ===========  ===========   ==========

Earnings for basic and diluted computation:
   Net income                                                   $  17,136    $  12,937    $  35,680    $  27,956
   Less: Preferred share dividends                                   (202)      (2,343)      (2,545)      (4,686)
                                                                ----------  -----------  -----------   ----------
   Net income to common shareholders
      (Basic diluted earnings per share computation)               16,934       10,594       33,135       23,270
   Preferred share dividends (a)                                      202
   Income allocated to operating partnership units                    478          407        1,549          799
                                                                ----------  -----------  -----------   ----------
   Net income to common shareholders, as adjusted
      (Diluted earnings per share computation)                  $  17,614   $   11,001   $   34,684    $  24,069
                                                                ==========  ===========  ===========   ==========

(a) The convertible preferred shares were anti-dilutive for the three and six months ended June 30, 2000 and for the six months ended June 30, 2001

2.   Notes Receivable

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage eight multifamily projects containing a total of 2,840 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At June 30, 2001 and 2000, these notes had principal balances totaling $76.2 million and $38.3 million, respectively, and we anticipate funding up to an aggregate of $103 million in connection with these projects.

     We earn fees for managing the development, construction and eventual operations of these properties. The related fees we earned for these projects totaled $462,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively. We have begun construction on four of these projects, and initial occupancy has begun on three of the projects. We have the option to purchase these properties in the future at a price to be determined based upon the property's performance and an agreed valuation model.

     During the second quarter of 2001, we acquired Camden Pecos Ranch which was developed under our third party development pipeline for $20.6 million. Camden Pecos Ranch contains 272 apartment homes and is located in Phoenix, Arizona. The note receivable relating to Camden Pecos Ranch at time of acquisition was $7.2 million.

     The following is a detail of our third party construction subject to notes receivable.


                                       Number of     Estimated       Estimated/        Estimated/
                                       Apartment        Cost       Actual Date of    Actual Date of
Property and Location                    Homes      ($ millions)     Completion       Stabilization
------------------------------------- ------------- -------------  ----------------  ----------------
In lease-up
Marina Pointe II
     Tampa, FL                              352     $       30              1Q01              3Q01
Creekside
     Denver, CO                             279             32              3Q01              4Q01
Ybor City
     Tampa, FL                              454             40              4Q01              3Q02
Under Construction
Little Italy
     San Diego, CA                          160             36              4Q02              3Q03
Pre-Development
Otay Ranch
     San Diego, CA                          422             57
California Oaks
     Murietta, CA                           264             35
Lee Vista II
     Orlando, FL                            366             31
Midtown West
     Houston, TX                            543             54
                                      ------------- -------------
Total Third Party Development             2,840     $      315
                                      ============= =============


3.   Technology Investments

     During 2000, our Board of Trust Managers authorized us to invest in non-real estate initiatives, including investments in e-commerce initiatives with other multi-family real estate owners. These investments may be made in companies that we believe will provide our residents with a broad range of real estate technology services including high-speed data, video and entertainment services, as well as resident portals. These portals should provide our residents with a variety of online services, including online rental payments and maintenance requests, which we believe will improve their overall living experience. Additionally, we have invested in companies that we believe will improve the efficiency of our internal operations through revenue management, credit scoring and purchasing.

     As of June 30, 2001, we had $5.0 million invested into various e-commerce companies. These investments are being accounted for under the cost method and are included in other assets in our consolidated financial statements. In addition to our investments, we have $3.1 million in notes receivable relating to our e-commerce investments. We have commitments outstanding to fund an additional $3.3 million on current e-commerce investments.

     During the first six months of 2001, we expensed $1.1 million of e-commerce investments relating to BroadBand Residential Inc. The $1.1 million included a note receivable of approximately $600,000, and represented our total investment, including notes receivable, in BroadBand Residential at the time of the write-off.

4.   Notes Payable

The following is a summary of our indebtedness:

(In millions)
                                                                           June 30,       December 31,
                                                                             2001             2000
                                                                     ----------------- ----------------
Unsecured Line of Credit and Short Term Borrowings                   $       170.0      $     196.0

Senior Unsecured Notes
   6.73% - 6.76% Notes, due 2001                                              50.0            150.0
   7.03% Notes, due 2003                                                      50.0             50.0
   7.14% Notes, due 2004                                                     199.3            199.2
   7.16% - 7.28% Notes, due 2006                                             173.9            124.3
   7.78% Notes, due 2011                                                     148.4
                                                                     ---------------    -------------
                                                                             621.6            523.5
Medium Term Notes
   6.68% - 6.74% Notes, due 2002                                              34.5             34.5
   6.88% - 7.17% Notes, due 2004                                              30.0             30.0
   7.63% Notes, due 2009                                                      15.0             15.0
                                                                     ---------------    -------------
                                                                              79.5             79.5

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009                223.3            237.6
   4.37% - 7.29 Tax-exempt Mortgage Notes, due 2023 - 2031                   101.1            101.5
                                                                     ---------------    -------------
                                                                             324.4            339.1

                                                                     ---------------    -------------
Total Notes Payable                                                  $     1,195.5      $   1,138.1
                                                                     ===============    =============



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

     At June 30, 2001, the weighted average interest rate on floating rate debt was 4.91%.

5.   Net Change in Operating Accounts

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
                                                        Six Months Ended
                                                            June 30,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------
Decrease (increase) in assets:
     Accounts receivable - affiliates               $     (100)    $      183
     Other assets, net                                  (3,004)        (7,987)
     Restricted cash                                       (63)          (471)

Increase (decrease) in liabilities:
     Accounts payable                                      711            152
     Accrued real estate taxes                          (5,606)        (3,747)
     Accrued expenses and other liabilities              8,481          6,782
                                                    -----------    -----------
          Net change in operating accounts          $      419     $   (5,088)
                                                    ===========    ===========

6.   Convertible Subordinated Debentures

     In April 1994, we issued $86.3 million aggregate principal amount of 7.33% Convertible Subordinated Debentures which matured on April 1, 2001. The debentures were convertible at any time prior to maturity into our common shares. Prior to maturity, $86.2 million in principal amount of the debentures were converted into 3.6 million common shares. In addition, $3.2 million of unamortized debenture issue costs were reclassified to additional paid-in-capital.

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

8.   Restricted Share and Option Awards

     During the first six months of 2001, we granted 263,068 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We granted no options during the six months ended June 30, 2001. During the six month period ended June 30, 2001, previously granted options to purchase 582,131 shares became exercisable and 89,478 restricted shares vested.

9.   Securities Repurchase Program

     In 1998 and 1999, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. As of June 30, 2001, we had repurchased 6,857,726 common shares and redeemed 105,814 units convertible in to common shares for a total cost of $178.0 million and $2.9 million, respectively.

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

     In April 2001, we announced that our issued and outstanding preferred shares would be redeemed effective April 30, 2001 at a redemption price of $25.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends as of April 30, 2001. Prior to redemption, 3.1 million preferred shares were converted into 2.4 million common shares. The remaining preferred shares were redeemed for an aggregate of $27.1 million, including unpaid dividends, using funds available under our unsecured line of credit.

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

Business

     Camden Property Trust is a real estate investment trust which reports as a single business segment. At June 30, 2001, we owned interests in, operated or were developing 147 multifamily properties containing 52,590 apartment homes located in the Sunbelt and Midwestern markets from Florida to California. Two of our multifamily properties containing 918 apartment homes were under development at June 30, 2001. Two of our newly developed multifamily properties containing 952 apartment homes were in lease-up at June 30, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first six months of 2001, stabilization occurred at the following two properties totaling 924 apartment homes: The Park at Oxmoor in Louisville and The Park at Lee Vista in Orlando. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. We completed construction of 620 apartment homes at The Park at Farmers Market, Phase I in Dallas. Construction continued at two properties totaling 918 apartment homes: The Park at Crown Valley in Mission Viejo and Camden Harbour View in Long Beach. We have begun leasing at the Mission Viejo property, and are expected to begin leasing during the third quarter of 2002 at the property in Long Beach.

     During the second quarter of 2001, we acquired Camden Pecos Ranch, a 272 apartment home property located in Phoenix, Arizona for $20.6 million. Camden Pecos Ranch was developed under our third party development pipeline and was completed during the fourth quarter 2000. It stabilized during the first quarter 2001.

     Dispositions during the first six months of 2001 included two parcels of land totaling 22.7 acres located in Houston and two operating properties with a total of 556 apartment homes located in North Carolina. The proceeds from the land sale totaled $8.6 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $2.6 million, are included in "Equity in income of joint ventures".

Property Portfolio

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development is summarized as follows:

                                                        June 30, 2001        December 31, 2000
                                                  -------------------------------------------------
                                                   Apartment               Apartment
                                                     Homes     Properties    Homes      Properties
                                                  ------------ ----------- ----------- ------------
Operating Properties
  West
    Las Vegas, Nevada (a)                              10,653        37        10,653       37
    Denver, Colorado (a)                                2,529         8         2,529        8
    Phoenix, Arizona                                    2,109         7         1,837        6
    Southern California                                 1,272         3         1,272        3
    Tucson, Arizona                                       821         2           821        2
    Reno, Nevada                                          450         1           450        1
  Central
    Dallas, Texas (a)                                   9,067        24         8,447       23
    Houston, Texas                                      7,190        16         7,190       16
    St. Louis, Missouri                                 2,123         6         2,123        6
    Austin, Texas                                       1,745         6         1,745        6
    Corpus Christi, Texas                               1,663         4         1,663        4
    Kansas City, Missouri                                 596         1           596        1
  East
    Tampa, Florida                                      5,023        11         5,023       11
    Orlando, Florida                                    2,804         6         2,804        6
    Charlotte, North Carolina (a)                       1,659         6         1,879        7
    Louisville, Kentucky                                1,448         5         1,448        5
    Greensboro, North Carolina (a)                        520         2           856        3
                                                  ------------ ----------- ----------- ------------
            Total Operating Properties                 51,672       145        51,336      145
                                                  ------------ ----------- ----------- ------------

Properties Under Development
  West
    Southern California                                   918         2           918        2
  Central
    Dallas, Texas                                                                 620        1
                                                  ------------ ----------- ----------- ------------
       Total Properties Under Development                 918         2         1,538        3
                                                  ------------ ----------- ----------- ------------
       Total Properties                                52,590       147        52,874      148
                                                  ------------ ----------- ----------- ------------
  Less: Joint Venture Properties (a)                    5,947        21         6,503       23
                                                  ------------ ----------- ----------- ------------

Total Properties Owned 100%                            46,643       126        46,371      125
                                                  ============ =========== =========== ============


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

     At June 30, 2001, we had two completed properties under lease-up as follows:


                                                          Number of                                     Estimated
                                             Product      Apartment      % Leased        Date of         Date of
         Property and Location                Type          Homes       at 7/25/01     Completion     Stabilization
----------------------------------------  ------------  -------------  ------------  -------------- -----------------
The Park at Arizona Center
   Phoenix, AZ                               Urban           332              91%         1Q00             3Q01
The Park at Farmers Market, Phase I
   Dallas, TX                                Urban           620              79%         2Q01             4Q01


     At June 30, 2001, we had two development properties in various stages of construction as follows:

                                                           Number of      Estimated      Estimated      Estimated
                                             Product       Apartment        Cost          Date of         Date of
Property and Location                         Type           Homes      ($ millions)    Completion    Stabilization
----------------------------------------  ------------  -------------  --------------  ------------- ---------------
In Lease-Up
The Park at Crown Valley
   Mission Viejo, CA                        Garden            380      $     58.5        3Q01            4Q01
Under Construction
Camden Harbour View
   Long Beach, CA                           Urban             538           120.0        2Q03            2Q04
                                                        -------------- -----------
      Total for two development properties                    918      $    178.5
                                                        ============== ===========

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

     Our consolidated financial statements includes $137.1 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California. Of this amount, $83.5 million relates to two of our current development projects - The Park at Farmers Market in Dallas and Camden Harbour View in Long Beach. We have an additional $25.4 million invested in Dallas, which we may use for the future development of Farmers Market, Phase II, and we are also in the construction phase of for-sale townhomes in this area. We have $28.2 million invested in additional land under development in Houston and Long Beach. We are currently in the planning phase with respect to these properties to determine whether to further develop apartment homes in these areas. We may also sell certain parcels of all three properties to third parties for commercial and retail development.

Comparison of the Quarter Ended June 30, 2001 and June 30, 2000

     Earnings before interest, depreciation and amortization increased $3.4 million, or 5.8%, from $59.4 million to $62.8 million for the three months ended June 30, 2000 and 2001, respectively. The weighted average number of apartment homes for the second quarter of 2001 decreased by 2,005 apartment homes, or 4.2%, from 47,372 to 45,367. The decrease in the weighted average number of apartment homes is due to the disposition of 3,599 apartment homes in the third quarter of 2000, offset by property development and acquisition. Total operating properties were 124 and 133 at June 30, 2001 and 2000, respectively. The 45,367 weighted average apartment homes and the 124 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Revenues from our rental operations comprised 96% and 97% of our total revenues for the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental revenue as a percent of total revenue is due to the increase in fee and asset management income and interest income from our third party development pipeline and related notes receivable. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income increased $1.9 million, or 3.1%, from $60.0 million to $61.8 million for the quarters ended June 30, 2000 and 2001, respectively.

     Rental income for the quarter ended June 30, 2001 increased $1.5 million, or 1.6%, over the quarter ended June 30, 2000. Rental income per apartment home per month increased $39 or 6.1%, from $645 to $684 for the second quarters of 2000 and 2001, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Additionally, properties sold in 2000 had average rental rates which were significantly lower than the portfolio average. Overall average occupancy increased from 93.7% for the quarter ended June 30, 2000 to 94.4% for the quarter ended June 30, 2001.

     Other property income increased $759,000 from $6.6 million to $7.4 million for the three months ended June 30, 2000 and 2001, respectively, which represents a monthly increase of $8 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable, water and other miscellaneous property fees.

     Property operating and maintenance expenses decreased $69,000, from $28.3 million for the quarter ended June 30, 2000 to $28.2 million for the quarter ended June 30, 2001. On an annualized basis, property operating and maintenance expenses increased $99 per unit, or 4.2%. This increase is primarily due to significant increases in property insurance costs, as well as increases in salary and benefit expenses per unit. Property operating and maintenance expenses as a percent of total property income decreased from 28.8% to 28.1% for the quarters ended June 30, 2000 and 2001, respectively. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties. Also, the operating expense ratios for the properties sold in 2000 were higher than the portfolio average.

Real estate taxes increased $404,000 from $10.0 million to $10.4 million for the second quarters of 2000 and 2001, respectively, which represents an annual increase of $73 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses decreased $517,000 from $3.6 million to $3.1 million, and decreased as a percent of revenues from 3.6% to 3.0% for the quarters ended June 30, 2000 and 2001 respectively. The decrease was primarily due to the vesting of outstanding performance-based compensation during the second quarter of 2000.

     Interest expense, before capitalized interest, decreased from $21.5 million for the quarter ended June 30, 2000 to $20.5 million for the quarter ended June 30, 2001. This decrease is primarily due to lower debt balances in 2001 arising from proceeds received from the dispositions in the third quarter of 2000 and lower interest rates on variable debt. Interest capitalized was $2.7 million and $3.9 million for the quarters ended June 30, 2001 and 2000, respectively.

     Depreciation and amortization decreased from $25.2 million to $24.8 million. This decrease was due primarily to the sale of eleven properties in the third quarter of 2000, offset by new development and capital improvements.

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999

     Earnings before interest, depreciation and amortization increased $8.3 million, or 7.1%, from $117.3 million to $125.6 million for the six months ended June 30, 2000 and 2001, respectively. The weighted average number of apartment homes for the first six months of 2001 decreased by 1,941 apartment homes, or 4.1%, from 47,144 to 45,203. The decrease in the weighted average number of apartment homes is due to the disposition of 3,599 apartment homes in the third quarter of 2000, offset by property development and acquisition. Total operating properties were 124 and 133 at June 30, 2001 and 2000, respectively. The weighted average apartment homes and the number of operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Revenues from our rental operations comprised 95% and 97% of our total revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in rental revenue as a percent of total revenue is due to the increase in fee and asset management income and interest income from our third party development and related notes receivable. Net operating income increased $4.6 million, or 3.9%, from $118.1 million to $122.8 million for the six months ended June 30, 2000 and 2001, respectively.

     Rental income for the six months ended June 30, 2001 increased $4.1 million, or 2.3%, over the six months ended June 30, 2000. Rental income per apartment home per month increased $43 or 6.7%, from $641 to $683 for the first six months of 2000 and 2001, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties.

     Other property income increased $1.3 million from $13.0 million to $14.3 million for the six months ended June 30, 2000 and 2001, respectively, which represents a monthly increase of $7 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable, water and other miscellaneous property fees.

     Equity in income of joint ventures increased $2.4 million over the first six months of 2000, primarily from gains recognized in one of our joint ventures from the sale of two properties totaling 556 apartment homes. Other income for the six months ended June 30, 2001 increased $1.6 million over the same period in 2000. This increase was due to interest earned on our third party construction notes receivable.

     Property operating and maintenance expenses increased $384,000, from $56.0 million to $56.4 million, but decreased as a percent of total property income from 28.8% to 28.2% for the six months ended June 30, 2000 and 2001, respectively. On an annualized basis, property operating and maintenance expenses increased $119 per unit, or 5.0%. This increase is primarily due to significant increases in property insurance costs as well as increases in salary and benefit expenses per unit. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties. Additionally, the operating expense ratios for the properties sold in 2000 were higher than the portfolio average.

     Real estate taxes increased $480,000 from $20.0 million to $20.5 million for the first six months of 2000 and 2001, respectively, which represents an annual increase of $58 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses decreased $373,000 from $6.8 million to $6.4 million, and decreased as a percent of revenues from 3.4% to 3.0% for the six months ended June 30, 2000 and 2001, respectively. The decrease was primarily due to the vesting of outstanding performance-based compensation during the first six months of 2000.

     Interest expense, before capitalized interest, decreased from $42.3 million for the six months ended June 30, 2000 to $40.7 million for the six months ended June 30, 2001. This decrease is primarily due to lower debt balances in 2001 arising from proceeds received from the dispositions in the third quarter of 2000 and lower interest rates on variable debt. Interest capitalized was $5.8 million and $8.1 million for the six months ended June 30, 2001 and 2000, respectively.

     Depreciation and amortization decreased from $49.8 million to $49.3 million. This decrease was due primarily to the sale of eleven properties in the third quarter of 2000, offset by new development and capital improvements.

     Gains on sale of properties for the six months ended June 30, 2001 totaled $2.4 million due to the sale of 22.7 acres of undeveloped land located in Houston. Gains on sales of properties for the six months ended June 30, 2000 totaled $1.9 million due to the sale of a mini-storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston.

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

     The interest expense coverage ratio, net of capitalized interest, was 3.6 and 3.4 times for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, 77.0% and 76.3%, respectively, of our properties (based on invested capital) were unencumbered.

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

     We consider our long-term liquidity requirements to be the repayment of maturing secured debt and borrowings under our unsecured line of credit and funding of acquisitions. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions, if the dispositions fit our strategy of portfolio balancing discussed below.

     We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the six months ended June 30, 2000, we incurred $27.5 million in development costs and $20.6 million in acquisition costs. We are developing two properties at an aggregate cost of approximately $178.5 million, $81.5 million of which was incurred through June 30, 2001. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Additionally, over the next three years, we will continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction.

     During the first six months of 2001 we sold 22.7 acres of undeveloped land located in Houston. Net proceeds from these sales were approximately $8.6 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

     Net cash provided by operating activities totaled $88.2 million for the six months ended June 30, 2001, an increase of $15.7 million, or 21.6%, over the same period in 2000. This increase was attributable to a $4.6 million increase in net operating income from the real estate portfolio for the six months ended June 30, 2001 as compared to the same period in 2000. Additionally, equity in income of joint ventures increased $2.4 million due to the sales of two joint venture properties and fee and asset management and other income increased a total of $1.9 million from third party construction and interest on notes receivable. Also, other assets increased $7.1 million during 2001, primarily from increases in third party construction receivables and technology investments.

     Net cash used in investing activities totaled $61.8 million for the six months ended June 30, 2001 compared to $60.6 million for the same period in 2000. Total real estate assets, before joint ventures and accumulated depreciation, increased $54.2 million for the six months ended June 30, 2001, compared to $53.5 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, net cash flows provided by investing activities included $8.9 million in net proceeds received from property dispositions. This increase in cash was offset by expenditures for acquisitions, property development and capital improvements totaling $20.6 million, $27.5 million and $12.7 million, respectively for the six months ended June 30, 2001. For the six months ended June 30, 2000, expenditures for property development and capital improvements were $58.3 million and $13.7 million, respectively. Additionally, we received $20.1 million in net proceeds for property dispositions during the six months ended June 30, 2000.

     Net cash used in financing activities totaled $28.8 million for the six months ended June 30, 2001 compared to $14.5 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, we paid distributions totaling $59.4 million. We also paid $26.9 million during the first six months of 2001 to repurchase our unconverted preferred shares. We received proceeds totaling $211.2 million from the issuance of senior unsecured notes and mortgage notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $26.0 million and $128.1 million, respectively, for the six months ended June 30, 2001. During the six months ended June 30, 2000, we paid $55.6 million for distributions and repurchased $26.3 million common shares and units convertible into common shares. These payments were funded by the issuance of $17.5 million in preferred units, and an increase in borrowings under our line of credit of $52.0 million.

     In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management's opinion, without reducing our financial flexibility. At June 30, 2001, we had repurchased approximately 6.9 million common shares and redeemed approximately 106,000 units at a total cost of $180.9 million.

     In June 2001, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.61 per share for the second quarter of 2001 which was paid on July 17, 2001 to all common shareholders of record as of June 29, 2001. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

     In April 2001, we announced that our issued and outstanding preferred shares would be redeemed effective April 30, 2001 at a redemption price of $25.00 per share plus an amount equal to all accumulated, accrued and unpaid dividends as of April 30, 2001. Prior to redemption, 3.1 million preferred shares were converted into 2.4 million common shares. The remaining preferred shares were redeemed for an aggregate of $27.1 million, including unpaid dividends, using funds available under our unsecured line of credit.

     As of June 30, 2001, we had senior unsecured debt totaling $871.1 million and secured mortgage loans totaling $324.4 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.6 years as of June 30, 2001. Scheduled principal repayments on all notes payable outstanding at June 30, 2001 is as follows:

(In thousands)

                       Year                            Amount
                     ---------                     ---------------
                     2001                          $       52,526
                     2002                                  39,866
                     2003                                 294,872
                     2004                                 234,619
                     2005                                  61,227
                     2006 and thereafter                  512,355
                                                   ---------------
                     Total                         $    1,195,465
                                                   ===============

     The scheduled principal repayments in 2001 include $50.0 million senior unsecured notes due November 2001, which were issued in November 1996 and which we expect to repay from the unsecured line of credit.

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

     As of June 30, 2001, we had $230 million available under the unsecured line of credit and $550 million available under our universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

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

     At June 30, 2001, the weighted average interest rate on floating rate debt was 4.91%.

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

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three and six months ended June 30, 2001 increased $3.2 million and $5.3 million over the three and six months ended June 30, 2000, respectively. On a per share basis, diluted FFO for the three and six months ended June 30, 2001 increased approximately 8.0% and 7.0%, respectively over the same periods in 2000. The increase in diluted FFO was primarily due to a $1.9 million and $4.6 million increase in net operating income from our real estate portfolio for the three and six months ended June 30, 2001 compared to the same period in 2000.

The calculation of basic and diluted FFO for the three and six months ended June 30, 2001 and 2000 follows:

(In thousands)

                                                                     Three Months               Six Months
                                                                    Ended June 30,            Ended June 30,
                                                               -------------------------  ------------------------
                                                                 2001           2000         2001         2000
                                                               ----------     ----------  -----------   ----------
Funds from operations:
   Net income to common shareholders                            $ 16,934      $  10,594   $   33,135    $  23,270
   Real estate depreciation                                       24,198         24,500       48,005       48,302
   Adjustments for unconsolidated joint ventures                     801            809         (794)       1,618
   Gain on sales of properties                                      (656)                     (2,372)      (1,933)
                                                               ----------     ----------  -----------   ----------
Funds from operations - basic                                     41,277         35,903       77,974       71,257
   Preferred share dividends                                         202          2,343        2,545        4,686
   Income allocated to operating partnership units                   478            407        1,549          799
   Interest on convertible subordinated debentures                     3             53           36           97
   Amortization of deferred costs on convertible debentures                           5            1           11
                                                               ----------     ----------  -----------   ----------
Funds from operations - diluted                                 $ 41,960      $  38,711   $   82,105    $  76,850
                                                               ==========     ==========  ===========   ==========

Weighted average shares - basic                                   39,797         37,927       38,891       38,210
   Common share options and awards granted                         1,169            670        1,096          602
   Preferred shares                                                1,047          3,207        2,121        3,207
   Minority interest units                                         2,512          2,549        2,525        2,549
   Convertible subordinated debentures                                              110           39          118
                                                               ----------     ----------  -----------   ----------
Weighted average shares - diluted                                 44,525         44,463       44,672       44,686
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

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed. The adoption of

SFAS No. 141 will not have a material impact on our financial position, results of operations, or cash flows.

     In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of SFAS No. 142 will not have a material impact on our financial position, results of operations, or cash flows.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           Our Annual Meeting of Shareholders was held on May 15, 2001.

           (1) The shareholders elected all eight of the nominees for Trust Manager by the following vote:

                                                                                                        Broker
                                                  Affirmative          Negative      Abstentions     Non-Voters

             Richard J. Campo                      28,503,167         6,769,013           -               -
             William R. Cooper                     33,457,684         1,814,496           -               -
             George A. Hrdlicka                    33,500,310         1,778,910           -               -
             Lewis A. Levey                        33,498,949         1,773,231           -               -
             D. Keith Oden                         28,502,667         6,769,513           -               -
             F. Gardner Parker                     33,500,290         1,771,890           -               -
             Steven A. Webster                     33,500,310         1,771,870           -               -
             Scott S. Ingraham                     33,042,320         2,229,860           -               -

           (2) The shareholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December 31, by the following vote:
                                                                        Broker
                     Affirmative     Negative      Abstentions        Non-Voters
                     -----------     --------      -----------        ----------
                      35,078,731      77,718         115,731               -


Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

                 Current report on Form 8-K dated April 3, 2001 and filed with the Commission on April 4, 2001, contained information under
                 Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



  /s/ G. Steven Dawson                                August 7, 2001
-------------------------------------------           --------------------------
G. Steven Dawson                                      Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer



  /s/ Dennis M. Steen                                 August 7, 2001
-------------------------------------------           --------------------------
Dennis M. Steen                                       Date
Vice President - Controller and Chief
Accounting Officer