Form 10-Q
period 2001-09-30
CAMDEN PROPERTY TRUST
filed 2001-11-14
CIK 906345

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                   OR

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

As of November 9, 2001, there were 40,773,622 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CAMDEN PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                     ASSETS

                                                         September 30,    December 31,
                                                             2001             2000
                                                        ---------------  --------------
                                                          (Unaudited)
Real Estate Assets, at cost:
  Land                                                  $      362,413   $     350,248
  Buildings and improvements                                 2,223,661       2,124,740
                                                        ---------------  --------------
                                                             2,586,074       2,474,988
  Less: accumulated depreciation                              (400,278)       (326,723)
                                                        ---------------  --------------
       Net operating real estate assets                      2,185,796       2,148,265
  Properties under development, including land                 108,395         148,741
  Investment in joint ventures                                  17,374          22,612
  Advances to third party development properties                87,885          72,893
                                                        ---------------  --------------
       Total real estate assets                              2,399,450       2,392,511
Accounts receivable - affiliates                                 4,360           3,236
Notes receivable:
  Affiliates                                                     1,800           1,800
  Other                                                          3,704
Other assets, net                                               34,798          23,923
Cash and cash equivalents                                        3,213           4,936
Restricted cash                                                  3,644           4,475
                                                        ---------------  --------------
       Total assets                                     $    2,450,969   $   2,430,881
                                                        ===============  ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable:
       Unsecured                                        $      907,781   $     799,026
       Secured                                                 284,407         339,091
  Accounts payable                                              13,396          13,592
  Accrued real estate taxes                                     30,367          26,781
  Accrued expenses and other liabilities                        42,617          36,981
  Distributions payable                                         30,284          28,900
                                                        ---------------  --------------
       Total liabilities                                     1,308,852       1,244,371

Minority Interests:
  Units convertible into perpetual preferred shares            149,815         149,815
  Units convertible into common shares                          57,473          60,562
                                                        ---------------  --------------
       Total minority interests                                207,288         210,377

7.33% Convertible Subordinated Debentures                                        1,950

Shareholders' Equity:
  Convertible preferred shares of beneficial interest                               42
  Common shares of beneficial interest                             476             450
  Additional paid-in capital                                 1,297,265       1,312,323
  Distributions in excess of net income                       (176,939)       (153,972)
  Unearned restricted share awards                              (9,626)         (6,680)
  Less: treasury shares, at cost                              (176,347)       (177,980)
                                                        ---------------  --------------
       Total shareholders' equity                              934,829         974,183
                                                        ---------------  --------------
         Total liabilities and shareholders' equity     $    2,450,969   $   2,430,881
                                                        ===============  ==============

         See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)

                                                                                  Three Months             Nine Months
                                                                               Ended September 30,      Ended September 30,
                                                                             -----------------------  -----------------------
                                                                                2001         2000        2001          2000
                                                                             ----------   ----------  ----------   ----------
Revenues
  Rental income                                                              $  94,746    $  92,251   $ 280,072    $ 273,429
  Other property income                                                          7,777        7,250      22,100       20,226
                                                                             ----------   ----------  ----------   ----------
     Total property income                                                     102,523       99,501     302,172      293,655
  Equity in income of joint ventures                                             5,437          190       8,361          670
  Fee and asset management                                                       2,225        1,545       5,488        4,471
  Other income                                                                   2,033        1,159       6,111        3,640
                                                                             ----------   ----------  ----------   ----------
     Total revenues                                                            112,218      102,395     322,132      302,436
                                                                             ==========   ==========  ==========   ==========

Expenses
  Property operating and maintenance                                            30,471       29,312      86,835       85,292
  Real estate taxes                                                             10,292       10,057      30,806       30,091
  General and administrative                                                     3,426        2,926       9,818        9,691
  Impairment provision for technology investments                                                         1,090
  Other expenses                                                                   905                      905
  Interest                                                                      17,755       17,640      52,672       51,829
  Depreciation and amortization                                                 26,574       23,700      75,918       73,543
                                                                             ----------   ----------  ----------   ----------
     Total expenses                                                             89,423       83,635     258,044      250,446
                                                                             ----------   ----------  ----------   ----------
Income before gain on sales of properties, minority
interests and extraordinary charge                                              22,795       18,760      64,088       51,990
Gain of sales of properties                                                        123       16,440       2,495       18,373
Income allocated to minority interest
  Distributions on units convertible into perpetual preferred shares            (3,218)      (3,219)     (9,654)      (9,627)
  Income allocated to units convertible into common shares                      (1,216)      (1,435)     (2,765)      (2,234)
                                                                             ----------   ----------  ----------   ----------
Income before extraordinary charge                                              18,484       30,546      54,164       58,502
Extraordinary charge  (early retirement of debt)                                  (388)                    (388)
                                                                             ----------   ----------  ----------   ----------
Net income                                                                      18,096       30,546      53,776       58,502
Preferred share dividends                                                                    (2,343)     (2,545)      (7,029)
                                                                             ----------   ----------  ----------   ----------
Net income to common shareholders                                            $  18,096    $  28,203   $  51,231    $  51,473
                                                                             ==========   ==========  ==========   ==========

Basic earnings per share before extraordinary charge                         $    0.45    $    0.74   $    1.31    $    1.35
Basic earnings per share                                                     $    0.44    $    0.74   $    1.30    $    1.35
Diluted earnings per share before extraordinary charge                       $    0.43    $    0.72   $    1.25    $    1.30
Diluted earnings per share                                                   $    0.42    $    0.72   $    1.24    $    1.30

Distributions declared per common share                                      $    0.61    $  0.5625   $    1.83    $  1.6875

Weighted average number of common shares outstanding                            40,669       38,050      39,490       38,156
Weighted average number of common and
     common dilutive equivalent shares outstanding                              42,649       44,746      41,264       41,388


                See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)

                                                                             Nine Months
                                                                          Ended September 30,
                                                                        ----------------------
                                                                           2001        2001
                                                                        ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                            $  53,776   $  58,502
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                       75,918      73,543
       Equity in income of joint ventures, net of cash received             7,110       1,247
       Gain on sale of properties                                          (2,495)    (18,373)
       Extraordinary charge (early retirement of debt)                        338
       Income allocated to units convertible into common shares             2,765       2,234
       Accretion of discount on unsecured notes payable                       312         300
       Net change in operating accounts                                    14,288       2,647
                                                                        ----------  ----------
          Net cash provided by operating activities                       152,012     120,100

CASH FLOW FROM INVESTING ACTIVITIES
  Increase in real estate assets                                          (76,713)   (103,487)
  Net proceeds from sale of properties and townhomes                        9,780     150,141
  Increase in investment in joint ventures                                 (1,881)     (1,497)
  Increase in notes receivable                                             (3,704)
  Increase in advances to third party development properties              (22,227)    (28,684)
  Decrease in advances to third party development properties                7,235
  Other                                                                    (3,829)     (1,110)
                                                                        ----------  ----------
          Net cash (used in)/provided by investing activities             (91,339)     15,363

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in unsecured lines of credit and short-term borrowings    (105,000)    (31,000)
  Proceeds from notes payable                                             313,443
  Proceeds from issuance of preferred units, net                                       17,136
  Repayment of notes payable                                             (154,684)     (3,790)
  Distributions to shareholders and minority interests                    (89,322)    (84,219)
  Repurchase of preferred shares                                          (26,922)
  Repurchase of common shares and units convertible into common shares                (26,306)
  Extraordinary charge (early retirement of debt)                            (338)
  Other                                                                       427         595
                                                                        ----------  ----------
          Net cash used in financing activities                           (62,396)   (127,584)
                                                                        ----------  ----------
          Net (decrease)/increase in cash and cash equivalents             (1,723)      7,879
Cash and cash equivalents, beginning of period                              4,936       5,517
                                                                        ----------  ----------
Cash and cash equivalents, end of period                                $   3,213   $  13,396
                                                                        ==========  ==========
SUPPLEMENTAL INFORMATION
  Cash paid for interest, net of interest capitalized                   $  47,364   $  50,514
  Interest capitalized                                                      8,273      11,871

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Conversion of 7.33% subordinated debentures to common shares, net     $   1,950   $   1,160
  Value of shares issued under benefit plans, net                           5,468       6,099
  Conversion of operating partnership units to common shares                1,166         136


           See Notes to Consolidated Financial Statements.

                              CAMDEN PROPERTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Interim Unaudited Financial Information

     The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

     Camden Property Trust is a real estate company engaged in the ownership, development, construction and management of multifamily apartment communities. At September 30, 2001, we owned interests in, operated or were developing 146 multifamily properties containing 51,883 apartment homes located in nine states from Florida to California. One of our multifamily properties containing 538 apartment homes was under development at September 30, 2001. Two of our newly developed multifamily properties containing 1,000 apartment homes were in lease-up at September 30, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first nine months of 2001, stabilization occurred at three properties totaling 1,256 apartment homes: The Park at Oxmoor in Louisville, The Park at Lee Vista in Orlando, and The Park at Arizona Center in Phoenix. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. We completed construction of 1,000 apartment homes at The Park at Farmers Market, Phase I in Dallas and The Park at Crown Valley in Mission Viejo. Construction continued at one property totaling 538 apartment homes: Camden Harbour View in Long Beach, which will begin leasing during the third quarter of 2002.

     During the second quarter of 2001, we acquired Camden Pecos Ranch, a 272 apartment home property located in Phoenix, Arizona for $20.6 million. Camden Pecos Ranch was developed under our third party development pipeline and was completed during the fourth quarter 2000. It stabilized during the first quarter 2001.

     Dispositions during the first nine months of 2001 included two parcels of land totaling 22.7 acres located in Houston and three operating properties with a total of 1,264 apartment homes located in North Carolina and Dallas. The proceeds from the land sales totaled $8.6 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $6.6 million, are included in "Equity in income of joint ventures".

Real Estate Assets at Cost

     We capitalized $19.4 million and $22.0 million in the nine months ended September 30, 2001 and 2000, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.

Property Operating and Maintenance Expenses

     Property operating and maintenance expenses included normal repairs and maintenance totaling $7.1 million and $20.7 million for the three and nine months ended September 30, 2001, compared to $7.2 million and $21.4 million for the three and nine months ended September 30, 2000.

Common Share Dividend Declaration

     In September 2001, we announced that our Board of Trust Managers had declared a dividend of $0.61 per share for the third quarter of 2001 which was paid on October 17, 2001 to all common shareholders of record as of September 28, 2001. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

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

     In June 2001, FASB issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed. The adoption of SFAS No. 141 will not have a material impact on our financial position, results of operations, or cash flows.

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of SFAS No. 142 will not have a material impact on our financial position, results of operations, or cash flows.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations or cash flows.

Earnings Per Share

     The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:


                                                                    Three Months            Nine Months
                                                                 Ended September 30,    Ended September 30,
                                                                ---------------------  ---------------------
                                                                   2001       2000        2001       2000
                                                                ---------- ----------  ---------- ----------
Basic earnings per share:
  Weighted average common shares outstanding                       40,669     38,050      39,490     38,156
                                                                ========== ==========  ========== ==========
     Basic earnings per share                                   $    0.44  $    0.74   $    1.30  $    1.35
                                                                ========== ==========  ========== ==========

Diluted earnings per share:
  Weighted average common shares outstanding                       40,669     38,050      39,490     38,156
  Shares issuable from assumed conversion of:
     Common share options and awards granted                        1,407        847       1,201        684
     Convertible preferred shares (a)                                          3,207
     Units convertible into common shares                             573      2,545         573      2,548
     Convertible subordinated debentures (a)                                      97
                                                                ---------- ----------  ---------- ----------
  Weighted average common shares outstanding, as adjusted          42,649     44,746      41,264     41,388
                                                                ========== ==========  ========== ==========
     Diluted earnings per share                                 $    0.42  $    0.72   $    1.24  $    1.30
                                                                ========== ==========  ========== ==========

Earnings for basic and diluted computation:
  Net income                                                    $  18,096  $  30,546   $  53,776  $  58,502
  Less: Preferred share dividends                                             (2,343)     (2,545)    (7,029)
                                                                ---------- ----------  ---------- ----------
  Net income to common shareholders                                18,096     28,203      51,231     51,473
     (Basic diluted earnings per share computation)
         Preferred share dividends (a)                                         2,343
  Income allocated to operating partnership units                              1,435                  2,234
  Interest on convertible subordinated debentures (a)                              5
  Amortization of deferred costs on convertible debentures (a)                    42
                                                                ---------- ----------  ---------- ----------
  Net income to common shareholders, as adjusted
     (Diluted earnings per share computation)                   $  18,096  $  32,028   $  51,231  $  53,707
                                                                ========== ==========  ========== ==========


(a)  The  convertible   preferred  shares  and   subordinated   debentures  were
     anti-dilutive for the three and nine months ended September 30, 2001 and for the nine months ended September 30, 2000.

2.   Advances to Third Party Development Properties

     We have entered into agreements with unaffiliated third parties to develop, construct, and manage eight multifamily projects containing a total of 2,840 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. These notes earn interest at 10% annually and are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At September 30, 2001 and 2000, these notes had principal balances totaling $87.9 million and $59.9 million, respectively.

     Subsequent to quarter end, we purchased the three third party construction projects which were in pre- development at September 30, 2001. Advances to these projects totaled approximately $23 million as of September 30, 2001. During the third quarter, all net fees and interest earned from these projects have been reversed since we now own these properties. We anticipate funding an additional $10 million on the remaining five third party development properties.

     We earn fees for managing the development, construction and eventual operations of these properties. The related fees we earned for these projects totaled $1.4 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively. Construction has commenced on five of these projects, and initial occupancy has begun on three of the projects.

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


                                     Number of    Estimated      Estimated/        Estimated/
                                     Apartment      Cost         Actual Date     Actual Date of
 Property and Location                 Homes     ($ millions)   of Completion     Stabilization
----------------------------------   ---------   ------------   -------------   ----------------
 Stabilized
 Marina Pointe II
     Tampa, FL                            352    $        30         1Q01              3Q01
 Creekside
     Denver, CO                           279             32         3Q01              3Q01

 In lease-up
 Ybor City
     Tampa, FL                            454             40         4Q01              3Q02

 Under Construction
 Little Italy
     San Diego, CA                        160             36         4Q02              3Q03
 Otay Ranch
     San Diego, CA                        422             57         4Q02              4Q03

 Pre-Development
 California Oaks
     Murietta, CA                         264             35
 Lee Vista II
     Orlando, FL                          366             31
 Midtown West
     Houston, TX                          543             54
                                     ---------   ------------
 Total Third Party Development          2,840    $       315
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

     As of September 30, 2001, we had $5.0 million invested into various e-commerce companies. These investments are being accounted for under the cost method and are included in other assets in our consolidated financial statements. In addition to our investments, we have $3.7 million in notes receivable relating to our e-commerce investments. We have commitments outstanding to fund an additional $2.6 million on current e-commerce investments.

     During the first nine months of 2001, we wrote-off $1.1 million of e-commerce investments relating to BroadBand Residential Inc. The $1.1 million included a note receivable of approximately $600,000, and represented our total investment, including notes receivable, in BroadBand Residential at the time of the write-off.

4.   Notes Payable

     The following is a summary of our indebtedness:

(In millions)

                                                                September 30,   December 31,
                                                                    2001           2000
                                                                -------------   -----------
Unsecured Line of Credit and Short Term Borrowings              $       91.0    $    196.0

Senior Unsecured Notes
   6.73% - 6.76% Notes, due 2001                                        50.0         150.0
   7.03% Notes, due 2003                                                50.0          50.0
   7.14% Notes, due 2004                                               199.4         199.2
   7.11% - 7.28% Notes, due 2006                                       174.2         124.3
   7.69% Notes, due 2011                                               149.3
   6.77% Notes, due 2010                                                99.9
                                                                -------------   -----------
                                                                       722.8         523.5

Medium Term Notes
   6.68% - 6.74% Notes, due 2002                                        34.5          34.5
   6.88% - 7.17% Notes, due 2004                                        30.0          30.0
   7.63% Notes, due 2009                                                15.0          15.0
   6.79% Notes, due 2010                                                14.5
                                                                -------------   -----------
                                                                        94.0          79.5
                                                                -------------   -----------
Total Unsecured Notes                                                  907.8         799.0

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009          183.5         237.6
   3.99% - 7.29% Tax-exempt Mortgage Notes, due 2023 - 2031            100.9         101.5
                                                                -------------   -----------
                                                                       284.4         339.1
                                                                -------------   -----------
Total Notes Payable                                             $    1,192.2    $  1,138.1
                                                                =============   ===========

     In August 2001, we amended our line of credit to increase total capacity by $20 million to $420 million and extended the maturity to August 2004. The scheduled interest rate is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. At quarter end, we were in compliance with all covenants and limitations.

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

     In August 2001, we issued $14.5 million aggregate principal amounts of senior unsecured medium- term notes. These fixed rate notes, due in August 2010, bear interest at a rate of 6.79% payable semiannually on March 15 and September
15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     In September 2001, we issued an aggregate principal amount of $100 million of 6.75% nine-year senior unsecured notes maturing on September 15, 2010. Interest on the notes is payable semiannually on March and September 15, commencing on March 15, 2002. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $99.2 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit.

     During the third quarter of 2001, we paid off four mortgage notes totaling $38.7 million. The interest rates on the notes ranged from 7.50% to 7.89%. We incurred prepayment penalties totaling $388,000 in connection with the mortgage payoffs. We repaid these mortgages using proceeds available under our unsecured line of credit. The interest rate on the line of credit is significantly lower than the rate on the repaid mortgages.

     At September 30, 2001, the weighted average interest rate on floating rate debt was 4.09%.

5.   Net Change in Operating Accounts

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                ----------------------
                                                   2001        2000
                                                ----------  ----------
Decrease (increase) in assets:
   Accounts receivable - affiliates             $    (670)  $     218
   Other assets, net                               (4,149)     (9,081)
   Restricted cash                                    831        (635)

Increase (decrease) in liabilities:
   Accounts payable                                   (80)     (3,862)
   Accrued real estate taxes                        3,792       4,413
   Accrued expenses and other liabilities          14,564      11,594
                                                ----------  ----------
       Net change in operating accounts         $  14,288   $   2,647
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

8.   Restricted Share and Option Awards

     During the first nine months of 2001, we granted 264,343 restricted shares in lieu of cash compensation to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. We granted no options during the nine months ended September 30, 2001. During the nine month period ended September 30, 2001, previously granted options to purchase 582,131 shares became exercisable and 89,478 restricted shares vested.

9.   Securities Repurchase Program

     Beginning in 1998, the Board of Trust Managers authorized us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. As of September 30, 2001, we had repurchased 6,857,726 common shares and redeemed 105,814 units convertible in to common shares for a total cost of $178.0 million and $2.9 million, respectively.

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

11.  Townhome Sales

     We are currently constructing 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.4 million. During the nine months ended September 30, 2001, we sold three units at a total sales price of approximately $1 million. The proceeds received from these townhome sales are included in other income in our consolidated financial statements. Other expenses in our consolidated financial statements represents the construction costs associated with the townhomes sold during the quarter.

12.  Contingencies

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

Business

     Camden Property Trust is a real estate investment trust which reports as a single business segment. At September 30, 2001, we owned interests in, operated or were developing 146 multifamily properties containing 51,883 apartment homes located in nine states from Florida to California. One of our multifamily properties containing 538 apartment homes was under development at September 30, 2001. Two of our newly developed multifamily properties containing 1,000 apartment homes were in lease-up at September 30, 2001. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

     During the first nine months of 2001, stabilization occurred at three properties totaling 1,256 apartment homes: The Park at Oxmoor in Louisville, The Park at Lee Vista in Orlando, and The park at Arizona Center in Phoenix. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. We completed construction of 1,000 apartment homes at The Park at Farmers Market, Phase I in Dallas and The Park at Crown Valley in Mission Viejo. Construction continued at one property totaling 538 apartment homes: Camden Harbour View in Long Beach, which will begin leasing during the third quarter of 2002.

     During the second quarter of 2001, we acquired Camden Pecos Ranch, a 272 apartment home property located in Phoenix, Arizona for $20.6 million. Camden Pecos Ranch was developed under our third party development pipeline and was completed during the fourth quarter 2000. It stabilized during the first quarter 2001.

     Dispositions during the first nine months of 2001 included two parcels of land totaling 22.7 acres located in Houston and three operating properties with a total of 1,264 apartment homes located in North Carolina and Dallas. The proceeds from the land sale totaled $8.6 million and were used to reduce indebtedness outstanding under our unsecured line of credit. The operating properties were held through a joint venture and the gains from these dispositions, totaling $6.6 million, are included in "Equity in income of joint ventures".

Property Portfolio

     Our  multifamily  property  portfolio,   excluding  land  held  for  future
development is summarized as follows:


                                               September 30, 2001     December 31, 2000
                                             ---------------------  ---------------------
                                             Apartment              Apartment
                                               Homes    Properties    Homes    Properties
                                             ---------  ----------  ---------  ----------
Operating Properties
  West
    Las Vegas, Nevada (a)                      10,653          37     10,653          37
    Denver, Colorado (a)                        2,529           8      2,529           8
    Phoenix, Arizona                            2,109           7      1,837           6
    Southern California                         1,653           4      1,272           3
    Tucson, Arizona                               821           2        821           2
    Reno, Nevada                                  450           1        450           1

  Central
    Dallas, Texas (b)                           8,359          23      8,447          23
    Houston, Texas                              7,190          16      7,190          16
    St. Louis, Missouri                         2,123           6      2,123           6
    Austin, Texas                               1,745           6      1,745           6
    Corpus Christi, Texas                       1,663           4      1,663           4
    Kansas City, Missouri                         596           1        596           1

  East
    Tampa, Florida                              5,023          11      5,023          11
    Orlando, Florida                            2,804           6      2,804           6
    Charlotte, North Carolina (b)               1,659           6      1,879           7
    Louisville, Kentucky                        1,448           5      1,448           5
    Greensboro, North Carolina (b)                520           2        856           3
                                             ---------  ----------  ---------  ----------
      Total Operating Properties               51,345         145     51,336         145
                                             ---------  ----------  ---------  ----------

Properties Under Development
  West
    Southern California                           538           1        918           2
  Central
    Dallas, Texas                                                        620           1
                                             ---------  ----------  ---------  ----------
      Total Properties Under Development          538           1      1,538           3
                                             ---------  ----------  ---------  ----------
      Total Properties                         51,883         146     52,874         148
                                             ---------  ----------  ---------  ----------
  Less: Joint Venture Properties (a) (b)        5,239          20      6,503          23
                                             ---------  ----------  ---------  ----------
      Total Properties Owned 100%              46,644         126     46,371         125
                                             =========  ==========  =========  ==========

(a) Include properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 19 properties with 4,919 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.


(b) In addition to the properties listed in footnote (a), the December 31, 2000 balances include properties held in joint ventures as follows: one property with 708 apartment homes in Dallas and two properties with 556 apartment homes in North Carolina in which we own a 44% interest, the remaining interest is owned by unaffiliated private investors.

     At September 30, 2001, we had two completed properties under lease-up as follows:

                                                   Number of                                   Estimated
                                        Product    Apartment     % Leased        Date of        Date of
Property and Location                     Type       Homes      at 11/09/01    Completion    Stabilization
------------------------------------    -------    ---------    -----------    ----------    -------------
The Park at Farmers Market, Phase I
   Dallas, TX                            Urban        620           80%           2Q01            1Q02
The Park at Crown Valley
   Mission Viejo, CA                     Garden       380           61%           3Q01            1Q02


     At September 30, 2001, we had one development property under construction as follows:

                                                   Number of     Estimated      Estimated       Estimated
                                        Product    Apartment       Cost           Date of        Date of
Property and Location                     Type       Homes      ($ millions)    Completion    Stabilization
------------------------------------    -------    ---------    ------------    ----------    -------------
Under Construction
Camden Harbour View
   Long Beach, CA                        Urban         538      $     120.0        2Q03           2Q04


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

     Our consolidated financial statements includes $136.9 million related to the development of three urban land projects located in Dallas, Houston and Long Beach, California. Of this amount, $88.5 million relates to two of our current development projects - The Park at Farmers Market in Dallas and Camden Harbour View in Long Beach. We have an additional $19.3 million invested in Dallas, which we may use for the future development of Farmers Market, Phase II, and we are also in the construction phase of for-sale townhomes in this area. We have $29.1 million invested in additional land under development in Houston and Long Beach. We are currently in the planning phase with respect to these properties to determine whether to further develop apartment homes in these areas. We may also sell certain parcels of all three properties to third parties for commercial and retail development.

     We are currently constructing 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.4 million. During the nine months ended September 30, 2001, we sold three of the units at a total sales price of approximately $1.0 million. The proceeds received from the townhome sales are included in other income in our consolidated financial statements. Other expenses in our consolidated financial statements represents the construction costs associated with the townhomes sold during the quarter.

     Subsequent to quarter end, we purchased the three third party construction projects which were in pre-development at September 30, 2001.

Comparison of the Quarter Ended September 30, 2001 and September 30, 2000

     Earnings before interest, depreciation and amortization increased $7.0 million, or 11.7%, from $60.1 million to $67.1 million for the three months ended September 30, 2000 and 2001, respectively. The weighted average number of apartment homes for the third quarter of 2001 decreased by 1,205 apartment homes, or 2.6%, from 46,940 to 45,735. The decrease in the weighted average number of apartment homes is due to the disposition of 3,599 apartment homes in the third quarter of 2000, offset by property development and acquisition. Total operating properties were 125 and 122 at September 30, 2001 and 2000, respectively. The 45,735 weighted average apartment homes and the 125 operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Revenues from our rental operations comprised 91% and 97% of our total revenues for the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental revenue as a percent of total revenue is due to the increase in the equity in income from our joint ventures due to gains recognized in those joint ventures and an increase in fees and asset management income. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income increased $1.6 million, or 2.7%, from $60.1 million to $61.8 million for the quarters ended September 30, 2000 and 2001, respectively.

     Rental income for the quarter ended September 30, 2001 increased $2.5 million, or 2.7%, over the quarter ended September 30, 2000. Rental income per apartment home per month increased $35 or 5.4%, from $655 to $691 for the third quarters of 2000 and 2001, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Additionally, properties sold in 2000 had average rental rates which were significantly lower than the portfolio average. Overall average occupancy was 94.6% for the quarters ended September 30, 2000 and 2001.

     Other property income increased $527,000 from $7.3 million to $7.8 million for the three months ended September 30, 2000 and 2001, respectively, which represents a monthly increase of $5 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable, water and other miscellaneous property fees.

     Equity in income of joint ventures increased $5.2 million over the third quarter of 2000, primarily from gains recognized in one of our joint ventures from the sale of one property totaling 708 apartment homes. Other income for the nine months ended September 30, 2001 increased $900,000 over the same period in 2000. This increase was primarily due to the sale of townhomes during the period.

     Property operating and maintenance expenses increased $1.2 million, from $29.3 million for the quarter ended September 30, 2000 to $30.5 million for the quarter ended September 30, 2001. On an annualized basis, property operating and maintenance expenses increased $167 per unit, or 6.7%. This increase is primarily due to significant increases in property insurance costs, as well as increases in salary and benefit expenses per unit. Property operating and maintenance expenses as a percent of total property income increased from 29.5% to 29.7% for the quarters ended September 30, 2000 and 2001, respectively. Our operating expense ratios increased primarily as a result of increases in property insurance costs and salary and benefit costs, offset by operating efficiencies generated by our newly developed properties. Additionally, the operating expense ratios for the properties sold in 2000 were higher than the portfolio average.

     Real estate taxes increased $235,000 from $10.1 million to $10.3 million for the third quarters of 2000 and 2001, respectively, which represents an annual increase of $43 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $500,000 from $2.9 million to $3.4 million, and increased as a percent of revenues from 2.9% to 3.1% for the quarters ended September 30, 2000 and 2001 respectively. The increase was primarily due to increases in costs associated with our third party construction and an increase in salary and benefit expenses.

     Gross interest cost before interest capitalized to development properties decreased from $21.4 million for the quarter ended September 30, 2000 to $20.2 million for the quarter ended September 30, 2001. This decrease is primarily due to lower debt balances in 2001 arising from proceeds received from the dispositions in the third quarter of 2000 and lower interest rates on variable debt. The overall decrease in interest expense was offset by increases in the debt used to fund new development, acquisitions, advances to third party development properties and the repurchase of our preferred shares. Interest capitalized was $2.5 million and $3.8 million for the quarters ended September 30, 2001 and 2000, respectively.

     Depreciation and amortization increased from $23.7 million to $26.6 million. This increase was due primarily to new development, property acquisition and capital improvements partially offset by dispositions in the third quarter of 2000.

     Gains on sales of properties for the quarter ended September 30, 2001 decreased $16.3 million from the same period in 2000 due to the sale of eleven properties containing a total of 3,599 apartment homes during the third quarter of 2000.

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

     Earnings before interest, depreciation and amortization increased $15.3 million, or 8.6%, from $177.4 million to $192.7 million for the nine months ended September 30, 2000 and 2001, respectively. The weighted average number of apartment homes for the first nine months of 2001 decreased by 1,696 apartment homes, or 3.6%, from 47,076 to 45,380. The decrease in the weighted average number of apartment homes is due to the disposition of 3,599 apartment homes in the third quarter of 2000, offset by property development and acquisition. Total operating properties were 125 and 122 at September 30, 2001 and 2000, respectively. The weighted average apartment homes and the number of operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

     Revenues from our rental operations comprised 94% and 97% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in rental revenue as a percent of total revenue is due to the increase in the equity in income from our joint ventures due to gains recognized in those joint ventures and an increase in fees and asset management income. Net operating income increased $6.3 million, or 3.5%, from $178.3 million to $184.5 million for the nine months ended September 30, 2000 and 2001, respectively.

     Rental income for the nine months ended September 30, 2001 increased $6.6 million, or 2.4%, over the nine months ended September 30, 2000. Rental income per apartment home per month increased $40 or 6.3%, from $645 to $686 for the first nine months of 2000 and 2001, respectively. The increase was primarily due to increased revenue growth from the stabilized real estate portfolio and higher average rental rates on the completed development properties. Additionally, properties sold in 2000 had average rental rates which were significantly lower than the portfolio average.

     Other property income increased $1.9 million from $20.2 million to $22.1 million for the nine months ended September 30, 2000 and 2001, respectively, which represents a monthly increase of $6 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable, water and other miscellaneous property fees.

     Equity in income of joint ventures increased $7.7 million over the first nine months of 2000, primarily from gains recognized in one of our joint ventures from the sale of three properties totaling 1,264 apartment homes. Other income for the nine months ended September 30, 2001 increased $2.5 million over the same period in 2000. This increase was due to interest earned on our advances to third party development properties and from sales of townhomes.

     Property operating and maintenance expenses increased $1.5 million, from $85.3 million to $86.8 million, but decreased as a percent of total property income from 29.0% to 28.7% for the nine months ended September 30, 2000 and 2001, respectively. On an annualized basis, property operating and maintenance expenses increased $136 per unit, or 5.6%. This increase is primarily due to significant increases in property insurance costs as well as increases in salary and benefit expenses per unit. Our operating expense ratios decreased primarily as a result of operating efficiencies generated by our newly developed properties. Additionally, the operating expense ratios for the properties sold in 2000 were higher than the portfolio average.

     Real estate taxes increased $715,000 from $30.1 million to $30.8 million for the first nine months of 2000 and 2001, respectively, which represents an annual increase of $53 per apartment home. The increase was primarily due to increases in the valuations of renovated and developed properties and increases in property tax rates.

     General and administrative expenses increased $127,000 from $9.7 million to $9.8 million, but decreased as a percent of revenues from 3.2% to 3.0% for the nine months ended September 30, 2000 and 2001, respectively.

     Gross interest cost before interest capitalized to development properties decreased from $63.7 million for the quarter ended September 30, 2000 to $60.9 million for the quarter ended September 30, 2001. This decrease is primarily due to lower debt balances in 2001 arising from proceeds received from the dispositions in the third quarter of 2000 and lower interest rates on variable debt. The overall decrease in interest expense was offset by increases in the debt used to fund new development, acquisitions, advances to third party development properties and the repurchase of our preferred shares. Interest capitalized was $2.5 million and $3.8 million for the quarters ended September 30, 2001 and 2000, respectively.

     Depreciation and amortization increased from $73.5 million to $75.9 million. This increase was due primarily to new development, property acquisition and capital improvements, partially offset by dispositions during the third quarter of 2000.

     Gains on sale of properties for the nine months ended September 30, 2001 totaled $2.5 million due primarily to the sale of 22.7 acres of undeveloped land located in Houston. Gains on sales of properties for the nine months ended September 30, 2000 totaled $18.4 million due primarily to the sale of eleven properties containing a total of 3,599 apartment homes. Also included in the 2000 gain is the sale of a mini- storage facility in Las Vegas and the sale of approximately 61 acres of undeveloped land located in Las Vegas, Dallas and Houston.

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

     The interest expense coverage ratio, net of capitalized interest, was 3.7 and 3.4 times for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, 80.2% and 75.5%, respectively, of our properties (based on invested capital) were unencumbered.

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

     We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the nine months ended September 30, 2001, we incurred $38.2 million in development costs and $20.6 million in acquisition costs. We are developing one property at an aggregate cost of approximately $120.0 million, $27.9 million of which was incurred through September 30, 2001. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and the unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. Additionally, over the next three years, we will continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction.

     During the first nine months of 2001 we sold 22.7 acres of undeveloped land located in Houston. Net proceeds from these sales were approximately $8.6 million. We used the proceeds to reduce indebtedness outstanding under our unsecured line of credit.

     Net cash provided by operating activities totaled $152.0 million for the nine months ended September 30, 2001, an increase of $31.9 million, or 26.6%, over the same period in 2000. This increase was attributable to a $6.3 million increase in net operating income from the real estate portfolio for the nine months ended September 30, 2001 as compared to the same period in 2000. Equity in income of joint ventures increased $7.7 million due to the sales of three joint venture properties. Fee and asset management and other income increased a total of $3.5 million from third party construction fees and interest on notes receivable. Also, other assets increased $10.9 million during 2001, primarily from increases in third party construction receivables and technology investments.

     Net cash used in investing activities totaled $91.3 million for the nine months ended September 30, 2001 compared to $15.4 million provided by investing activities for the same period in 2000. Total real estate assets, before joint ventures and accumulated depreciation, increased $70.7 million during the nine months ended September 30, 2001, compared to a decrease $51.7 million during the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net cash flows provided by investing activities included $9.8 million in net proceeds received from property dispositions. This increase in cash was offset by expenditures for acquisitions, property development and capital improvements totaling $20.6 million, $38.2 million and $19.4 million, respectively for the nine months ended September 30, 2001. Additionally, net advances to third party development properties totaled $15.0 million during the period. For the nine months ended September 30, 2000, net cash flows provided by investing activities included $150.1 million in net proceeds received from property dispositions during 2000. This increase in cash was offset by expenditures for property development and capital improvements totaling $80.9 million and $22.0 million, respectively. Advances to third party development properties totaled $28.7 million during the nine months ended September 30, 2000.

     Net cash used in financing activities totaled $62.4 million for the nine months ended September 30, 2001 compared to $127.6 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we paid distributions totaling $89.3 million. We also paid $26.9 million during the first nine months of 2001 to repurchase our unconverted preferred shares. We received proceeds totaling $313.4 million from the issuance of senior unsecured notes and mortgage notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $105.0 million and $154.7 million, respectively, for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, we paid $84.2 million for distributions and repurchased $26.3 million common shares and units convertible into common shares. These payments were funded by the issuance of $17.5 million in preferred units and the proceeds received from the property dispositions, which were also used to reduce borrowings under our line of credit which decreased $31.0 million.

     In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management's opinion, without reducing our financial flexibility. At September 30, 2001, we had repurchased approximately 6.9 million common shares and redeemed approximately 106,000 units at a total cost of $180.9 million.

     In September 2001, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.61 per share for the third quarter of 2001 which was paid on October 17, 2001 to all common shareholders of record as of September 28, 2001. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.44 per share or unit.

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

     As of September 30, 2001, we had senior unsecured debt totaling $907.8 million and secured mortgage loans totaling $284.4 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.8 years as of September 30, 2001. Scheduled principal repayments on all notes payable outstanding at September 30, 2001 is as follows:

(In thousands)

                    Year                           Amount
                 ----------                     ------------
                    2001                        $    51,134
                    2002                             39,284
                    2003                             87,268
                    2004                            325,753
                    2005                             61,372
                    2006 and thereafter             627,377
                                                ------------
                    Total                       $ 1,192,188
                                                ============

     The scheduled principal repayments in 2001 include $50.0 million senior unsecured notes due November 2001, which were issued in November 1996 and which we expect to repay from the unsecured line of credit.

Financial Flexibility

     We have a $420 million line of credit with a group of 14 banks which matures August 2004. The scheduled interest rate on the line of credit is currently based on a spread over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates comparable to or below those available under the unsecured line of credit.

     As of September 30, 2001, we had $329 million available under the unsecured line of credit and $435.5 million available under our universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

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

     In August 2001, we issued $14.5 million aggregate principal amounts of senior unsecured medium- term notes. These fixed rate notes, due in August 2010, bear interest at a rate of 6.79% payable semiannually on March 15 and September
15. The net proceeds were used to reduce indebtedness outstanding under the unsecured lines of credit.

     In September 2001, we issued an aggregate principal amount of $100 million of 6.75% nine-year senior unsecured notes maturing on September 15, 2010. Interest on the notes is payable semiannually on March and September 15, commencing on March 15, 2002. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $99.2 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit.

     During the third quarter of 2001, we paid off four mortgage notes totaling $38.7 million. The interest rates on the notes ranged from 7.50% to 7.89%. We incurred prepayment penalties totaling $388,000 in connection with the mortgage payoffs. We repaid these mortgages using proceeds available under our unsecured line of credit. The interest rate on the line of credit is significantly lower than the rate on the repaid mortgages.

     At September 30, 2001, the weighted average interest rate on floating rate debt was 4.09%.

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

     We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REITs may not be comparable to our calculation. Our diluted FFO for the three and nine months ended September 30, 2001 increased $2.8 million and $8.0 million over the three and nine months ended September 30, 2000, respectively. On a per share basis, diluted FFO for the three and nine months ended September 30, 2001 increased approximately 8.0% and 7.3%, respectively over the same periods in 2000. The increase in diluted FFO was primarily due to a $1.6 million and $6.3 million increase in net operating income from our real estate portfolio for the three and nine months ended September 30, 2001 compared to the same period in 2000.

The calculation of basic and diluted FFO for the three and nine months ended September 30, 2001 and 2000 follows:

(In thousands)
                                                           Three Months            Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        --------------------    --------------------
                                                           2001       2000         2001       2000
                                                        ---------  ---------    ---------  ---------
Funds from operations:
  Net income to common shareholders                     $ 18,096   $ 28,203     $ 51,231   $ 51,473
  Real estate depreciation                                25,586     23,141       73,591     71,443
  Adjustments for unconsolidated joint ventures           (2,838)       814       (3,632)     2,432
  Gain on sales of properties                               (123)   (16,440)      (2,495)   (18,373)
  Extraordinary charge (early retirement of debt)            388                     388
                                                        ---------  ---------    ---------  ---------
Funds from operations - basic                             41,109     35,718      119,083    106,975
  Preferred share dividends                                           2,343        2,545      7,029
  Income allocated to operating partnership units          1,216      1,435        2,765      2,234
  Adjustments for convertible subordinated debentures                    47           37        155
                                                        ---------  ---------    ---------  ---------
Funds from operations - diluted                         $ 42,325   $ 39,543     $124,430   $116,393
                                                        =========  =========    =========  =========

Weighted average shares - basic                           40,669     38,050       39,490     38,156
Common share options and awards granted                    1,407        847        1,201        684
Preferred shares                                                      3,207        1,406      3,207
Minority interest units                                    2,493      2,545        2,515      2,548
Convertible subordinated debentures                                      97           25        111
                                                        ---------  ---------    ---------  ---------
Weighted average shares - diluted                         44,569     44,746       44,637     44,706
                                                        =========  =========    =========  =========

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

     In June 2001, FASB issued SFAS No. 141, "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations to be accounted for under the purchase method and that the pooling-of-interest method is no longer allowed. The adoption of SFAS No. 141 will not have a material impact on our financial position, results of operations, or cash flows.

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of SFAS No. 142 will not have a material impact on our financial position, results of operations, or cash flows.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations or cash flows.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

         Current report on Form 8-K dated September 12, 2001 and filed with the Commission on September 17, 2001, contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


CAMDEN PROPERTY TRUST



    /s/ G. Steven Dawson                               November 14, 2001
------------------------------------------      --------------------------------
G. Steven Dawson                                    Date
Sr. Vice President of Finance,
Chief Financial Officer and Treasurer




    /s/ Dennis M. Steen                                November 14, 2001
------------------------------------------      --------------------------------
Dennis M. Steen                                      Date
Vice President - Controller and Chief
Accounting Officer