Form 10-K
period 2001-12-31
CAMDEN PROPERTY TRUST
filed 2002-03-28
CIK 906345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         --------------------------------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (713) 354-2500

           Securities registered pursuant to Section 12(b) of the Act:


      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  Common Shares of Beneficial                  New York Stock Exchange
    Interest, $.01 par value

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
Yes    X                   No
    -------                   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting shares of beneficial interest held by non-affiliates of the registrant was $1,518,877,625 at March 15, 2002.

The number of common shares of beneficial interest outstanding at March 15, 2002 was 40,993,198.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts I, II and IV.

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 15, 2002 are incorporated by reference in
Part III.

                                TABLE OF CONTENTS
                                                                           Page
PART I

Item 1.     Business......................................................   3
Item 2.     Properties....................................................   5
Item 3.     Legal Proceedings.............................................   9
Item 4.     Submission of Matters to a Vote of Security Holders...........   9

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters...................................  10
Item 6.     Selected Financial Data.......................................  10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  10
Item 7a.    Quantitative and Qualitative Disclosures
            About Market Risk.............................................  10
Item 8.     Financial Statements and Supplementary Data...................  10
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................  10

PART III

Item 10.    Directors and Officers of the Registrant......................  10
Item 11.    Executive Compensation........................................  10
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.........................................  10
Item 13.    Certain Relationships and Related Transactions................  10

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................  11

SIGNATURES  ..............................................................  15

                                     PART I

Item 1. Business

Introduction

     Camden Property Trust is a real estate investment trust organized on May 25, 1993 and, with our subsidiaries, reports as a single business segment. We are one of the largest real estate investment trusts in the nation with operations related to the ownership, development, construction and management of multifamily apartment communities in nine states. As of December 31, 2001, we owned interests in, operated or were developing 147 properties containing 52,147 apartment homes geographically dispersed in the Sunbelt and Midwestern markets, from Florida to California. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 94.2% for the year ended December 31, 2001. This rate represents the average occupancy for all of our properties in 2001 weighted by the number of apartment homes in each property. Two of our newly developed multifamily properties containing 1,000 apartment homes were in lease-up at year end. Two of our multifamily properties containing 802 apartment homes were under development at December 31, 2001. We also have several sites which we intend to develop into multifamily apartment communities.

     At December 31, 2001, we had 1,750 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

Operating Strategy

     We believe that producing consistent earnings growth and selectively investing in favorable markets are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

     Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which should reduce operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved. Property net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes.

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

     Branding. In 2001, we began implementation of our strategic brand initiative, and each of our communities now carries the Camden flagship name. Our brand promise of "Living Excellence" reinforces our reputation as an organization that promises excellence everywhere our customers look. This initiative was undertaken to reinforce our reputation as a provider of high quality apartment home living. These actions leverage our brand to increase market awareness and define who and what we are to our current and prospective residents. We believe these actions will create long-term value for us and our shareholders.

     New Development and Acquisitions. We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities which have healthy long-term fundamentals and strong growth projections. This dual capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities. We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on acquired properties.

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

     Our consolidated financial statements include $143.6 million related to properties currently under development. Of this amount, $46.2 million relates to our two current development projects: Camden Harbour View in Long Beach and Camden Vineyards in Southern California. Additionally, we have $97.4 million invested in land held for future development. Included in this amount is $51.8 million in land development projects located in Houston, Dallas, and Long Beach. We are currently in the planning phase with respect to these properties to further develop apartment homes in these areas. We may also sell certain parcels of undeveloped land to third parties for commercial and retail development.

     Dispositions. We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we will seek to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. We also intend to continue rebalancing our portfolio with the goal of limiting any one market to providing no more than 12% of total net operating income. Our strategy regarding the undeveloped land sales has been to integrate the residential and retail components in such a way that enhances the quality of life for our residents.

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

     There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which our properties are located. Our properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for owned housing in certain markets, due to a number of factors, including the decrease in mortgage interest rates. Rental demand should be strong in areas anticipated to experience in-migration, due to the younger ages that characterize movers as well as the relatively high cost of home ownership in higher growth areas.

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

Item 2. Properties

The Properties

     Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have, or are expected to have, one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 145 properties, which we owned interests in and operated at December 31, 2001, average 849 square feet of living area.

Operating Properties

     For the year ended December 31, 2001, no single operating property accounted for greater than 2.6% of our total revenues. The operating properties had a weighted average occupancy rate of 94% for 2001 and 2000. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred and twenty six of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 11 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

          Year Placed in Service                   Number of Properties
      -------------------------------            ------------------------
                1997 - 2001                               25
                1992 - 1996                               29
                1987 - 1991                               28
                1982 - 1986                               48
               Prior to 1982                              15

Property Table

     The following table sets forth information with respect to our operating properties at December 31, 2001.


OPERATING PROPERTIES
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            December 2001 Avg.
                                                                                                             Mo. Rental Rates
                                                                                                          ----------------------
                                           Number of    Year Placed    Average Apartment   2001 Average      Per
Property and Location                      Apartments    in Service     Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
--------------------------------------------------------------------------------------------------------------------------------
ARIZONA
    Phoenix
       Camden Copper Square (2)                  332       2000                 786             89 %      $    824   $    1.05
       Camden Fountain Palms                     192    1986/1996             1,050             95             772        0.73
       Camden Legacy                             428       1996               1,067             93             913        0.86
       Camden Pecos Ranch                        272       2001                 924             94             853        0.92
       Camden Sierra                             288       1997                 925             93             752        0.81
       Camden Towne Center                       240       1998                 871             92             785        0.90
       Camden Vista Valley                       357       1986                 923             93             728        0.79
    Tucson
       Camden Pass                               456       1984                 559             95             470        0.84
       Camden View                               365       1974               1,026             92             720        0.70
CALIFORNIA
    Orange County
       Camden Crown Valley (6)                   380       2001               1,009       Lease-up           1,458        1.45
       Camden Martinique                         714       1986                 795             96           1,202        1.51
       Camden Parkside                           421       1972                 835             96           1,067        1.28
       Camden Sea Palms                          138       1990                 891             98           1,197        1.34
COLORADO
    Denver
       Camden Arbors                             358       1986                 810             94             867        1.07
       Camden Caley                              218       2000                 925             94           1,006        1.09
       Camden Centennial                         276       1985                 744             94             832        1.12
       Camden Denver West (4)                    320       1997               1,015             95           1,202        1.18
       Camden Highlands Ridge                    342       1996               1,141             93           1,236        1.08
       Camden Interlocken                        340       1999               1,022             96           1,261        1.23
       Camden Lakeway                            451       1997                 919             94           1,074        1.17
       Camden Pinnacle                           224       1985                 748             94             831        1.11
FLORIDA
    Orlando
       Camden Club                               436       1986               1,077             86             875        0.81
       Camden Fountains                          552    1984/1986               747             95             615        0.82
       Camden Landings                           220       1983                 748             96             646        0.86
       Camden Lee Vista (2)                      492       2000                 937             95             832        0.89
       Camden Renaissance                        578    1996/1998               899             89             793        0.88
       Camden Reserve                            526    1990/1991               824             93             723        0.88
    Tampa/St. Petersburg
       Camden Bay                                408       1997                 927             92             838        0.90
       Camden Bay Pointe                         368       1984                 771             95             657        0.85
       Camden Bayside                            832    1987/1989               748             94             703        0.94
       Camden Citrus Park                        247       1985                 704             95             621        0.88
       Camden Isles                              484    1983/1985               722             93             615        0.85
       Camden Lakes                              688    1982/1983               728             92             660        0.91
       Camden Lakeside                           228       1986                 728             95             663        0.91
       Camden Live Oaks                          770       1990               1,093             90             783        0.72
       Camden Preserve                           276       1996                 942             90             924        0.98
       Camden Westshore                          278       1986                 728             95             727        1.00
       Camden Woods                              444       1986               1,223             96             791        0.65
KENTUCKY
    Louisville
       Camden Brookside                          224       1987                 732             91             654        0.89
       Camden Downs                              254       1975                 682             92             562        0.82
       Camden Meadows                            400    1987/1990               746             92             663        0.89
       Camden Oxmoor (2)                         432       2000                 903             88             782        0.87
       Camden Prospect Park                      138       1990                 916             92             757        0.83
MISSOURI
    Kansas City
       Camden Passage                            596    1989/1997               832             93              743        0.89
    St. Louis
       Camden Cedar Lakes                        420       1986                 852             94              619        0.73
       Camden Cove West                          276       1990                 828             95              968        1.17
       Camden Cross Creek                        591    1973/1980               947             92              838        0.88
       Camden Taravue                            304       1975                 676             92              576        0.85
       Camden Trace                              372       1972               1,158             95              807        0.70
       Camden Westchase                          160       1986                 945             97              944        1.00


OPERATING PROPERTIES (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            December 2001 Avg.
                                                                                                             Mo. Rental Rates
                                                                                                          ----------------------
                                           Number of    Year Placed    Average Apartment   2001 Average      Per
Property and Location                      Apartments    in Service     Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
--------------------------------------------------------------------------------------------------------------------------------
NEVADA
    Las Vegas
       Camden Bel Air                            528    1988/1995               943             93 %      $    799   $    0.85
       Camden Breeze                             320       1989                 846             95             723        0.85
       Camden Canyon                             200       1995                 987             96             834        0.84
       Camden Commons                            376       1988                 936             96             793        0.85
       Camden Cove                               124       1990                 898             96             752        0.84
       Camden Del Mar                            560       1995                 986             97             886        0.90
       Camden Fairways                           320       1989                 896             97             777        0.87
       Camden Greens                             432       1990                 892             96             761        0.85
       Camden Harbor                             336       1996               1,008             98             840        0.83
       Camden Hills                              184       1991                 579             94             552        0.95
       Camden Legends                            113       1994                 792             98             766        0.97
       Camden Palisades                          624       1991                 905             96             795        0.88
       Camden Pines                              315       1997               1,005             97             844        0.84
       Camden Pointe                             252       1996                 985             95             785        0.80
       Camden Summit                             234       1995               1,187             96           1,119        0.94
       Camden Tiara                              400       1996               1,043             96             867        0.83
       Camden Vintage                            368       1994                 978             95             782        0.80
       Oasis Bay (3)                             128       1990                 862             95             776        0.90
       Oasis Crossings (3)                        72       1996                 983             97             794        0.81
       Oasis Emerald (3)                         132       1988                 873             94             675        0.77
       Oasis Gateway (3)                         360       1997               1,146             94             858        0.75
       Oasis Heritage (3)                        720       1986                 950             97             611        0.64
       Oasis Island (3)                          118       1990                 901             94             675        0.75
       Oasis Landing (3)                         144       1990                 938             94             716        0.76
       Oasis Meadows (3)                         383       1996               1,031             95             777        0.75
       Oasis Palms (3)                           208       1989                 880             94             710        0.81
       Oasis Pearl (3)                            90       1989                 930             95             733        0.79
       Oasis Place (3)                           240       1992                 440             95             524        1.19
       Oasis Plaza (3)                           300       1976                 820             94             635        0.77
       Oasis Ridge (3)                           477       1984                 391             91             454        1.16
       Oasis Rose (3)                            212       1994               1,025             97             741        0.72
       Oasis Sands                                48       1994               1,125             97             815        0.72
       Oasis Sierra (3)                          208       1998                 922             94             828        0.90
       Oasis Springs (3)                         304       1988                 838             93             661        0.79
       Oasis Suites (3)                          409       1988                 404             93             510        1.26
       Oasis View (3)                            180       1983                 940             95             690        0.73
       Oasis Vinings (3)                         234       1994               1,152             94             803        0.70
    Reno
       Camden Bluffs                             450       1997               1,111             95           1,071        0.96
NORTH CAROLINA
    Charlotte
       Camden Eastchase                          220       1986                 698             94             625        0.90
       Camden Forest                             208       1989                 703             94             658        0.94
       Camden Habersham                          240       1986                 773             91             683        0.88
       Camden Park Commons                       232       1997                 859             92             764        0.89
       Camden Pinehurst                          407       1967               1,147             91             822        0.72
       Camden Timber Creek                       352       1984                 706             91             663        0.94
    Greensboro
       Camden Glen                               304       1980                 662             92             592        0.90
       Camden Wendover                           216       1985                 795             91             659        0.83
TEXAS
    Austin
       Camden Briar Oaks                         430       1980                 711             97             683        0.96
       Camden Huntingdon                         398       1995                 903             94             875        0.97
       Camden Laurel Ridge                       183       1986                 705             95             690        0.98
       Camden Ridgecrest                         284       1995                 851             95             831        0.98
       Camden Ridgeview                          167       1984                 859             95             788        0.92
       Camden Woodview                           283       1984                 644             97             680        1.06



OPERATING PROPERTIES (CONTINUED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            December 2001 Avg.
                                                                                                             Mo. Rental Rates
                                                                                                          ----------------------
                                           Number of    Year Placed    Average Apartment   2001 Average      Per
Property and Location                      Apartments    in Service     Size (Sq. Ft.)    Occupancy (1)   Apartment  Per Sq. Ft.
--------------------------------------------------------------------------------------------------------------------------------
    Corpus Christi
       Camden Breakers                           288       1996                 861             95%   $    769   $    0.89
       Camden Copper Ridge                       344       1986                 775             94         601        0.78
       Camden Miramar (5)                        451    1994-2000               569             86         791        1.39
       Camden Waterford                          580       1976                 767             94         517        0.67
    Dallas/Fort Worth
       Camden Addison                            456       1996                 942             96         917        0.97
       Camden Buckingham                         464       1997                 919             93         875        0.95
       Camden Centreport                         268       1997                 910             92         858        0.94
       Camden Cimarron                           286       1992                 772             95         847        1.10
       Camden Farmers Market (6)                 620       2001                 916       Lease-up       1,074        1.17
       Camden Gardens                            256       1983                 652             94         635        0.97
       Camden Glen Lakes                         424       1979                 877             91         804        0.92
       Camden Highlands                          160       1985                 816             95         692        0.85
       Camden Lakeview                           476       1985                 853             94         680        0.80
       Camden Legacy Creek                       240       1995                 831             94         826        0.99
       Camden Legacy Park                        276       1996                 871             95         848        0.97
       Camden Oaks                               446       1985                 730             95         684        0.94
       Camden Oasis                              602       1986                 548             92         611        1.11
       Camden Place                              442       1984                 772             93         650        0.84
       Camden Ridge                              208       1985                 829             94         661        0.80
       Camden Springs                            304       1987                 713             96         651        0.91
       Camden Terrace                            340       1984                 848             94         656        0.77
       Camden Towne Village                      188       1983                 735             94         649        0.88
       Camden Trails                             264       1984                 733             92         635        0.87
       Camden Valley Creek                       380       1984                 855             95         717        0.84
       Camden Valley Park                        516       1986                 743             94         726        0.98
       Camden Valley Ridge                       408       1987                 773             94         663        0.86
       Camden Westview                           335       1983                 697             93         663        0.95
    Houston
       Camden Baytown                            272       1999                 844             94         720        0.85
       Camden Chasewood                          282       1978                 749             96         589        0.79
       Camden Creek                              456       1984                 639             94         623        0.98
       Camden Crossing                           366       1982                 762             96         614        0.81
       Camden Greenway                           756       1999                 861             97       1,014        1.18
       Camden Holly Springs                      548       1999                 934             97         912        0.98
       Camden Midtown                            337       1999                 843             96       1,016        1.20
       Camden Park                               288       1995                 866             94         833        0.96
       Camden Steeplechase                       290       1982                 748             97         630        0.84
       Camden Stonebridge                        204       1993                 845             97         825        0.98
       Camden Sugar Grove                        380       1997                 917             94         859        0.94
       Camden Vanderbilt                         894    1996/1997               863             98       1,034        1.20
       Camden Wallingford                        462       1980                 787             97         636        0.81
       Camden West Oaks                          671       1982                 726             94         578        0.80
       Camden Wilshire                           536       1982                 761             96         602        0.79
       Camden Wyndham                            448    1978/1981               797             96         561        0.70
                                            --------                   ------------      -----------  --------   ---------
       Total                                  51,345                            849             94%   $    777   $    0.91
                                            ========                   ============      ===========  ========   =========


(1)  Represents average physical occupancy for the year, except as noted below.
(2) Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(3) Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.
(4) Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(5) Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
(6)  Properties under lease-up at December 31, 2001.

Operating Properties Under Lease-Up

     The operating properties under lease-up table is incorporated herein by reference from page 37 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, which page is filed as Exhibit 13.1 hereto.

Development Properties

     The total budgeted cost of the development properties is approximately $162.0 million, with a remaining cost to complete, as of December 31, 2001, of approximately $115.8 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or that their performance will be comparable to that of our existing portfolio.

Development Properties Table

     The development properties table is incorporated herein by reference from page 37 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1.

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

Item 3. Legal Proceedings

     Prior to our merger with Oasis Residential, Inc. in 1998, Oasis had been contacted by certain regulatory agencies with regards to alleged failures to comply with the Fair Housing Amendments Act as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants' policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act,
(b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants alleged unlawful practices to positions they would have been in but for the discriminatory conduct and (c) designing or constructing any covered multi-family dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information with respect to this Item 5 is incorporated herein by reference from page 75 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 15, 2002, was 992.

Item 6. Selected Financial Data

     Information with respect to this Item 6 is incorporated herein by reference from pages 76 and 77 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information with respect to this Item 7 is incorporated herein by reference from pages 34 through 49 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to this Item 7A is incorporated herein by reference from page 43 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1.

Item 8. Financial Statements and Supplementary Data

     Our financial statements and supplementary financial information for the years ended December 31, 2001, 2000 and 1999 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 50 through 75 of our Annual Report to Shareholders for the year ended December 31, 2001, which is filed as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2002 in connection with the Annual Meeting of Shareholders to be held May 15, 2002.

Item 11. Executive Compensation

     Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2002 in connection with the Annual Meeting of Shareholders to be held May 15, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2002 in connection with the Annual Meeting of Shareholders to be held May 15, 2002.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2002 in connection with the Annual Meeting of Shareholders to be held May 15, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements:

            Our financial statements and supplementary financial information for the years ended December 31, 2001, 2000 and 1999 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 50 through 75 of our Annual Report to the Shareholders for the year ended December 31, 2001, which pages are filed as Exhibit 13.1 hereto.

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

      2.3 Contribution Agreement, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra- Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

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

      4.19 Form of Underwriting Agreement among Camden Property Trust and the Underwriters dated September 7, 2001 relating to the offering of 6.75% notes due 2010. Incorporated by reference from Exhibit 1.1 to Camden Property Trust's Form 8-K filed September 17, 2001 (File No. 1-12110).

      4.20 Form of Camden Property Trust's 6.75% Note due 2010. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed September 17, 2001 (Filed No. 1-12110).

      10.1 Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust's Registration Statement on Form S-11 filed July 9, 1993 (File No. 33- 63588).

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

      10.11 Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.'s Annual Report on Form 10- K for the year ended December 31, 1997 (File No. 1-12428).

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

      10.15 Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999. Incorporated by reference from Exhibit 10.15 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1- 12110).

      10.16 Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999. Incorporated by reference from Exhibit 10.16 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1- 12110).

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

      10.20 Form of Senior Executive Loan Guaranty between Camden Operating L.P., Camden USA, Inc. and Bank One, NA. Incorporated by reference from Exhibit 10.20 to Camden Property Trust's Form 10- K for the year ended December 31, 1999 (File No. 1-12110).

      12.1* Statement re Computation of Ratios

      13.1* Selected  pages  of the  Camden  Property  Trust  Annual  Report  to
            Shareholders for the year ended December 31, 2001.

      21.1* Subsidiaries of Camden Property Trust.

      23.1* Consent of Deloitte & Touche LLP.

      24.1* Powers of Attorney  for Richard J. Campo,  D. Keith Oden,  G. Steven
            Dawson, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.


_____________________
*Filed herewith.

14(b) Reports on Form 8-K

      Camden Property Trust did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2002                     CAMDEN PROPERTY TRUST




                                   By:   /s/G. Steven Dawson
                                      -------------------------------------
                                   G. Steven Dawson
                                   Chief Financial Officer, Senior Vice
                                   President - Finance  and Secretary





                                   By:   /s/Dennis M. Steen
                                      --------------------------------------
                                   Dennis M. Steen
                                   Vice President - Controller, Chief
                                   Accounting Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

        Name                            Title                               Date

           *                    Chairman of the Board of Trust          March 28, 2002
-----------------------         Managers and Chief Executive
Richard J. Campo                Officer (Principal Executive
                                Officer)


          *                     President, Chief Operating Officer      March 28, 2002
-----------------------         and Trust Manager
D. Keith Oden


  /S/G. Steven Dawson           Chief Financial Officer, Senior Vice    March 28, 2002
-----------------------         President-Finance and Secretary
G. Steven Dawson                (Principal Financial  Officer)


  /S/Dennis M. Steen            Vice President - Controller, Chief      March 28, 2002
-----------------------         Accounting Officer and Treasurer
Dennis M. Steen                 (Principal Accounting Officer)


        *                        Trust Manager                          March 28, 2002
-----------------------
William R. Cooper


        *                        Trust Manager                          March 28, 2002
-----------------------
George A. Hrdlicka


        *                        Trust Manager                          March 28, 2002
-----------------------
Scott S. Ingraham


        *                        Trust Manager                          March 28, 2002
-----------------------
Lewis A. Levey


        *                        Trust Manager                          March 28, 2002
-----------------------
F. Gardner Parker


        *                        Trust Manager                          March 28, 2002
-----------------------
Steven A. Webster



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

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(1) are listed below:

                                                                            Page
CAMDEN PROPERTY TRUST

Independent Auditors' Report (included herein) . . . . . . .  . . . . . .    F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 50 through 75 of our Annual Report to Shareholders for the year ended December 31, 2001):

        Independent Auditors' Report
        Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999
        Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 2001, 2000 and 1999
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements

     The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation . . . . . . . .     S-1

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Camden Property Trust


We have audited the consolidated financial statements of Camden Property Trust ("Camden") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 29, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 14. This financial statement schedule is the responsibility of Camden's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
January 29, 2002

                                                                    Schedule III

                              CAMDEN PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001

(In thousands)


                                                                                    Cost
                                                                                Capitalized
                                                                                 Subsequent
                                                                                     to
                                                                                Acquisition
                                                           Initial Cost to           or
             Description                Encumbrances    Camden Property Trust    Development
--------------------------------------  ------------  ------------------------- ------------
                                                                  Building and
      Property Name          Location                    Land     Improvements
--------------------------  ----------                ---------- --------------
Apartments................      TX      $    28,557   $131,530   $    657,404   $   67,902
Apartments................      AZ            7,877     20,986        149,466        7,314
Apartments................      CA           48,524     53,237        135,983        8,345
Apartments................      CO           32,012     21,907        164,114        4,310
Apartments................      FL           21,734     47,170        334,401       25,235
Apartments................      KY           18,155      5,107         66,684        4,076
Apartments................      MO           51,733     18,148        120,848       12,859
Apartments................      NV           61,227     52,789        371,902       13,803
Apartments................      NC           13,338     11,842         75,099       10,417
Properties under Development    NV                       3,295         11,286
Properties under Development    CA                      28,457         29,084
Properties under Development    FL                       3,331            798
Properties under Development    TX                      42,040         25,305
                                        -----------   --------   ------------   ----------
     Total................              $   283,157   $439,839   $  2,142,374   $  154,261
                                        ===========   ========   ============   ==========

                                                                                                   Date
                                                 Gross Amount at Which            Accumulated    Constructed   Depreciable
             Description                    Carried at December 31, 2001 (a)     Depreciation(a)  or Acquired  Life (Years)
--------------------------------------  ---------------------------------------- --------------- ------------  ------------

      Property Name          Location      Land       Building         Total
--------------------------  ----------  ---------- --------------  -------------
Apartments................      TX      $131,530   $     725,306   $   856,836   $    169,667     1993-2001       3 - 35
Apartments................      AZ        20,986         156,780       177,766         29,516     1994-2001       3 - 35
Apartments................      CA        53,237         144,328       197,565         11,955     1998-2001       3 - 35
Apartments................      CO        21,907         168,424       190,331         18,671     1998-2000       3 - 35
Apartments................      FL        47,170         359,636       406,806         61,098     1997-2000       3 - 35
Apartments................      KY         5,107          70,760        75,867         12,581     1997-2000       3 - 35
Apartments................      MO        18,148         133,707       151,855         34,728       1997          3 - 35
Apartments................      NV        52,789         385,705       438,494         51,298     1998-1999       3 - 35
Apartments................      NC        11,842          85,516        97,358         32,640       1997          3 - 35
Properties under Development    NV         3,295          11,286        14,581                    1998-2001
Properties under Development    CA        28,457          29,084        57,541                    1998-2001
Properties under Development    FL         3,331             798         4,129                    1998-2001
Properties under Development    TX        42,040          25,305        67,345                    1995-2001
                                        --------   -------------   -----------   ------------
     Total................              $439,839   $   2,296,635   $ 2,736,474   $    422,154
                                        ========   =============   ===========   ============


(a) The aggregate cost for federal income tax purposes at December 31,2001 was $2.6 billion.

The changes in total real estate assets, excluding investments in joint ventures and third party development properties, for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                             2001         2000          1999
                                         -----------   ----------   -----------
Balance, beginning of period............ $ 2,623,729   $2,656,165   $ 2,455,458
Additions during period:
   Acquisition - Oasis..................                                    888
   Acquisition - other..................      20,634
   Development..........................      76,561       94,444       188,506
   Improvements.........................      26,655       27,940        33,366
Deductions during period:
   Cost of real estate sold - other.....     (11,106)    (154,820)      (22,053)
                                         -----------   ----------   -----------
Balance, end of period.................. $ 2,736,473   $2,623,729   $ 2,656,165
                                         ===========   ==========   ===========


The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            2001         2000          1999
                                         -----------   ----------   -----------
Balance, beginning of period............ $   326,723   $  253,545   $   167,560
   Depreciation.........................      98,400       94,227        87,491
   Real estate sold.....................      (2,969)     (21,049)       (1,506)
                                         -----------   ----------   -----------
Balance, end of period.................. $   422,154   $  326,723   $   253,545
                                         ===========   ==========   ===========