Form 10-Q
period 2002-03-31
CAMDEN PROPERTY TRUST
filed 2002-05-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 1, 2002, there were 41,123,940 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

                              CAMDEN PROPERTY TRUST
                                Table of Contents

PART I         FINANCIAL INFORMATION                                       Page
                                                                         -------
Item 1         Financial Statements
               Consolidated Balance Sheets (Unaudited) as of
                  March 31, 2002 and December 31, 2001 .................     3
               Consolidated Statements of Operations (Unaudited)
                  for the three months ended March 31, 2002 and 2001 ...     4
               Consolidated Statements of Cash Flows (Unaudited)
                  for the three months ended March 31, 2002 and 2001 ...     5

               Notes to Consolidated Financial Statements (Unaudited) ..     6

Item 2         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................    13

Item 3         Quantitative and Qualitative Disclosures About
                  Market Risk  .........................................    22

PART II        OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                                    CAMDEN PROPERTY TRUST
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
(In thousands)
                                           ASSETS
                                                                 March 31,      December 31,
                                                                    2002           2001
                                                               -------------   --------------
Real estate assets, at cost:
     Land  ..................................................  $    362,557    $     362,717
     Buildings and improvements  ............................     2,238,459        2,230,161
                                                               -------------   --------------
                                                                  2,601,016        2,592,878
     Less: accumulated depreciation  ........................      (447,289)        (422,154)
                                                               -------------   --------------
              Net operating real estate assets ..............     2,153,727        2,170,724
     Properties under development, including land  ..........       167,122          143,596
     Investment in joint ventures ...........................        16,537           17,073
     Investment in third party development properties .......        72,913           69,983
                                                               -------------   --------------
              Total real estate assets ......................     2,410,299        2,401,376
Accounts receivable - affiliates ............................         5,260            4,586
Notes receivable - affiliates ...............................         1,800            1,800
Other assets, net ...........................................        33,887           33,121
Cash and cash equivalents ...................................         7,540            5,625
Restricted cash .............................................         3,419            3,157
                                                               -------------   --------------
               Total assets .................................  $  2,462,205    $   2,449,665
                                                               =============   ==============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Notes payable:
              Unsecured  ....................................  $    958,499    $     923,890
              Secured .......................................       281,882          283,157
     Accounts payable .......................................        19,376           13,337
     Accrued real estate taxes ..............................        13,290           28,378
     Accrued expenses and other liabilities .................        41,592           46,275
     Distributions payable ..................................        31,717           30,298
                                                               -------------   --------------
              Total liabilities .............................     1,346,356        1,325,335

Minority interests:
     Units convertible into perpetual preferred shares ......       149,815          149,815
     Units convertible into common shares ...................        54,435           56,264
                                                               -------------   --------------
             Total minority interests .......................       204,250          206,079

Shareholders' equity:
     Common shares of beneficial interest ...................           478              476
     Additional paid-in capital .............................     1,310,294        1,297,239
     Distributions in excess of net income ..................      (207,284)        (194,718)
     Unearned restricted share awards .......................       (16,722)          (8,621)
     Less: treasury shares, at cost .........................      (175,167)        (176,125)
                                                               -------------   --------------
             Total shareholders' equity  ....................       911,599          918,251
                                                               -------------   --------------
             Total liabilities and shareholders' equity  ....  $  2,462,205    $   2,449,665
                                                               =============   ==============

                              See Notes to Consolidated Financial Statements.

                                          CAMDEN PROPERTY TRUST
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

(In thousands, except per share amounts)
                                                                           Three Months
                                                                          Ended March 31,
                                                                   -------------------------
                                                                       2002          2001
                                                                   -----------   -----------
Revenues
     Rental income                                                 $   92,192    $   92,210
     Other property income ......................................       7,425         6,951
                                                                   -----------   -----------
          Total property income .................................      99,617        99,161
     Fee and asset management ...................................       1,338         1,543
     Other income ...............................................       2,850         1,954
                                                                   -----------   -----------
          Total revenues ........................................     103,805       102,658
                                                                   -----------   -----------

Expenses
     Property operating and maintenance .........................      27,865        28,159
     Real estate taxes ..........................................      10,583        10,066
     General and administrative .................................       3,589         3,283
     Impairment provision for technology investments ............           -         1,090
     Other expenses .............................................       1,178             -
     Interest ...................................................      17,104        17,143
     Depreciation and amortization  .............................      26,057        24,496
                                                                   -----------   -----------
          Total expenses ........................................      86,376        84,237
                                                                   -----------   -----------
Income before gain on sale of properties, equity in income
     of joint ventures and minority interests ...................      17,429        18,421
Gain of sale of properties ......................................           -         1,716
Equity in income of joint ventures ..............................         225         2,696
Income allocated to minority interests:
     Distributions on units convertible into perpetual
        preferred shares ........................................      (3,218)       (3,218)
     Income allocated to units convertible into common shares ...        (454)       (1,071)
                                                                   -----------   -----------
Net income ......................................................      13,982        18,544
Preferred share dividends .......................................           -        (2,343)
                                                                   -----------   -----------
Net income to common shareholders ...............................  $   13,982    $   16,201
                                                                   ===========   ===========

Basic earnings per share ........................................  $     0.34    $     0.43
Diluted earnings per share ......................................  $     0.32    $     0.41

Distributions declared per common share .........................  $    0.635    $    0.610

Weighted average number of common shares outstanding ............      40,826        37,975
Weighted average number of common and common dilutive
        equivalent shares outstanding ...........................      44,648        39,570

                            See Notes to Consolidated Financial Statements.

                                         CAMDEN PROPERTY TRUST
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
(In thousands)

                                                                            Ended March 31,
                                                                          2002         2001
                                                                       ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income .......................................................  $  13,982     $ 18,544
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization ..............................     26,057       24,496
         Equity in income of joint ventures, net of cash received  ..        536          791
         Gain on sale of properties .................................          -       (1,716)
         Income allocated to units convertible into common shares ...        454        1,071
         Accretion of discount on unsecured notes payable ...........        109          119
         Net change in operating accounts ...........................    (11,625)      (7,741)
                                                                       ----------   ----------
              Net cash provided by operating activities .............     29,513       35,564

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets ...................................    (32,379)     (18,855)
   Net proceeds from sale of properties and townhomes ...............      1,075        6,549
   Increase in investment in joint ventures .........................          -         (559)
   Increase in investments in third party development properties ....     (2,930)      (7,259)
   Increase in technology investments ...............................          -       (1,626)
   Other ............................................................       (698)        (503)
                                                                       ----------   ----------
         Net cash used in investing activities ......................    (34,932)     (22,253)

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in unsecured lines of credit and
      short-term borrowings .........................................     69,000      (70,000)
   Proceeds from notes payable ......................................          -      197,802
   Repayment of notes payable .......................................    (35,775)     113,343)
   Distributions to shareholders and minority interests .............    (29,910)     (28,544)
   Other ............................................................      4,019          (37)
                                                                       ----------   ----------
         Net cash provided by (used in) financing activities ........      7,334      (14,122)
                                                                       ----------   ----------
         Net increase (decrease) in cash and cash equivalents .......      1,915         (811)
Cash and cash equivalents, beginning of period ......................      5,625        4,936
                                                                       ----------   ----------
Cash and cash equivalents, end of period ............................  $   7,540    $   4,125
                                                                       ==========   ==========

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized ..............  $  17,912    $  11,722
   Interest capitalized .............................................      2,263        3,103

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Value of shares issued under benefit plans, net ..................  $   9,314     $  5,039
   Conversion of operating partnership units to common shares .......        680           90
   Conversion of 7.33% subordinated debentures to common
        shares, net .................................................          -        1,936

                                See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Interim Unaudited Financial Information

       The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

       Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of March 31, 2002, we owned interests in, operated or were developing 147 multifamily properties containing 52,412 apartment homes located in nine states. Two of our newly developed multifamily properties containing 1,000 apartment homes were in lease-up at quarter end. Four of our multifamily properties, which includes the expansion of an existing operating property, containing 1,367 apartment homes were under development at March 31, 2002. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

       We currently have four properties under development: Camden Harbour View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California and Camden Oak Crest, a 364-unit property located in Houston, Texas. We are also constructing an additional 201 units at an existing operating property, Camden Miramar, located in Corpus Christi, Texas.

       During the first quarter, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was being held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in "Equity in income of joint ventures."

       Subsequent to quarter end, we purchased two properties located in Tampa, Florida, which were developed under our third party development program, for an aggregate of $70.2 million, as they fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002.

Real Estate Assets, at Cost

       We capitalized $7.6 million and $4.1 million in the quarters ended March 31, 2002 and 2001, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.

Property Operating and Maintenance Expenses

       Property operating and maintenance expenses included normal repairs and maintenance expenses totaling $6.1 million and $6.9 million for the quarters ended March 31, 2002 and 2001, respectivley.

Common Share Dividend Declaration

       In March 2002, we announced that our Board of Trust Managers had declared a dividend of $0.635 per share for the first quarter of 2002 which was paid on April 17, 2002 to all common shareholders of record as of March 28, 2002. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit. Recent Accounting Pronouncements

       In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

Reclassifications

       Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentation.

2.     Earnings Per Share

        Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted, preferred shares, units convertible into common shares and convertible subordinated debentures. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.

       The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                                          Three Months
                                                                         Ended March 31,
                                                                    --------------------------
                                                                       2002           2001
                                                                    ------------   -----------
Basic earnings per share
     Weighted average common shares outstanding .................        40,826        37,975
                                                                    ============   ===========
          Basic earnings per share ..............................   $      0.34     $    0.43
                                                                    ============   ===========
Diluted earnings per share(a)
     Weighted average common shares outstanding .................        40,826        37,975
     Shares issuable from assumed conversion of:
          Common share options and awards granted ...............         1,357         1,022
          Units convertible into common shares ..................         2,465           573
                                                                    ------------   -----------
     Weighted average common shares outstanding, as adjusted ....        44,648        39,570
                                                                    ============   ===========
          Diluted earnings per share ............................   $      0.32    $     0.41
                                                                    ============   ===========

Earnings for basic and diluted computation
    Net income ..................................................   $    13,982     $  18,544
    Less: Preferred share dividends .............................             -        (2,343)
                                                                    ------------   -----------
    Net income to common shareholders
          (Basic earnings per share computation) ................        13,982        16,201
    Income allocated to units convertible into common shares ....           454             -
                                                                    ------------   -----------
    Net income to common shareholders, as adjusted
          (Diluted earnings per share computation) ..............   $    14,436    $   16,201
                                                                    ============   ===========

(a)  For the quarter  ended March  31,2001, 3.2 million  preferred  shares,  2.0 million
     units  convertible   into  common  shares   and  79,000  convertible   subordinated
     debentures  were  not included in  the  diluted earnings  per share  calculation as they were not dilutive.

3.     Investments in Third Party Development Properties

        Our construction division performs services for our internally developed construction pipeline, as well as provides services for third party owners of multifamily, commercial and retail properties. In addition to providing construction services to third party multifamily owners, for selected properties in markets we are comfortable making investments in, we may provide financing for a portion of the project costs. In connection with this program, we have entered into agreements with unaffiliated third parties to develop, construct, and manage five multifamily projects containing a total of 1,667 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At March 31, 2002 and 2001, these notes had principal balances totaling $72.9 million and $78.0 million, respectively.

        These projects are supported with adequate third party equity to allow us to earn fees for managing the development, construction and eventual operations of these properties. The related fees we earned for all projects totaled $678,000 and $249,000 for the quarters ended March 31, 2002 and 2001, respectively. Two projects are currently under construction, and one project is in the lease-up phase. We expect that the remaining two projects currently under construction will begin leasing during 2002.

        The following is a detail of our third party construction subject to notes receivable as of March 31, 2002:

                                                                                  Estimated/
                                     Number of     Budgeted/     Estimated/      Actual Date
                                     Apartment    Actual Cost   Actual Date of        of
Property and Location                  Homes     ($ millions)     Completion    Stabilization
----------------------------------  ----------- -------------- ---------------- -------------

Stabilized
Marina Pointe II
          Tampa, FL .............         352   $        29             1Q01            3Q01
Creekside
          Denver, CO  ...........         279            33             3Q01            3Q01
In lease-up
Ybor City
          Tampa, FL .............         454            40             1Q02            4Q02
Under Construction
Little Italy
          San Diego, CA  ........         160            36             4Q02            3Q03
Otay Ranch
          San Diego, CA  ........         422            57             1Q03            4Q03
                                    ----------- --------------
Total Third Party Development  ..       1,667   $       195
                                    =========== ==============

       Subsequent to quarter end, we purchased the two properties located in Tampa, Florida, which were developed under our third party development program, for an aggregate of $70.2 million, as they fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002.

4.     Notes Payable

        The following is a summary of our indebtedness:
(In millions)

                                                                    March 31,   December 31,
                                                                      2002         2001
                                                                  -----------  --------------

Unsecured Line of Credit and Short Term Borrowings .............  $    226.0   $       157.0

Senior Unsecured Notes
   7.03% Notes, due 2003 .......................................        50.0            50.0
   7.14% Notes, due 2004 .......................................       199.5           199.4
   7.11% - 7.28% Notes, due 2006 ...............................       174.2           174.2
   6.77% Notes, due 2010 .......................................        99.9            99.9
   7.69% Notes, due 2011 .......................................       149.4           149.4
                                                                  -----------  --------------
                                                                       673.0           672.9
Medium Term Notes
   6.68% - 6.74% Notes, due 2002 ...............................           -            34.5
   6.88% - 7.17% Notes, due 2004 ...............................        30.0            30.0
   7.63% Notes, due 2009 .......................................        15.0            15.0
   6.79% Notes, due 2010 .......................................        14.5            14.5
                                                                  -----------  --------------
                                                                        59.5            94.0
                                                                  -----------  --------------
Total Unsecured Notes ..........................................       958.5           923.9

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009 ..       181.5           182.5
   3.17% - 7.29% Tax-exempt Mortgage Notes, due 2023 - 2031 ....       100.4           100.6
                                                                  -----------  --------------
                                                                       281.9           283.1
                                                                  -----------  --------------
Total Notes Payable ............................................  $  1,240.4   $     1,207.0
                                                                  ===========  ==============

       We have a $420 million unsecured line of credit which matures in August 2004. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. At quarter end, we were in compliance with all covenants and limitations.

       During the first quarter, we repaid $34.5 million of maturing medium-term notes. These notes had interest rates ranging from 6.68% to 6.74% and were repaid using proceeds available under our unsecured line of credit.

       At March 31, 2002, our floating rate debt totaled $287.8 million and had a weighted average interest rate of 2.9%

5.    Net Change in Operating Accounts

       The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                      2002            2001
                                                   -----------     ------------
Decrease (increase) in assets:
     Accounts receivable - affiliates ..........   $     (263)     $       208
     Other assets, net .........................         (670)          (1,882)
     Restricted cash  ..........................         (262)             (63)

Increase (decrease) in liabilities:
     Accounts payable ..........................        6,039            3,906
     Accrued real estate taxes .................      (15,088)         (13,980)
     Accrued expenses and other liabilities ....       (1,381)           4,070
                                                   -----------     ------------
          Net change in operating accounts .....   $  (11,625)     $    (7,741)
                                                   ===========     ============

6.    Preferred Units

       Our operating partnership has issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly. The preferred units are redeemable for cash by the operating partnership on or after the fifth anniversary of issuance at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible after 10 years by the holder into corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

7.    Restricted Share and Option Awards

       During the first quarter of 2002, we granted 325,678 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to ten years. We also granted 510,000 options with an exercise price equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. During the three month period ended March 31, 2002, previously granted options to purchase 166,433 shares became exercisable and 97,958 restricted shares vested. During 2002, 243,405 options were exercised at prices ranging from $24.88 to $30.36.

8.    Securities Repurchase Program

       In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. As of March 31, 2002, we had repurchased 6.9 million common shares and redeemed approximately 106,000 units convertible in to common shares for a total cost of $180.9 million. No common shares or units convertible into common shares have been repurchased in 2002.

9.    Townhome Sales

       We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the three months ended March 31, 2002, we sold four units at a total sales price of approximately $1.1 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of March 31, 2002, we had eight of the 17 townhomes remaining to be sold.

10.   Commitments and Contingencies

       Construction Contracts. As of March 31, 2002, we were obligated for approximately $86.5 million of additional expenditures on our four development properties (a substantial amount of which we expect to be funded with debt).

       Contingencies. We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

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

       We are currently in the due diligence period for the purchase of land for development and the acquisition of a property. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

       The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2001 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust ("REIT") and environmental uncertainties and natural disasters.

Business

       Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of March 31, 2002, we owned interests in, operated or were developing 147 multifamily properties containing 52,412 apartment homes located in nine states. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 91.7% for the quarter ended March 31, 2002. This represents the average occupancy for all properties during the first quarter of 2002 weighted by the number of apartment homes in each property. Two of our newly developed multifamily properties containing 1,000 apartment homes were in lease-up at quarter end. Four of our multifamily properties, which includes the expansion of an existing operating property, containing 1,367 apartment homes were under development at March 31, 2002 Additionally, we have several sites which we intend to develop into multifamily apartment communities.

Property Update

        We currently have four properties under development: Camden Harbour View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California and Camden Oak Crest, a 364-unit property located in Houston, Texas. We are also constructing an additional 201 units at an existing operating property, Camden Miramar, located in Corpus Christi, Texas.

       During the first quarter, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was being held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in "Equity in income of joint ventures."

       Subsequent to quarter end, we purchased two properties located in Tampa, Florida, which were developed under our third party development program, for an aggregate of $70.2 million, as they fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002.

Property Portfolio

       Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

                                                  March 31, 2002          December 31, 2001
                                            ------------------------ ------------------------
                                             Apartment                Apartment
                                               Homes     Properties      Homes    Properties
                                            ----------- ------------ ----------- ------------
Operating Properties
  West Region
     Las Vegas, Nevada (a)...............       10,353           36      10,653           37
     Denver, Colorado (a)................        2,529            8       2,529            8
     Phoenix, Arizona ...................        2,109            7       2,109            7
     Southern California ................        1,653            4       1,653            4
     Tucson, Arizona ....................          821            2         821            2
     Reno, Nevada .......................          450            1         450            1
  Central Region
     Dallas, Texas ......................        8,359           23       8,359           23
     Houston, Texas .....................        7,190           16       7,190           16
     St. Louis, Missouri ................        2,123            6       2,123            6
     Austin, Texas.......................        1,745            6       1,745            6
     Corpus Christi, Texas ..............        1,663            4       1,663            4
     Kansas City, Missouri ..............          596            1         596            1
  East Region
     Tampa, Florida .....................        5,023           11       5,023           11
     Orlando, Florida ...................        2,804            6       2,804            6
     Charlotte, North Carolina  .........        1,659            6       1,659            6
     Louisville, Kentucky ...............        1,448            5       1,448            5
     Greensboro, North Carolina  ........          520            2         520            2
                                            ----------- ------------- ---------- ------------
          Total Operating Properties ....       51,045          144      51,345          145
                                            ----------- ------------- ---------- ------------
Properties Under Development
  West Region
     Southern California ................          802            2         802            2
  Central Region
     Houston, Texas .....................          364            1           -            -
     Corpus Christi, Texas ..............          201            -           -            -
                                            ----------- ------------- ---------- ------------
Total Properties Under Development ......        1,367            3         802            2
                                            ----------- ------------- ---------- ------------
Total Properties  .......................       52,412          147      52,147          147
                                            ----------- ------------- ---------- ------------
  Less: Joint Venture Properties (a) ....        4,939           19       5,239           20
                                            ----------- ------------- ---------- ------------
Total Properties Owned 100% .............       47,473          128      46,908          127
                                            =========== ============= ========== ============

(a)  Includes  properties  held in joint ventures as follows:  one property with
     320  apartment  homes  in  Colorado  in which  we own a 50%  interest,  the remaining  interest is owned by an unaffiliated  private  investor;  and 18 properties  with 4,619  apartment  homes (19 properties and 4,919 apartment homes at December 31, 2001) in Nevada in which we own a 20%  interest,  the remaining interest is owned by an unaffiliated private investor.

       At March 31, 2002, we had two completed properties under lease-up as follows:

                                    Number of                               Estimated
                                    Apartment    % Leased     Date of        Date of
Property and Location                 Homes     at 5/01/02   Completion   Stabilization
---------------------------------  ----------- ------------ ------------ ---------------

Camden Farmers Market
   Dallas, TX  ................         620           90%        2Q01          2Q02
Camden Crown Valley
   Mission Viejo, CA  .........         380           85%        3Q01          2Q02

        At March 31, 2002, we had four properties under construction as follows:

                                    Number of    Estimated      Estimated     Estimated
                                    Apartment       Cost         Date of       Date of
Property and Location                 Homes     ($ millions)   Completion   Stabilization
---------------------------------  ----------- -------------- ------------ ---------------

Camden Miramar, Phase V
   Corpus Christi, TX  ........         201    $        4.6      3Q02          3Q02
Camden Vineyards
   Murrieta, CA  ..............         264            35.0      4Q02          2Q03
Camden Oak Crest
   Houston, TX ................         364            24.4      3Q03          2Q04
Camden Harbour View
   Long Beach, CA  ............         538           127.0      3Q03          4Q04
                                   ----------- --------------
                                      1,367    $      191.0
                                   =========== ==============

       Where possible, we stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. All construction and carrying costs are capitalized and reported on the balance sheet in "Properties under development, including land" until individual buildings are completed. Carrying charges are principally interest and real estate taxes which are capitalized as part of properties under development. Upon completion of each building, the total cost of that building and the associated land is transferred to "Buildings and improvements" and "Land", respectively and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Upon stabilization, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties.

       If an event or change in circumstance indicates a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected operating cash flows for such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

       Our consolidated financial statements include $167.1 million related to properties currently under development. Of this amount, $70.1.million relates to our four projects currently under construction. Additionally, we have $97.0 million invested in land held for future development. Included in this amount is $50.2 million in land development projects located in Houston, Dallas, and Long Beach. We are currently in the planning phase with respect to these properties to further develop apartment homes in these areas. We may also sell certain parcels of undeveloped land to third parties for commercial and retail development.

       We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the three months ended March 31, 2002, we sold four townhomes at a total sales price of approximately $1.1 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of March 31, 2002, we had eight of the 17 townhomes remaining to be sold.

Third Party Development

       Our construction division performs services for our internally developed construction pipeline, as well as provides services for third party owners of multifamily, commercial and retail properties. In addition to providing construction services to third party multifamily owners, for selected properties in markets we are comfortable making investments in, we may provide financing for a portion of the project costs. In connection with this program, we have entered into agreements with unaffiliated third parties to develop, construct, and manage five multifamily projects containing a total of 1,667 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owners. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At March 31, 2002 and 2001, these notes had principal balances totaling $72.9 million and $78.0 million, respectively. We anticipate funding an additional $7.1 million on these third party development properties during 2002.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the quarters ended March 31, 2002 and 2001 are as follows:

                                                                            Three Months
                                                                           Ended March 31,
                                                                       ---------------------
                                                                           2002       2001
                                                                       ----------  ---------
Rental income per apartment home per month .........................   $      670  $     682
Property operating and maintenance per apartment home per year .....   $    2,430  $   2,501
Real estate taxes per apartment home per year ......................   $      923  $     894
Weighted average number of operating apartment homes ...............       45,872     45,038

Weighted average occupancy by region
    West ...........................................................   92.2%    95.3%
    Central ........................................................   92.4%    95.4%
    East ...........................................................   89.6%    92.3%

Comparison of the Quarters Ended March 31, 2002 and March 31, 2001

       Earnings before interest, depreciation and amortization increased $530,000, or 0.9%, from $60.1 million to $60.6 million for the quarter ended March 31, 2001 and 2002, respectively. The weighted average number of apartment homes for the first quarter of 2002 increased by 834 apartment homes, or 1.9%, to 45,872 from 45,038 for the first quarter of 2001. The increase in the weighted average number of apartment homes is due to the acquisition of one property totaling 272 apartment homes and an increase in occupancy at our newly constructed properties. Total operating properties we owned 100% were 125 and 122 at March 31, 2002 and 2001, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

       Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property revenues comprised 96.0% and 96.6% of our total revenues for the quarters ended March 31, 2002 and 2001, respectively. The decrease in rental revenue as a percent of total revenue is due to an increase in non-property related revenue from the sales of townhomes during 2002, which are included in other income. No townhomes sales occurred during the first quarter of 2001. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income increased $233,000, or 0.4%, from $60.9 million to $61.2 million for the quarters ended March 31, 2001 and 2002, respectively.

       Rental income for the quarter ended March 31, 2002 remained constant as compared to the quarter ended March 31, 2001. Rental income per apartment home per month decreased $12 or 1.8%, from $682 to $670 for the first quarters of 2001 and 2002, respectively. The decrease was primarily due to higher concessions and vacancy rates during 2002. Overall average occupancy was 91.7% and 94.7% for the quarters ended March 31, 2002 and 2001, respectively.

       Other property income increased $474,000 from $7.0 million to $7.4 million for the quarter ended March 31, 2001 and 2002, respectively, which represents a monthly increase of $3 per apartment home. The increase in other property income was due primarily to increases from revenue sources such as telephone, cable, water and other miscellaneous property fees.

       Fee and asset management in 2002 decreased $205,000 over 2001. This decrease is primarily due to fees earned on third party construction projects in 2001. Other income for the quarter ended March 31, 2002 increased $896,000 over the quarter ended 2001. This increase was due to the sale of four townhomes.

       Property operating and maintenance expenses decreased $294,000, from $28.2 million for the quarter ended March 31, 2001 to $27.9 million for the quarter ended March 31, 2002. On an annualized basis, property operating and maintenance expenses decreased $71 per unit, or 2.8%. This decrease is primarily due to decreases in repairs and maintenance expenses per apartment home, partially offset by increases in salary and benefit expenses. Property operating and maintenance expenses as a percent of total property income decreased slightly from 28.4% to 28.0% for the quarters ended March 31, 2001 and 2002, respectively.

       Real estate taxes increased $517,000 from $10.1 million to $10.6 million for the first quarters of 2001 and 2002, respectively, which represents an annual increase of $29 per apartment home. The increase per apartment home was primarily due to increases in property valuations and property tax rates.

       General and administrative expenses increased $306,000 from $3.3 million to $3.6 million, and increased as a percent of revenues from 3.2% to 3.5% for the quarters ended March 31, 2001 and 2002 respectively. The increase was primarily due to increases in costs associated with our third party construction division and an increase in salary and benefit expenses.

       Gross interest cost before interest capitalized to development properties decreased from $20.2 million for the quarter ended March 31, 2001 to $19.4 million for the quarter ended March 31, 2002. The overall decrease in interest expense was due to lower average interest rates on our line of credit, offset by higher average debt balances during 2002. Interest capitalized decreased to $2.3 million from $3.1 million for the quarters ended March 31, 2002 and 2001, respectively, due to lower development activity during 2002.

       Depreciation and amortization increased from $24.5 million for the first quarter of 2001 to $26.1 million for the first quarter of 2002. This increase was due to new development, property acquisition and capital improvements during the period.

       Gains on sales of properties for the quarter ended March 31, 2001 was from the sale of 15.2 acres of undeveloped land located in Houston. No sales were recorded during the first quarter 2002.

       Equity in income of joint ventures decreased $2.5 million from the first quarter of 2001, primarily from gains recognized from the sales of joint venture properties. During the first quarter of 2001, two properties totaling 556 apartment homes were sold. During the first quarter 2002, one property with 300 apartment homes was sold.

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

       The interest expense coverage ratio, net of capitalized interest, was 3.5 and 3.6times for the quarters ended March 31, 2002 and 2001, respectively. At March 31, 2002 and 2001, 80.6% and 76.7%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.8 years and 6.6 years at March 31, 2002 and 2001, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation and amoritization, interest and impairment provision for technology investments.

Liquidity

       We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit, discussed in the financial flexibility section below and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

(i)	normal operating expenses;
(ii)	current debt service requirements;
(iii)	recurring capital expenditures;
(iv)	property developments;
(v)	investments in third party development properties;
(vi)	common share repurchases; and
(vii)	distributions on our common and preferred equity.

       We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings under our unsecured line of credit, and funding of acquisitions. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

       We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the quarter ended March 31, 2002, we incurred $25.3 million in development costs and no acquisition costs. We are developing four properties at an aggregate cost of approximately $191.0 million, $70.1 million of which was incurred through March 31, 2002. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We intend to continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction. Real estate to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation expense is not recorded during the period in which such assets are held for sale.

        Net cash provided by operating activities totaled $29.5 million for the quarter ended March 31, 2002, a decrease of $6.1 million, or 17.0%, over the same period in 2001. Equity in income of joint ventures decreased $2.5 million due to the sale of two joint venture properties in 2001. Also, accured expenses and other liabilities decreased $1.4 million during the first quarter of 2002, compared to an increase of $4.1 million during the same period in 2001. This fluctuation was due to timing of interest payments on new unsecured debt issued during 2001.

       Net cash used in investing activities totaled $34.9 million for the quarter ended March 31, 2002 compared to $22.3 million for the same period in 2001. For the quarter ended March 31, 2002, net cash used in investing activities included expenditures for property development and capital improvements totaling $25.3 million and $7.6 million, respectively. These expenditures were offset by $1.1 million in net proceeds received from townhome sales during 2002. Additionally, advances to third party development properties totaled $2.9 million during 2002. For the quarter ended March 31, 2001, net cash used in investing activities included expenditures for property development and capital improvements totaling $15.1 million and $4.1 million, respectively. For the three months ended March 31, 2001, investments in third party development properties and investments in technology initiatives increased $7.3 million a $1.6 million, respectively. These cash out flows were offset by $6.5 million in net proceeds received from property dispositions during 2001.

       Net cash provided by financing activities totaled $7.3 million for the quarter ended March 31, 2002 compared to net cash used in financing activities totaling $14.1 million for the quarter ended March 31, 2001. During the quarter ended March 31, 2002, we paid distributions totaling $29.9 million. Our line of credit increased $69.0 million, for the quarter ended March 31, 2002, primarily from the repayment of notes payable, which decreased $35.8 million, and the funding of development properties. During the quarter ended March 31, 2001, we paid $28.5 million in distributions. We also received proceeds totaling $197.8 million from the issuance of senior unsecured notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $70.0 million and $113.3 million, respectively, for the quarter ended March 31, 2001.

       In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. At March 31, 2002, we had repurchased approximately 6.9 million common shares and redeemed approximately 106,000 units at a total cost of $180.9 million. No common shares or units convertible into common shares have been repurchased in 2002.

       In March 2002, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the first quarter of 2002 which was paid on April 17, 2002 to all common shareholders of record as of March 28, 2002. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

       As of March 31, 2002, we had unsecured debt totaling $958.5 million and secured mortgage loans totaling $281.9 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.8 years as of March 31, 2002. Scheduled repayments on outstanding debt, including our line of credit, at March 31, 2002 is as follows:

(In millions)

                  Year                          Amount
                ---------                     ----------
                2002 .......................  $     3.6
                2003 .......................       87.3
                2004 .......................      460.8
                2005 .......................       61.4
                2006 .......................      210.7
                2007 and thereafter ........      416.6
                                              ----------
                Total ......................  $ 1,240.4
                                              ==========

Financial Flexibility

       We have a $420 million unsecured line of credit which matures in August 2004. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $200 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations.

       As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

       As of March 31, 2002, we had $194.0 million available under our unsecured line of credit and $435.5 million available under our universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

       At March 31, 2002, our floating rate debt totaled $287.8 million and had a weighted average interest rate of 2.9%.

Funds from Operations ("FFO")

       Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO also assumes conversion at the beginning of the period of all dilutive convertible securities, including minority interests, which are convertible into common equity.

       We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REIT’s may not be comparable to our calculation.

       The calculation of basic and diluted FFO for the three months ended March 31, 2002 and 2001 follows:

(In thousands)
                                                                          Three Months
                                                                         Ended March 31,
                                                                    -------------------------
                                                                       2002           2001
                                                                    ----------     ----------
Funds from operations:
   Net income to common shareholders ...........................    $  13,982      $  16,201
   Real estate depreciation ....................................       25,139         23,807
   Adjustments for unconsolidated joint ventures ...............          527         (1,595)
   Gain on sales of properties .................................            -         (1,716)
   Preferred share dividends ...................................            -          2,343
   Income allocated to units convertible into common shares ....          454          1,071
   Adjustments for convertible subordinated debentures .........            -             34
                                                                    ----------     ----------
Funds from operations - diluted ................................    $  40,102      $  40,145
                                                                    ==========     ==========

Weighted average shares - basic ................................       40,826         37,975
   Common share options and awards granted .....................        1,357          1,022
   Units convertible into common shares ........................        2,465          2,539
   Preferred shares ............................................            -          3,207
   Convertible subordinated debentures .........................            -             79
                                                                    ----------     ----------
Weighted average shares - diluted ..............................       44,648         44,822
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.	Changes in Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1   Amended and Restated 2002 Share Incentive Plan of Camden             Property Trust

     10.2   Camden Property Trust Short Term Incentive Plan

(b)  Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. Steven Dawson	May 3, 2002
------------------------------------------	-----------------------------
G. Steven Dawson Chief Financial Officer, Sr. Vice President - Finance, and Secretary	Date

/s/ Dennis M. Steen	May 3, 2002
------------------------------------------	-----------------------------
Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer	Date