Form 10-Q
period 2002-06-30
CAMDEN PROPERTY TRUST
filed 2002-08-13
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 12, 2002, there were 40,596,938 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

                                            CAMDEN PROPERTY TRUST
                                              Table of Contents

PART I     FINANCIAL INFORMATION                                                      Page
                                                                                    --------
Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited) as of
              June 30, 2002 and December 31, 2001 ................................      3
           Consolidated Statements of Operations (Unaudited)
              for the three and six months ended June 30, 2002 and 2001 ..........      4
           Consolidated Statements of Cash Flows (Unaudited)
              for the six months ended June 30, 2002 and 2001 ....................      5

           Notes to Consolidated Financial Statements (Unaudited) ................      6

Item 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ......................     14

Item 3     Quantitative and Qualitative Disclosures About Market Risk  ...........     26

PART II    OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                                                     CAMDEN PROPERTY TRUST
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
(In thousands)
                                                                            June 30,     December 31,
                                                                              2002           2001
                                                                         ------------   -------------
                                                       ASSETS
Real estate assets, at cost:
   Land  ..............................................................  $   379,606    $    362,717
   Buildings and improvements  ........................................    2,336,066       2,230,161
                                                                         ------------   -------------
                                                                           2,715,672       2,592,878
   Less: accumulated depreciation  ....................................     (471,919)       (422,154)
                                                                         ------------   -------------
         Net operating real estate assets .............................    2,243,753       2,170,724
   Properties under development, including land  ......................      192,776         143,596
   Investment in joint ventures .......................................       16,131          17,073
   Investment in third party development properties ...................       46,795          69,983
                                                                         ------------   -------------
         Total real estate assets .....................................    2,499,455       2,401,376
Accounts receivable - affiliates ......................................        5,551           4,586
Notes receivable - affiliates .........................................        1,800           1,800
Other assets, net .....................................................       43,208          33,121
Cash and cash equivalents .............................................        4,701           5,625
Restricted cash .......................................................        3,770           3,157
                                                                         ------------   -------------
         Total assets .................................................  $ 2,558,485    $  2,449,665
                                                                         ============   =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable:
         Unsecured  ...................................................  $ 1,045,919    $    923,890
         Secured ......................................................      280,588         283,157
   Accounts payable ...................................................       29,867          13,337
   Accrued real estate taxes ..........................................       21,187          28,378
   Accrued expenses and other liabilities .............................       44,137          46,275
   Distributions payable ..............................................       31,789          30,298
                                                                         ------------   -------------
         Total liabilities ............................................    1,453,487       1,325,335

Minority interests:
   Units convertible into perpetual preferred shares ..................      149,815         149,815
   Units convertible into common shares ...............................       53,307          56,264
                                                                         ------------   -------------
        Total minority interests ......................................      203,122         206,079

Shareholders' equity:
   Common shares of beneficial interest ...............................          479             476
   Additional paid-in capital .........................................    1,314,325       1,297,239
   Distributions in excess of net income ..............................     (221,801)       (194,718)
   Unearned restricted share awards ...................................      (16,190)         (8,621)
   Less: treasury shares, at cost .....................................     (174,937)       (176,125)
                                                                         ------------   -------------
        Total shareholders' equity  ...................................      901,876         918,251
                                                                         ------------   -------------
        Total liabilities and shareholders' equity  ...................  $ 2,558,485    $  2,449,665
                                                                         ============   =============

                                        See Notes to Consolidated Financial Statements.

                                             CAMDEN PROPERTY TRUST
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

(In thousands, except per share amounts)
                                                                   Three Months          Six Months
                                                                  Ended June 30,        Ended June 30,
                                                            ---------------------  ---------------------
                                                               2002       2001        2002       2001
                                                            ---------- ----------  ---------- ----------
Revenues

   Rental income                                            $  93,271  $  93,116   $ 185,463  $ 185,326
   Other property income ..................................     7,896      7,372      15,321     14,323
                                                            ---------- ----------  ---------- ----------
        Total property income .............................   101,167    100,488     200,784    199,649
   Fee and asset management ...............................     1,322      1,720       2,660      3,263
   Other income ...........................................     1,358      2,124       4,208      4,078
                                                            ---------- ----------  ---------- ----------
        Total revenues ....................................   103,847    104,332     207,652    206,990
                                                            ---------- ----------  ---------- ----------

Expenses
   Property operating and maintenance .....................    28,956     25,741      54,426     51,520
   Property supervision ...................................     2,326      2,464       4,721      4,844
   Real estate taxes ......................................    10,681     10,448      21,264     20,514
   General and administrative .............................     3,357      3,109       6,946      6,392
   Impairment provision for technology investments ........         -          -           -      1,090
   Other expenses .........................................         -          -       1,178          -
   Interest ...............................................    17,483     17,774      34,587     34,917
   Depreciation and amortization  .........................    25,644     24,848      51,701     49,344
                                                            ---------- ----------  ---------- ----------
        Total expenses ....................................    88,447     84,384     174,823    168,621
                                                            ---------- ----------  ---------- ----------
Income before gain on sale of properties, equity
    in income of joint ventures and minority interests ....    15,400     19,948      32,829     38,369
Gain of sale of properties ................................       284        656         284      2,372
Equity in income of joint ventures ........................       128        228         353      2,924
Income allocated to minority interests:
  Distributions on units convertible into perpetual
    preferred shares ......................................    (3,218)    (3,218)     (6,436)    (6,436)
  Income allocated to units convertible into
    common shares .........................................      (477)      (478)       (931)    (1,549)
                                                            ---------- ----------  ---------- ----------
Net income ................................................    12,117     17,136      26,099     35,680
Preferred share dividends .................................         -       (202)          -     (2,545)
                                                            ---------- ----------  ---------- ----------
Net income to common shareholders ......................... $  12,117  $  16,934   $  26,099  $  33,135
                                                            ========== ==========  ========== ==========

Basic earnings per share .................................. $   0.30   $    0.43   $    0.64  $    0.85
Diluted earnings per share ................................ $   0.28   $    0.40   $    0.60  $    0.82

Distributions declared per common share ................... $   0.64   $    0.61   $    1.27  $    1.22

Weighted average number of common shares outstanding ......   41,061      39,797      40,944     38,891
Weighted average number of common and common
  dilutive equivalent shares outstanding ..................   45,051      44,525      44,851     42,512

                                   See Notes to Consolidated Financial Statements.

                                                CAMDEN PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

(In thousands)
                                                                                      Six Months
                                                                                     Ended June 30,
                                                                                ----------------------
                                                                                   2002        2001
                                                                                ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ................................................................  $  26,099   $  35,680
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization ........................................     51,701      49,344
        Equity in income of joint ventures, net of cash received .............        942       3,359
        Gain on sale of properties ...........................................       (284)     (2,372)
        Income allocated to units convertible into common shares .............        931       1,549
        Accretion of discount on unsecured notes payable .....................        231         251
        Net change in operating accounts .....................................      2,055         419
                                                                                ----------  ----------
           Net cash provided by operating activities .........................     81,675      88,230

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets ............................................   (171,642)    (59,629)
   Net proceeds from sale of properties and townhomes ........................      2,008       8,914
   Increase in investment in joint ventures ..................................          -      (1,136)
   Increase in investments in third party development properties .............     (3,961)    (13,665)
   Decrease in investments in third party development properties .............     27,149       7,235
   Other .....................................................................     (1,147)     (3,470)
                                                                                ----------  ----------
        Net cash used in investing activities ................................   (147,593)    (61,751)

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in unsecured lines of credit and
     short-term borrowings ...................................................      7,000     (26,000)
   Proceeds from notes payable ...............................................    149,298     211,227
   Repayment of notes payable ................................................    (37,069)   (128,130)
   Distributions to shareholders and minority interests ......................    (61,218)    (59,444)
   Repurchase of preferred shares ............................................          -     (26,922)
   Other .....................................................................      6,983         430
                                                                                ----------  ----------
        Net cash provided by (used in) financing activities ..................     64,994     (28,839)
        Net decrease in cash and cash equivalents ............................       (924)     (2,360)
Cash and cash equivalents, beginning of period ...............................      5,625       4,936
                                                                                ----------  ----------
Cash and cash equivalents, end of period .....................................  $   4,701   $   2,576
                                                                                ==========  ==========
SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized .......................  $  34,792   $  31,888
   Interest capitalized ......................................................      4,865       5,809

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Value of shares issued under benefit plans, net ...........................  $   9,948   $   5,475
   Conversion of operating partnership units to common shares ................        694       1,126
   Conversion of 7.33% subordinated debentures to common shares, net .........                  1,950
   Conversion of preferred shares to common shares ...........................                     31

                                    See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Interim Unaudited Financial Information

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of June 30, 2002, we owned interests in, operated or were developing 149 multifamily properties containing 53,542 apartment homes located in nine states. Four of our multifamily properties, one of which is the expansion of an existing operating property, containing 1,367 apartment homes were under development at June 30, 2002. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        Approximately 24% of our multifamily apartment units at June 30, 2002 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2002, we held 83.0% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 16.0% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Property Update

        We currently have three new properties under development: Camden Harbour View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California and Camden Oak Crest, a 364-unit property located in Houston, Texas. We are also constructing an additional 201 units at an existing operating property, Camden Miramar, located in Corpus Christi, Texas.

        During the first six months, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in "Equity in income of joint ventures."

        During the second quarter of 2002, we acquired three properties for an aggregate of $99.7 million. Two properties are located in Tampa, Florida and were developed under our third party development program: Marina Pointe II, which has been renamed Camden Bay is a 352-unit property which was completed and stabilized operations during 2001, and Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002. Additionally, we acquired a 324-unit property which was built in 1994 and is located in Scottsdale, Arizona. These properties were acquired as they fit our diversification strategy.

Real Estate Assets, at Cost

        We capitalized $16.8 million and $12.7 million in the six months ended June 30, 2002 and 2001, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.

        Property operating and maintenance expenses included normal repairs and maintenance expenses totaling $7.3 million and $13.4 million for the three and six months ended June 30, 2002, compared to $6.7 million and $13.7 million for the three and six months ended June 30, 2001.

        Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $2.6 million and $4.9 million for the three and six months ended June 30, 2002, respectively, and $2.7 million and $5.8 million for the three and six months ended June 30, 2001, respectively. Capitalized real estate taxes were $770,000 and $1.3 million for the three and six months ended June 30, 2002 and $546,000 and $1.3 million for the three and six months ended June 30, 2001, respectively.

Common Share Dividend Declaration

        In June 2002, we announced that our Board of Trust Managers had declared a dividend of $0.635 per share for the second quarter of 2002 which was paid on July 17, 2002 to all common shareholders of record as of June 28, 2002. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

        In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS No. 144 in 2002 did not have a material impact on our financial position, results of operations or cash flows.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Among other corrections, SFAS No. 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30. Our adoption of SFAS No. 145 will not have a material impact on our financial position, results of operations or cash flows.

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.

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

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

                                                                   Three Months          Six Months
                                                                   Ended June 30,       Ended June 30,
                                                              --------------------  --------------------
                                                                 2002       2001       2002       2001
                                                              ---------  ---------  ---------  ---------
Basic earnings per share
   Weighted average common shares outstanding ...............   41,061     39,797     40,944     38,891
                                                              =========  =========  =========  =========
      Basic earnings per share .............................. $   0.30   $   0.43   $   0.64   $   0.85
                                                              =========  =========  =========  =========

Diluted earnings per share (a)
   Weighted average common shares outstanding ...............   41,061     39,797     40,944     38,891
   Shares issuable from assumed conversion of:
      Common share options and awards granted ...............    1,527      1,169      1,443      1,096
      Convertible preferred shares ..........................        -      1,047          -          -
      Units convertible into common shares ..................    2,463      2,512      2,464      2,525
                                                              ---------  ---------  ---------  ---------
   Weighted average common shares outstanding, as adjusted ..   45,051     44,525     44,851     42,512
                                                              =========  =========  =========  =========
      Diluted earnings per share ............................ $   0.28   $   0.40   $   0.60   $   0.82
                                                              =========  =========  =========  =========

Earnings for basic and diluted computation
  Net income ................................................ $ 12,117   $ 17,136   $ 26,099   $ 35,680
  Less: Preferred share dividends ...........................        -       (202)         -     (2,545)
                                                              ---------  ---------  ---------  ---------
  Net income to common shareholders
      (Basic earnings per share computation) ................   12,117     16,934     26,099     33,135
  Preferred share dividends .................................        -        202          -          -
  Income allocated to units convertible into common shares ..      477        478        931      1,549
                                                              ---------  ---------  ---------  ---------
  Net income to common shareholders, as adjusted
      (Diluted earnings per share computation) .............. $ 12,594   $ 17,614   $ 27,030   $ 34,684
                                                              =========  =========  =========  =========

(a)    For the six months ended June 30,2001, 2.1 million preferred shares and 39,000 convertible subordinated debentures were not included in the diluted earnings per share calculation as they were not dilutive.  The preferred shares were repurchased and the convertible subordinated debentures matured in April 2001.

3.     Investments in Third Party Development Properties

        Our construction division performs services for our internally developed construction pipeline, as well as provides services for third party owners of multifamily, commercial and retail properties. In addition to providing construction services to third party multifamily owners, for selected properties in markets we are comfortable making investments in, we may provide financing for a portion of the project costs. In connection with this program, we are currently under agreements with an unaffiliated third party to develop, construct, and manage three multifamily projects containing a total of 861 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owner. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At June 30, 2002 and 2001, these notes had principal balances totaling $46.8 million and $76.2 million, respectively. We anticipate funding an additional $3.9 million on these third party development properties during 2002.

        These projects are supported with adequate third party equity to allow us to earn fees for managing the development, construction and eventual operations of these properties. The related fees we earned for all projects totaled $1.2 million and $462,000 for the six months ended June 30, 2002 and 2001, respectively. Two projects are currently under construction. Leasing began at one property during June 2002, and we expect leasing to begin at the remaining property during the fourth quarter of 2002.

        The following is a detail of our third party construction subject to notes receivable as of June 30, 2002:

                                                                                          Estimated/
                                          Number of      Budgeted/   Estimated/ Actual   Actual Date
                                          Apartment     Actual Cost    Actual Date of        of
Property and Location                       Homes      ($ millions)      Completion     Stabilization
--------------------------------------   ------------ -------------- ----------------- ---------------

Stabilized
Creekside
          Denver, CO  ................           279  $          33              3Q01            3Q01

In Lease-up
Otay Ranch
          San Diego, CA  .............           422             57              1Q03            4Q03

Under Construction
Little Italy
          San Diego, CA  .............           160             36              4Q02            3Q03
                                         ------------ --------------
Total Third Party Development  .......           861  $         126
                                         ============ ==============

        During the second quarter, we purchased two properties located in Tampa, Florida, which were developed under our third party development program, for an aggregate of $70.2 million, as they fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and had stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002.

4.     Notes Payable

        The following is a summary of our indebtedness, including effective interest rates at June 30, 2002:

(In millions)
                                                                          June 30,    December 31,
                                                                            2002          2001
                                                                        -----------   ------------

Unsecured Line of Credit and Short Term Borrowings ...................  $    164.0    $     157.0

Senior Unsecured Notes
   7.03% Notes, due 2003 .............................................        50.0           50.0
   7.14% Notes, due 2004 .............................................       199.5          199.4
   7.11% - 7.28% Notes, due 2006 .....................................       174.3          174.2
   5.98% Notes, due 2007 .............................................       149.3              -
   6.77% Notes, due 2010 .............................................        99.9           99.9
   7.69% Notes, due 2011 .............................................       149.4          149.4
                                                                        -----------   ------------
                                                                             822.4          672.9
Medium Term Notes
   6.68% - 6.74% Notes, due 2002 .....................................           -           34.5
   6.88% - 7.17% Notes, due 2004 .....................................        30.0           30.0
   7.63% Notes, due 2009 .............................................        15.0           15.0
   6.79% Notes, due 2010 .............................................        14.5           14.5
                                                                        -----------   ------------
                                                                              59.5           94.0
                                                                        -----------   ------------
Total Unsecured Notes ................................................     1,045.9          923.9

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009 ........       180.4          182.5
   2.94% - 7.29% Tax-exempt Mortgage Notes, due 2023 - 2031 ..........       100.2          100.6
                                                                        -----------   ------------
                                                                             280.6          283.1
                                                                        -----------   ------------
Total Notes Payable ..................................................  $  1,326.5    $   1,207.0
                                                                        ===========   ============

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

        In June 2002, we issued from our $750 million shelf registration an aggregage principal amount of $150 million 5.875% five-year senior unsecured notes maturing on June 1, 2007. Interest on the notes is payable semiannually on June 1 and December 1, commencing on December 1, 2002. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $148.4 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit. As of June 30, 2002 we had $285.5 million available under our universal self registration.

        During the first quarter, we repaid $34.5 million of maturing medium-term notes. These notes had interest rates ranging from 6.68% to 6.74% and were repaid using proceeds available under our unsecured line of credit.

        At June 30, 2002, our floating rate debt totaled $225.6 million and had a weighted average interest rate of 2.78%.

5.    Net Change in Operating Accounts

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
                                                                  Six Months
                                                                Ended June 30,
                                                          -------------------------
                                                             2002          2001
                                                          -----------   -----------
Decrease (increase) in assets:
   Accounts receivable - affiliates ..................    $     (463)   $     (100)
   Other assets, net .................................        (9,640)       (3,004)
   Restricted cash  ..................................          (613)          (63)

Increase (decrease) in liabilities:
   Accounts payable ..................................        16,662           711
   Accrued real estate taxes .........................        (7,737)       (5,606)
   Accrued expenses and other liabilities ............         3,846         8,481
                                                          -----------   -----------
        Net change in operating accounts .............    $    2,055    $      419
                                                          ===========   ===========

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

7.    Restricted Share and Option Awards

        During 2002, our Board of Trust Managers adopted, and our shareholders approved, the 2002 Share Incentive Plan of Camden Property Trust. Under the plan, we may issue up to 10% of the total of (i) the number of our common shares outstanding at any time, plus (ii) the number of our common shares reserved for issuance upon conversion of securities convertible into or exchangeable for our common shares, plus (iii) the number of our common shares held as treasury shares. Compensation awards that can be granted under the plan include various forms of incentive awards including incentive share options, non-qualified share options and restricted shares. The class of eligible persons that can receive grants of incentive awards under the plan consists of non-employee trust managers, key employees, consultants, and directors of us and our affiliates as determined by the compensation committee of our Board of Trust Managers. This plan does not have a termination date however, no incentive share options will be granted under this plan after February 5, 2012.

        During the first six months of 2002, we granted 343,210 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to ten years. We also granted 617,486 options with an exercise price equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the grant. The average exercise price for options granted in 2002 was $36.88. During the six month period ended June 30, 2002, previously granted options to purchase 166,433 shares became exercisable and 111,701 restricted shares vested. During the first six months of 2002, 228,885 options were exercised at prices ranging from $24.88 to $33.76 per share.

8.    Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. As of June 30, 2002, we had repurchased 6.9 million common shares and redeemed approximately 106,000 units convertible in to common shares for a total cost of $180.9 million, which had remained unchanged since January 1, 2001. Subsequent to quarter end, we purchased 540,700 shares at a total cost of $18.1 million.

9.    Townhome Sales

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the six months ended June 30, 2002, we sold four units for a total sales price of approximately $1.1 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of June 30, 2002, we had eight of the 17 townhomes remaining to be sold.

10.   Commitments and Contingencies

        Construction Contracts. As of June 30, 2002, we were obligated for approximately $70.7 million of additional expenditures on our four development properties (a substantial amount of which we expect to be funded with debt).

        Contingencies. We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

        In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for investments in joint ventures and the purchase or sale of multifamily properties or development land. In accordance with local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contracts will provide the purchaser with time to evaluate the properties and conduct due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matters or properties covered by letters of intent or that we will consummate the transaction for which we may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. A transaction becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated under other contracts.

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

Business

        Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of June 30, 2002, we owned interests in, operated or were developing 149 multifamily properties containing 53,542 apartment homes located in nine states. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 91.9% for the six months ended June 30, 2002. This represents the average occupancy for all properties during the first six months of 2002 weighted by the number of apartment homes in each property. Four of our multifamily properties, one of which is the expansion of an existing operating property, containing 1,367 apartment homes were under development at June 30, 2002. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        Approximately 24% of our multifamily apartment units at June 30, 2002 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2002, we held 83.0% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 16.0% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Property Update

        We currently have three new properties under development: Camden Harbour View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California and Camden Oak Crest, a 364-unit property located in Houston, Texas. We are also constructing an additional 201 units at an existing operating property, Camden Miramar, located in Corpus Christi, Texas.

        During the first six months, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in "Equity in income of joint ventures."

        During the second quarter 2002, we acquired three properties for an aggregate of $99.7 million. Two properties are located in Tampa, Florida and were developed under our third party development program: Marina Pointe II, which has been renamed Camden Bay is a 352-unit property which was completed and stabilized operations during 2001, and Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002. Additionally, we acquired a 324-unit property which was built in 1994 and is located in Scottsdale, Arizona. These properties were acquired as they fit our diversification strategy.

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

                                                      June 30, 2002              December 31, 2001
                                                -------------------------- ---------------------------
                                                  Apartment                   Apartment
                                                    Homes      Properties       Homes      Properties
                                                ------------- ------------ -------------- ------------
Operating Properties
  West Region
     Las Vegas, Nevada (a)....................         10,353         36           10,653         37
     Denver, Colorado (a).....................          2,529          8            2,529          8
     Phoenix, Arizona ........................          2,433          8            2,109          7
     Southern California .....................          1,653          4            1,653          4
     Tucson, Arizona .........................            821          2              821          2
     Reno, Nevada ............................            450          1              450          1
  Central Region
     Dallas, Texas ...........................          8,359         23            8,359         23
     Houston, Texas ..........................          7,190         16            7,190         16
     St. Louis, Missouri .....................          2,123          6            2,123          6
     Austin, Texas............................          1,745          6            1,745          6
     Corpus Christi, Texas ...................          1,663          4            1,663          4
     Kansas City, Missouri ...................            596          1              596          1
  East Region
     Tampa, Florida ..........................          5,829         12            5,023         11
     Orlando, Florida ........................          2,804          6            2,804          6
     Charlotte, North Carolina  ..............          1,659          6            1,659          6
     Louisville, Kentucky ....................          1,448          5            1,448          5
     Greensboro, North Carolina  .............            520          2              520          2
                                                ------------- ------------ -------------- ------------
          Total Operating Properties .........         52,175        146           51,345        145
                                                ------------- ------------ -------------- ------------
Properties Under Development
  West Region
     Southern California .....................            802          2              802          2
  Central Region
     Houston, Texas ..........................            364          1                -          -
     Corpus Christi, Texas  ..................            201          -                -          -
                                                ------------- ------------ -------------- ------------
Total Properties Under Development ...........          1,367          3              802          2
                                                ------------- ------------ -------------- ------------
Total Properties  ............................         53,542        149           52,147        147
                                                ------------- ------------ -------------- ------------
  Less: Joint Venture Properties (a) .........          4,939         19            5,239         20
                                                ------------- ------------ -------------- ------------
Total Properties Owned 100% ..................         48,603        130           46,908        127
                                                ============= ============ ============== ============

  (a) Includes properties held in joint ventures as follows:  one property with 320 apartment homes in Denver in which we own a 50% interest,  the remaining  interest is owned by an unaffiliated private investor;  and 18 properties with 4,619  apartment  homes (19 properties and 4,919 apartment homes at December 31, 2001) in Las Vegas in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

Construction and Development Properties

        At June 30, 2002 we had one completed property under lease-up as follows:

                                                 Number of                                Estimated
                                                 Apartment    % Leased       Date of       Date of
Property and Location                              Homes     at 08/12/02   Completion   Stabilization
---------------------------------------------   ----------- ------------- ------------ ---------------
Camden Ybor City
   Tampa, FL  ...............................          454           61%         1Q02            4Q02

     At June 30, 2002, we had four properties under construction as follows:

                                                 Number of    Estimated      Estimated    Estimated
                                                 Apartment       Cost         Date of       Date of
Property and Location                              Homes     ($ millions)   Completion   Stabilization
---------------------------------------------   ----------- -------------- ------------ ---------------

In Lease-up
Camden Miramar, Phase V
   Corpus Christi, TX  ......................          201   $        4.6         3Q02            3Q02
Camden Vineyards
   Murrieta, CA  ............................          264           35.0         4Q02            2Q03

Under Construction
Camden Oak Crest
   Houston, TX ..............................          364           24.4         3Q03            2Q04
Camden Harbour View
   Long Beach, CA  ..........................          538          127.0         3Q03            4Q04
                                                ----------- --------------
                                                     1,367  $       191.0
                                                =========== ==============

        Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are principally interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. All construction and carrying costs are capitalized and reported on the balance sheet in "Properties under development, including land" until individual buildings are completed. Upon completion of each building, the total cost of that building and the associated land is transferred to "Buildings and improvements" and "Land", respectively and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Where possible, we stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. Upon stabilization, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties.

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

        Our consolidated financial statements include $192.8 million related to properties under development. Of this amount, $97.3 million relates to our four projects currently under construction, which represents an increase of $48.1 million from December 31, 2001. Additionally, we have $95.5 million invested in land held for future development. This amount includes $51.4 million in land development projects located in Houston, Dallas, and Long Beach. We are currently in the planning phase with respect to these properties to further develop apartment homes in these areas. Also included in land held for development is approximately $11.0 million of undeveloped land which may be sold to third parties for commercial and retail development.

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the six months ended June 30, 2002, we sold four townhomes at a total sales price of approximately $1.1 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of June 30, 2002, we had eight of the 17 townhomes remaining to be sold.

Third Party Development

        Our construction division performs services for our internally developed construction pipeline, as well as provides services for third party owners of multifamily, commercial and retail properties. In addition to providing construction services to third party multifamily owners, for selected properties in markets we are comfortable making investments in, we may provide financing for a portion of the project costs. In connection with this program, we are currently under agreements with an unaffiliated third party to develop, construct, and manage three multifamily projects containing a total of 861 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owner. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At June 30, 2002 and 2001, these notes had principal balances totaling $46.8 million and $76.2 million, respectively. We anticipate funding an additional $3.9 million on these third party development properties during 2002.

        During the second quarter, we purchased two properties located in Tampa, Florida, which were developed under our third party development program, for an aggregate of $70.2 million, as they fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and had stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the fourth quarter of 2002.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                                  Three Months         Six Months
                                                                 Ended June 30,      Ended June 30,
                                                             -------------------- --------------------
                                                                2002       2001      2002       2001
                                                             ---------  --------- ---------  ---------

Rental income per apartment home per month ................. $    666   $    684  $    668   $    683
Annualized property operating and maintenance per
   apartment home .......................................... $  2,482   $  2,270  $  2,353   $  2,279
Annualized real estate taxes per apartment home ............ $    916   $    921  $    919   $    908
Weighted average number of operating apartment homes .......   46,659     45,367    46,265     45,203

Weighted average occupancy by region
    West ....................................................   92.4%    94.9%     92.3%       95.1%
    Central .................................................   93.1%    95.2%     92.7%       95.3%
    East ....................................................   90.0%    92.2%     89.8%       92.2%

Comparison of the Quarters Ended June 30, 2002 and June 30, 2001

        Earnings before interest, depreciation and amortization decreased $4.0 million, or 6.5%, from $62.6 million to $58.5 million for the quarters ended June 30, 2001 and 2002, respectively. The weighted average number of apartment homes for the second quarter of 2002 increased by 1,292 apartment homes, or 2.8%, to 46,659 from 45,367 for the second quarter of 2001. The increase in the weighted average number of apartment homes was primarily due to the acquisition of 1,130 apartment homes and an increase in occupancy at our newly constructed properties. Total operating properties we owned 100% were 127 and 124 at June 30, 2002 and 2001, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property revenues comprised 97.4% and 96.3% of our total revenues for the quarters ended June 30, 2002 and 2001, respectively. The increase in rental revenue as a percent of total revenue was primarily due to a decrease in third party development and construction fees and interest income. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income decreased $2.8 million, or 4.3%, from $64.3 million to $61.5 million for the quarters ended June 30, 2001 and 2002, respectively.

        Rental income for the quarter ended June 30, 2002 increased $155,000 as compared to the quarter ended June 30, 2001. The increase from period to period in rental income from our development and acquisition communities was offset by a decrease of $2.3 million in rental income from our stabilized communities. Rental income per apartment home per month decreased $18 or 2.6%, from $684 to $666 for the second quarters of 2001 and 2002, respectively. The decrease was primarily due to higher concessions and vacancy rates during 2002. Weighted average occupancy for our portfolio was 92.1% and 94.4% for the quarters ended June 30, 2002 and 2001, respectively.

        Other property income increased $524,000 from $7.4 million to $7.9 million for the quarter ended June 30, 2001 and 2002, respectively, which represents a monthly increase of $2 per apartment home. The increase in other property income was due primarily to increases in miscellaneous property fees, as well as slight increases in telephone, cable and water revenues.

        Fee and asset management income in the second quarter of 2002 decreased $398,000 from 2001. This decrease was primarily due to a reduction in fees earned on third party construction and development projects. Other income for the quarter ended June 30, 2002 decreased $766,000 from the quarter ended 2001. This decrease was primarily due to a decline in interest income from our third party development notes receivable due to a reduction in balances outstanding.

        Property operating and maintenance expenses increased $3.2 million, from $25.7 million for the quarter ended June 30, 2001 to $29.0 million for the quarter ended June 30, 2002. On an annualized basis, property operating and maintenance expenses increased $213 per unit, or 9.4%. This increase was primarily due to increases in salary and benefit expenses, repair and maintenance costs and property insurance. Property operating and maintenance expenses as a percent of total property income increased from 25.6% to 28.6% for the quarters ended June 30, 2001 and 2002, respectively. The increase in property operating and maintenance expenses as a percent of property income was primarily due to a decline in rental income from our stabilized communities combined with an increase in operating expenses.

        Property supervision, which represents corporate costs related to property management and accounting, decreased from $2.5 million for the quarter ended June 30, 2001 to $2.3 million for the quarter ended June 30, 2002.

        Real estate taxes increased $233,000 from $10.4 million to $10.7 million for the second quarters of 2001 and 2002, respectively, which represents an annualized decrease of $6 per apartment home.

        General and administrative expenses increased $248,000 from $3.1 million to $3.4 million, and increased as a percent of revenues from 3.0% to 3.2% for the quarters ended June 30, 2001 and 2002, respectively. The increase was primarily due to increases in costs associated with our third party construction division and an increase in salary and benefit expenses.

        Gross interest cost before interest capitalized to development properties decreased from $20.5 million for the quarter ended June 30, 2001 to $20.1 million for the quarter ended June 30, 2002. The overall decrease in interest expense was due to lower average interest rates on our line of credit, offset by higher average debt balances during 2002. Interest capitalized decreased to $2.6 million from $2.7 million for the quarters ended June 30, 2002 and 2001, respectively, due to lower development activity and increased occupancy at our newly constructed properties during 2002.

        Depreciation and amortization increased from $24.8 million for the second quarter of 2001 to $25.6 million for the second quarter of 2002. This increase was due to increases in real estate assets resulting from new development, property acquisitions and capital improvements over the past year.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001

        Earnings before interest, depreciation and amortization decreased $3.5 million, or 2.9%, from $122.6 million to $119.1 million for the six months ended June 30, 2001 and 2002, respectively. The weighted average number of apartment homes for the first six months of 2002 increased by 1,062 apartment homes, or 2.3%, to 46,265 from 45,203 for the first six months of 2001. The increase in the weighted average number of apartment homes was due to the acquisition of 1,130 apartment homes and an increase in occupancy at our newly constructed properties. Total operating properties we owned 100% were 127 and 124 at June 30, 2002 and 2001, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property revenues comprised 96.7% and 96.5% of our total revenues for the six months ended June 30, 2002 and 2001, respectively. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less property operating and maintenance expenses, including real estate taxes. Net operating income decreased $2.5 million, or 2.0%, from $127.6 million to $125.1 million for the six months ended June 30, 2001 and 2002, respectively.

        Rental income for the six months ended June 30, 2002 increased $137,000 as compared to the six months ended June 30, 2001. The increase from period to period in rental income from our development and acquisition communities was offset by a decrease of $4.0 million in rental income from our stabilized communities. Rental income per apartment home per month decreased $15 or 2.2%, from $683 to $668 for the first six months of 2001 and 2002, respectively. The decrease was primarily due to higher concessions and vacancy rates during 2002. Overall occupancy was 91.9% and 94.5% for the six months ended June 30, 2002 and 2001, respectively.

        Other property income increased $1.0 million from $14.3 million to $15.3 million for the six months ended June 30, 2001 and 2002, respectively, which represents a monthly increase of $2 per apartment home. The increase in other property income was due primarily to increases in miscellaneous property fees, as well as slight increases in telephone, cable and water revenues.

        Fee and asset management in 2002 decreased $603,000 from 2001. This decrease was primarily due to lower fees earned on third party construction and development projects in 2002. Other income for the six months ended June 30, 2002 increased $130,000 over the six months ended 2001. This increase was due to the sale of four townhomes during 2002 offset by a decrease in interest income from our third party development notes receivable.

        Property operating and maintenance expenses increased $2.9 million, from $51.5 million for the six months ended June 30, 2001 to $54.4 million for the six months ended June 30, 2002. On an annualized basis, property operating and maintenance expenses increased $73 per unit, or 3.2%. This increase was primarily due to increases in salary and benefit expenses and property insurance costs. Property operating and maintenance expenses as a percent of total property income increased slightly from 25.8% to 27.1% for the six months ended June 30, 2001 and 2002, respectively. The increase in property operating and maintenance expenses as a percent of property income was primarily due to a decline in rental income from our stabilized communities combined with an increase in operating expenses.

        Property supervision, which represents corporate costs related to property management and accounting, decreased from $4.8 million to $4.7 million for the six months ended June 30, 2001 and 2002, respectively.

        Real estate taxes increased $750,000 from $20.5 million to $21.3 million for the first six months of 2001 and 2002, respectively, which represents an annual increase of $12 per apartment home. The increase per apartment home was primarily due to increases in property valuations and property tax rates.

        General and administrative expenses increased $554,000 from $6.4 million to $6.9 million, and increased as a percent of revenues from 3.1% to 3.3% for the six months ended June 30, 2001 and 2002 respectively. The increase was primarily due to increases in costs associated with our third party construction division and an increase in salary and benefit expenses.

        Other expenses of $1.2 million for the six months ended June 30, 2002 represents the construction costs associated with the townhomes sold during 2002. There were no townhome sales during the six months ended June 30, 2001. Impairment provision for technology investments totaled $1.1 million, which included the write-off of a note receivable of approximately $600,000, for the six months ended June 30, 2001.

        Gross interest cost before interest capitalized to development properties decreased from $40.7 million for the six months ended June 30, 2001 to $39.5 million for the six months ended June 30, 2002. The overall decrease in interest expense was due to lower average interest rates on our line of credit, offset by higher average debt balances during 2002. Interest capitalized decreased to $4.9 million from $5.8 million for the six months ended June 30, 2002 and 2001, respectively, due to lower development activity and increased occupancy at our newly constructed properties during 2002.

        Depreciation and amortization increased from $49.3 million for the six months of 2001 to $51.7 million for the six months of 2002. This increase was due to increases in real estate assets resulting from new development, property acquisitions and capital improvements during the year.

        Gains on sales of properties for the six months ended June 30, 2002 was from the sale of 1.5 acres of undeveloped land located in Houston. Gains on sales of properties for the six months ended June 30, 2001 was from the sale of 15.2 acres of undeveloped land located in Houston.

        Equity in income of joint ventures decreased $2.6 million from the first six months of 2001, primarily from gains recognized from the sales of joint venture properties. During the first six months of 2001, two properties totaling 556 apartment homes were sold which resulted in gains totaling $2.5 million. During the first six months of 2002, one property with 300 apartment homes was sold which resulted in a gain of $37,000.

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

       The interest expense coverage ratio, net of capitalized interest, was 3.4 and 3.5 times for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, 81.5% and 77.0%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.4 years and 6.6 years at June 30, 2002 and 2001, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation and amortization, interest and impairment provision for technology investments.

Liquidity

       We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit, discussed in the financial flexibility section below, and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

(i)	normal operating expenses;
(ii)	current debt service requirements;
(iii)	recurring capital expenditures;
(iv)	property developments and acquisitions:
(v)	investments in third party development properties;
(vi)	common share repurchases; and
(vii)	distributions on our common and preferred equity.

       We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings under our unsecured line of credit, and funding of acquisitions. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the six months ended June 30, 2002, we incurred $57.3 million in development costs and $99.7 million in acquisition costs. We are developing four properties at an aggregate cost of approximately $191.0 million, of which $101.8 million was incurred through June 30, 2002. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit. We also seek to selectively dispose of assets that management believes have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We intend to continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of total real estate assets. We expect that any such sales should generate capital for acquisitions and new developments or for debt reduction. Real estate to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation expense is not recorded during the period in which such assets are held for sale.

        Net cash provided by operating activities totaled $81.7 million for the six months ended June 30, 2002, a decrease of $6.6 million, or 7.4%, from the same period in 2001. The decrease in operating cash flow was primarily due to an overall increase in expenses for 2002 as compared to 2001 with no significant increase in revenues during the same period. Distributions from investments in joint ventures totaled $6.0 million during the first six months of 2001, compared to $1.0 million for the same period in 2002. Additionally, equity in income of joint ventures decreased $2.6 million from 2001 due to higher gains from the sales of joint venture properties in 2001.

        Net cash used in investing activities totaled $147.6 million for the six months ended June 30, 2002, compared to $61.8 million for the same period in 2001. For the six months ended June 30, 2002, net cash used in investing activities included expenditures for acquisition, property development and capital improvements totaling $99.7 million, $57.3 million, and $16.8 million, respectively. These expenditures were offset by $2.0 million in net proceeds received from townhome sales and the sale of 1.5 acres of undeveloped land during 2002. Additionally, investments in third party development properties decreased $23.2 million during 2002 due to the acquisition of two properties. For the six months ended June 30, 2001, net cash used in investing activities included expenditures for acquisition, property development and capital improvements totaling $20.6 million, $27.5 million and $12.7 million, respectively. For the six months ended June 30, 2001, investments in third party development properties increased $6.4 million. These cash outflows were offset by $8.9 million in net proceeds received from property dispositions during 2001.

        Net cash provided by financing activities totaled $65.0 million for the six months ended June 20, 2002 compared to net cash used in financing activities totaling $28.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, we paid distributions totaling $61.2 million. Additionally, we received proceeds totaling $149.3 million from the issuance of senior unsecured notes. The proceeds from this issuance was used to repay notes payable, which decreased $37.1 million for the six months ended June 30, 2002. During the six months ended June 30, 2001, we paid $59.4 million in distributions. We also paid $26.9 million during the first six months of 2001 to repurchase our unconverted preferred shares. We received proceeds totaling $211.2 million from the issuances of senior unsecured notes and mortgage notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $26.0 million and $128.1 million, respectively, for the six months ended June 30, 2001.

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The plan allows us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional long-term debt and, in management's opinion, without reducing our financial flexibility. At June 30, 2002, we had repurchased approximately 6.9 million common shares and redeemed approximately 106,000 units at a total cost of $180.9 million, which had remained unchanged since January 1, 2001. Subsequent to June 30, 2002, we repurchased 540,700 shares at a total cost of $18.1 million.

        In June 2002, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the second quarter of 2002 which was paid on July 17, 2002 to all common shareholders of record as of June 28, 2002. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

        As of June 30, 2002, we had unsecured debt totaling $1,045.9 million and secured mortgage loans totaling $280.6 million. Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.4 years. Scheduled repayments on outstanding debt, including our line of credit, at June 30, 2002 is as follows:

(In thousands)

                                   Year                           Amount
                                 ---------                     --------------
                                 2002 .......................  $       2,368
                                 2003 .......................         87,139
                                 2004 .......................        398,617
                                 2005 .......................         61,227
                                 2006 .......................        210,590
                                 2007 and thereafter ........        566,566
                                                               --------------
                                 Total ......................  $   1,326,507
                                                               ==============

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

        As of June 30, 2002, we had $256.0 million available under our unsecured line of credit and $285.5 million available under our $750 million universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        We are currently in the process of negotiating a new line of credit for $500 million which we expect to enter into during the third quarter of 2002. We anticipate that the new line will include 19 banks, eight of which will be new to our unsecured facility, and will mature in August 2006. The new line of credit is intended to replace our current credit facility which totals $420 million. The new line of credit should provide us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds and contain financial covenant requirements that are more favorable to us.

        In June 2002, we issued from our $750 million shelf registration an aggregage principal amount of $150 million of 5.875% five-year senior unsecured notes maturing on June 1, 2007. Interest on the notes is payable semiannually on June 1 and December 1, commencing on December 1, 2002. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $148.4 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under the unsecured line of credit.

        At June 30, 2002, our floating rate debt totaled $225.6 million and had a weighted average interest rate of 2.78%.

        Our investments in joint ventures have been funded with secured non-recourse debt. We are not committed to any additional funding in relation to our joint ventures.

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

        We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REIT's may not be comparable to our calculation.

        The calculation of basic and diluted FFO for the three and six months ended June 30, 2002 and 2001 follows:

(In thousands)
                                                                Three Months          Six Months
                                                               Ended June 30,       Ended June 30,
                                                            --------------------  --------------------
                                                             2002        2001       2002       2001
                                                            ---------  ---------  ---------  ---------
Funds from operations:
   Net income to common shareholders .....................  $ 12,117   $ 16,934   $ 26,099   $ 33,135
   Real estate depreciation ..............................    24,630     24,198     49,769     48,005
   Adjustments for unconsolidated joint ventures .........       549        801      1,076       (794)
   Gain on sales of properties ...........................      (284)      (656)      (284)    (2,372)
   Preferred share dividends .............................         -        202          -      2,545
   Income allocated to units convertible into common
      shares .............................................       477        478        931      1,549
   Adjustments for convertible subordinated debentures ...         -          3          -         37
                                                            ---------  ---------  ---------  ---------
Funds from operations - diluted ..........................  $ 37,489   $ 41,960   $ 77,591   $ 82,105
                                                            =========  =========  =========  =========

Weighted average shares - basic ..........................    41,061     39,797     40,944     38,891
   Common share options and awards granted ...............     1,527      1,169      1,443      1,096
   Units convertible into common shares ..................     2,463      2,512      2,464      2,525
   Preferred shares ......................................         -      1,047          -      2,121
   Convertible subordinated debentures ...................         -          -          -         39
                                                            ---------  ---------  ---------  ---------
Weighted average shares - diluted ........................    45,051     44,525     44,851     44,672
                                                            =========  =========  =========  =========

Inflation

        We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

        The Securities and Exchange Commission recently issued guidance for the disclosure of "critical accounting policies." The SEC defines "critical account policies" as those that are most important to the presentation of a company's financial condition and results, and require management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset valuation and are discussed in the "Business" section of this Item 2 under "Construction and Development Properties."

Impact of New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement at Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after

        June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

        In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS No. 144 in 2002 did not have a material impact on our financial position, results of operations or cash flows.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Among other corrections, SFAS No. 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30. Our adoption of SFAS No. 145 will not have a material impact on our financial position, results of operations or cash flows.

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.	Changes in Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders Our Annual Meeting of Shareholders was held on May 15, 2002.

(1)	The shareholders elected all eight of the nominees for Trust Manager by the following vote:

Broker
Affirmative	Negative	Abstentions	Non-Voters
-------------	-------------	-------------	-------------
Richard J. Campo	35,848,455	1,635,001	-	-
D. Keith Oden	34,617,840	2,865,616	-	-
F. Gardner Parker	37,015,181	468,275	-	-
William R. Cooper	37,011,412	472,044	-	-
Scott S. Ingraham	36,997,326	486,130	-	-
Steven A. Webster	36,599,803	883,653	-	-
Lewis A. Levey	36,597,529	885,927	-	-
George A. Hrdlicka	36,588,762	894,694	-	-

(2)	The shareholders ratified the approval and adoption of the 2002 Share Incentive Plan by the following vote:

Broker
Affirmative	Negative	Abstentions	Non-Voters
-------------	-------------	-------------	-------------
30,457,786	6,821,813	203,856	-

(3)	The shareholders ratified the approval and adoption of the Camden Property Trust Short Term Incentive Plan by the following vote:

Broker
Affirmative	Negative	Abstentions	Non-Voters
-------------	-------------	-------------	-------------
35,012,873	2,256,414	214,167	-

(4)	The shareholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December 31, 2002 by the following vote:

Broker
Affirmative	Negative	Abstentions	Non-Voters
-------------	-------------	-------------	-------------
36,474,298	918,102	91,056	-

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxely Act of 2002 of Chief Executive Officer dated August 13, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxely Act of 2002 of Chief Financial Officer dated August 13, 2002.

(b)	Reports on Form 8-K

Current report on Form 8-K dated June 3, 2002 and filed with the Commission on June 4, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. Steven Dawson	August 13, 2002
__________________________________________	_____________________________
G. Steven Dawson Chief Financial Officer, Sr. Vice President - Finance, and Secretary	Date

/s/ Dennis M. Steen	August 13, 2002
__________________________________________	_____________________________
Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer	Date