Form 10-Q
period 2002-09-30
CAMDEN PROPERTY TRUST
filed 2002-11-13
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

TEXAS (State or Other Jurisdiction of Incorporation or Organization)	76-6088377 (I.R.S. Employer Identification Number)

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

As of November 13, 2002, there were 39,211,295 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

                                         CAMDEN PROPERTY TRUST
                                            Table of Contents

PART I    FINANCIAL INFORMATION                                                                     Page
                                                                                                  --------

Item 1  Financial Statements
          Consolidated Balance Sheets (Unaudited) as of September 30, 2002 and
              December 31, 2001 ................................................................      3

          Consolidated Statements of Operations (Unaudited) for the three and nine
              months ended September 30, 2002 and 2001 .........................................      4

          Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
              September 30, 2002 and 2001 ......................................................      5

          Notes to Consolidated Financial Statements (Unaudited) ...............................      6

Item 2    Management's Discussion and Analysis of Financial Condition and

PART II   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                            CAMDEN PROPERTY TRUST
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
(In thousands)
                                                                            September 30,    December 31,
                                                                                2002            2001
                                                                            -------------   -------------
                                                    ASSETS
Real estate assets, at cost:
   Land  .................................................................  $    381,818    $    362,717
   Buildings and improvements  ...........................................     2,364,457       2,230,161
                                                                            -------------   -------------
                                                                               2,746,275       2,592,878
   Less: accumulated depreciation  .......................................      (497,556)       (422,154)
                                                                            -------------   -------------
            Net operating real estate assets .............................     2,248,719       2,170,724
   Properties under development, including land  .........................       204,857         143,596
   Investment in joint ventures ..........................................        15,846          17,073
   Investment in third party development properties ......................        49,283          69,983
                                                                            -------------   -------------
            Total real estate assets .....................................     2,518,705       2,401,376
Accounts receivable - affiliates .........................................         5,588           4,586
Notes receivable:
   Affiliates ............................................................         1,800           1,800
   Other .................................................................         3,000               -
Other assets, net ........................................................        43,530          33,121
Cash and cash equivalents ................................................         4,154           5,625
Restricted cash ..........................................................         3,959           3,157
                                                                            -------------   -------------
            Total assets .................................................  $  2,580,736    $  2,449,665
                                                                            =============   =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable:
            Unsecured  ...................................................  $  1,116,063    $    923,890
            Secured ......................................................       271,477         283,157
   Accounts payable ......................................................        27,010          13,337
   Accrued real estate taxes .............................................        30,502          28,378
   Accrued expenses and other liabilities ................................        46,773          46,275
   Distributions payable .................................................        31,177          30,298
                                                                            -------------   -------------
            Total liabilities ............................................     1,523,002       1,325,335

Minority interests:
   Units convertible into perpetual preferred shares .....................       149,815         149,815
   Units convertible into common shares ..................................        51,997          56,264
                                                                            -------------   -------------
           Total minority interests ......................................       201,812         206,079

Shareholders' equity:
   Common shares of beneficial interest ..................................           479             476
   Additional paid-in capital ............................................     1,314,556       1,297,239
   Distributions in excess of net income .................................      (237,607)       (194,718)
   Unearned restricted share awards ......................................       (15,048)         (8,621)
   Less: treasury shares, at cost ........................................      (206,458)       (176,125)
                                                                            -------------   -------------
           Total shareholders' equity  ...................................       855,922         918,251
                                                                            -------------   -------------
           Total liabilities and shareholders' equity  ...................  $  2,580,736    $  2,449,665
                                                                            =============   =============

                                    See Notes to Consolidated Financial Statements.

                                               CAMDEN PROPERTY TRUST
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

(In thousands, except per share amounts)
                                                                Three Months            Nine Months
                                                            Ended September 30,     Ended September 30,
                                                          ----------------------  -----------------------
                                                             2002        2001        2002         2001
                                                          ----------  ----------  ----------   ----------
Revenues

   Rental income                                          $  94,707   $  94,746   $ 280,170    $ 280,072
   Other property income ...............................      8,304       7,777      23,625       22,100
                                                          ----------  ----------  ----------   ----------
        Total property income ..........................    103,011     102,523     303,795      302,172
   Fee and asset management ............................        753       2,225       3,413        5,488
   Other income ........................................      2,212       2,033       6,420        6,111
                                                          ----------  ----------  ----------   ----------
        Total revenues .................................    105,976     106,781     313,628      313,771
                                                          ----------  ----------  ----------   ----------

Expenses
   Property operating and maintenance ..................     29,458      28,102      83,884       79,622
   Real estate taxes ...................................     10,345      10,292      31,609       30,806
                                                          ----------  ----------  ----------   ----------
        Total property expenses ........................     39,803      38,394     115,493      110,428
   Property supervision ................................      2,499       2,369       7,220        7,213
   General and administrative ..........................      3,925       3,426      10,871        9,818
   Impairment provision for technology investments .....          -           -           -        1,090
   Other expenses ......................................      1,074         905       2,252          905
   Interest ............................................     18,075      17,755      52,662       52,672
   Depreciation and amortization  ......................     26,675      26,574      78,376       75,918
                                                          ----------  ----------  ----------   ----------
        Total expenses .................................     92,051      89,423     266,874      258,044
                                                          ----------  ----------  ----------   ----------
Income before gain on sale of properties, equity in
  income of joint ventures, minority interests
   and extraordinary charge ............................     13,925      17,358      46,754       55,727
Gain on sale of properties .............................          3         123         287        2,495
Equity in income of joint ventures .....................         35       5,437         388        8,361
Income allocated to minority interests:
   Distributions on units convertible into perpetual
   preferred shares ....................................     (3,218)     (3,218)     (9,654)      (9,654)
   Income allocated to units convertible into
   common shares .......................................       (276)     (1,216)     (1,207)      (2,765)
                                                          ----------  ----------  ----------   ----------
Income before extraordinary charge .....................     10,469      18,484      36,568       54,164
Extraordinary charge (early retirement of debt) ........       (234)       (388)       (234)        (388)
                                                          ----------  ----------  ----------   ----------
Net income .............................................     10,235      18,096      36,334       53,776
Preferred share dividends ..............................          -           -           -       (2,545)
                                                          ----------  ----------  ----------   ----------
Net income to common shareholders ......................  $  10,235   $  18,096   $  36,334    $  51,231
                                                          ==========  ==========  ==========   ==========

Basic earnings per share before extraordinary charge ...  $    0.26   $    0.45   $    0.90    $    1.31
Basic earnings per share ...............................  $    0.25   $    0.44   $    0.89    $    1.30
Diluted earnings per share before extraordinary charge..  $    0.24   $    0.43   $    0.85    $    1.25
Diluted earnings per share .............................  $    0.24   $    0.42   $    0.84    $    1.24

Distributions declared per common share ................  $   0.635   $    0.61   $   1.905    $    1.83

Weighted average number of common shares outstanding ...     40,645      40,669      40,843       39,490
Weighted average number of common and common
     dilutive equivalent shares outstanding ............     44,346      42,649      44,681       41,264

                                       See Notes to Consolidated Financial Statements.

                                                     CAMDEN PROPERTY TRUST
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
(In thousands)
                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                  -----------------------
                                                                                     2002         2001
                                                                                  ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ..................................................................  $  36,334    $  53,776
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................     78,376       75,918
      Equity in income of joint ventures, net of cash received .................      1,227        7,110
      Gain on sale of properties ...............................................       (287)      (2,495)
      Extraordinary charge (early retirement of debt)...........................        234          338
      Income allocated to units convertible into common shares .................      1,207        2,765
      Accretion of discount on unsecured notes payable .........................        375          312
      Net change in operating accounts .........................................     16,442       14,288
                                                                                  ----------   ----------
           Net cash provided by operating activities ...........................    133,908      152,012

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in real estate assets ..............................................   (215,750)     (76,713)
   Net proceeds from sale of properties and townhomes ..........................      3,797        9,780
   Increase in investment in joint ventures ....................................          -       (1,881)
   Increase in notes receivable ................................................     (3,000)      (3,704)
   Increase in investments in third party development properties ...............     (6,449)     (22,227)
   Decrease in investments in third party development properties ...............     27,149        7,235
   Other .......................................................................     (1,290)      (3,829)
                                                                                  ----------   ----------
      Net cash used in investing activities ....................................   (195,543)     (91,339)

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in unsecured lines of credit and
      short-term borrowings ....................................................     77,000     (105,000)
   Proceeds from notes payable .................................................    149,298      313,443
   Repayment of notes payable ..................................................    (46,180)    (154,684)
   Distributions to shareholders and minority interests ........................    (92,611)     (89,322)
   Repurchase of common shares and units convertible into common shares ........    (31,954)           -
   Repurchase of preferred shares ..............................................          -      (26,922)
   Extraordinary charge (early retirement of debt)..............................       (234)        (338)
   Other .......................................................................      4,845          427
                                                                                  ----------   ----------
      Net cash provided by (used in) financing activities ......................     60,164      (62,396)
                                                                                  ----------   ----------
      Net decrease in cash and cash equivalents ................................     (1,471)      (1,723)
Cash and cash equivalents, beginning of period .................................      5,625        4,936
                                                                                  ----------   ----------
Cash and cash equivalents, end of period .......................................  $   4,154    $   3,213
                                                                                  ==========   ==========

SUPPLEMENTAL INFORMATION
   Cash paid for interest, net of interest capitalized .........................  $  50,781    $  47,364
   Interest capitalized ........................................................      7,882        8,273

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Value of shares issued under benefit plans, net .............................  $   9,999    $   5,468
   Conversion of operating partnership units to common shares ..................        694        1,166
   Conversion of 7.33% subordinated debentures to common shares, net ...........          -        1,950
   Conversion of preferred shares to common shares .............................          -           31

                                  See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.       Interim Unaudited Financial Information

         The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and the cash flows for the nine months ended September 30, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

         Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of September 30, 2002, we owned interests in, operated or were developing 149 multifamily properties containing 53,542 apartment homes located in nine states. Three of our multifamily properties containing 1,166 apartment homes were under development at September 30, 2002. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

         Approximately 24% of our multifamily apartment units at September 30, 2002 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2002, we held 83.0% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 16.0% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Property Update

         We currently have three new properties under development: Camden Harbor View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California; and Camden Oak Crest, a 364-unit property located in Houston, Texas.

         During the first nine months of 2002, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in "Equity in income of joint ventures."

         During the second quarter of 2002, we acquired three properties for an aggregate of $99.7 million. Two properties are located in Tampa, Florida and were developed for one of our third party customers: Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and stabilized operations during 2001, and Camden Ybor City which is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the second quarter of 2003. Additionally, we acquired Camden San Paloma, a 324-unit property which was built in 1994 and is located in Scottsdale, Arizona. These properties were acquired as we believe these investments fit our diversification strategy.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate Assets, at Cost

         We capitalized $25.5 million and $19.4 million in the nine months ended September 30, 2002 and 2001, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years. Capital expenditures for 2002 include $6.1 million of non-recurring expenditures associated with signage implemented as a part of our branding initiatives.

         Property operating and maintenance expenses included normal repairs and maintenance expenses totaling $7.5 million and $20.9 million for the three and nine months ended September 30, 2002, respectively, compared to $7.1 million and $20.7 million for the three and nine months ended September 30, 2001, respectively.

         Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $3.0 million and $7.9 million for the three and nine months ended September 30, 2002, respectively, and $2.5 million and $8.3 million for the three and nine months ended September 30, 2001, respectively. Capitalized real estate taxes were $145,000 and $1.5 million for the three and nine months ended September 30, 2002 and $382,000 and $1.6 million for the three and nine months ended September 30, 2001, respectively.

Common Share Dividend Declaration

         In September 2002, we announced that our Board of Trust Managers had declared a dividend of $0.635 per share for the third quarter of 2002 which was paid on October 17, 2002 to all common shareholders of record as of September 30, 2002. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

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

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

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

         The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

                                                                 Three Months             Nine Months
                                                              Ended September 30,    Ended September 30,
                                                             ---------------------  ---------------------
                                                               2002        2001        2002       2001
                                                             ---------   ---------  ---------   ---------
Basic earnings per share
   Weighted average common shares outstanding .............    40,645      40,669     40,843      39,490
                                                             =========   =========  =========   =========
      Basic earnings per share ............................  $   0.25    $   0.44   $   0.89    $   1.30
                                                             =========   =========  =========   =========

Diluted earnings per share (a)
   Weighted average common shares outstanding .............    40,645      40,669     40,843      39,490
   Shares issuable from assumed conversion of:
      Common share options and awards granted .............     1,238       1,407      1,374       1,201
      Units convertible into common shares ................     2,463         573      2,464         573
                                                             ---------   ---------  ---------   ---------
   Weighted average common shares outstanding,
      as adjusted .........................................    44,346      42,649     44,681      41,264
                                                             =========   =========  =========   =========
      Diluted earnings per share ..........................  $   0.24    $   0.42   $   0.84    $   1.24
                                                             =========   =========  =========   =========

Earnings for basic and diluted computation
   Net income .............................................  $ 10,235    $ 18,096   $ 36,334    $ 53,776
   Less: Preferred share dividends ........................         -           -          -      (2,545)
                                                             ---------   ---------  ---------   ---------
   Net income to common shareholders
      (Basic earnings per share computation) ..............    10,235      18,096     36,334      51,231
   Income allocated to units convertible into
      common shares .......................................       276           -      1,207           -
                                                             ---------   ---------  ---------   ---------
   Net income to common shareholders, as adjusted
      (Diluted earnings per share computation) ............  $ 10,511    $ 18,096   $ 37,541   $  51,231
                                                             =========   =========  =========   =========

(a)  For the three months ended September 30, 2001, 1.9 million units convertible into common shares were not included in the diluted earnings per share calculation as they were  not dilutive.  For the nine months  ended  September 30, 2001, 1.9  million  units convertible  into common  shares, 1.4 million preferred shares and 25,000 convertible subordinated  debentures  were  not included in  the diluted earnings per share calculation as they were not dilutive.  The preferred shares were repurchased and the convertible subordinated debentures matured in April 2001.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

3.       Third Party Construction Services

         Our construction division performs services for our internally developed construction pipeline, as well as provides construction management and general contracting services for third party owners of multifamily, commercial and retail properties. We are currently under contract for projects ranging from $2.2 million to $24.9 million. We earn fees on these projects ranging from 4% to 8% of the total contracted construction cost which we recognize when they are earned. Fees earned from third party construction projects totaled $223,000 and $668,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.2 million and $2.3 million for the nine months ended September 30, 2002 and 2001, respectively. For projects where our fee is based on a fixed price, any cost overruns, as compared to our original budget, incurred during construction will reduce the fee generated on those projects.

4.       Investments in Third Party Development Properties

         In addition to providing construction services to third parties, for selected properties in markets where we are interested in making investments, we may provide financing for a portion of the project costs. In connection with this program, we are currently under agreements with an unaffiliated third party to develop, construct, and manage three multifamily projects containing a total of 861 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owner. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At September 30, 2002 and 2001, our investments in third party development properties totaled $49.3 million and $87.9 million, respectively. We anticipate funding an additional $1.4 million on these third party development properties during 2002.

         The owners of these properties have invested adequate equity to allow us to recognize fees earned for managing the development, construction and operation of these properties. The fees earned from all investments totaled $1.5 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively. One project was completed and stabilized operations during 2001, and two projects are currently under construction. Leasing began at one construction property during June 2002, and we expect leasing to begin at the remaining construction property during the fourth quarter of 2002.

                                          CAMDEN PROPERTY TRUST
                               Notes to Consolidated Financial Statements
                                               (Unaudited)

     The following is a detail of our third party construction subject to notes receivable as of
September 30, 2002:

                                                                                      Estimated/
                                       Number of     Budgeted/      Estimated/       Actual Date
                                       Apartment    Actual Cost   Actual Date of          of
Property and Location                    Homes     ($ millions)     Completion      Stabilization
-----------------------------------   -----------  ------------  ----------------  ---------------

Stabilized
Creekside
    Denver, CO  ...................         279    $        33             3Q01             3Q01

In Lease-up
Otay Ranch
    San Diego, CA  ................         422             57             1Q03             4Q03

Under Construction
Little Italy
    San Diego, CA  ................         160             36             4Q02             3Q03
                                      -----------  -------------
Total Third Party Development  ....         861    $       126
                                      ===========  =============

         During the second quarter, we purchased two properties located in Tampa, Florida, which we had previously developed for one of our third party customers, for an aggregate of $70.2 million, as we believe these investments fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and had stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the second quarter of 2003.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

5.       Notes Payable

         The following is a summary of our indebtedness, including effective interest rates at September 30, 2002:

(In millions)
                                                                     September 30,    December 31,
                                                                          2002           2001
                                                                     -------------   -------------

Unsecured Line of Credit and Short Term Borrowings ..............    $      234.0    $      157.0

Senior Unsecured Notes
   7.03% Notes, due 2003 ........................................            50.0            50.0
   7.14% Notes, due 2004 ........................................           199.6           199.4
   7.11% - 7.28% Notes, due 2006 ................................           174.4           174.2
   5.98% Notes, due 2007 ........................................           149.3               -
   6.77% Notes, due 2010 ........................................            99.9            99.9
   7.69% Notes, due 2011 ........................................           149.4           149.4
                                                                     -------------   -------------
                                                                            822.6           672.9
Medium Term Notes
   6.68% - 6.74% Notes, due 2002 ................................               -            34.5
   6.88% - 7.17% Notes, due 2004 ................................            30.0            30.0
   7.63% Notes, due 2009 ........................................            15.0            15.0
   6.79% Notes, due 2010 ........................................            14.5            14.5
                                                                     -------------   -------------
                                                                             59.5            94.0
                                                                     -------------   -------------
Total Unsecured Notes ...........................................         1,116.1           923.9

Secured Notes
   7.00% - 8.50% Conventional Mortgage Notes, due 2003 - 2009 ...           171.5           182.5
   3.39% - 7.29% Tax-exempt Mortgage Notes, due 2023 - 2031 .....            99.9           100.6
                                                                     -------------   -------------
                                                                            271.4           283.1
                                                                     -------------   -------------
Total Notes Payable .............................................    $    1,387.5    $    1,207.0
                                                                     =============   =============

         In August 2002, we entered into a new line of credit for $500 million, replacing our previous credit facility, which totaled $420 million. The new line includes 19 banks, eight of which are new to our unsecured facility, and matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. The new line of credit will provide us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds and contains financial covenant requirements that are more favorable to us. At quarter end, we were in compliance with all covenants and limitations.

         Our new line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2002 we had outstanding letters of credit totaling $1.3 million.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

         As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

         In June 2002, we issued from our $750 million shelf registration an aggregage principal amount of $150 million 5.875% five-year senior unsecured notes maturing on June 1, 2007. Interest on the notes is payable semiannually on June 1 and December 1, commencing on December 1, 2002. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $148.4 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under our unsecured line of credit. As of September 30, 2002 we had $285.5 million available under our universal self registration.

         During the first quarter, we repaid $34.5 million of maturing medium-term notes. These notes had interest rates ranging from 6.68% to 6.74% and were repaid using proceeds available under our unsecured line of credit.

         In August of 2002, we paid off one mortgage note totaling $7.8 million. The interest rate on the note was 8.2% and we incurred a prepayment penalty of $234,000 in connection with this payoff. We repaid this mortgage using proceeds available under our unsecured line of credit, as the interest rates on the line of credit are significantly lower than the rate on the mortgage note.

         At September 30, 2002, our floating rate debt, which includes our unsecured line of credit, totaled $295.4 million and had a weighted average interest rate of 2.74%.

6.       Net Change in Operating Accounts

         The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
                                                                 Nine Months
                                                             Ended September 30,
                                                         ----------------------------
                                                            2002             2001
                                                         -----------     ------------
Decrease (increase) in assets:
     Accounts receivable - affiliates ...............    $     (407)     $      (670)
     Other assets, net ..............................        (8,033)          (4,149)
     Restricted cash  ...............................          (802)             831

Increase (decrease) in liabilities:
     Accounts payable ...............................        13,673              (80)
     Accrued real estate taxes ......................         2,140            3,792
     Accrued expenses and other liabilities .........         9,871           14,564
                                                         -----------     ------------
          Net change in operating accounts ..........    $   16,442      $    14,288
                                                         ===========     ============

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

7.       Preferred Units

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

8.       Restricted Share and Option Awards

         During 2002, our Board of Trust Managers adopted, and our shareholders approved, the 2002 Share Incentive Plan of Camden Property Trust. Under the plan, we may issue up to 10% of the total of (i) the number of our common shares outstanding at any time, plus (ii) the number of our common shares reserved for issuance upon conversion of securities convertible into or exchangeable for our common shares, plus (iii) the number of our common shares held as treasury shares. Compensation awards that can be granted under the plan include various forms of incentive awards including incentive share options, non-qualified share options and restricted shares. The class of eligible persons that can receive grants of incentive awards under the plan consists of non-employee trust managers, key employees, consultants, and directors of us and our affiliates as determined by the compensation committee of our Board of Trust Managers. This plan does not have a termination date; however, no incentive share options will be granted under this plan after February 5, 2012.

         During the first nine months of 2002, we granted 293,780 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to ten years. We also granted 1,122,486 options with an exercise price equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. The weighted average exercise price for options granted in 2002 was $35.85. During the nine month period ended September 30, 2002, previously granted options to purchase 166,433 shares became exercisable and 111,701 restricted shares vested. During the first nine months of 2002, 231,592 options were exercised at prices ranging from $24.00 to $33.76 per share.

9.       Securities Repurchase Program

         In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers, which allowed us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. In February 2002, our Board of Trust Managers approved repurchases or redemptions of an additional $50 million of securities, bringing the total to $250 million. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. As of September 30, 2002, we had repurchased 7.8 million common shares and redeemed approximately 106,000 units convertible in to common shares for a total cost of $213.1 million. Subsequent to quarter end, we repurchased 990,800 shares at a total cost of $30.5 million.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

10.      Townhome Sales

         We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the nine months ended September 30, 2002, we sold seven units for a total sales price of approximately $2.0 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of September 30, 2002, we had five of the 17 townhomes remaining to be sold.

11.      Commitments and Contingencies

         Construction Contracts. As of September 30, 2002, we were obligated for approximately $43.0 million of additional expenditures on our three development properties (a substantial amount of which we expect to be funded with debt).

         Contingencies. We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

         In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land, investments in joint ventures and secured debt financing for third parties. In accordance with local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts contemplate that such contracts will provide the purchaser with time to evaluate the properties and conduct due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matters or properties covered by letters of intent or that we will consummate the transaction for which we may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. A transaction becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated under other contracts.

         We are currently in the due diligence period for the purchase of land for future development and the acquisition of a property. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

         We intend to continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of net operating income. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We have developed a plan to dispose of up to $125 million in assets. We have not yet entered into any definitive agreements to dispose of specific assets and there is no assurance that any assets will be sold. We expect that any such sales should generate capital for reinvestment in acquisitions or new developments, debt reduction or repurchase of shares. Real estate assets to be disposed of are reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation expense is not to be recorded during the period in which such assets qualify for classification as held for sale.

         Subsequent to September 30, 2002, we acquired Camden Providence Lakes, a 260-unit property which was built in 1996 and is located near Tampa, Florida for $16.8 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

         The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2001 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, changes in financial markets and interest rates, our failure to qualify as a real estate investment trust (“REIT”) and environmental uncertainties and natural disasters.

Business

         Camden Property Trust is a real estate investment trust and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily communities. As of September 30, 2002, we owned interests in, operated or were developing 149 multifamily properties containing 53,542 apartment homes located in nine states. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 92.2% for the nine months ended September 30, 2002. This represents the average occupancy for all properties during the first nine months of 2002 weighted by the number of apartment homes in each property. Three of our multifamily properties containing 1,166 apartment homes were under development at September 30, 2002. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

         Approximately 24% of our multifamily apartment units at September 30, 2002 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2002, we held 83.0% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 16.0% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Property Update

         We currently have three new properties under development: Camden Harbor View, a 538-unit property located in Long Beach, California; Camden Vineyards, a 264-unit property located in Murrieta, California; and Camden Oak Crest, a 364-unit property located in Houston, Texas.

         During the first nine months of 2002, we disposed of one property with 300 apartment homes. The operating property is located in Las Vegas and was held through a joint venture. Our portion of the gain from this disposition totaled $37,000 and is included in “Equity in income of joint ventures.”

         During the second quarter 2002, we acquired three properties for an aggregate of $99.7 million. Two properties are located in Tampa, Florida and were developed for one of our third party customers: Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and stabilized operations during 2001, and Camden Ybor City which is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the second quarter of 2003. Additionally, we acquired Camden San Paloma, a 324-unit property which was built in 1994 and is located in Scottsdale, Arizona. These properties were acquired as we believe these investments fit our diversification strategy.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Property Portfolio

         Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

                                                 September 30, 2002         December 31, 2001
                                             ------------------------  ------------------------
                                               Apartment                 Apartment
                                                 Homes     Properties     Homes      Properties
                                             ------------- ----------  ------------- ----------
Operating Properties
  West Region
     Las Vegas, Nevada (a)................         10,353         36         10,653         37
     Denver, Colorado (a).................          2,529          8          2,529          8
     Phoenix, Arizona ....................          2,433          8          2,109          7
     Southern California .................          1,653          4          1,653          4
     Tucson, Arizona .....................            821          2            821          2
     Reno, Nevada ........................            450          1            450          1
  Central Region
     Dallas, Texas .......................          8,359         23          8,359         23
     Houston, Texas ......................          7,190         16          7,190         16
     St. Louis, Missouri .................          2,123          6          2,123          6
     Austin, Texas........................          1,745          6          1,745          6
     Corpus Christi, Texas ...............          1,864          4          1,663          4
     Kansas City, Missouri ...............            596          1            596          1
  East Region
     Tampa, Florida ......................          5,829         12          5,023         11
     Orlando, Florida ....................          2,804          6          2,804          6
     Charlotte, North Carolina  ..........          1,659          6          1,659          6
     Louisville, Kentucky ................          1,448          5          1,448          5
     Greensboro, North Carolina  .........            520          2            520          2
                                             ------------- ----------  ------------- ----------
          Total Operating Properties .....         52,376        146         51,345        145
                                             ------------- ----------  ------------- ----------
Properties Under Development
  West Region
     Southern California .................            802          2            802          2
  Central Region
     Houston, Texas ......................            364          1              -          -
                                             ------------- ----------  ------------- ----------
Total Properties Under Development .......          1,166          3            802          2
                                             ------------- ----------  ------------- ----------
Total Properties  ........................         53,542        149         52,147        147
                                             ------------- ----------  ------------- ----------

  Less: Joint Venture Properties (a) .....          4,939         19          5,239         20
                                             ------------- ----------  ------------- ----------

Total Properties Owned 100% ..............         48,603        130         46,908        127
                                             ============= ==========  ============= ==========

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

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Construction and Development Properties

         At September 30, 2002 we had one completed property under lease-up as follows:

                                  Number of                               Estimated
                                  Apartment    % Leased      Date of        Date of
Property and Location               Homes     at 11/13/02   Completion   Stabilization
------------------------------   ----------- ------------- ------------ ---------------
Camden Ybor City
   Tampa, FL  ................          454           72%        1Q02            2Q03

         At September 30, 2002, we had three properties under development as follows:

                                  Number of   Estimated     Estimated     Estimated
                                  Apartment       Cost       Date of        Date of
Property and Location               Homes    ($ millions)   Completion   Stabilization
------------------------------   ----------- ------------- ------------ ---------------
In Lease-up
Camden Vineyards
   Murrieta, CA  .............          264  $       35.0        4Q02            2Q03

Under Construction
Camden Oak Crest
   Houston, TX ...............          364          24.4        3Q03            2Q04
Camden Harbor View
   Long Beach, CA  ...........          538         127.0        3Q03            4Q04
                                 ----------- -------------
                                      1,166  $      186.4
                                 ----------- -------------

         Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are principally interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. All construction and carrying costs are capitalized and reported on the balance sheet in “Properties under development, including land” until individual buildings are completed. Upon completion of each building, the total cost of that building and the associated land is transferred to “Buildings and improvements” and “Land”, respectively and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation. Where possible, we stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with occupied apartment homes are expensed against revenues generated by those apartment homes as they become occupied. Upon stabilization, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs. We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties.

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

Management's Discussion and Analysis of Financial Condition
and Results of Operations

of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

         Our consolidated financial statements include $204.9 million related to properties under development. Of this amount, $107.8 million relates to our three projects currently under construction, which represents an increase of $58.7 million from December 31, 2001. Additionally, we have $97.1 million invested in land held for future development. This amount includes $52.2 million in land development projects located in Houston, Dallas, and Long Beach. We are currently in the planning phase with respect to these properties to further develop apartment homes in these areas. Included in the $52.2 million in land development projects is approximately $13.6 million of undeveloped land which may be sold to third parties for commercial and retail development.

         We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the nine months ended September 30, 2002, we sold seven townhomes at a total sales price of approximately $2.0 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs associated with the townhomes sold during the quarter. As of September 30, 2002, we had five of the 17 townhomes remaining to be sold.

Third Party Development

         Our construction division performs services for our internally developed construction pipeline, as well as provides services for third party owners of multifamily, commercial and retail properties. In addition to providing construction services to third parties, for selected properties in markets where we are interested in making investments, we may provide financing for a portion of the project costs. In connection with this program, we are currently under agreements with an unaffiliated third party to develop, construct, and manage three multifamily projects containing a total of 861 apartment homes. We are providing financing for a portion of each project in the form of notes receivable which mature through 2005. Interest on these notes accrues at 10% annually and is being recognized as earned. These notes are secured by second liens on the assets and partial guarantees by the third party owner. We expect these notes to be repaid from operating cash flow or proceeds from the sale of the individual properties. At September 30, 2002 and 2001, our investments in third party development properties totaled $49.3 million and $87.9 million, respectively. We anticipate funding an additional $1.4 million on these third party development properties during 2002.

         During the second quarter, we purchased two properties located in Tampa, Florida, which we had previously developed for one of our third party customers, for an aggregate of $70.2 million, as we believe these investments fit our diversification strategy. Marina Pointe II, which has been renamed Camden Bay, is a 352-unit property which was completed and had stabilized operations during 2001. Camden Ybor City is a 454-unit property which was completed during the first quarter 2002 and is expected to stabilize operations during the second quarter of 2003.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

         Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                               Three Months            Nine Months
                                                           Ended September 30,      Ended September 30,
                                                         ----------------------   ----------------------
                                                            2002        2001         2001        2001
                                                         ----------  ----------   ----------  ----------

Rental income per apartment home per month ............. $     669   $     691    $     668   $     686
Annualized property operating and maintenance
   per apartment home .................................. $   2,496   $   2,458    $   2,401   $   2,339
Annualized real estate taxes per apartment home ........ $     876   $     900    $     905   $     905
Weighted average number of operating apartment homes ...    47,216      45,735       46,582      45,380

Weighted average occupancy by region
    West ...............................................      94.0%       95.3%        92.9%       95.2%
    Central ............................................      93.0%       94.9%        92.8%       95.2%
    East ...............................................      90.6%       92.9%        90.1%       92.5%
    Total operating properties owned 100%...............      92.8%       94.6%        92.2%       94.6%

Comparison of the Quarters Ended September 30, 2002 and September 30, 2001

         Earnings before interest, depreciation and amortization decreased $3.0 million, or 4.9%, from $61.7 million to $58.7 million for the quarters ended September 30, 2001 and 2002, respectively. The weighted average number of apartment homes for the third quarter of 2002 increased by 1,481 apartment homes, or 3.2%, to 47,216 from 45,735 for the third quarter of 2001. The increase in the weighted average number of apartment homes was primarily due to the acquisition of 1,130 apartment homes and an increase in occupancy at our newly constructed properties. Total operating properties we owned 100% were 127 and 125 at September 30, 2002 and 2001, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

         Our apartment communities generate rental income and other income through the leasing of apartment homes. Total property income comprised 97.2% and 96.0% of our total revenues for the quarters ended September 30, 2002 and 2001, respectively. The increase in rental revenue as a percent of total revenue was primarily due to a decrease in third party development and construction fees in 2002. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses, including real estate taxes. Net operating income decreased $921,000, or 1.4%, from $64.1 million to $63.2 million for the quarters ended September 30, 2001 and 2002, respectively.

         Rental income for the quarter ended September 30, 2002 remained constant at $94.7 million, as compared to the quarter ended September 30, 2001. The increase from period to period in rental income from our development and acquisition communities was offset by a decrease in rental income from our stabilized communities. Rental income per apartment home per month decreased $22 or 3.2%, from $691 to $669 for the third quarters of 2001 and 2002, respectively. The decrease was primarily due to higher concessions and

Management's Discussion and Analysis of Financial Condition
and Results of Operations

vacancy rates during 2002. Weighted average occupancy for our portfolio was 92.8% and 94.6% for the quarters ended September 30, 2002 and 2001, respectively.

         Other property income increased $527,000 from $7.8 million to $8.3 million for the quarter ended September 30, 2001 and 2002, respectively, which represents a monthly increase of $2 per apartment home. The increase in other property income was due primarily to increases in miscellaneous property fees, as well as slight increases in telephone, cable and water revenues.

         Fee and asset management income in the third quarter of 2002 decreased $1.5 million from 2001. This decrease was primarily due to a reduction in fees earned from third party construction and development projects in 2002. Other income for the quarter ended September 30, 2002 increased $179,000 from the quarter ended September 30, 2001. This increase was primarily due to increases in interest income and revenues from townhome sales.

         Property operating and maintenance expenses increased $1.4 million, from $28.1 million for the quarter ended September 30, 2001 to $29.5 million for the quarter ended September 30, 2002. On an annualized basis, property operating and maintenance expenses increased $38 per unit, or 1.5%. This increase was primarily due to increases in salary and benefit expenses, repair and maintenance costs and property insurance. Property operating and maintenance expenses as a percent of total property income increased from 27.4% to 28.6% for the quarters ended September 30, 2001 and 2002, respectively. The increase in property operating and maintenance expenses as a percent of property income was primarily due to a decline in rental income from our stabilized communities combined with an increase in operating expenses.

         Real estate taxes remained constant at $10.3 million for the third quarters of 2001 and 2002, which represents an annualized decrease of $24 per apartment home.

         Property supervision, which represents corporate costs related to property management and accounting, increased from $2.4 million for the quarter ended September 30, 2001 to $2.5 million for the quarter ended September 30, 2002. This increase is primarily due to increases in salary and benefit expenses.

         General and administrative expenses increased $499,000 from $3.4 million to $3.9 million, and increased as a percent of revenues from 3.2% to 3.7% for the quarters ended September 30, 2001 and 2002, respectively. The increase was primarily due to in increases salary and benefit expenses and increases in marketing and information technology expenses.

         Other expenses of $1.1 million for the quarter ended September 30, 2002 represents the construction costs associated with the townhomes sold during the third quarter 2002, compared with $905,000 for the quarter ended September 30, 2001.

         Gross interest cost before interest capitalized to development properties increased from $20.2 million for the quarter ended September 30, 2001 to $21.1 million for the quarter ended September 30, 2002. The overall increase in interest expense was due to higher average debt balances during 2002, offset by lower average interest rates on our floating rate debt. Interest capitalized increased to $3.0 million from $2.5 million for the quarters ended September 30, 2002 and 2001, respectively, due to higher average balances in our development pipeline.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         Depreciation and amortization increased from $26.6 million for the third quarter of 2001 to $26.7 million for the third quarter of 2002. This increase was due to increases in real estate assets resulting from new development, property acquisitions and capital improvements over the past year.

         Equity in income of joint ventures for the third quarter of 2002 decreased $5.4 million from the third quarter of 2001, primarily from gains recognized from the sale of one joint venture property totaling 708 apartment homes in 2001. The gain from this property, which is located in Dallas, totaled $4.1 million for the three months ended September 30, 2001. There were no joint venture properties sold during the three months ended September 30, 2002.

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

         Earnings before interest, depreciation and amortization decreased $6.5 million, or 3.5%, from $184.3 million to $177.8 million for the nine months ended September 30, 2001 and 2002, respectively. The weighted average number of apartment homes for the first nine months of 2002 increased by 1,202 apartment homes, or 2.6%, to 46,582 from 45,380 for the first nine months of 2001. The increase in the weighted average number of apartment homes was due to the acquisition of 1,402 apartment homes and an increase in occupancy at our newly constructed properties. Total operating properties we owned 100% were 127 and 125 at September 30, 2002 and 2001, respectively. The weighted average number of apartment homes and the operating properties exclude the impact of our ownership interest in properties owned in joint ventures.

         Our apartment communities generate rental income and other income through the leasing of apartment homes. Total property income revenues comprised 96.9% and 96.3% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses, including real estate taxes. Net operating income decreased $3.4 million, or 1.8%, from $191.7 million to $188.3 million for the nine months ended September 30, 2001 and 2002, respectively.

         Rental income for the nine months ended September 30, 2002 increased slightly to $280.2 million as compared to $280.1 million for the nine months ended September 30, 2001. The increase from period to period in rental income from our development and acquisition communities was offset by a decrease in rental income from our stabilized communities. Rental income per apartment home per month decreased $17 or 2.5%, from $686 to $668 for the first nine months of 2001 and 2002, respectively. The decrease was primarily due to higher concessions and vacancy rates during 2002. Overall occupancy was 92.2% and 94.6% for the nine months ended September 30, 2002 and 2001, respectively.

         Other property income increased $1.5 million from $22.1 million to $23.6 million for the nine months ended September 30, 2001 and 2002, respectively, which represents a monthly increase of $2 per apartment home. The increase in other property income was due primarily to increases in miscellaneous property fees, as well as slight increases in telephone, cable and water revenues.

         Fee and asset management in 2002 decreased $2.1 million from 2001. This decrease was primarily due to a reduction in fees earned from third party construction and development projects in 2002. Other income for the nine months ended September 30, 2002 increased $309,000 over the nine months ended 2001. This increase was due to an increase in townhome sales during 2002 offset by a decrease in interest income from our third party development notes receivable.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         Property operating and maintenance expenses increased $4.3 million, from $79.6 million for the nine months ended September 30, 2001 to $83.9 million for the nine months ended September 30, 2002. On an annualized basis, property operating and maintenance expenses increased $62 per unit, or 2.6%. This increase was primarily due to increases in salary and benefit expenses and property insurance costs. Property operating and maintenance expenses as a percent of total property income increased from 26.3% to 27.6% for the nine months ended September 30, 2001 and 2002, respectively. The increase in property operating and maintenance expenses as a percent of property income was primarily due to a decline in rental income from our stabilized communities combined with an increase in operating expenses.

         Real estate taxes increased $803,000 from $30.8 million to $31.6 million for the first nine months of 2001 and 2002, respectively. Annualized real estate taxes per apartment home remained constant at $905 per apartment home during both periods.

         Property supervision, which represents corporate costs related to property management and accounting, remained constant at $7.2 million for the nine months ended September 30, 2001 and 2002.

         General and administrative expenses increased $1.1 million from $9.8 million to $10.9 million, and increased as a percent of revenues from 3.1% to 3.5% for the nine months ended September 30, 2001 and 2002 respectively. The increase was primarily due to increases in salary and benefit expenses and increases in marketing and information technology expenses.

         Other expenses of $2.3 million for the nine months ended September 30, 2002 represents the construction costs associated with the townhomes sold during 2002, compared with other expenses of $905,000 for the nine months ended September 30, 2001. Impairment provision for technology investments totaled $1.1 million, which included the write-off of a note receivable of approximately $600,000, for the nine months ended September 30, 2001.

         Gross interest cost before interest capitalized to development properties decreased from $60.9 million for the nine months ended September 30, 2001 to $60.5 million for the nine months ended September 30, 2002. The overall decrease in interest expense was due to lower average interest rates on our floating rate debt, offset by higher average debt balances during 2002. Interest capitalized decreased to $7.9 million from $8.3 million for the nine months ended September 30, 2002 and 2001, respectively, due to lower average balances in our development pipeline and increased occupancy at our newly completed construction properties during 2002.

         Depreciation and amortization increased from $75.9 million for the first nine months of 2001 to $78.4 million for the first nine months of 2002. This increase was due to increases in real estate assets resulting from new development, property acquisitions and capital improvements during the year.

         Gains on sales of properties for the nine months ended September 30, 2002 was from the sale of 2.9 acres of undeveloped land located in Houston. Gains on sales of properties for the nine months ended September 30, 2001 related to the sale of 22.7 acres of undeveloped land located in Houston.

         Equity in income of joint ventures decreased $8.0 million from the first nine months of 2001, primarily from gains recognized from the sale of three joint venture properties totaling 1,264 apartment homes in 2001. The gains from these properties, which are located in North Carolina and Dallas, totaled $6.6 million for the nine months ended September 30, 2001. During the first nine months of 2002, one property with 300 apartment homes was sold which resulted in a gain of $37,000.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

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

         Our interest expense coverage ratio, net of capitalized interest, was 3.4 and 3.5 times for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, 82.1% and 80.2%, respectively, of our properties (based on invested capital) were unencumbered. The weighted average maturity of debt, excluding our line of credit, was 6.1 years and 6.8 years at September 30, 2002 and 2001, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation and amortization, interest and impairment provision for technology investments.

Liquidity

         We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit, discussed in the financial flexibility section below, and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

(i)	normal operating expenses;
(ii)	current debt service requirements;
(iii)	recurring capital expenditures;
(iv)	initial funding of property developments and acquisitions;
(v)	investments in third party development properties;
(vi)	common share repurchases; and
(vii)	distributions on our common and preferred equity.

         We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings advanced under our unsecured line of credit which were used to fund development and acquisition activities. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

         We intend to continue rebalancing our portfolio with the goal of limiting any one market to no more than 12% of net operating income. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We have developed a plan to dispose of up to $125 million in assets. We have not yet entered into any definitive agreements to dispose of specific assets and there is no assurance that any assets will be sold. We expect that any such sales should generate capital for

Management's Discussion and Analysis of Financial Condition
and Results of Operations

reinvestment in acquisitions or new developments, debt reduction or repurchase of shares. Real estate assets to be disposed of are reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation expense is not to be recorded during the period in which such assets qualify for classification as held for sale.

         We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating portfolios and the development of properties in selected new markets. During the nine months ended September 30, 2002, we incurred $92.1 million in development costs and $99.7 million in acquisition costs. We are developing three properties at an aggregate cost of approximately $186.4 million, of which $127.4 million was incurred through September 30, 2002. We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

         Net cash provided by operating activities totaled $133.9 million for the nine months ended September 30, 2002, a decrease of $18.1 million, or 11.9%, from the same period in 2001. The decrease in operating cash flow was primarily due to an overall increase in expenses for 2002 as compared to 2001 with no significant increase in revenues during the same period. Also contributing to the decline in cash flows for 2002 were distributions from investments in joint ventures which totaled $14.8 million during the first nine months of 2001, compared to $817,000 for the same period in 2002. Additionally, equity in income of joint ventures decreased $8.0 million from 2001 due to higher gains from the sales of joint venture properties in 2001.

         Net cash used in investing activities totaled $195.5 million for the nine months ended September 30, 2002, compared to $91.3 million for the same period in 2001. For the nine months ended September 30, 2002, net cash used in investing activities included expenditures for acquisition, property development and capital improvements totaling $99.7 million, $92.1 million, and $25.5 million, respectively. These expenditures were offset by $3.8 million in net proceeds received from townhome sales and the sale of 2.9 acres of undeveloped land during 2002. Additionally, the net decrease in investments in third party development properties totaled $20.7 million during 2002 due to the acquisition of two properties offset partially by funding on our three outstanding notes. For the nine months ended September 30, 2001, net cash used in investing activities included expenditures for acquisition, property development and capital improvements totaling $20.6 million, $38.2 million and $19.4 million, respectively. For the nine months ended September 30, 2001, the net increase in investments in third party development properties totaled $15.0 million. These cash outflows were offset by $9.8 million in net proceeds received from property dispositions during 2001.

         Net cash provided by financing activities totaled $60.2 million for the nine months ended September 20, 2002 compared to net cash used in financing activities totaling $62.4 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we paid distributions totaling $92.6 million. We also paid $32.0 million during the first nine months of 2002 to repurchase our common shares. Additionally, we received proceeds totaling $149.3 million from the issuance of senior unsecured notes. A portion of the proceeds from this issuance was used to repay notes payable, which decreased $46.2 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, we paid $89.3 million in distributions. We also paid $26.9 million during the first nine months of 2001 to repurchase our unconverted preferred shares. We received proceeds totaling $313.4 million from the issuances of senior unsecured notes and mortgage notes. The proceeds from these issuances were used to pay down borrowings under our line of credit and repay notes payable, which decreased $105.0 million and $154.7 million, respectively, for the nine months ended September 30, 2001.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers, which allowed us to repurchase or redeem up to $200 million of our securities through open market purchases and private transactions. In February 2002, our Board of Trust Managers approved repurchases or redemptions of an additional $50 million of securities, bringing the total to $250 million. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional long-term debt and, in management's opinion, without reducing our financial flexibility. At September 30, 2002, we had repurchased approximately 7.8 million common shares and redeemed approximately 106,000 units at a total cost of $213.1 million. Subsequent to September 30, 2002, we repurchased 990,800 shares at a total cost of $30.5 million.

         In September 2002, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the third quarter of 2002 which was paid on October 17, 2002 to all common shareholders of record as of September 30, 2002. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

         As of September 30, 2002, we had unsecured debt totaling $1,116.1 million and secured mortgage loans totaling $271.4 million. Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.1 years. Scheduled repayments on outstanding debt, including our line of credit, at September 30, 2002 is as follows:

(In thousands)

               Year                           Amount
             ---------                     --------------
             2002 .......................  $       1,163
             2003 .......................         87,015
             2004 .......................        234,481
             2005 .......................         61,080
             2006 .......................        444,431
             2007 and thereafter ........        559,370
                                           --------------
             Total ......................  $   1,387,540
                                           ==============

Financial Flexibility

         In August 2002, we entered into a new line of credit for $500 million, replacing our previous credit facility, which totaled $420 million. The new line includes 19 banks, eight of which are new to our unsecured facility, and matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rates are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. The new line of credit will provide us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds and contains financial covenant requirements that are more favorable to us. At quarter end, we were in compliance with all covenants and limitations.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         Our new line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2002 we had outstanding letters of credit totaling $1.3 million.

         As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

         As of September 30, 2002, we had $264.7 million available under our unsecured line of credit and $285.5 million available under our $750 million universal shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

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

         At September 30, 2002, our floating rate debt totaled $295.4 million and had a weighted average interest rate of 2.74%.

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

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         The calculation of basic and diluted FFO for the three and nine months ended September 30, 2002 and 2001 follows:

(In thousands)
                                                                Three Months               Nine Months
                                                             Ended September 30,       Ended September 30,
                                                            ---------------------    ----------------------
                                                               2002        2001         2002        2001
                                                            ---------   ---------    ---------   ---------
Funds from operations:
   Net income to common shareholders .....................  $ 10,235    $ 18,096     $ 36,334    $ 51,231
   Real estate depreciation ..............................    25,638      25,586       75,407      73,591
   Adjustments for unconsolidated joint ventures .........       555      (2,838)       1,631      (3,632)
   Gain on sales of properties ...........................        (3)       (123)        (287)     (2,495)
   Extraordinary charge (early retirement of debt) .......       234         388          234         388
   Preferred share dividends .............................                                          2,545
   Income allocated to units convertible into
      common shares ......................................       276       1,216        1,207       2,765
   Adjustments for convertible subordinated debentures ...                                             37
                                                            ---------   ---------    ---------   ---------
Funds from operations - diluted ..........................  $ 36,935    $ 42,325     $114,526    $124,430
                                                            =========   =========    =========   =========

Weighted average shares - basic ..........................    40,645      40,669       40,843      39,490
   Common share options and awards granted ...............     1,238       1,407        1,374       1,201
   Units convertible into common shares ..................     2,463       2,493        2,464       2,515
   Preferred shares ......................................                                          1,406
   Convertible subordinated debentures ...................                                             25
                                                            ---------   ---------    ---------   ---------
Weighted average shares - diluted ........................    44,346      44,569       44,681      44,637
                                                            =========   =========    =========   =========

Inflation

         We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

         The Securities and Exchange Commission recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical account policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset valuation and are discussed in the “Business” section of this Item 2 under “Construction and Development Properties.”

Impact of New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement at Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

         The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

         In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS No. 144 in 2002 did not have a material impact on our financial position, results of operations or cash flows.

         In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. Among other corrections, SFAS No. 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30. Our adoption of SFAS No. 145 will not have a material impact on our financial position, results of operations or cash flows.

         In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

         Within the 90-day period prior to the date of this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of November 13, 2002.

         There were no significant changes in our internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.	Changes in Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated November 13, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated November 13, 2002.

(b)	Reports on Form 8-K

Current report on Form 8-K dated August 13, 2002 and filed with the Commission on August 14, 2002 contained information under Item 9 (Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

Current report on Form 8-K dated August 15, 2002 and filed with the Commission on August 21, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. Steven Dawson	November 13, 2002
__________________________________________	_____________________________
G. Steven Dawson Chief Financial Officer, Sr. Vice President - Finance, and Secretary	Date

/s/ Dennis M. Steen	November 13, 2002
__________________________________________	_____________________________
Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer	Date

CERTIFICATIONS

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Campo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden Property Trust (the "Registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Trust Managers:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Richard J. Campo ---------------------------- Richard J. Campo Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Steven Dawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden Property Trust (the "Registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Trust Managers:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ G. Steven Dawson ---------------------------- G. Steven Dawson Chief Financial Officer