Form 10-K
period 2002-12-31
CAMDEN PROPERTY TRUST
filed 2003-03-27
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended December 31, 2002
                                                                                                         OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from _______ to _______

Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Other Jurisdiction of Incorporation or Organization) 3 Greenway Plaza, Suite 1300 Houston, Texas (Address of Principle Executive Offices)	76-6088377 (I.R.S. Employer Identification No. 77046 (Zip Code)
Registrant’s telephone number, including are code: (713) 354-2500 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange

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
Yes   X            No ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X            No ___

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,394,340,062 based on a June 28, 2002 share price of $37.03.

The number of common shares of beneficial interest outstanding at March 14, 2003 was 39,259,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 8, 2003 are incorporated by reference in Part III.

PART I

Item 1.   Business

Introduction

         Camden Property Trust is a real estate investment trust organized on May 25, 1993 and, with our subsidiaries, reports as a single business segment. We are one of the largest real estate investment trusts in the nation with operations related to the ownership, development, construction and management of multifamily apartment communities in nine states. As of December 31, 2002, we owned interests in, operated or were developing 147 properties containing 52,274 apartment homes geographically dispersed in the Sunbelt and Midwestern markets, from Florida to California. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 92% for the year ended December 31, 2002. This rate represents the average occupancy for all of our properties in 2002 weighted by the number of apartment homes in each property. Two of our newly developed multifamily properties containing 718 apartment homes were in lease-up at year end. Four of our multifamily properties containing 1,484 apartment homes were under development at December 31, 2002. We also have several sites which we intend to develop into multifamily apartment communities.

         At December 31, 2002, we had 1,723 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

Operating Strategy

         We believe that producing consistent earnings growth and selectively investing in favorable markets are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

         Sophisticated Property Management.    We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which should reduce operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, as well as rental rate increases and the level of lease renewals achieved. Property net operating income represents total property revenues less total property expenses.

         Operating Strategies.    We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure we respond timely to residents changing needs and to ensure that residents retain a high level of satisfaction.

         Branding.    We have implemented our strategic brand initiative, and each of our communities now carries the Camden flagship name. Our brand promise of “Living Excellence” reinforces our reputation as an organization that promises excellence everywhere our customers look. This initiative was undertaken with the goal of reinforcing our reputation as a provider of high quality apartment home living. These actions were designed to leverage our brand to increase market awareness and define who and what we are to our current and prospective residents. We believe the successful implementation of our brand initiative will continue to generate long-term value for us and our shareholders.

         New Development and Acquisitions.    We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities which have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities. These abilities are key to forwarding our strategy to have a geographically and physically diverse pool of assets, which will meet the needs of our residents. We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management and marketing, has resulted in attractive yields on acquired properties.

         We expect that selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. We believe that we understand and effectively manage the risks associated with development and that the risks of new development are justified by higher potential yields.

         Our consolidated financial statements include $285.6 million related to properties under development, including land. Of this amount, $156.8 million relates to our four development projects currently under construction. Additionally, we have $128.8 million invested in land held for future development. Included in this amount is $72.7 million relating to projects we expect to begin constructing throughout 2003. We also have $35.9 million invested in land tracts adjacent to current development projects which are being utilized in conjunction with those projects. Upon completion of these current development projects we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

         Dispositions.   We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. We also intend to continue rebalancing our portfolio with the goal of limiting any one market to providing no more than 12% of total net operating income. Our strategy regarding the undeveloped land sales has been to integrate the residential and retail components in such a way that enhances the quality of life for our residents.

         Environmental Matters.   Under various federal, state and local laws, ordinances and regulations, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. All of our properties have been subjected to Phase I site assessments or similar environmental audits to determine the likelihood of contamination from either on- or off-site sources. These audits have been carried out in accordance with accepted industry practices. We have also conducted limited subsurface investigations and tested for radon and lead-based paint where such procedures have been recommended by our consultants. We cannot assure you that existing environmental studies reveal all environmental liabilities or that any prior owner did not create any material environmental condition not known to us. The costs of investigation, remediation or removal of hazardous substances may be substantial. If hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent such property or to borrow using such property as collateral may be adversely affected.

         Insurance.   We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, that may be subject to limitations in certain areas. Our board exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Markets and Competition

         Our portfolio consists of middle to upper market apartment properties. We target acquisitions and developments in selected markets. Since our initial public offering in 1993, we have diversified into other markets in the Southwest, Southeast, Midwest and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we can better respond to changing conditions in each market, reduce market risk and take advantage of opportunities as they arise.

         There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which our properties are located. Our properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for owned housing in certain markets due to a number of factors, including the decrease in mortgage interest rates.

Disclosure Regarding Forward Looking Statements

         We have made statements in this report that are “forward-looking” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items relating to the future. These forward-looking statements include those made in the documents incorporated by reference in this report.

         Forward-looking statements are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

o	the results of our efforts to implement our property development, construction and acquisition strategies;
o	the effects of economic conditions, including rising interest rates;
o	our ability to generate sufficient cash flows;
o	the failure to qualify as a real estate investment trust;
o	the costs of our capital and debt;
o	changes in our capital requirements;
o	the actions of our competitors and our ability to respond to those actions;
o	changes in governmental regulations, tax rates and similar matters; and
o	environmental uncertainties and disasters.

         Do not rely on these forward-looking statements, which only represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statements.

Item 2.   Properties

The Properties

         Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 143 properties, which we owned interests in and operated at December 31, 2002, averaged 850 square feet of living area.

Operating Properties

         For the year ended December 31, 2002, no single operating property accounted for greater than 2.7% of our total revenues. The operating properties had a weighted average occupancy rate of 92% and 94% for 2002 and 2001, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred and twenty four of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 11 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Properties

1997 - 2002	26
1992 - 1996	30
1987 - 1991	28
1982 - 1986	48
Prior to 1982	11

Property Table

         The following table sets forth information with respect to our operating properties at December 31, 2002.

OPERATING PROPERTIES

					December 2002 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2002 Average Occupancy (1)	Per Apartment	Per Sq Ft.

ARIZONA
Phoenix
Camden Copper Square	332	2000	786	85%	$831	$1.06
Camden Fountain Palms	192	1986/1996	1,050	92	772	0.73
Camden Legacy	428	1996	1,067	91	923	0.87
Camden Pecos Ranch	272	2001	924	90	854	0.92
Camden San Paloma (3)	324	1993/1994	1,042	93	1,000	0.96
Camden Sierra	288	1997	925	90	762	0.82
Camden Towne Center	240	1998	871	90	794	0.91
Camden Vista Valley	357	1986	923	91	728	0.79
Tucson
Camden Pass	456	1984	559	94	470	0.84
Camden View	365	1974	1,026	91	725	0.71
CALIFORNIA
Orange County
Camden Crown Valley (2)	380	2001	1,009	95	1,446	1.43
Camden Martinique	714	1986	795	96	1,274	1.60
Camden Parkside	421	1972	835	96	1,107	1.33
Camden Sea Palms	138	1990	891	98	1,295	1.45
Camden Vineyards (7)	264	2002	1,053	Lease-up	1,274	1.21
COLORADO
Denver
Camden Arbors	358	1986	810	91	867	1.07
Camden Caley	218	2000	925	92	1,006	1.09
Camden Centennial	276	1985	744	93	832	1.12
Camden Denver West (5)	320	1997	1,015	93	1,201	1.18
Camden Highlands Ridge	342	1996	1,141	90	1,246	1.09
Camden Interlocken	340	1999	1,022	93	1,261	1.23
Camden Lakeway	451	1997	919	90	1,085	1.18
Camden Pinnacle	224	1985	748	94	831	1.11
FLORIDA
Orlando
Camden Club	436	1986	1,077	89	875	0.81
Camden Fountains	552	1984/1986	747	90	615	0.82
Camden Landings	220	1983	748	94	656	0.88
Camden Lee Vista	492	2000	937	91	832	0.89
Camden Renaissance	578	1996/1998	899	89	804	0.89
Camden Reserve	526	1990/1991	824	93	739	0.90
Tampa/St. Petersburg
Camden Bay (3)	760	1997/2001	943	86	848	0.90
Camden Bay Pointe	368	1984	771	91	672	0.87
Camden Bayside	832	1987/1989	748	91	723	0.97
Camden Citrus Park	247	1985	704	96	641	0.91
Camden Isles	484	1983/1985	722	92	627	0.87
Camden Lakes	688	1982/1983	728	89	676	0.93
Camden Lakeside	228	1986	728	93	683	0.94
Camden Live Oaks	770	1990	1,093	90	786	0.72
Camden Preserve	276	1996	942	91	944	1.00
Camden Providence Lakes (3)	260	1996	1,024	88	822	0.80
Camden Westshore	278	1986	728	92	734	1.01
Camden Woods	444	1986	1,223	91	811	0.66
Camden Ybor City (7)	454	2002	843	Lease-up	914	1.08
KENTUCKY
Louisville
Camden Brookside	224	1987	732	89	654	0.89
Camden Downs	254	1975	682	97	573	0.84
Camden Meadows	400	1987/1990	746	90	663	0.89
Camden Oxmoor	432	2000	903	89	784	0.87
Camden Prospect Park	138	1990	916	92	757	0.83

OPERATING PROPERTIES (CONTINUED)

					December 2002 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2002 Average Occupancy (1)	Per Apartment	Per Sq Ft.

MISSOURI
Kansas City
Camden Passage	596	1989/1997	832	93%	$750	$0.90
St. Louis
Camden Cedar Lakes	420	1986	852	95	640	0.75
Camden Cove West	276	1990	828	90	973	1.18
Camden Cross Creek	591	1973/1980	947	90	850	0.90
Camden Taravue	304	1975	676	92	592	0.88
Camden Trace	372	1972	1,158	90	810	0.70
Camden Westchase	160	1986	945	93	954	1.01
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	95	812	0.86
Camden Breeze	320	1989	846	96	740	0.87
Camden Canyon	200	1995	987	96	812	0.82
Camden Commons	376	1988	936	95	827	0.88
Camden Cove	124	1990	898	94	752	0.84
Camden Del Mar	560	1995	986	96	868	0.88
Camden Fairways	320	1989	896	96	804	0.90
Camden Greens	432	1990	892	94	785	0.88
Camden Hills	184	1991	579	96	561	0.97
Camden Legends	113	1994	792	95	795	1.00
Camden Palisades	624	1991	905	94	824	0.91
Camden Pines	315	1997	1,005	97	838	0.83
Camden Pointe	252	1996	985	95	804	0.82
Camden Summit	234	1995	1,187	93	1,139	0.96
Camden Tiara	400	1996	1,043	93	898	0.86
Camden Vintage	368	1994	978	94	811	0.83
Oasis Bay (4)	128	1990	862	94	797	0.93
Oasis Crossings (4)	72	1996	983	98	794	0.81
Oasis Emerald (4)	132	1988	873	93	642	0.74
Oasis Gateway (4)	360	1997	1,146	91	868	0.76
Oasis Heritage (4)	720	1986	950	91	597	0.63
Oasis Island (4)	118	1990	901	94	662	0.73
Oasis Landing (4)	144	1990	938	93	708	0.75
Oasis Meadows (4)	383	1996	1,031	93	768	0.74
Oasis Palms (4)	208	1989	880	94	720	0.82
Oasis Pearl (4)	90	1989	930	94	743	0.80
Oasis Place (4)	240	1992	440	95	544	1.24
Oasis Ridge (4)	477	1984	391	91	454	1.16
Oasis Rose (4)	212	1994	1,025	96	758	0.74
Oasis Sands	48	1994	1,125	97	815	0.72
Oasis Sierra (4)	208	1998	922	95	819	0.89
Oasis Springs (4)	304	1988	838	90	630	0.75
Oasis Suites (4)	409	1988	404	90	520	1.29
Oasis View (4)	180	1983	940	97	720	0.77
Oasis Vinings (4)	234	1994	1,152	92	809	0.70
NORTH CAROLINA
Charlotte
Camden Eastchase	220	1986	698	91	625	0.90
Camden Forest	208	1989	703	90	658	0.94
Camden Habersham	240	1986	773	91	683	0.88
Camden Park Commons	232	1997	859	92	764	0.89
Camden Pinehurst	407	1967	1,147	85	782	0.68
Camden Timber Creek	352	1984	706	84	663	0.94
Greensboro
Camden Glen	304	1980	662	91	594	0.90
Camden Wendover	216	1985	795	90	659	0.83

OPERATING PROPERTIES (CONTINUED)

					December 2002 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2002 Average Occupancy (1)	Per Apartment	Per Sq Ft.

TEXAS
Austin
Camden Briar Oaks	430	1980	711	96%	$682	$0.96
Camden Huntingdon	398	1995	903	96	875	0.97
Camden Laurel Ridge	183	1986	705	94	690	0.98
Camden Ridge View	167	1984	859	94	788	0.92
Camden Ridgecrest	284	1995	851	96	831	0.98
Camden Woodview	283	1984	644	95	680	1.06
Corpus Christi
Camden Breakers	288	1996	861	98	793	0.92
Camden Copper Ridge	344	1986	775	96	664	0.86
Camden Miramar (6)	652	1994/2002	481	84	721	1.50
Dallas/Fort Worth
Camden Addison	456	1996	942	92	916	0.97
Camden Buckingham	464	1997	919	92	875	0.95
Camden Centreport	268	1997	910	90	854	0.94
Camden Cimarron	286	1992	772	89	847	1.10
Camden Farmers Market (2)	620	2001	916	91	1,158	1.26
Camden Gardens	256	1983	652	89	646	0.99
Camden Glen Lakes	424	1979	877	85	803	0.92
Camden Highlands	160	1985	816	92	692	0.85
Camden Lakeview	476	1985	853	92	676	0.79
Camden Legacy Creek	240	1995	831	93	829	1.00
Camden Legacy Park	276	1996	871	93	849	0.97
Camden Oaks	446	1985	730	89	689	0.94
Camden Oasis	602	1986	548	84	608	1.11
Camden Place	442	1984	772	90	663	0.86
Camden Ridge	208	1985	829	92	663	0.80
Camden Springs	304	1987	713	92	654	0.92
Camden Terrace	340	1984	848	93	656	0.77
Camden Towne Village	188	1983	735	94	679	0.92
Camden Trails	264	1984	733	89	637	0.87
Camden Valley Creek	380	1984	855	93	718	0.84
Camden Valley Park	516	1986	743	93	727	0.98
Camden Valley Ridge	408	1987	773	90	651	0.84
Camden Westview	335	1983	697	91	668	0.96
Houston
Camden Baytown	272	1999	844	95	738	0.87
Camden Creek	456	1984	639	94	638	1.00
Camden Crossing	366	1982	762	95	633	0.83
Camden Greenway	756	1999	861	90	1,016	1.18
Camden Holly Springs	548	1999	934	96	936	1.00
Camden Midtown	337	1999	843	89	1,083	1.28
Camden Park	288	1995	866	91	860	0.99
Camden Steeplechase	290	1982	748	96	644	0.86
Camden Stonebridge	204	1993	845	94	847	1.00
Camden Sugar Grove	380	1997	917	92	878	0.96
Camden Vanderbilt	894	1996/1997	863	93	1,070	1.24
Camden West Oaks	671	1982	726	96	597	0.82
Camden Wilshire	536	1982	761	95	605	0.80
Camden Wyndham	448	1978/1981	797	95	576	0.72

Total	50,790		850	92%	$795	$0.94

(1)	Represents average physical occupancy for the year, except as noted below.
(2)	Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(3)	Acquisition property - average occupancy calculated from acquisition date through year-end.
(4)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.
(5)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(6)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
(7)	Properties under lease-up at December 31, 2002.

Operating Properties In Lease-Up

         The operating properties under lease-up table is incorporated herein by reference from page 6 of the Company's Annual Report to Shareholders for the year ended December 31, 2002, which page is filed as Exhibit 13.1 hereto.

Development Properties

         The total budgeted cost of the development properties is approximately $250.4 million, with a remaining cost to complete, as of December 31, 2002, of approximately $39.5 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or that their performance will be comparable to that of our existing portfolio.

Development Properties Table

         The development properties table is incorporated herein by reference from page 6 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1.

         Management believes that we possess the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, projected market rents and expenses, projected local area job growth, cost of single family housing in the area and availability of land for competing development properties. In order to pursue a development opportunity, we currently require a minimum initial stabilized target return of 8% to 10%. This minimum target return is based on projected market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

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

         With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. On January 30, 2001, a consent decree was ordered and executed in the above Justice Department action. Under the terms of the decree, we were ordered to make certain retrofits and implement certain educational programs and fair housing advertising. These changes are to take place over five years. The costs associated with complying with the decree have been accrued for, and are not material to our consolidated financial statements.

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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         Information with respect to this Item 5 is incorporated herein by reference from page 48 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 14, 2003, was 1,262.

Item 6.  Selected Financial Data

         Information with respect to this Item 6 is incorporated herein by reference from pages 49 and 50 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information with respect to this Item 7 is incorporated herein by reference from pages 2 through 19 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Information with respect to this Item 7A is incorporated herein by reference from page 13 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1.

Item 8.  Financial Statements and Supplementary Data

         Our financial statements and supplementary financial information for the years ended December 31, 2002, 2001 and 2000 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 20 through 48 of our Annual Report to Shareholders for the year ended December 31, 2002, which is filed as Exhibit 13.1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

         Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2003 in connection with the Annual Meeting of Shareholders to be held May 8, 2003.

Item 11.  Executive Compensation

         Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2003 in connection with the Annual Meeting of Shareholders to be held May 8, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2003 in connection with the Annual Meeting of Shareholders to be held May 8, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,532,655	$31.73	5,090,943
Equity compensation plans
approved by security holders	--	--	--

Total	4,532,655	$31.73	5,090,943

Item 13.   Certain Relationships and Related Transactions

         Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2003 in connection with the Annual Meeting of Shareholders to be held May 8, 2003.

Item 14.  Controls and Procedures

(a)	Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing any material information required to be disclosed in our filings under the Securities Exchange Act of 1934.

(b)	There have been no significant changes in internal controls, or in other factors that could affect our internal controls, subsequent to the date of their evaluation.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements:

Our financial statements and supplementary financial information for the years ended December 31, 2002, 2001 and 2000 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 20 through 48 of our Annual Report to the Shareholders for the year ended December 31, 2002, which pages are filed as Exhibit 13.1 hereto.

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

12

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
4.2
Indenture dated as of April 1, 1994 by and between Camden Property Trust and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Registration Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).
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

13

4.8
Specimen certificate for Camden Series A Cumulative Convertible Shares of Beneficial Interest. Incorporated from Exhibit 4.3 to Camden Property Trust's Registration Statement on Form S-4 filed February 6, 1998 (File No. 333-45817).
4.9
Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-3 filed February 12, 2003 (File No. 333-103119).
4.10
Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).
4.11
Form of Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.11 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).
4.12
Form of First Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.12 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).
4.13
Form of Second Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.13 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).
4.14	Form of Camden Property Trust 7% Note due 2004. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed April 20, 1999 (File No. 1-12110).
4.15	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed February 20, 2001 (File No. 1-12110).
4.16	Form of Camden Property Trust 7.625% Note due 2011. Incorporated by reference from Exhibit 4.4 to Camden Property Trust’s Form 8-K filed February 20, 2001 (File No. 1-12110).
4.17	Form of Camden Property Trust’s 6.75% Note due 2010. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed September 17, 2001 (Filed No. 1-12110).
4.18	Form of Camden Property Trust 5.875% Note due 2007. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed June 4, 2002 (File No. 1-12110).
4.19	Form of Camden Property Trust 5.875% Note due 2012. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed November 25, 2002 (File No. 1- 12110).
10.1
Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust’s Registration Statement on Form S-11 filed July 9, 1993 (File No. 33-63588).
10.2
Amended and Restated Employment Agreement dated August 7, 1998 by and between Camden Property Trust and Richard J. Campo. Incorporated by reference from Exhibit 10.4 to Camden Property Trust's Form 10-K filed March 30, 1999 (File No. 1-12110).

14

10.3
Amended and Restated Employment Agreement dated August 7, 1998 by and between Camden Property Trust and D. Keith Oden. Incorporated by reference from Exhibit 10.5 to Camden Property Trust's Form 10-K filed March 30, 1999 (File No. 1-12110).
10.4
Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to Camden Property Trust’s Form 10-K filed March 28, 1997 (File No. 1-12110).
10.5	Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to Camden Property Trust’s Form 10-K filed March 28, 1997 (File No. 1-12110).
10.6
Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to Camden Property Trust’s Form 8-K filed March 21, 1997 (File No. 1-12110).
10.7
Form of Master Exchange Agreement by and between Camden Property Trust and certain key employees. Incorporated by reference from Exhibit 10.16 to Camden Property Trust’s Form 10-K filed February 6, 1998 (File No. 1-12110).
10.8
Form of Credit Agreement dated August 15, 2002 between Camden Property Trust and Bank of America, N.A. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8- K filed August 21, 2002 (File No. 1-12110).
10.9
Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form S-4 filed on February 26, 1997 (File No. 333-22411).
10.10
Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed July 15, 1998 (File No. 1-12110).
10.11
Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).
10.12
Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis Residential, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).
10.13
Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).
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

15

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
10.21	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.1 to Camden Property Trust's Form 10-Q filed May 3, 2002 (File No. 1-12110).
10.22	Camden Property Trust Short Term Incentive Plan. Incorporated by reference from Exhibit 10.2 to Camden Property Trust's Form 10-Q filed May 3, 2002 (File No. 1-12110).
12.1*	Statement re Computation of Ratios
13.1*	Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 2002.
21.1*	Subsidiaries of Camden Property Trust.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of Attorney for Richard J. Campo, D. Keith Oden, G. Steven Dawson, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated March 27, 2003.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated March 27, 2003.

*Filed herewith.

14(b)     Reports on Form 8-K

             Current Report on Form 8-K dated November 22, 2002 was filed with the Commission on November 25, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

16

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2003                                     CAMDEN PROPERTY TRUST

By: /s/ G. Steven Dawson G. Steven Dawson Chief Financial Officer, Senior Vice President - Finance and Secretary
By: /s/ Dennis M. Steen Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer

17

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board of Trust	March 27, 2003
Richard J. Campo	Managers and Chief Executive Officer
(Principal Executive Officer)

*	President, Chief Operating Officer and	March 27, 2003
D. Keith Oden	Trust Manager

/s/G. Steven Dawson	Chief Financial Officer, Senior Vice	March 27, 2003
G. Steven Dawson	President-Finance and Secretary
(Principal Financial Officer)

/s/Dennis M. Steen	Vice President - Controller, Chief	March 27, 2003
Dennis M. Steen	Accounting Officer and Treasurer
(Principal Accounting Officer)

*	Trust Manager	March 27, 2003
William R. Cooper

*	Trust Manager	March 27, 2003
George A. Hrdlicka

*	Trust Manager	March 27, 2003
Scott S. Ingraham

*	Trust Manager	March 27, 2003
Lewis A. Levey

*	Trust Manager	March 27, 2003
F. Gardner Parker

*	Trust Manager	March 27, 2003
Steven A. Webster

*By: /s/G. Steven Dawson
G. Steven Dawson Attorney-in-Fact
18

CERTIFICATIONS CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002 I, Richard J. Campo, certify that:

1.	I have reviewed this annual report on Form 10-K of Camden Property Trust (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Trust Managers:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/Richard J. Campo Richard J. Campo Chairman of the Board of Trust Managers and Chief Executive Officer

19

CERTIFICATIONS CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002 I, G. Steven Dawson, certify that:

1.	I have reviewed this annual report on Form 10-K of Camden Property Trust (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Trust Managers:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ G. Steven Dawson G. Steven Dawson Chief Financial Officer, Senior Vice President - Finance and Secretary

20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(1) are listed below:

Page
CAMDEN PROPERTY TRUST

Independent Auditors’ Report (included herein)	F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 20 through 48 of our Annual Report to Shareholders for the year ended December 31, 2002):

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001
    and 2000
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002,
    2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
    and 2000

Notes to Consolidated Financial Statements

The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule III — Real Estate and Accumulated Depreciation	S-1

F-1

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust and subsidiaries (“Camden”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 3, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 15. This financial statement schedule is the responsibility of Camden’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 3, 2003

F-2

Schedule III
CAMDEN PROPERTY TRUST REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2002 (In thousands)
Description		Encumbrances	Initial Cost to Camden Property Trust		Cost Capitalized Subsequent To Acquisition Or Development	Gross Amount at Which Carried at December 31, 2002 (a)

Property Name	Location		Land	Building and Improvements		Land	Building and Improvements	Total

Apartments	TX	$27,832	$127,269	$645,398	$68,832	$127,269	$714,230	$841,499
Apartments	AZ		27,465	172,703	9,329	27,465	182,032	209,497
Apartments	CA	47,836	66,709	200,535	11,860	66,709	212,395	279,104
Apartments	CO	31,400	21,907	164,470	6,361	21,907	170,831	192,738
Apartments	FL	21,265	59,032	411,125	32,003	59,032	443,128	502,160
Apartments	KY	17,100	5,107	66,993	5,208	5,107	72,201	77,308
Apartments	MO	50,931	18,148	120,848	14,853	18,148	135,701	153,849
Apartments	NV	40,222	48,767	314,111	16,728	48,767	330,839	379,606
Apartments	NC	13,083	11,842	75,099	12,246	11,842	87,345	99,187
Properties under Development	CA		48,179	127,595		48,179	127,595	175,774
Properties under Development	FL		3,331	3,052		3,331	3,052	6,383
Properties under Development	TX		49,531	33,931		49,531	33,931	83,462
Properties under Development	VA		19,511	506		19,511	506	20,017

Total		$249,669	$506,798	$2,336,366	$177,420	$506,798	$2,513,786	$3,020,584

Description		Accumulated Depreciation(a)	Date Constructed Or Acquired	Depreciable Life (Years)

Property Name	Location

Apartments	TX	$185,009	1993-2002	3 - 35
Apartments	AZ	36,584	1994-2002	3 - 35
Apartments	CA	17,577	1998-2002	3 - 35
Apartments	CO	24,726	1998-2000	3 - 35
Apartments	FL	79,921	1997-2002	3 - 35
Apartments	KY	16,085	1997-2000	3 - 35
Apartments	MO	43,075	1997	3 - 35
Apartments	NV	58,014	1998-1999	3 - 35
Apartments	NC	37,785	1997	3 - 35
Properties under Development	CA		1998-2002
Properties under Development	FL		1998-2002
Properties under Development	TX		1995-2002
Properties under Development	VA		2002

Total		$498,776

(a)    The aggregate cost for federal income tax purposes at December 31, 2002 was $2.9 billion.

The changes in total real estate assets, excluding investments in joint ventures and third party development properties, for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$2,736,474	$2,623,729	$2,656,165
Additions during year:
Acquisitions	245,836	20,634
Development	128,312	76,562	94,444
Improvements	33,733	26,655	27,940
Deductions during year:
Cost of real estate sold	(123,771)	(11,106)	(154,820)

Balance, end of year	$3,020,584	$2,736,474	$2,623,729

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$422,154	$326,723	$253,545
Depreciation	100,991	98,400	94,227
Real estate sold	(24,369)	(2,969)	(21,049)

Balance, end of year	$498,776	$422,154	$326,723

S-1