Form 10-Q
period 2003-03-31
CAMDEN PROPERTY TRUST
filed 2003-05-12
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 8, 2003, there were 39,284,469 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST Table of Contents

PART I.    FINANCIAL INFORMATION Item 1.      Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)
	March 31, 2003	December 31, 2002

ASSETS
Real estate assets, at cost
Land	$392,794	$386,246
Buildings and improvements	2,392,936	2,348,702

	2,785,730	2,734,948
Accumulated depreciation	(524,165)	(498,776)

Net operating real estate assets	2,261,565	2,236,172
Properties under development, including land	264,259	285,636
Investment in joint ventures	10,919	15,386

Total real estate assets	2,536,743	2,537,194
Accounts receivable - affiliates	6,444	5,843
Notes receivable
Affiliates	1,800	1,800
Other	18,614	18,614
Other assets, net	43,143	41,827
Cash and cash equivalents	1,945	405
Restricted cash	4,365	4,216

Total assets	$2,613,054	$2,609,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable
Unsecured	$1,208,513	$	1,177,347
Secured	248,481		249,669
Accounts payable	36,978		36,189
Accrued real estate taxes	12,782		26,827
Accrued expenses and other liabilities	52,347		49,144
Distributions payable	30,639		30,541

Total liabilities	1,589,740		1,569,717
Commitments and contingencies
Minority interests
Units convertible into perpetual preferred shares	149,815		149,815
Units convertible into common shares	49,621		50,914

Total minority interests	199,436		200,729
Shareholders' equity
Common shares of beneficial interest	479		479
Additional paid-in capital	1,318,649		1,314,592
Distributions in excess of net income	(241,960)		(224,756)
Unearned restricted share awards	(16,282)		(13,714)
Treasury shares, at cost	(237,008)		(237,148)

Total shareholders' equity	823,878		839,453

Total liabilities and shareholders' equity	$2,613,054	$	2,609,899

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)
	Three Months Ended March 31,

	2003	2002

Revenues
Rental income	$90,008	$90,087
Other property income	7,410	7,224

Total property income	97,418	97,311
Fee and asset management	1,770	1,536
Other income	1,612	2,850

Total revenues	100,800	101,697

Expenses
Property operating and maintenance	28,082	24,745
Real estate taxes	11,164	10,335

Total property expenses	39,246	35,080
Property management	2,537	2,395
Fee and asset management	1,563	702
General and administrative	3,611	3,085
Other expenses	1,077	1,178
Interest	18,356	17,104
Depreciation and amortization	26,555	25,519

Total expenses	92,945	85,063

Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	7,855	16,634
Gain on sale of properties	1,423	--
Equity in income of joint ventures	2,643	225
Income allocated to minority interests
Distributions on units convertible into perpetual preferred shares	(3,218)	(3,218)
Income allocated to units convertible into common shares	(369)	(454)

Income from continuing operations	8,334	13,187
Income from discontinued operations	--	795

Net income	$8,334	$13,982

Earnings per share - basic
Income from continuing operations	$0.21	$0.32
Income from discontinued operations	--	0.02

Net income	$0.21	$0.34

Earnings per share - diluted
Income from continuing operations	$0.20	$0.30
Income from discontinued operations	--	0.02

Net income	$0.20	$0.32

Distributions declared per common share	$0.635	$0.635

Weighted average number of common shares outstanding	39,164	40,826
Weighted average number of common and common dilutive equivalent shares outstanding	42,752	44,648

See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
	Three Months Ended March 31,

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,334	$13,982
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	--	(795)
Depreciation and amortization	26,555	25,519
Equity in income of joint ventures, net of cash received	256	536
Gain on sale of properties	(1,423)	--
Income allocated to units convertible into common shares	369	454
Accretion of discount on unsecured notes payable	166	109
Net change in operating accounts	(9,078)	(10,890)

Net cash provided by operating activities of continuing operations	25,179	28,915
Net cash provided by operating activities of discontinued operations	--	671

Net cash provided by operating activities	25,179	29,586

CASH FLOW FROM INVESTING ACTIVITIES
Increase in real estate assets	(32,452)	(32,379)
Net proceeds from sale of properties and townhomes	4,929	1,075
Decrease in investment in joint ventures	4,211	--
Increase in investments in third party development properties	--	(2,930)
Other	(384)	(698)

Net cash used in investing activities	(23,696)	(34,932)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in unsecured line of credit and short term borrowings	31,000	69,000
Repayment of notes payable	(1,188)	(35,775)
Distributions to shareholders and minority interests	(30,173)	(29,910)
Other	418	4,019

Net cash provided by financing activities	57	7,334

Net increase in cash and cash equivalents	1,540	1,988
Cash and cash equivalents, beginning of period	405	3,179

Cash and cash equivalents, end of period	$1,945	$5,167

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of interest capitalized	$13,079	$17,912
Interest capitalized	4,268	2,263

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Value of shares issued under benefit plans, net	$3,837	$9,314
Conversion of operating partnership units to common shares	90	680

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Interim Unaudited Financial Information

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust is a real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of March 31, 2003, we owned interests in, operated or were developing 147 multifamily properties containing 52,274 apartment homes located in nine states. At March 31, 2003, we had two recently completed multifamily properties containing 718 apartment homes in lease-up. Four of our multifamily properties containing 1,484 apartment homes were in various stages of construction at March 31, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of March 31, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Dallas and Las Vegas contribute 14.5%, 14.4% and 14.1% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at March 31, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Real Estate Assets, at Cost

        We capitalized $4.7 million and $7.6 million in the quarters ended March 31, 2003 and 2002, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $6.8 million and $5.9 million for the quarters ended March 31, 2003 and 2002, respectively. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

        Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $4.3 million for the three months ended March 31, 2003, and $2.3 million for the three months ended March 31, 2002. Capitalized real estate taxes were $486,000 for the three months ended March 31, 2003 and $545,000 for the three months ended March 31, 2002. All operating expenses, excluding depreciation, associated with completed apartment homes for properties in the development and leasing phase are expensed against revenues generated by those apartment homes. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

Common Share Dividend Declaration

        In March 2003, we announced that our Board of Trust Managers had declared a dividend of $0.635 per share for the first quarter of 2003 which was paid on April 17, 2003 to all common shareholders of record as of March 31, 2003. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Our adoption of the prospective method set forth in SFAS No. 148 will not have a material impact on our financial position, results of operations or cash flows. See further discussion of our accounting for stock-based compensation in Note 8.

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 31, 2003, and will be effective for all variable interest entities for interim periods beginning after June 15, 2003. Our application of FIN 46 did not require the consolidation of any additional entities.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentation.

2.    Earnings Per Share

        Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Basic earnings per share calculation
Income from continuing operations	$8,334	$13,187
Income from discontinued operations	--	795

Net income	$8,334	$13,982

Income from continuing operations - per share	$0.21	$0.32
Income from discontinued operations - per share	--	0.02

Net income - per share	$0.21	$0.34

Weighted average common shares outstanding	39,164	40,826

Diluted earnings per share calculation
Income from continuing operations	$8,334	$13,187
Income allocated to units convertible into common shares	369	454

Income from continuing operations, as adjusted	8,703	13,641
Income from discontinued operations	--	795

Net income, as adjusted	$8,703	$14,436

Income from continuing operations, as adjusted - per share	$0.20	$0.30
Income from discontinued operations - per share	--	0.02

Net income, as adjusted - per share	$0.20	$0.32

Weighted average common shares outstanding	39,164	40,826
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,132	1,357
Units convertible into common shares	2,456	2,465

Weighted average common shares outstanding, as adjusted	42,752	44,648

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

3.    Discontinued Operations

        The components of net income that are presented as discontinued operations include net operating income, depreciation and property specific interest expense, if any. In addition, the net gain or loss on the disposal of communities will be presented in discontinued operations when recognized. The operating results of discontinued operations related to properties held through our investment in joint ventures that are subsequently sold will continue to be reported in “Equity in income of joint ventures.” There were no property sales included in discontinued operations for the first quarter of 2003. The operating results of the three properties included in discontinued operations for the three months ended March 31, 2002 is as follows:

(In thousands)
Total property income	$2,306
Total property expenses	973

Net operating income	1,333
Depreciation	538

Income from discontinued operations	$795

4.    Third Party Construction Services

        Our construction division performs services for our internally developed construction pipeline, as well as provides construction management and general contracting services for third party owners of multifamily, commercial and retail properties. We are currently under contract for projects ranging from $2.2 million to $19.7 million. We earn fees on these projects ranging from 3% to 7% of the total contracted construction cost which we recognize when they are earned. Fees earned from third party construction projects totaled $949,000 and $466,000 for the three months ended March 31, 2003 and 2002, respectively, and are included in the revenues section of our consolidated statements of operations under “Fee and asset management.” For projects where our fee is based on a fixed price, any cost overruns, as compared to the original budget, incurred during construction will reduce the fee generated on those projects. For any project where cost overruns are expected to be in excess of the fee generated on the project, we will recognize the total loss in the period in which the loss is first estimated. During the three months ended March 31, 2003, we recorded cost overruns of $1.2 million on fixed fee projects, which represented our estimate of the remaining costs to complete the projects.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

5.    Notes Payable

        The following is a summary of our indebtedness:

(In millions)
	March 31, 2003	December 31, 2002

Unsecured line of credit and short term borrowings	$127.0	$96.0

Senior unsecured notes
7.03% Notes, due 2003	50.0	50.0
7.14% Notes, due 2004	199.7	199.7
7.11% - 7.28% Notes, due 2006	174.4	174.4
5.98% Notes, due 2007	149.4	149.3
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.4	149.4
5.93% Notes, due 2012	199.2	199.1

	1,022.0	1,021.8
Medium term notes
6.88% - 7.17% Notes, due 2004	30.0	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	59.5	59.5

Total unsecured notes	1,208.5	1,177.3

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2003 - 2009	149.1	150.0
1.83% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	99.4	99.7

	248.5	249.7

Total notes payable	$1,457.0	$1,427.0

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations all of which we were in compliance with at quarter end.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At March 31, 2003 we had outstanding letters of credit totaling $2.7 million.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        At March 31, 2003, our floating rate debt, which includes our unsecured line of credit, totaled $205.2 million and had a weighted average interest rate of 2.2%

6.    Net Change in Operating Accounts

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(In thousands)
	Three Months Ended March 31,

	2003	2002

Decrease (increase) in assets:
Accounts receivable - affiliates	$(448)	$(263)
Other assets, net	(1,532)	(678)
Restricted cash	(149)	(189)
Increase (decrease) in liabilities:
Accounts payable	789	6,039
Accrued real estate taxes	(13,829)	(14,378)
Accrued expenses and other liabilities	6,091	(1,421)

Net change in operating accounts	$(9,078)	$(10,890)

7.    Preferred Units

        Our operating partnership has issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly. The preferred units are redeemable for cash by the operating partnership beginning in 2004 at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2009 by the holder into corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

8.    Restricted Share and Option Awards

        During the first quarter of 2003, we granted 125,010 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the three month period ended March 31, 2003, 130,476 restricted shares vested.

        During the first quarter of 2003, we also granted 517,000 options with an exercise price of $31.48, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the three month period ended March 31, 2003, previously granted options to purchase 174,015 shares became exercisable, and 21,053 options were exercised at $24.88 per share.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        The fair value of each option granted in 2003 was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.0%, expected life of ten years, dividend yield of 8.1%, and expected share volatility of 18.3%. The fair value of options granted in 2003 was $1.38 per share, and will be amortized over the vesting period in accordance with SFAS No. 148.

        For option grants prior to January 1, 2003, we continue to use the intrinsic value method. If the fair value method had been applied to all outstanding stock option grants, our net income and earnings per share at March 31, 2003 and 2002 would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$8,334	13,982
Per share - basic	0.21	0.34
Per share - diluted	0.20	0.32

Net income, pro forma	$8,129	13,904
Per share - basic	0.21	0.34
Per share - diluted	0.20	0.32

Share-based compensation cost:
Included in net income, as reported	$787	628
Included in net income, pro forma	992	706

9.    Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The program allows us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. As of March 31, 2003, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased in 2003.

10.    Townhome Sales

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the three months ended March 31, 2003, we sold three of our remaining four units at a total sales price of approximately $1.0 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations includes the construction costs and marketing expenses associated with the townhomes sold during the quarter. Subsequent to March 31, 2003, the last remaining unit was sold.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies

        Construction Contracts. As of March 31, 2003, we were obligated for approximately $10.8 million of additional expenditures on our four development properties (a substantial amount of which we expect to be funded with debt).

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

        We are currently in the due diligence period for the purchase of land for development. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2002 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. As of March 31, 2003, we owned interests in, operated or were developing 147 multifamily properties containing 52,274 apartment homes located in nine states. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 91.4% for the quarter ended March 31, 2003. Weighted average occupancy was 91.7% for the quarter ended March 31, 2002. At March 31, 2003, we had two recently completed multifamily apartment properties containing 718 apartment homes in lease-up. Four of our multifamily properties containing 1,484 apartment homes were in various stages of construction at March 31, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of March 31, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Dallas and Las Vegas contribute 14.5%, 14.4% and 14.1% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at March 31, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	March 31, 2003		December 31, 2002

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
West Region
Las Vegas, Nevada (a)	10,017	35	10,017	35
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Southern California	1,917	5	1,917	5
Tucson, Arizona	821	2	821	2
Central Region
Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,446	14	6,446	14
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,284	3	1,284	3
Kansas City, Missouri	596	1	596	1
East Region
Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	50,790	143	50,790	143

Properties Under Development
West Region
Southern California	1,120	3	1,120	3
Central Region
Houston, Texas	364	1	364	1

Total Properties Under Development	1,484	4	1,484	4

Total Properties	52,274	147	52,274	147

Less: Joint Venture Properties (a)	4,939	19	4,939	19

Total Properties Owned 100%	47,335	128	47,335	128

(a)	Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 18 properties with 4,619 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Construction and Development Properties

        At March 31, 2003, we had two completed properties in lease-up as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 4/28/03	Date of Completion	Estimated Date of Stabilization

Camden Ybor City
Tampa, FL	454	$43.3	86%	1Q02	2Q03
Camden Vineyards
Murrieta, CA	264	32.2	89	4Q02	2Q03

	718	$75.5

At March 31, 2003, we had four properties in various stages of construction as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred At 3/31/03	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Sierra at Otay Ranch
Chula Vista, CA	422	$60.0	$58.6	2Q03	1Q04
Camden Oak Crest
Houston, TX	364	24.4	21.7	3Q03	2Q04
Camden Tuscany
San Diego, CA	160	39.0	36.9	3Q03	3Q03
Camden Harbor View
Long Beach, CA	538	137.5	118.6	1Q04	4Q04

Total development properties	1,484	$260.9	$235.8

        Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are principally interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. All construction and carrying costs are capitalized and reported on the balance sheet in “Properties under development, including land” until individual apartment homes are substantially completed. Upon substantial completion of each apartment home, the total cost for the completed apartment home and the associated land is transferred to “Buildings and improvements” and “Land”, respectively and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

        Where possible, we stage our construction to allow leasing and occupancy during the construction period which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed against revenues generated by those apartment homes. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        If an event or change in circumstance indicates a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected operating cash flows for such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts were in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

        Our consolidated balance sheet at March 31, 2003 included $264.3 million related to properties under development, including land. Of this amount, $136.2 million relates to our four development projects currently under construction. Additionally, we have $128.1 million invested in land held for future development. Included in this amount is $74.4 million related to projects we expect to begin constructing throughout 2003. We also have $34.3 million invested in land tracts adjacent to current development projects which are being utilized in conjunction with those projects. Upon completion of these current development projects we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the three months ended March 31, 2003, we sold three of our remaining four units at a total sales price of approximately $1.0 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations includes the construction costs and marketing expenses associated with the townhomes sold during the quarter. Subsequent to March 31, 2003, the last remaining unit was sold.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the quarters ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,

	2003	2002

Total property revenue per apartment home per month	707	728
Annualized total property expenses per apartment home	3,419	3,150
Weighted average number of operating apartment homes	45,911	44,548

Weighted average occupancy, by region
West	93.3%	92.1%
Central	90.4%	92.5%
East	91.1%	89.6%
Total operating properties owned 100%	91.4%	91.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarters Ended March 31, 2003 and March 31, 2002

        Income from continuing operations decreased $4.9 million, or 36.8% from $13.2 million to $8.3 million for the quarter ended March 31, 2002 and 2003, respectively. The weighted average number of apartment homes for the first quarter of 2003 increased by 1,363 apartment homes, or 3.1%, to 45,911 from 44,548 for the first quarter of 2002. The increase in the weighted average number of apartment homes is due to the acquisition of three properties totaling 936 apartment homes and an increase in occupancy at our newly constructed properties. These increases were offset by our disposition of two properties with 786 apartment homes. Total operating properties we owned 100% were 124 and 125 at March 31, 2003 and 2002, respectively. The weighted average number of apartment homes and the number of operating properties exclude the impact of our ownership interest in properties owned in joint ventures, and the impact from properties classified as discontinued operations.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property revenues comprised 97% and 96% of our total revenues for the quarters ended March 31, 2003 and 2002, respectively. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income decreased $4.1 million, or 6.5%, from $62.2 million to $58.2 million for the quarters ended March 31, 2002 and 2003, respectively.

        The following table presents the components of net operating income for the three months ended March 31, 2003 and 2002.

($ in thousands)
	Apartment Homes	Three Months Ended March 31, 2003 2002		Change $ %

Property revenues
Same property communities	42,137	$87,183	$90,405	$(3,222)	(3.6)%
Non-same property communities	2,996	7,739	4,605	3,134	68.1
Development and lease-up communities	2,202	2,351	--	2,351	--
Dispositions/other	--	145	2,301	(2,156)	(93.7)

Total property revenues	47,335	97,418	97,311	107	0.1

Property expenses
Same property communities	42,137	34,396	32,548	1,848	5.7
Non-same property communities	2,996	3,482	1,879	1,603	85.3
Development and lease-up communities	2,202	1,366	--	1,366	--
Dispositions/other	--	2	653	(651)	(99.7)

Total property expenses	47,335	39,246	35,080	4,166	11.9

Property net operating income
Same property communities	42,137	52,787	57,857	(5,070)	(8.8)
Non-same property communities	2,996	4,257	2,726	1,531	56.2
Development and lease-up communities	2,202	985	--	985	--
Dispositions/other	--	143	1,648	(1,505)	(91.3)

Total property net operating income	47,335	$58,172	$62,231	$(4,059)	(6.5)%

Same property communities are stabilized communities we have owned since January 1, 2002. Non-same property communities are stabilized communities we have acquired or developed since January 1, 2002. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2002. Dispositions represent communities we have sold since January 1, 2002 but are not included in discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Total property revenues for the quarter ended March 31, 2003 increased slightly as compared to the same quarter in 2002, but decreased from $728 to $707 on a per apartment home per month basis. Total property revenues from our same store properties decreased from $90.4 million for the first quarter of 2002 to $87.2 million for the first quarter of 2003, which represents a decrease of $25 on a per apartment home per month basis. This decrease in revenues is primarily due to higher concessions and vacancy rates during 2003. Property revenues from our non-same store, development and lease-up properties increased from $4.6 million for the first quarter of 2002 to $10.1 million for the first quarter of 2003. The decrease in property revenues from the first quarter of 2002 to the first quarter of 2003 from property dispositions totaled $2.2 million. Our weighted average occupancy, excluding current development and lease up properties, was 91.4% for the first quarter of 2003, compared to 91.7% for the first quarter of 2002.

        Fee and asset management revenues in 2003 increased $234,000 over 2002. This increase is primarily due to fees earned on third party construction projects. Other income for the quarter ended March 31, 2003 decreased $1.2 million from the same quarter ended 2002. This decrease was due to a reduction in interest earned on third party development projects offset by interest earned on our second lien financing program.

        Total property expenses for the quarter ended March 31, 2003 increased $4.2 million, or 11.9%, as compared to the same quarter in 2002, and increased from $3,150 to $3,419 on an annualized per apartment home basis. Total property expenses from our same store properties increased from $32.5 million for the first quarter of 2002 to $34.4 million for the first quarter of 2003, which represents an increase of $175 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to a $62 annualized increase in property insurance premiums, a $61 annualized increase in repairs and maintenance expenses and a $23 annualized increase in property taxes. Property expenses from our non-same store, development and lease-up properties increased from $1.9 million for the first quarter of 2002 to $4.8 million for the first quarter of 2003. The decrease in property expenses from the first quarter of 2002 to the first quarter of 2003 from property dispositions totaled $0.7 million.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.4 million for the quarter ended March 31, 2002 to $2.5 million for the quarter ended March 31, 2003. This increase is primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $702,000 for the quarter ended March 31, 2002 to $1.6 million for the quarter ended March 31, 2003. This increase is primarily due to increased costs associated with our third party construction division, including cost overruns on fixed fee projects which totaled $1.2 million for the first quarter of 2003.

        General and administrative expenses increased $526,000 from $3.1 million to $3.6 million, and increased as a percent of revenues from 3.0% to 3.6% for the quarters ended March 31, 2002 and 2003 respectively. The increase was primarily due to increases in salary and benefit expenses, marketing expenses and costs associated with pursuing potential transactions that were not consummated.

        Gross interest cost before interest capitalized to development properties increased $3.3 million, or 16.8%, from $19.4 million for the quarter ended March 31, 2002 to $22.6 million for the quarter ended March 31, 2003. The overall increase in interest expense was due to higher average debt balances during 2003. Interest capitalized increased to $4.3 million from $2.3 million for the quarters ended March 31, 2003 and 2002, respectively, due to higher average balances in our development pipeline.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Depreciation and amortization increased from $25.5 million for the first quarter of 2002 to $26.6 million for the first quarter of 2003. This increase was due to new development, property acquisition and capital improvements placed in service during the past year.

        Gain on sale of properties for the quarter ended March 31, 2003 was from the sale of 23.9 acres of undeveloped land located in Houston. No sales were recorded during the first quarter 2002.

        Equity in income of joint ventures increased $2.4 million from the first quarter of 2002, primarily from income earned and gains recognized on the sale of a property which was located in California and held in a joint venture.

Liquidity and Capital Resources

Financial Structure

        We intend to continue maintaining what management believes to be a conservative capital structure by:

(i)	using what management believes is a prudent combination of debt and common and preferred equity;
(ii)	extending and sequencing the maturity dates of our debt where possible;
(iii)	managing interest rate exposure using what management believes are prudent levels of fixed and floating
(iv)	borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and
(v)	maintaining conservative coverage ratios.

        The interest expense coverage ratio, net of capitalized interest, was 2.9 and 3.5 times for the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, 84.0% and 80.6%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.4 years and 6.8 years at March 31, 2003 and 2002, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation and amortization and interest.

Liquidity

        We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit discussed in the “Financial Flexibility” section and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

(i)	operating expenses;
(ii)	current debt service requirements;
(iii)	recurring capital expenditures;
(iv)	initial funding of property developments and acquisitions;
(vi)	common share repurchases; and
(vii)	distributions on our common and preferred equity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings under our unsecured line of credit which were used to fund development and acquisition activities. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

        We intend to continue rebalancing our portfolio by selectively disposing of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies. We expect to use the proceeds from any such sales for reinvestment in acquisitions or new developments, reduction of debt or share repurchases.

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the quarter ended March 31, 2003, we incurred $28.1 million in development costs and no acquisition costs. We are developing four properties at an aggregate cost of approximately $260.9 million, $235.8 million of which was incurred through March 31, 2003. At quarter end, we were obligated for approximately $10.8 million under construction contracts related to these projects (a substantial amount of which we expect to fund with debt). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $25.2 million for the quarter ended March 31, 2003, a decrease of $4.4 million, or 14.9%, over the same period in 2002. The decrease in operating cash flow was primarily due to an overall increase in expenses for 2003 as compared to 2002 with no significant increase in revenues during the same period, combined with a decrease in cash flows from property sales included in discontinued operations.

        Net cash used in investing activities totaled $23.7 million for the quarter ended March 31, 2003 compared to $34.9 million for the same period in 2002. For the quarter ended March 31, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $28.1 million and $4.7 million, respectively. These expenditures were offset by $4.9 million in net proceeds received from townhome and land sales during 2003. Additionally, decreases in investment in joint ventures totaled $4.2 million during 2003. For the quarter ended March 31, 2002, net cash used in investing activities included expenditures for property development and capital improvements totaling $25.3 million and $7.6 million, respectively. These expenditures were offset by $1.1 million in net proceeds received from townhome sales during 2002. Additionally, advances to third party development properties increased $2.9 million in the first quarter of 2002.

        Net cash provided by financing activities totaled $57,000 for the quarter ended March 31, 2003 compared to $7.3 million for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, we paid distributions totaling $30.2 million. Our line of credit increased $31.0 million, for the quarter ended March 31, 2003, primarily from the funding of development activities. During the quarter ended March 31, 2002, we paid distributions totaling $29.9 million. Our line of credit increased $69.0 million, for the quarter ended March 31, 2002, primarily from the repayment of notes payable, which decreased $35.8 million, and the funding of development activities.

        In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers, which allowed us to repurchase or redeem up to $250 million of our securities through open

Management’s Discussion and Analysis of Financial Condition and Results of Operations

market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. At March 31, 2003, we had repurchased approximately 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares at a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased in 2003.

        In March 2003, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the first quarter of 2003 which was paid on April 17, 2003 to all common shareholders of record as of March 31, 2003. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

        As of March 31, 2003, we had unsecured debt totaling $1,208.5 million and secured mortgage loans totaling $248.5 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.4 years as of March 31, 2003. Scheduled repayments on outstanding debt, including our line of credit, at March 31, 2003 is as follows:

(In millions)

Year	Amount
2003	$66.2
2004	234.3
2005	61.0
2006	337.3
2007	165.5
2008 and thereafter	592.7

Total	$1,457.0

Financial Flexibility

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at quarter end.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At March 31, 2003 we had outstanding letters of credit totaling $2.7 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        As of March 31, 2003, we had $370.3 million available under our unsecured line of credit. In February 2003, we filed a universal shelf registration statement providing for the issuance of up to $1.0 billion in debt securities, preferred shares, common shares or warrants. This registration statement was combined with the $85.5 million remaining from our previous $750 million universal shelf. At March 31, 2003, the total balance of $1.1 billion was available for issuance. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At March 31, 2003, our floating rate debt totaled $205.2 million and had a weighted average interest rate of 2.2%.

Funds from Operations (“FFO”)

        Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO also assumes conversion at the beginning of the period of all dilutive convertible securities, including minority interests, which are convertible into common equity. We consider FFO to be a useful performance measure of our operating performance because FFO, together with net income and cash flows, provides investors with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures and distributions to shareholders and unitholders.

        We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Further, FFO as disclosed by other REIT’s may not be comparable to our calculation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        A reconciliation of net income to basic and diluted FFO for the three months ended March 31, 2003 and 2002 follows:

(In thousands)
	Three Months Ended March 31,

	2003	2002

Funds from operations:
Net income	$8,334	$13,982
Real estate depreciation from continuing operations	25,389	24,601
Real estate depreciation from discontinued operations	--	538
Adjustments for unconsolidated joint ventures	(450)	527
Gain on sales of properties	(1,423)	--
Income allocated to units convertible into common shares	369	454

Funds from operations - diluted	$32,219	$40,102

Weighted average shares - basic	39,164	40,826
Common share options and awards granted	1,132	1,357
Units convertible into common shares	2,456	2,465

Weighted average shares - diluted	42,752	44,648

Inflation

        We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

        The Securities and Exchange Commission has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical account policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset valuation and are discussed in the “Business” section of this Item 2 under “Construction and Development Properties.”

Impact of New Accounting Pronouncements

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Our adoption of the prospective method set forth in SFAS No. 148 will not have a material impact on our financial position, results of operations or cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 31, 2003, and will be effective for all variable interest entities for interim periods beginning after June 15, 2003. Our application of FIN 46 did not require the consolidation of any additional entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

        Within the 90-day period prior to the date of this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of May 12, 2003.

        There were no significant changes in our internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated May 12, 2003

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated May 12, 2003

(b)		Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. Steven Dawson	May 12, 2003

G. Steven Dawson Chief Financial Officer, Sr. Vice President - Finance, and Secretary	Date

/s/ Dennis M. Steen	May 12, 2003

Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer	Date

CERTIFICATIONS

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Campo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden Property Trust (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003:	/s/ Richard J. Campo

Richard J. Campo Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Steven Dawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden Property Trust (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003:	/s/ G. Steven Dawson

G. Steven Dawson Chief Financial Officer

29