Form 10-Q
period 2003-06-30
CAMDEN PROPERTY TRUST
filed 2003-08-12
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, there were 39,332,233 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST Table of Contents

PART I.    FINANCIAL INFORMATION Item 1.      Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)
	March 31, 2003	December 31, 2002

ASSETS
Real estate assets, at cost
Land	$396,527	$386,246
Buildings and improvements	2,437,833	2,348,702

	2,834,360	2,734,948
Accumulated depreciation	(549,769)	(498,776)

Net operating real estate assets	2,284,591	2,236,172
Properties under development, including land	242,682	285,636
Investment in joint ventures	10,247	15,386

Total real estate assets	2,537,520	2,537,194
Accounts receivable - affiliates	6,736	5,843
Notes receivable
Affiliates	-	1,800
Other	22,532	18,614
Other assets, net	40,641	41,827
Cash and cash equivalents	1,550	405
Restricted cash	4,258	4,216

Total assets	$2,613,237	$2,609,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable
Unsecured	$1,236,681	$	1,177,347
Secured	240,711		249,669
Accounts payable	34,580		36,189
Accrued real estate taxes	20,822		26,827
Accrued expenses and other liabilities	45,126		49,144
Distributions payable	30,663		30,541

Total liabilities	1,608,583		1,569,717
Commitments and contingencies
Minority interests
Units convertible into perpetual preferred shares	149,815		149,815
Units convertible into common shares	48,354		50,914

Total minority interests	198,169		200,729
Shareholders' equity
Common shares of beneficial interest	480		479
Additional paid-in capital	1,320,045		1,314,592
Distributions in excess of net income	(261,577)		(224,756)
Unearned restricted share awards	(15,477)		(13,714)
Treasury shares, at cost	(236,986)		(237,148)

Total shareholders' equity	806,485		839,453

Total liabilities and shareholders' equity	$2,613,237	$	2,609,899

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues
Rental income	$91,486	$91,185	$181,494	$181,272
Other property income	8,634	7,693	16,044	14,917

Total property income	100,120	98,878	197,538	196,189
Fee and asset management	1,688	1,517	3,458	3,053
Other income	1,033	1,358	2,645	4,208

Total revenues	102,841	101,753	203,641	203,450

Expenses
Property operating and maintenance	29,462	28,216	57,544	52,961
Real estate taxes	11,081	10,433	22,245	20,768

Total property expenses	40,543	38,649	79,789	73,729
Property management	2,424	2,326	4,961	4,721
Fee and asset management	1,068	340	2,631	1,042
General and administrative	4,437	3,212	8,048	6,297
Other expenses	312	--	1,389	1,178
Interest	18,519	17,483	36,875	34,587
Depreciation and amortization	27,056	25,113	53,611	50,632

Total expenses	94,359	87,123	187,304	172,186

Income from continuing operations before gain on sale of properties,	8,482	14,630	16,337	31,264
equity in income of joint ventures and minority interests
Gain on sale of properties	659	284	2,082	284
Equity in income of joint ventures	505	128	3,148	353
Income allocated to minority interests
Distributions on units convertible into perpetual preferred shares	(3,218)	(3,218)	(6,436)	(6,436)
Income allocated to units convertible into common shares	(520)	(477)	(889)	(931)

Income from continuing operations	5,908	11,347	14,242	24,534
Income from discontinued operations	--	770	--	1,565

Net income	$5,908	$12,117	$14,242	$26,099

Earnings per share - basic
Income from continuing operations	$0.15	$0.28	$0.36	$0.60
Income from discontinued operations	--	0.02	--	0.04
Net income	$0.15	$0.30	$0.36	$0.64

Earnings per share - diluted
Income from continuing operations	$0.14	$0.26	$0.35	$0.57
Income from discontinued operations	--	0.02	--	0.03
Net income	$0.14	$0.28	$0.35	$0.60

Distributions declared per common share	$0.635	$0.635	$1.27	$1.27

Weighted average number of common shares outstanding	39,218	41,061	39,191	40,944
Weighted average number of common and common dilutive
equivalent shares outstanding	41,169	45,051	41,019	44,851
See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flow from operating activities
Net income	$14,242	$26,099
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	--	(1,565)
Depreciation and amortization	53,611	50,632
Equity in income of joint ventures, net of cash received	529	942
Gain on sale of properties	(2,082)	(284)
Income allocated to units convertible into common shares	889	931
Accretion of discount on unsecured notes payable	334	231
Net change in operating accounts	(6,057)	2,415

Net cash provided by operating activities of continuing operations	61,466	79,401
Net cash provided by operating activities of discontinued operations	--	2,219

Net cash provided by operating activities	61,466	81,620

Cash flow from investing activities
Increase in real estate assets	(63,094)	(171,642)
Net proceeds from sale of properties and townhomes	9,669	2,008
Increase in notes receivable - other	(3,918)	--
Decrease in notes receivable - affiliates	1,800	--
Decrease in investments in joint ventures	4,610	--
Increase in investments in third party development properties	--	(3,961)
Decrease in investments in third party development properties	--	27,149
Other	(854)	(1,147)

Net cash used in investing activities	(51,787)	(147,593)

Cash flow from financing Activities
Net increase in unsecured line of credit and short term borrowings	59,000	7,000
Proceeds from notes payable	--	149,298
Repayment of notes payable	(8,957)	(37,069)
Distributions to shareholders and minority interests	(60,439)	(61,218)
Other	1,862	6,983

Net cash (used in) provided by financing activities	(8,534)	64,994

Net increase (decrease) in cash and cash equivalents	1,145	(979)
Cash and cash equivalents, beginning of period	405	3,179

Cash and cash equivalents, end of period	$1,550	$2,200

Supplemental information
Cash paid for interest, net of interest capitalized	$37,138	$34,792
Interest capitalized	8,444	4,865

Supplemental schedule of noncash investing
and financing activities
Value of shares issued under benefit plans, net	$4,105	$9,948
Conversion of operating partnership units to common shares	318	694

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.      Interim Unaudited Financial Information

         The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust is a real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of June 30, 2003, we owned interests in, operated or were developing 145 multifamily properties containing 51,882 apartment homes located in nine states. At June 30, 2003, we had one recently completed multifamily property containing 364 apartment homes in lease-up. Three of our multifamily properties containing 1,120 apartment homes were in various stages of construction at June 30, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of June 30, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Dallas and Las Vegas contribute 14.2%, 14.2% and 13.6% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at June 30, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Real Estate Assets, at Cost

        We capitalized $10.0 million and $16.8 million in the six months ended June 30, 2003 and 2002, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $7.4 million and $14.2 million for the three and six months ended June 30, 2003, compared to $7.2 million and $13.1 million for the three and six months ended June 30, 2002. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

        Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $4.2 million and $8.4 million for the three and six months ended June 30, 2003, respectively, and $2.6 million and $4.9 million for the three and six months ended June 30, 2002, respectively. Capitalized real estate taxes were $520,000 and $1.0 million for the three and six months ended June 30, 2003, respectively and $770,000 and $1.3 million for the three and six months ended June 30, 2002, respectively. All operating expenses, excluding depreciation, associated with completed apartment homes for properties in the development and leasing phase are expensed against revenues generated by those apartment homes. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

Common Share Dividend Declaration

        In June 2003, we announced that our Board of Trust Managers had declared a dividend of $0.635 per share for the second quarter of 2003 which was paid on July 17, 2003 to all common shareholders of record as of June 30, 2003. We paid an equivalent amount per unit to holders of common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Our adoption of the prospective method set forth in SFAS No. 148 did not have a material impact on our financial position, results of operations or cash flows. See further discussion of our accounting for stock-based compensation in Note 9.

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

2.     Earnings Per Share

        Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and six months ended June 30, 2003, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation, as they were not dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic earnings per share calculation
Income from continuing operations	$5,908	$11,347	$14,242	$24,534
Income from discontinued operations	--	770	--	1,565

Net income	$5,908	$12,117	$14,242	$26,099

Income from continuing operations - per share	$0.15	$0.28	$0.36	$0.60
Income from discontinued operations - per share	--	0.02	--	0.04

Net income - per share	$0.15	$0.30	$0.36	$0.64

Weighted average number of common shares outstanding	39,218	41,061	39,191	40,944

Diluted earnings per share calculation
Income from continuing operations	$5,908	$11,347	$14,242	$24,534
Income allocated to units convertible into common shares	7	477	14	931

Income from continuing operations, as adjusted	5,915	11,824	14,256	25,465
Income from discontinued operations	--	770	--	1,565

Net income, as adjusted	$5,915	$12,594	$14,256	$27,030

Income from continuing operations, as adjusted - per share	$0.14	$0.26	$0.35	$0.57
Income from discontinued operations - per share	--	0.02	--	0.03

Net income, as adjusted - per share	$0.14	$0.28	$0.35	$0.60

Weighted average common shares outstanding	39,218	41,061	39,191	40,944
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,385	1,527	1,259	1,443
Units convertible into common shares	566	2,463	569	2,464

Weighted average common and common dilutive equivalent
shares outstanding	41,169	45,051	41,019	44,851

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

3.     Discontinued Operations

        The components of net income that are presented as discontinued operations include net operating income, depreciation and property specific interest expense, if any. In addition, the net gain or loss on the disposal of communities will be presented in discontinued operations when recognized. The operating results of discontinued operations related to properties held through our investment in joint ventures that are subsequently sold will continue to be reported in “Equity in income of joint ventures.” There were no property sales which classified as discontinued operations for the first six month of 2003. The operating results of the three properties included in discontinued operations for the three and six months ended June 30, 2002 is as follows:

	Three months Ended June 30, 2002	Six months Ended June 30, 2002

(In thousands)
Total property income	$2,288	$4,594
Total property expenses	987	1,960

Net operating income	1,301	2,634
Depreciation	531	1,069

Income from discontinued operations	$770	$1,565

4.     Third Party Construction Services

        Our construction division performs services for our internally developed construction pipeline, as well as provides construction management and general contracting services for third party owners of multifamily, commercial and retail properties. We are currently under contract for projects ranging from $1.2 million to $10.0 million. We earn fees on these projects ranging from 4% to 7% of the total contracted construction cost which we recognize when they are earned. Fees earned from third party construction projects totaled $548,000 and $507,000 for the three months and $1.5 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively, and are included in the revenues section of our consolidated statements of operations under “Fee and asset management.” For projects where our fee is based on a fixed price, any cost overruns, as compared to the original budget, incurred during construction will reduce the fee generated on those projects. For any project where cost overruns are expected to be in excess of the fee generated on the project, we will recognize the total expected loss in the period in which the loss is first estimated. During the six months ended June 30, 2003, we recorded cost overruns of $1.9 million on fixed fee projects, which represented the estimate of our remaining costs to complete the projects. These cost overruns are included in fee and asset management expenses in our consolidated statements of operations.

5.     Notes Receivable

        During the third quarter of 2002, we implemented a mezzanine financing program under which we provide financing to owners of real estate properties. In conjunction with this program, as of June 30, 2003, we had $22.5 million in secured notes receivable outstanding, which mature through 2008. Interest on these notes accrues at 12% to 18% annually and is recognized as earned.

        During the second quarter of 2003, two of our executive officers repaid their unsecured loans which totaled $1.8 million. Each note was scheduled to mature in February 2004 and had a fixed interest rate of 5.23%.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

6.     Notes Payable

        The following is a summary of our indebtedness:

(In millions)

	June 30, 2003	December 31, 2002

Unsecured line of credit and short term borrowings	$155.0	$96.0

Senior unsecured notes
7.03% Notes, due 2003	50.0	50.0
7.14% Notes, due 2004	199.8	199.7
7.11% - 7.28% Notes, due 2006	174.5	174.4
5.98% Notes, due 2007	149.4	149.3
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.4	149.4
5.93% Notes, due 2012	199.2	199.1

	1,022.2	1,021.8

Medium term notes
6.88% - 7.17% Notes, due 2004	30.0	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	59.5	59.5

Total unsecured notes	1,236.7	1,177.3

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2003 - 2009	141.5	150.0
1.68% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	99.2	99.7

	240.7	249.7

Total notes payable	$1,477.4	$1,427.0

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations all of which we were in compliance with at June 30, 2003.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At June 30, 2003 we had outstanding letters of credit totaling $3.0 million.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        During the second quarter of 2003, we repaid one conventional mortgage note totaling $6.6 million. This note had an interest rate of 7.70% and was scheduled to mature in November 2003. This note was repaid using proceeds available under our unsecured line of credit.

        At June 30, 2003, our floating rate debt, which includes our unsecured line of credit, totaled $233.0 million and had a weighted average interest rate of 2.0%

7.     Net Change in Operating Accounts

         The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,

	2003	2002

Decrease (increase) in assets:
Accounts receivable - affiliates	$(602)	$(463)
Other assets, net	211	(9,646)
Restricted cash	(42)	(668)

Increase (decrease) in liabilities:
Accounts payable	(1,609)	16,651
Accrued real estate taxes	(5,783)	(7,275)
Accrued expenses and other liabilities	1,768	3,816

Net change in operating accounts	$(6,057)	$2,415

8.     Preferred Units

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

9.     Restricted Share and Option Awards

        During the first six months of 2003, we granted 138,105 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the six month period ended June 30, 2003, 144,919 restricted shares vested.

        During the first six months of 2003, we also granted 517,000 options with an exercise price of $31.48, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the six month period ended June 30, 2003, previously granted options to purchase 356,474 shares became exercisable, and 38,010 options were exercised at an average price of $29.79 per share.

        The fair value of each option granted in 2003 was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.0%, expected life of ten years, dividend yield of 8.1%, and expected share volatility of 18.3%. The fair value of options granted in 2003 was $1.38 per share, and is being amortized over the vesting period in accordance with SFAS No. 148.

        For option grants prior to January 1, 2003, we continue to use the intrinsic value method. If the fair value method had been applied to all outstanding stock option grants, our net income and earnings per share at June 30, 2003 and 2002 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$5,908	$12,117	$14,242	$26,099
Per share - basic	0.15	0.30	0.36	0.64
Per share - diluted	0.14	0.28	0.35	0.60

Net income, pro forma	$5,735	$12,002	$13,864	$25,906
Per share - basic	0.15	0.29	0.35	0.63
Per share - diluted	0.14	0.28	0.34	0.60

Share-based compensation cost:
Included in net income, as reported	$834	$760	$1,621	$1,388
Included in net income, pro forma	1,007	875	1,999	1,581

10.   Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The program allows us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. As of June 30, 2003, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased in 2003.

11.   Townhom Sales

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the six months ended June 30, 2003, we sold our four remaining units at a total sales price of approximately $1.3 million. The proceeds received from these townhome sales are included in other income in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs and marketing expenses associated with the townhomes.

12.   Commitments and Contingencies

        Construction Contracts. As of June 30, 2003, we were obligated for approximately $1.4 million of additional expenditures on our three development properties (a substantial amount of which we expect to be funded with debt).

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

        We are currently in the due diligence period for the purchase of land for development and the acquisitions of properties. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

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

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. As of June 30, 2003, we owned interests in, operated or were developing 145 multifamily properties containing 51,882 apartment homes located in nine states. Our properties, excluding properties in lease-up and under development, had a weighted average occupancy rate of 91.6% for the six months ended June 30, 2003. Weighted average occupancy was 91.8% for the six months ended June 30, 2002. At June 30, 2003, we had one recently completed multifamily property containing 364 apartment homes in lease-up. Three of our multifamily properties containing 1,120 apartment homes were in various stages of construction at June 30, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of June 30, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Dallas and Las Vegas contribute 14.2%, 14.2% and 13.6% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at June 30, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	June 30, 2003		December 31, 2002

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties

West Region

Las Vegas, Nevada (a)	9,625	33	10,017	35
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Southern California	1,917	5	1,917	5
Tucson, Arizona	821	2	821	2

Central Region

Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,810	15	6,446	14
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,284	3	1,284	3
Kansas City, Missouri	596	1	596	1

East Region

Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	50,762	142	50,790	143

Properties Under Development

West Region

Southern California	1,120	3	1,120	3

Central Region

Houston, Texas	--	--	364	1

Total Properties Under Development	1,120	3	1,484	4

Total Properties	51,882	145	52,274	147

Less: Joint Venture Properties (a)	4,547	17	4,939	19

Total Properties Owned 100%	47,335	128	47,335	128

(a)	Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 16 properties with 4,227 apartment homes (18 properties with 4,619 apartment homes at December 31, 2002) in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor

Management's Discussion and Analysis of Financial Condition and Results of Operations

Development and Lease-Up Properties

         At June 30, 2003, we had one completed property in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 7/28/03	Date of Completion	Estimated Date of Stabilization

Camden Oak Crest
Houston, TX	364	$21.9	68%	2Q03	2Q04

At June 30, 2003, we had three properties under development as follows: ($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 06/30/03	Estimated Date of Completion	Estimated Date of Stabilization

Camden Sierra at Otay Ranch
Chula Vista, CA	422	$60.0	$58.5	3Q03	1Q04
Camden Tuscany
San Diego, CA	160	39.0	38.4	3Q03	3Q03
Camden Harbor View
Long Beach, CA	538	137.5	128.7	1Q04	4Q04

Total development properties	1,120	$236.5	$225.6

        Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are principally interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until individual apartment homes are substantially completed. Upon substantial completion of each apartment home, the total cost for the completed apartment home and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our consolidated balance sheet at June 30, 2003 included $242.7 million related to properties under development, including land. Of this amount, $104.7 million relates to our three development projects currently under construction. Additionally, we have $138.0 million invested in land held for future development. Included in this amount is $73.3 million related to projects we expect to begin constructing throughout 2003. We also have $35.0 million invested in land tracts adjacent to current development projects which are being utilized in conjunction with those projects. Upon completion of these current development projects we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total property revenue per apartment home per month	$722	$727	$715	$728
Annualized total property expenses per apartment home	$3,509	$3,410	$3,464	$3,281
Weighted average number of operating apartment homes	46,218	45,335	46,065	44,941

Weighted average occupancy, by region
West	93.3%	92.6%	93.3%	92.4%
Central	90.3%	92.7%	90.3%	92.6%
East	93.3%	90.0%	92.1%	89.8%
Total operating properties owned 100%	91.9%	92.1%	91.6%	91.8%

Comparison of the Quarters Ended June 30, 2003 and June 30, 2002

        Income from continuing operations decreased $5.4 million, or 47.9% from $11.3 million to $5.9 million for the quarter ended June 30, 2002 and 2003, respectively. The weighted average number of operating apartment homes for the second quarter of 2003 increased by 883 apartment homes, or 1.9%, to 46,218 from 45,335 for the second quarter of 2002. The increase in the weighted average number of operating apartment homes is due to the acquisition of three properties totaling 936 apartment homes and an increase in occupancy at our newly constructed properties. These increases were offset by our disposition of two properties with 786 apartment homes. Total operating properties we owned 100% were 125 and 124 at June 30, 2003 and 2002, respectively. The weighted average number of apartment homes and the number of operating properties excludes the impact of our ownership interest in properties owned in joint ventures, and the impact from properties classified as discontinued operations.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property income comprised 97% of our total revenues for the quarters ended June 30, 2003 and 2002. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income decreased $652,000, or 1.1%, from $60.2 million to $59.6 million for the quarters ended June 30, 2002 and 2003, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table presents the components of net operating income for the quarters ended June 30, 2003 and 2002.

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/03	2003	2002	$	%

Property income
Same property communities	42,137	$89,393	$90,560	$(1,167)	(1.3)%
Non-same property communities	3,714	9,081	5,895	3,186	54.0
Development and lease-up communities	1,484	1,497	--	1,497	--
Dispositions/other	--	149	2,423	(2,274)	(93.9)

Total property income	47,335	100,120	98,878	1,242	1.3

Property expenses

Same property communities	42,137	35,834	35,358	476	1.3
Non-same property communities	3,714	3,638	2,459	1,179	47.9
Development and lease-up communities	1,484	912	--	912	--
Dispositions/other	--	159	832	(673)	(80.9)

Total property expenses	47,335	40,543	38,649	1,894	4.9

Property net operating income
Same property communities	42,137	53,559	55,202	(1,643)	(3.0)
Non-same property communities	3,714	5,443	3,436	2,007	58.4
Development and lease-up communities	1,484	585	--	585	--
Dispositions/other	--	(10)	1,591	(1,601)	--

Total property net operating income	47,335	$59,577	$60,229	$(652)	(1.1)%

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

        Total property income for the quarter ended June 30, 2003 increased slightly as compared to the same quarter in 2002, but decreased from $727 to $722 on a per apartment home per month basis. Total property income from our same store properties decreased 1.3%, from $90.6 million for the second quarter of 2002 to $89.4 million for the second quarter of 2003, which represents a decrease of $9 on a per apartment home per month basis. This decrease in income is primarily due to higher concessions granted to residents in order to increase occupancy. Property income from our non-same store, development and lease-up properties increased from $5.9 million for the second quarter of 2002 to $10.6 million for the second quarter of 2003. The decrease in property income from the second quarter of 2002 to the second quarter of 2003 attributable to property dispositions was $2.3 million. Our weighted average occupancy, excluding current development and lease up properties, was 91.9% for the second quarter of 2003, compared to 92.0% for the second quarter of 2002.

        Fee and asset management revenues in 2003 increased $171,000 over 2002. This increase is primarily due to fees earned on third party construction and development projects. Other income for the quarter ended June 30, 2003 decreased $325,000 from the same quarter ended 2002. Other income for the three months ended June 30, 2002 included $1.3 million of interest income from our third party development program. This program was completed in 2002. Other income for the second quarter of 2003 included approximately $636,000 of interest income related to our mezzanine financing program which we began in the third quarter of 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Total property expenses for the quarter ended June 30, 2003 increased $1.9 million, or 4.9%, as compared to the same quarter in 2002, and increased from $3,410 to $3,509 on an annualized per apartment home basis. Total property expenses from our same store properties increased 1.3%, from $35.4 million for the second quarter of 2002 to $35.8 million for the second quarter of 2003, which represents an increase of $46 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is due to slight increases in all expense categories. Property expenses from our non-same store, development and lease-up properties increased from $2.5 million for the second quarter of 2002 to $4.6 million for the second quarter of 2003, which represents an increase of 85.0%, which is consistent with the increase in revenues during the same period. The decrease in property expenses from the second quarter of 2002 to the second quarter of 2003 attributable to property dispositions was $0.7 million.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.3 million for the quarter ended June 30, 2002 to $2.4 million for the quarter ended June 30, 2003. This increase is primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $340,000 for the quarter ended June 30, 2002 to $1.1 million for the quarter ended June 30, 2003. This increase is primarily due to increased costs associated with our third party construction division, including cost overruns on fixed fee projects which totaled $700,000 for the second quarter of 2003.

        General and administrative expenses increased $1.2 million from $3.2 million to $4.4 million, and increased as a percent of revenues from 3.2% to 4.3% for the quarters ended June 30, 2002 and 2003 respectively. The increase was primarily due to increases in salary and benefit expenses, costs associated with pursuing potential transactions that were not consummated and increases in public company related costs.

        Gross interest cost before interest capitalized to development properties increased $2.6 million, or 13.0%, from $20.1 million for the quarter ended June 30, 2002 to $22.7 million for the quarter ended June 30, 2003. The overall increase in interest expense was due to higher average debt balances during 2003 which were incurred to fund our increase in real estate assets. This increase was partially offset by declines in the average interest rate on our outstanding debt. Interest capitalized increased to $4.2 million from $2.6 million for the quarters ended June 30, 2003 and 2002, respectively, due to higher average balances in our development pipeline.

        Depreciation and amortization increased from $25.1 million for the second quarter of 2002 to $27.1 million for the second quarter of 2003. This increase was due to new development, property acquisition and capital improvements placed in service during the past year.

        Gain on sale of properties for the quarter ended June 30, 2003 was from the sale of 29.3 acres of undeveloped land located in Houston. Gain on sale of properties for the quarter ended June 30, 2002 was from the sale of 15.2 acres of undeveloped land located in Houston.

        Equity in income of joint ventures increased $377,000 from the second quarter of 2002, primarily from gains recognized on sales of properties held in joint venture. These gains totaled approximately $450,000 during the second quarter of 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

        Income from continuing operations decreased $10.3 million, or 41.9% from $24.5 million to $14.2 million for the six months ended June 30, 2002 and 2003, respectively. The weighted average number of operating apartment homes for the first six months of 2003 increased by 1,124 apartment homes, or 2.5%, to 46,065 from 44,941 for the first six months of 2002. The increase in the weighted average number of operating apartment homes is due to the acquisition of three properties totaling 936 apartment homes and an increase in occupancy at our newly constructed properties. These increases were offset by our disposition of two properties with 786 apartment homes. Total operating properties we owned 100% were 125 and 124 at June 30, 2003 and 2002, respectively. The weighted average number of apartment homes and the number of operating properties excludes the impact of our ownership interest in properties owned in joint ventures, and the impact from properties classified as discontinued operations.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes. Total property income comprised 97% and 96% of our total revenues for the six months ended June 30, 2003 and 2002, respectively. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income decreased $4.7 million, or 3.8%, from $122.5 million to $117.7 million for the six months ended June 30, 2002 and 2003, respectively.

         The following table presents the components of net operating income for the six months ended June 30, 2003 and 2002.

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/03	2003	2002	$	%

Property income
Same property communities	42,137	$176,576	$180,965	$(4,389)	(2.4)%
Non-same property communities	3,714	18,383	10,500	7,883	75.1
Development and lease-up communities	1,484	2,285	--	2,285	--
Dispositions/other	--	294	4,724	(4,430)	(93.8)

Total property income	47,335	197,538	196,189	1,349	0.7

Property expenses
Same property communities	42,137	70,230	67,906	2,324	3.4
Non-same property communities	3,714	7,927	4,338	3,589	82.7
Development and lease-up communities	1,484	1,471	--	1,471	--
Dispositions/other	--	161	1,485	(1,324)	(89.2)

Total property expenses	47,335	79,789	73,729	6,060	8.2

Property net operating income
Same property communities	42,137	106,346	113,059	(6,713)	(5.9)
Non-same property communities	3,714	10,456	6,162	4,294	69.7
Development and lease-up communities	1,484	814	--	814	--
Dispositions/other	--	133	3,239	(3,106)	(95.9)

Total property net operating income	47,335	$117,749	$122,460	$(4,711)	(3.8)%

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Total property income for the six months ended June 30, 2003 increased slightly as compared to the same period in 2002, but decreased from $728 to $715 on a per apartment home per month basis. Total property income from our same store properties decreased 2.4%, from $181.0 million for the first six months of 2002 to $176.6 million for the first six months of 2003, which represents a decrease of $17 on a per apartment home per month basis. This decrease in income is primarily due to higher concessions combined with a slight decrease in weighted average occupancy from 91.8% for the first six months of 2002, to 91.6% for the same period in 2003. Property income from our non-same store, development and lease-up properties increased from $10.5 million for the first six months of 2002 to $20.7 million for the first six months of 2003. The decrease in property income from the first six months of 2002 to the first six months of 2003 attributable to property dispositions was $4.4 million.

        Fee and asset management revenues in 2003 increased $405,000 over 2002. This increase is primarily due to fees earned on third party construction and development projects. Other income for the six months ended June 30, 2003 decreased $1.6 million from the same six months ended 2002. Other income for the six months ended June 30, 2002 included $3.1 million of interest income from our third party development program. This program was completed in 2002. Other income for the first six months of 2003 included approximately $1.3 million of interest income related to our mezzanine financing program which we began in the third quarter of 2002.

        Total property expenses for the six months ended June 30, 2003 increased $6.1 million, or 8.2%, as compared to the same six months in 2002, and increased from $3,281 to $3,464 on an annualized per apartment home basis. Total property expenses from our same store properties increased 3.4%, from $67.9 million for the first six months of 2002 to $70.2 million for the first six months of 2003, which represents an increase of $110 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to increases in property insurance premiums and repairs and maintenance expenses and slight increases in all other expense categories. Property expenses from our non-same store, development and lease-up properties increased from $4.3 million for the first six months of 2002 to $9.4 million for the first six months of 2003. The increase in operating expenses during 2003 from our non-same store, development and lease-up properties in consistent with the growth in revenues during the same period. The decrease in property expenses from the first six months of 2002 to the first six months of 2003 attributable to property dispositions was $1.3 million.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $4.7 million for the six months ended June 30, 2002 to $5.0 million for the six months ended June 30, 2003. This increase is primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $1.0 million for the six months ended June 30, 2002 to $2.6 million for the six months ended June 30, 2003. This increase is primarily due to increased costs associated with our third party construction division, including cost overruns on fixed fee projects which totaled $1.9 million for the first six months of 2003.

        General and administrative expenses increased $1.8 million from $6.3 million to $8.0 million, and increased as a percent of revenues from 3.1% to 4.0% for the six months ended June 30, 2002 and 2003 respectively. The increase was primarily due to increases in salary and benefit expenses, costs associated with pursuing potential transactions that were not consummated and increases in public company related costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Gross interest cost before interest capitalized to development properties increased $5.9 million, or 14.9%, from $39.5 million for the six months ended June 30, 2002 to $45.3 million for the six months ended June 30, 2003. The overall increase in interest expense was due to higher average debt balances during 2003 which were incurred to fund our increase in real estate assets. This increase was partially offset by declines in the average interest rate on our outstanding debt. Interest capitalized increased to $8.4 million from $4.9 million for the six months ended June 30, 2003 and 2002, respectively, due to higher average balances in our development pipeline.

        Depreciation and amortization increased from $50.6 million for the first six months of 2002 to $53.6 million for the first six months of 2003. This increase was due to new development, property acquisition and capital improvements placed in service during the past year.

        Gain on sale of properties for the six months ended June 30, 2003 was from the sale of 53.2 acres of undeveloped land located in Houston. Gain on sale of properties for the six months ended June 30, 2002 was from the sale of 15.2 acres of undeveloped land located in Houston.

        Equity in income of joint ventures increased $2.8 million from the first six months of 2002, primarily from gains recognized on sale of properties held in joint ventures. Our portion of the gain recognized on these property sales totaled $1.4 million during 2003.

Liquidity and Capital Resources

Financial Structure

         We intend to continue maintaining what management believes to be a conservative capital structure by:

(i)	using what management believes is a prudent combination of debt and common and preferred equity;
(ii)	extending and sequencing the maturity dates of our debt where possible;
(iii)	managing interest rate exposure using what management believes are prudent levels of fixed and floating rate debt;
(iv)	borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and
(v)	maintaining conservative coverage ratios.

        The interest expense coverage ratio, net of capitalized interest, was 2.9 and 3.4 times for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, 84.5% and 81.5%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.2 years and 6.4 years at June 30, 2003 and 2002, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests, depreciation and amortization and interest expense.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the six months ended June 30, 2003, we incurred $53.8 million in development costs and no acquisition costs. We are developing three properties at an aggregate cost of approximately $236.5 million, $225.6 million of which was incurred through June 30, 2003. At period end, we were obligated for approximately $1.4 million under construction contracts related to these projects (a substantial amount of which we expect to fund with debt). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $61.5 million for the six months ended June 30, 2003, a decrease of $20.2 million, or 24.7%, from the same period in 2002. The decrease in operating cash flow was primarily due to an overall increase in expenses for 2003 as compared to 2002 with no significant increase in revenues during the same period, combined with a decrease in cash flows attributable to discontinued operations.

        Net cash used in investing activities totaled $51.8 million for the six months ended June 30, 2003 compared to $147.6 million for the same period in 2002. For the six months ended June 30, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $53.8 million and $10.0 million, respectively. These expenditures were offset by $9.7 million in net proceeds received from townhome sales and the sale of 53.2 acres of undeveloped land during 2003. Additionally, investments in joint ventures decreased $4.6 million during 2003 due to the sale of three properties totaling 482 apartment homes. For the six months ended June 30, 2002, net cash used in investing activities included expenditures for acquisition, property development and capital improvements totaling $99.7 million, $57.3 million and $16.8 million, respectively. These expenditures were offset by $2.0 million in net proceeds received from townhome sales and the sale of 1.5 acres of undeveloped land during 2002. Additionally, advances to third party development properties increased $2.9 million in the first six months of 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Net cash used in financing activities totaled $8.5 million for the six months ended June 30, 2003 compared with net cash provided by financing activities totaling $65.0 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, we paid distributions totaling $60.4 million. Our line of credit increased $59.0 million for the six months ended June 30, 2003, primarily to fund our development activities. During the six months ended June 30, 2002, we paid distributions totaling $61.2 million. Additionally, we received proceeds totaling $149.3 million from the issuance of senior unsecured notes. The proceeds from this issuance was used to repay notes payable, which decreased $37.1 million for the six months ended June 30, 2002 and to fund our increase in real estate assets.

        In June 2003, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the second quarter of 2003 which was paid on July 17, 2003 to all common shareholders of record as of June 30, 2003. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

        As of June 30, 2003, we had unsecured debt totaling $1,236.7 million and secured mortgage loans totaling $240.7 million. Our indebtedness, excluding our unsecured line of credit, has a weighted average maturity of 6.2 years as of June 30, 2003. Scheduled repayments on outstanding debt, including our line of credit, at June 30, 2003 are as follows:

(In millions)

Year	Amount
2003	$58.6
2004	234.3
2005	61.0
2006	210.4
2007	165.5
2008 and thereafter	747.6

Total	$1,477.4

Financial Flexibility

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2003.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At June 30, 2003 we had outstanding letters of credit totaling $3.0 million.

20

Management's Discussion and Analysis of Financial Condition and Results of Operations

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        As of June 30, 2003, we had $342.0 million available under our unsecured line of credit. In February 2003, we filed a universal shelf registration statement providing for the issuance of up to $1.0 billion in debt securities, preferred shares, common shares or warrants. This registration statement was combined with the $85.5 million remaining from our previous $750 million universal shelf. At June 30, 2003, the total balance of $1.1 billion was available for issuance. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

         At June 30, 2003, our floating rate debt totaled $233.0 million and had a weighted average interest rate of 2.0%.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

         A reconciliation of net income to diluted FFO for the three and six months ended June 30, 2003 and 2002 follows:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Funds from operations:
Net income	$5,908	$12,117	$14,242	$26,099
Real estate depreciation from continuing operations	25,896	24,099	51,285	48,700
Real estate depreciation from discontinued operations	--	531	--	1,069
Adjustments for unconsolidated joint ventures	73	549	(377)	1,076
Gain on sales of properties	(659)	(284)	(2,082)	(284)
Income allocated to units convertible into common shares	520	477	889	931

Funds from operations - diluted	$31,738	$37,489	$63,957	$77,591

Weighted average shares - basic	39,218	41,061	39,191	40,944
Common share options and awards granted	1,384	1,527	1,259	1,443
Units convertible into common shares	2,445	2,463	2,450	2,464

Weighted average shares - diluted	43,047	45,051	42,900	44,851

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

Impact of New Accounting Pronouncements

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Our adoption of the prospective method set forth in SFAS No. 148 did not have a material impact on our financial position, results of operations or cash flows.

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3.    Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2003. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2003.

        There has been no change to our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 8, 2003

(1) The shareholders elected all eight of the nominees for Trust Manager by the following vote:

	Affirmative	Negative	Abstentions	Broker Non-Voters

Richard J. Campo	34,418,704	218,091	-	-
D. Keith Oden	34,436,598	100,197	-	-
F. Gardner Parker	33,834,359	1,302,436	-	-
William R. Cooper	34,103,759	1,033,036	-	-
Scott S. Ingraham	34,815,306	321,489	-	-
Steven A. Webster	34,434,573	102,172	-	-
Lewis A. Levey	34,649,944	486,851	-	-
George A. Hrdlicka	33,826,848	1,309,927	-	-

Item 5	Other Information

None

28

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and Richard J. Campo.

		10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and D. Keith Oden.

		31.1	Certification Pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated August 11, 2003.

		31.2	Certification Pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated August 11, 2003.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated August 11, 2003.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated August 11, 2003.

	(b)	Reports on Form 8-K

Current report on Form 8-K dated and filed with the Commission on May 1, 2003 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ G. Steven Dawson	August 11, 2003

G. Steven Dawson Chief Financial Officer, Sr. Vice President - Finance, and Secretary	Date

/s/ Dennis M. Steen	August 11, 2003

Dennis M. Steen Vice President - Controller, Chief Accounting Officer and Treasurer	Date