Form 10-Q
period 2003-09-30
CAMDEN PROPERTY TRUST
filed 2003-11-13
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 1, 2003, there were 39,613,275 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST Table of Contents

PART I.    FINANCIAL INFORMATION Item 1.      Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)
	September 30, 2003	December 31, 2002

Assets
Real estate assets, at cost
Land	$397,006	$386,246
Buildings and improvements	2,462,252	2,348,702

	2,859,258	2,734,948
Accumulated depreciation	(575,459)	(498,776)

Net operating real estate assets	2,283,799	2,236,172
Properties under development, including land	236,529	285,636
Investment in joint ventures	9,994	15,386

Total real estate assets	2,530,322	2,537,194
Accounts receivable - affiliates	7,141	5,843
Notes receivable
Affiliates	--	1,800
Other	24,419	17,614
Other assets, net	39,367	41,827
Cash and cash equivalents	2,341	405
Restricted cash	4,058	4,216

Total assets	$2,607,648	$2,608,899

Liabilities and shareholders' equity
Liabilities
Notes payable
Unsecured	$1,248,852	$1,177,347
Secured	232,953	249,669
Accounts payable	24,025	36,189
Accrued real estate taxes	31,444	26,827
Accrued expenses and other liabilities	51,266	48,144
Distributions payable	30,698	30,541

Total liabilities	1,619,238	1,568,717
Commitments and contingencies
Minority interests
Units convertible into perpetual preferred shares	149,815	149,815
Units convertible into common shares	47,382	50,914

Total minority interests	197,197	200,729
Shareholders' equity
Common shares of beneficial interest	481	479
Additional paid-in capital	1,321,103	1,314,592
Distributions in excess of net income	(281,256)	(224,756)
Unearned restricted share awards	(12,667)	(13,714)
Treasury shares, at cost	(236,448)	(237,148)

Total shareholders' equity	791,213	839,453

Total liabilities and shareholders' equity	$2,607,648	$2,608,899

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues
Rental revenues	$93,490	$92,644	$274,984	$273,916
Other property revenues	8,588	8,092	24,632	23,009

Total property revenues	102,078	100,736	299,616	296,925
Fee and asset management	1,944	1,281	5,402	4,334
Other revenues	802	2,212	3,447	6,420

Total revenues	104,824	104,229	308,465	307,679

Expenses
Property operating and maintenance	31,361	28,649	88,905	81,610
Real estate taxes	11,203	10,113	33,448	30,881

Total property expenses	42,564	38,762	122,353	112,491
Property management	2,533	2,499	7,494	7,220
Fee and asset management	598	560	3,229	1,602
General and administrative	3,878	3,893	11,926	10,190
Other expenses	--	1,074	1,389	2,252
Losses related to early retirement of debt	--	234	--	234
Interest	18,584	18,075	55,459	52,662
Amortization of deferred financing costs	658	544	1,923	1,530
Depreciation	26,353	25,595	78,699	75,241

Total expenses	95,168	91,236	282,472	263,422

Income from continuing operations before gain on sale of properties,	9,656	12,993	25,993	44,257
equity in income of joint ventures and minority interests
Gain on sale of properties	89	3	2,171	287
Equity in income of joint ventures	4	35	3,152	388
Income allocated to minority interests
Distributions on units convertible into perpetual preferred shares	(3,218)	(3,218)	(9,654)	(9,654)
Income allocated to units convertible into common shares	(593)	(276)	(1,482)	(1,207)

Income from continuing operations	5,938	9,537	20,180	34,071
Income from discontinued operations	--	698	--	2,263

Net income	$5,938	$10,235	$20,180	$36,334

Earnings per share - basic
Income from continuing operations	$0.15	$0.23	$0.51	$0.83
Income from discontinued operations	--	0.02	--	0.06
Net income	$0.15	$0.25	$0.51	$0.89
Earnings per share - diluted
Income from continuing operations	$0.14	$0.22	$0.49	$0.79
Income from discontinued operations	--	0.02	--	0.05
Net income	$0.14	$0.24	$0.49	$0.84
Distributions declared per common share	$0.635	$0.635	$1.905	$1.905
Weighted average number of common shares outstanding	39,290	40,645	39,224	40,843
Weighted average number of common and common dilutive
equivalent shares outstanding	41,465	44,346	41,170	44,681

See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months Ended September 30,

	2003	2002

Cash flow from operating activities
Net income	$20,180	$36,334
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	--	(2,263)
Depreciation and amortization	80,622	76,771
Equity in income of joint ventures, net of cash received	782	1,227
Gain on sale of properties	(2,171)	(287)
Income allocated to units convertible into common shares	1,482	1,207
Accretion of discount on unsecured notes payable	505	375
Net change in operating accounts	4,623	16,547

Net cash provided by operating activities of continuing operations	106,023	129,911
Net cash provided by operating activities of discontinued operations	--	3,707

Net cash provided by operating activities	106,023	133,618
Cash flow from investing activities
Increase in real estate assets	(85,012)	(215,750)
Net proceeds from sale of properties and townhomes	13,498	3,797
Increase in notes receivable - other	(6,805)	(3,000)
Decrease in notes receivable - affiliates	1,800	--
Decrease in investments in joint ventures	4,610	--
Increase in investments in third party development properties	--	(6,449)
Decrease in investments in third party development properties	--	27,149
Other	(1,431)	(1,290)

Net cash used in investing activities	(73,340)	(195,543)
Cash flow from financing activities
Net increase in unsecured line of credit and short term borrowings	71,000	77,000
Proceeds from notes payable	--	149,298
Repayment of notes payable	(16,716)	(46,180)
Distributions to shareholders and minority interests	(90,739)	(92,611)
Repurchase of common shares and units convertible into common shares	--	(31,954)
Other	5,708	4,845

Net cash (used in) provided by financing activities	(30,747)	60,398

Net increase (decrease) in cash and cash equivalents	1,936	(1,527)
Cash and cash equivalents, beginning of period	405	3,179

Cash and cash equivalents, end of period	$2,341	$1,652

Supplemental information
Cash paid for interest, net of interest capitalized	$50,554	$50,781
Interest capitalized	12,267	7,882

Supplemental schedule of noncash investing
and financing activities
Value of shares issued under benefit plans, net	$2,302	$9,999
Conversion of operating partnership units to common shares	318	694

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.     Interim Unaudited Financial Information

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Business

        Camden Property Trust is a real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of September 30, 2003, we owned interests in, operated or were developing 145 multifamily properties containing 51,882 apartment homes located in nine states. At September 30, 2003, we had three recently completed multifamily properties containing 946 apartment homes in lease-up. One of our multifamily properties containing 538 apartment homes was under development at September 30, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of September 30, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Las Vegas and Dallas contribute 14.5%, 14.0% and 13.4% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at September 30, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Real Estate Assets, at Cost

        We capitalized $15.7 million and $25.5 million in the nine months ended September 30, 2003 and 2002, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $8.0 million and $22.2 million for the three and nine months ended September 30, 2003, respectively, compared to $7.4 million and $20.4 million for the three and nine months ended September 30, 2002, respectively. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

        Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $3.8 million and $12.3 million for the three and nine months ended September 30, 2003, respectively, and $3.0 million and $7.9 million for the three and nine months ended September 30, 2002, respectively. Capitalized real estate taxes were $0.5 million and $1.5 million for the three and nine months ended September 30, 2003, respectively, and $0.1 million and $1.5 million for the three and nine months ended September 30, 2002, respectively. All operating expenses, excluding depreciation, associated with completed apartment homes for properties in the development and leasing phase are expensed against revenues generated by those apartment homes. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

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

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes criteria to identify and assess a company’s interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 31, 2003, and will be effective for all variable interest entities for interim periods beginning after December 15, 2003. Our application of FIN 46 will not require the consolidation of any additional entities.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Our adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications

        Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentation.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

2.     Earnings Per Share

        Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and nine months ended September 30, 2003, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation, as they were not dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Basic earnings per share calculation
Income from continuing operations	$5,938	$9,537	$20,180	$34,071
Income from discontinued operations	--	698	--	2,263

Net income	$5,938	$10,235	$20,180	$36,334

Income from continuing operations - per share	$0.15	$0.23	$0.51	$0.83
Income from discontinued operations - per share	--	0.02	--	0.06

Net income - per share	$0.15	$0.25	$0.51	$0.89

Weighted average common shares outstanding	39,290	40,645	39,224	40,843

Diluted earnings per share calculation
Income from continuing operations	$5,938	$9,537	$20,180	$34,071
Income allocated to units convertible into common shares	9	276	23	1,207

Income from continuing operations, as adjusted	5,947	9,813	20,203	35,278
Income from discontinued operations	--	698	--	2,263

Net income, as adjusted	$5,947	$10,511	$20,203	$37,541

Income from continuing operations, as adjusted - per share	$0.14	$0.22	$0.49	$0.79
Income from discontinued operations - per share	--	0.02	--	0.05

Net income, as adjusted - per share	$0.14	$0.24	$0.49	$0.84

Weighted average common shares outstanding	39,290	40,645	39,224	40,843
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,613	1,238	1,379	1,374
Units convertible into common shares	562	2,463	567	2,464

Weighted average common and common dilutive equivalent
shares outstanding	41,465	44,346	41,170	44,681

3.     Discontinued Operations

        The components of net income that are presented as discontinued operations include net operating income, depreciation and property specific interest expense, if any. In addition, the net gain or loss on the disposal of communities will be presented in discontinued operations when recognized. The operating results of discontinued operations related to properties held through our investment in joint ventures that are subsequently

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

sold will continue to be reported in “Equity in income of joint ventures.” There were no property sales which classified as discontinued operations for the first nine months of 2003. The operating results of the three properties sold in 2002 which are included in discontinued operations for the three and nine months ended September 30, 2002 are as follows:

(In thousands)
	Three months Ended September 30, 2002	Nine months Ended September 30, 2002

Total property revenues	$2,275	$6,870
Total property expenses	1,041	3,002

Net operating income	1,234	3,868
Depreciation	536	1,605

Income from discontinued operations	$698	$2,263

4.     Third Party Construction Services

        Our construction division performs services for our internally developed construction pipeline, as well as provides construction management and general contracting services on third party owners of multifamily, commercial and retail properties. We are currently under contract on projects ranging from $1.2 million to $17.2 million. We earn fees on these projects ranging from 4% to 7% of the total contracted construction cost which we recognize when they are earned. Fees earned from third party construction projects totaled $0.5 million and $0.6 million for the three months and $2.0 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively, and are included in the revenues section of our consolidated statements of operations under “Fee and asset management.” For projects where our fee is based on a fixed price, any cost overruns, as compared to the original budget, incurred during construction will reduce the fee generated on those projects. For any project where cost overruns are expected to be in excess of the fee generated on the project, we will recognize the total expected loss in the period in which the loss is first estimated. During the nine months ended September 30, 2003, we recorded cost overruns of $1.9 million on fixed fee projects, which represented the estimate of our remaining costs to complete the projects. These cost overruns are included in fee and asset management expenses in our consolidated statements of operations.

5.     Notes receivable

        During the third quarter of 2002, we implemented a mezzanine financing program under which we provide financing to owners of real estate properties. We had $17.6 million and $24.4 million in secured notes receivable outstanding as of December 31, 2002 and September 30, 2003, respectively. These notes, which mature through 2008, accrue interest at rates ranging from 8% to 18% which is recognized as earned.

        Included in our notes receivable is one note, totaling $4.3 million, which is secured by a community currently under development. We are providing development and construction services to the third party owner of this project. Also, during 2003, we issued one note, totaling $1.7 million, in conjunction with a sale of undeveloped land. The gain resulting from the sale is being deferred and will be recognized in accordance with the installment method as payments are received from the buyer. The amount of the deferred gain was $0.5 million at September 30, 2003.

        During the second quarter of 2003, two of our executive officers repaid their unsecured loans which totaled $1.8 million. Each note was scheduled to mature in February 2004 and had a fixed interest rate of 5.2%.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

6.      Notes Payable

        The following is a summary of our indebtedness:

(In thousands)
	September 30, 2003	December 31, 2002

Unsecured line of credit and short term borrowings	$167.0	$96.0

Senior unsecured notes
7.03% Notes, due 2003	50.0	50.0
7.14% Notes, due 2004	199.9	199.7
7.11% - 7.28% Notes, due 2006	174.5	174.4
5.98% Notes, due 2007	149.4	149.3
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.4	149.4
5.93% Notes, due 2012	199.2	199.1

	1,022.3	1,021.8

Medium term notes
6.88% - 7.17% Notes, due 2004	30.0	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	59.5	59.5

Total unsecured notes	1,248.8	1,177.3

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2005 - 2009	134.1	150.0
1.85% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	98.9	99.7

	233.0	249.7

Total notes payable	$1,481.8	$1,427.0

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations all of which we were in compliance with at September 30, 2003.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2003 we had outstanding letters of credit totaling $11.4 million.

        As of September 30, 2003, we had $321.6 million available under our unsecured line of credit. In February 2003, we filed a universal shelf registration statement providing for the issuance of up to $1.0 billion in debt securities, preferred shares, common shares or warrants. This registration statement was combined with the $85.5 million remaining from our previous $750 million universal shelf. At September 30, 2003, the total balance of $1.1 billion was available for issuance. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        During 2003, we repaid two conventional mortgage notes totaling $13.2 million. These notes had interest rates of 7.5% and 7.7% and were scheduled to mature in the fourth quarter of 2003. These notes were repaid using proceeds available under our unsecured line of credit.

        At September 30, 2003, our floating rate debt, which includes our unsecured line of credit, totaled $244.8 million and had a weighted average interest rate of 1.9%

7.     Net Change in Operating Accounts

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine months Ended September 30,

	2003	2002

Decrease (increase) in assets:
Accounts receivable - affiliates	$(920)	$(407)
Other assets, net	1,114	(8,027)
Restricted cash	158	(858)
Increase (decrease) in liabilities:
Accounts payable	(12,164)	13,664
Accrued real estate taxes	4,943	2,371
Accrued expenses and other liabilities	11,492	9,804

Net change in operating accounts	$4,623	$16,547

8.     Preferred Units

        Our operating partnership has issued $100 million of 8.5% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly. The preferred units are redeemable for cash by the operating partnership beginning in February 2004 at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2009 by the holder into corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt.

9.     Restricted Share and Option Awards

        During the first nine months of 2003, we granted 139,630 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the nine months ended September 30, 2003, 144,919 restricted shares vested and 68,763 restricted shares were canceled.

        During the first nine months of 2003, we also granted 517,000 options with an exercise price of $31.48, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the nine months ended September 30, 2003, previously granted options to purchase 356,474 shares became exercisable, and 113,958 options were exercised at an average price of $28.56 per share.

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

        For option grants prior to January 1, 2003, we continue to use the intrinsic value method. If the fair value method had been applied to all outstanding stock option grants, our net income and earnings per share at September 30, 2003 and 2002 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$5,938	$10,235	$20,180	$36,334
Per share - basic	0.15	0.25	0.51	0.89
Per share - diluted	0.14	0.24	0.49	0.84
Net income, pro forma	$5,623	$9,999	$19,487	$35,906
Per share - basic	0.14	0.25	0.50	0.88
Per share - diluted	0.14	0.23	0.47	0.83
Share-based compensation cost:
Included in net income, as reported	$751	$775	$2,372	$2,163
Included in net income, pro forma	1,066	1,010	3,065	2,591

10.     Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. The program allows us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields which exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. As of September 30, 2003, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased in 2003.

11.     Townhome Sales

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During 2003, we sold our four remaining units at a total sales price of approximately $1.3 million. The proceeds received from these townhome sales are included in other revenues in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs and marketing expenses associated with the townhomes.

12.     Commitments and Contingencies

        Construction Contracts. As of September 30, 2003, we were obligated for approximately $5.8 million of additional expenditures on our one development property (a substantial amount of which we expect to be funded with debt).

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

    Contingencies.        We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

        In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts generally contemplate that such contracts will provide the purchaser with time to evaluate the properties and conduct due diligence and during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that we will acquire or sell any property as to which we may have entered into a definitive contract. Further, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a sales contract.

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

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. As of September 30, 2003, we owned interests in, operated or were developing 145 multifamily properties containing 51,882 apartment homes located in nine states. Our properties, excluding joint ventures and properties in lease-up and under development, had a weighted average occupancy rate of 92.4% for the nine months ended September 30, 2003. Weighted average occupancy was 92.1% for the nine months ended September 30, 2002. At September 30, 2003, we had three recently completed multifamily properties containing 946 apartment homes in lease-up. One of our multifamily properties containing 538 apartment homes was under development at September 30, 2003. Additionally, we have several sites which we intend to develop into multifamily apartment communities.

        As of September 30, 2003, we had operating properties in 16 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. Currently, Houston, Las Vegas and Dallas contribute 14.5%, 14.0% and 13.4% of our net operating income, respectively. We continually evaluate our portfolio to ensure appropriate geographic diversification. We also seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at September 30, 2003 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2003, we held 83.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.9% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	September 30, 2003		December 31, 2002

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
West Region
Las Vegas, Nevada (a)	9,625	33	10,017	35
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Southern California	2,499	7	1,917	5
Tucson, Arizona	821	2	821	2
Central Region
Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,810	15	6,446	14
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,284	3	1,284	3
Kansas City, Missouri	596	1	596	1
East Region
Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	51,344	144	50,790	143

Properties Under Development
West Region
Southern California	538	1	1,120	3
Central Region
Houston, Texas	--	--	364	1

Total Properties Under Development	538	1	1,484	4

Total Properties	51,882	145	52,274	147

Less: Joint Venture Properties (a)	4,547	17	4,939	19

Total Properties Owned 100%	47,335	128	47,335	128

(a)	Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 16 properties with 4,227 apartment homes (18 properties with 4,619 apartment homes at December 31, 2002) in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Development and Lease-Up Properties

        At September 30, 2003, we had three completed properties in lease-up as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 11/3/03	Date of Completion	Estimated Date of Stabilization

Camden Oak Crest
Houston, TX	364	$22.3	76%	2Q03	2Q04
Camden Tuscany
San Diego, CA	160	38.9	96%	3Q03	4Q03
Camden Sierra at Otay Ranch
Chula Vista, CA	422	58.8	82%	3Q03	1Q04

	946	$120.0

At September 30, 2003, we had one property under development as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred At 9/30/03	Estimated Date of Completion	Estimated Date of Stabilization

Camden Harbor View
Long Beach, CA	538	$137.5	$133.6	1Q04	4Q04

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Our consolidated balance sheet at September 30, 2003 included $236.5 million related to properties under development, including land. Of this amount, $91.1 million relates to our one project currently under development. Additionally, we have $145.4 million invested in land held for future development. Included in this amount is $73.7 million related to projects we expect to begin constructing within the next nine months. We also have $37.1 million invested in land tracts adjacent to current development projects which are being utilized in conjunction with those projects. Upon completion of these current development projects we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Total property revenue per apartment home per month	$730	$732	$720	$729
Annualized total property expenses per apartment home	$3,655	$3,379	$3,528	$3,314
Weighted average number of operating apartment homes	46,581	45,892	46,237	45,258

Weighted average occupancy, by region
West	95.0%	94.4%	93.8%	93.1%
Central	93.0%	92.3%	91.2%	92.5%
East	94.2%	90.6%	92.8%	90.1%
Total operating properties owned 100%	93.9%	92.5%	92.4%	92.1%

Comparison of the Quarters Ended September 30, 2003 and September 30, 2002

        Income from continuing operations decreased $3.6 million, or 37.7%, from $9.5 million to $5.9 million for the quarters ended September 30, 2002 and 2003, respectively. The weighted average number of operating apartment homes for the third quarter of 2003 increased by 689 apartment homes, or 1.5%, to 46,581 from 45,892 for the third quarter of 2002. The increase in the weighted average number of operating apartment homes was due to the acquisition of three properties totaling 936 apartment homes and an increase in occupancy at our newly constructed properties. These increases were offset by our disposition of two properties with 786 apartment homes. Total operating properties we owned 100% were 127 and 124 at September 30, 2003 and 2002, respectively. The weighted average number of apartment homes and the number of operating properties excludes the impact of our ownership interest in properties owned in joint ventures, and the impact from properties classified as discontinued operations.

        Our apartment communities generate rental and other revenues through the leasing of apartment homes. Total property revenues comprised 97% of our total revenues for the quarters ended September 30, 2003 and 2002. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income decreased $2.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million, or 4.0%, from $62.0 million to $59.5 million for the quarters ended September 30, 2002 and 2003, respectively.

        The following table presents the components of net operating income for the quarters ended September 30, 2003 and 2002.

($ in thousands)
	Apartment Homes	Three Months Ended September 30,		Change
	at 9/30/03	2003	2002	$	%

Property revenues
Same property communities	42,137	$89,928	$91,081	$(1,153)	(1.3)%
Non-same property communities	3,714	9,306	7,282	2,024	27.8
Development and lease-up communities	1,484	2,645	--	2,645	--
Dispositions/other	--	199	2,373	(2,174)	(91.6)

Total property revenues	47,335	102,078	100,736	1,342	1.3

Property expenses
Same property communities	42,137	37,672	35,278	2,394	6.8
Non-same property communities	3,714	3,596	2,819	777	27.6
Development and lease-up communities	1,484	1,122	--	1,122	--
Dispositions/other	--	174	665	(491)	(73.8)

Total property expenses	47,335	42,564	38,762	3,802	9.8

Property net operating income
Same property communities	42,137	52,256	55,803	(3,547)	(6.4)
Non-same property communities	3,714	5,710	4,463	1,247	27.9
Development and lease-up communities	1,484	1,523	--	1,523	--
Dispositions/other	--	25	1,708	(1,683)	(98.5)

Total property net operating income	47,335	$59,514	$61,974	$(2,460)	(4.0)%

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

        Total property revenues for the quarter ended September 30, 2003 increased 1.3% as compared to the same quarter in 2002, but decreased from $732 to $730 on a per apartment home per month basis. Total property revenues from our same store properties decreased 1.3%, from $91.1 million for the third quarter of 2002 to $89.9 million for the third quarter of 2003, which represents a decrease of $9 on a per apartment home per month basis. For same store properties, rental rates on a per apartment home per month basis have increased $18 from the third quarter of 2002 to the third quarter of 2003, and vacancy loss decreased $10 per apartment home over the same period. These increases in revenues were offset by increases in concessions granted which increased $37 per apartment home per month from the third quarter of 2002 to the third quarter of 2003.

        Property revenues from our non-same store, development and lease-up properties increased from $7.3 million for the third quarter of 2002 to $12.0 million for the third quarter of 2003. The decrease in property revenues from the third quarter of 2002 to the third quarter of 2003 attributable to property dispositions was $2.2 million. Our weighted average occupancy, excluding current development and lease up properties, was 93.9% for the third quarter of 2003, compared to 92.5% for the third quarter of 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Fee and asset management revenues in 2003 increased $0.7 million over 2002. This increase was primarily due to fees earned on third party construction and development projects. Other revenues for the quarter ended September 30, 2003 decreased $1.4 million from the same quarter ended 2002. Other revenues for the three months ended September 30, 2002 included $0.9 million in revenues from the sale of townhomes and $1.1 million of interest income from our third party development program. This program was completed in 2002. Other revenues for the third quarter of 2003 included approximately $0.8 million of interest income related to our mezzanine financing program which we began in the third quarter of 2002. Interest income from this program for the third quarter of 2002 totaled $0.1 million.

        Total property expenses for the quarter ended September 30, 2003 increased $3.8 million, or 9.8%, as compared to the same quarter in 2002, and increased from $3,379 to $3,655 on an annualized per apartment home basis. Total property expenses from our same store properties increased 6.8%, from $35.3 million for the third quarter of 2002 to $37.7 million for the third quarter of 2003. The increase in same store property expenses per apartment home is due to increases in real estate taxes, property insurance premiums and marketing expenses. Property expenses from our non-same store, development and lease-up properties increased from $2.8 million for the third quarter of 2002 to $4.7 million for the third quarter of 2003, which represents an increase of 67.4%, which is consistent with the increase in revenues during the same period. The decrease in property expenses from the third quarter of 2002 to the third quarter of 2003 attributable to property dispositions was $0.5 million.

        Property management expense, which represents regional supervision and accounting costs related to property operations, was $2.5 million for both the quarters ended September 30, 2002 and September 30, 2003.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, remained constant at $0.6 million for the quarters ended September 30, 2002 and 2003.

        General and administrative expenses remained constant, at $3.9 million, which was 3.7% of revenues for the quarters ended September 30, 2002 and 2003, respectively.

        Gross interest cost before interest capitalized to development properties increased $1.3 million, or 6.2%, from $21.1 million for the quarter ended September 30, 2002 to $22.4 million for the quarter ended September 30, 2003. The overall increase in interest expense was due to higher average debt balances during 2003 which were incurred to fund our increase in real estate assets. This increase was partially offset by declines in the average interest rate on our outstanding debt. Interest capitalized increased from $3.0 million to $3.8 million for the quarters ended September 30, 2002 and 2003, respectively, due to higher average balances in our development pipeline.

        Depreciation and amortization increased from $26.1 million for the third quarter of 2002 to $27.0 million for the third quarter of 2003. This increase was due to new development, property acquisition and capital improvements placed in service during the past year.

        Gain on sale of properties for the quarter ended September 30, 2003 was from the sale of 7.9 acres of undeveloped land located in Houston.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Nine months Ended September 30, 2003 and September 30, 2002

        Income from continuing operations decreased $13.9 million, or 40.8%, from $34.1 million to $20.2 million for the nine months ended September 30, 2002 and 2003, respectively. The weighted average number of operating apartment homes for the first nine months of 2003 increased by 979 apartment homes, or 2.2%, to 46,237 from 45,258 for the first nine months of 2002. The increase in the weighted average number of operating apartment homes was due to the acquisition of three properties totaling 936 apartment homes and an increase in occupancy at our newly constructed properties. These increases were offset by our disposition of two properties with 786 apartment homes. Total operating properties we owned 100% were 127 and 124 at September 30, 2003 and 2002, respectively. The weighted average number of apartment homes and the number of operating properties excludes the impact of our ownership interest in properties owned in joint ventures, and the impact from properties classified as discontinued operations.

        Our apartment communities generate rental and other revenues through the leasing of apartment homes. Total property revenues comprised 97% of our total revenues for both the nine months ended September 30, 2003 and 2002. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income decreased $7.2 million, or 3.9%, from $184.4 million to $177.3 million for the nine months ended September 30, 2002 and 2003, respectively.

        The following table presents the components of net operating income for the nine months ended September 30, 2003 and 2002.

($ in thousands)

	Apartment Homes	Three Months Ended September 30,		Change
	at 9/30/03	2003	2002	$	%

Property revenues
Same property communities	42,137	$266,504	$272,046	$(5,542)	(2.0)%
Non-same property communities	3,714	27,689	17,782	9,907	55.7
Development and lease-up communities	1,484	4,930	--	4,930	--
Dispositions/other	--	493	7,097	(6,604)	(93.1)

Total property revenues	47,335	299,616	296,925	2,691	0.9

Property expenses
Same property communities	42,137	107,902	103,184	4,718	4.6
Non-same property communities	3,714	11,523	7,157	4,366	61.0
Development and lease-up communities	1,484	2,593	--	2,593	--
Dispositions/other	--	335	2,150	(1,815)	(84.4)

Total property expenses	47,335	122,353	112,491	9,862	8.8

Property net operating income
Same property communities	42,137	158,602	168,862	(10,260)	(6.1)
Non-same property communities	3,714	16,166	10,625	5,541	52.2
Development and lease-up communities	1,484	2,337	--	2,337	--
Dispositions/other	--	158	4,947	(4,789)	(96.8)

Total property net operating income	47,335	$177,263	$184,434	$(7,171)	(3.9)%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Total property revenues for the nine months ended September 30, 2003 increased slightly as compared to the same period in 2002, but decreased from $729 to $720 on a per apartment home per month basis. Total property revenues from our same store properties decreased 2.0%, from $272.0 million for the first nine months of 2002 to $266.5 million for the first nine months of 2003, which represents a decrease of $15 on a per apartment home per month basis. For same store properties, rental rates on a per apartment home per month basis have increased $10 from 2002 to 2003, and vacancy loss decreased $2 per apartment home over the same period. These increases in revenues were offset by increases in concessions granted which increased $27 per apartment home per month from 2002 to 2003.

        Property revenues from our non-same store, development and lease-up properties increased from $17.8 million for the first nine months of 2002 to $32.6 million for the first nine months of 2003. The decrease in property revenues from the first nine months of 2002 to the first nine months of 2003 attributable to property dispositions was $6.6 million.

        Fee and asset management revenues during the first nine months of 2003 increased $1.1 million over 2002. This increase was primarily due to fees earned on third party construction and development projects. Other revenues for the nine months ended September 30, 2003 decreased $3.0 million from the same nine months ended 2002. Other revenues for the nine months ended September 30, 2002 included $4.2 million of interest income from our third party development program. This program was completed in 2002. Other revenues for the first nine months of 2003 included approximately $2.1 million of interest income related to our mezzanine financing program which we began in the third quarter of 2002. Interest income from this program totaled $0.1 million during the nine months ended September 30, 2002.

        Total property expenses for the nine months ended September 30, 2003 increased $9.9 million, or 8.8%, as compared to the same nine months in 2002, and increased from $3,314 to $3,528 on an annualized per apartment home basis. Total property expenses from our same store properties increased 4.6%, from $103.2 million for the first nine months of 2002 to $107.9 million for the first nine months of 2003, which represents an increase of $150 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to increases in property insurance premiums, salary expenses and repairs and maintenance expenses and slight increases in all other expense categories. Property expenses from our non-same store, development and lease-up properties increased from $7.2 million for the first nine months of 2002 to $14.1 million for the first nine months of 2003. The increase in operating expenses during 2003 from our non-same store, development and lease-up properties in consistent with the growth in revenues during the same period. The decrease in property expenses from the first nine months of 2002 to the first nine months of 2003 attributable to property dispositions was $1.8 million.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $7.2 million for the nine months ended September 30, 2002 to $7.5 million for the nine months ended September 30, 2003. This increase was primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $1.6 million for the nine months ended September 30, 2002 to $3.2 million for the nine months ended September 30, 2003. This increase was primarily due to increased costs associated with our third party construction division, including cost overruns on fixed fee projects which totaled $1.9 million for the first nine months of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        General and administrative expenses increased $1.7 million from $10.2 million to $11.9 million, and increased as a percent of revenues from 3.3% to 3.9% for the nine months ended September 30, 2002 and 2003 respectively. The increase was primarily due to increases in salary and benefit expenses, costs associated with pursuing potential transactions that were not consummated and increases in public company related costs.

        Gross interest cost before interest capitalized to development properties increased $7.2 million, or 11.9%, from $60.5 million for the nine months ended September 30, 2002 to $67.7 million for the nine months ended September 30, 2003. The overall increase in interest expense was due to higher average debt balances during 2003 which were incurred to fund our increase in real estate assets. This increase was partially offset by declines in the average interest rate on our outstanding debt. Interest capitalized increased from $7.9 million to $12.3 million for the nine months ended September 30, 2002 and 2003, respectively, due to higher average balances in our development pipeline.

        Depreciation and amortization increased from $76.8 million for the first nine months of 2002 to $80.6 million for the first nine months of 2003. This increase was due to new development, property acquisition and capital improvements placed in service during the past year.

        Gain on sale of properties for the nine months ended September 30, 2003 was from the sale of 61.1 acres of undeveloped land located in Houston. Gain on sale of properties for the nine months ended September 30, 2002 was from the sale of 2.9 acres of undeveloped land located in Houston.

        Equity in income of joint ventures increased $2.8 million from the first nine months of 2002, primarily from gains recognized on sale of properties held in joint ventures. Our portion of the gain recognized on these property sales totaled $1.4 million during 2003.

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

        The interest expense coverage ratio, net of capitalized interest, was 2.9 and 3.4 times for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, 85.2% and 82.1%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.0 years and 6.1 years at September 30, 2003 and 2002, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests, depreciation and amortization and interest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the nine months ended September 30, 2003, we incurred $70.3 million in development costs and no acquisition costs. We are developing one property at an aggregate cost of approximately $137.5 million, $133.6 million of which was incurred through September 30, 2003. At period end, we were obligated for approximately $5.8 million under construction contracts related to this project (a substantial amount of which we expect to fund with debt). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $106.0 million for the nine months ended September 30, 2003, a decrease of $27.6 million, or 20.7%, from the same period in 2002. The decrease in operating cash flow was primarily due to an overall increase in expenses for 2003 as compared to 2002 with no significant increase in revenues during the same period, combined with a decrease in cash flows attributable to discontinued operations. Also, as a result of timing on our construction and development projects, accounts payable increased $13.7 million during the nine months ended September 30, 2002 compared to a decrease of $12.2 million during the same period in 2003.

        Net cash used in investing activities totaled $73.3 million for the nine months ended September 30, 2003 compared to $195.5 million for the same period in 2002. For the nine months ended September 30, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $70.3 million and $15.7 million, respectively. These expenditures were offset by $13.5 million in net proceeds received from townhome sales and the sale of 61.1 acres of undeveloped land during 2003. Additionally, investments in joint ventures decreased $4.6 million during 2003 due to the sale of three properties totaling 482 apartment homes. For the nine months ended September 30, 2002, net cash used in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

investing activities included expenditures for acquisition, property development and capital improvements totaling $99.7 million, $92.1 million and $25.5 million, respectively. These expenditures were offset by $3.8 million in net proceeds received from townhome sales and the sale of 2.9 acres of undeveloped land during 2002. Additionally, the net decrease in investments in third party development properties totaled $20.7 million during 2002 due to the acquisition of two properties offset partially by funding on our three outstanding notes.

        Net cash used in financing activities totaled $30.7 million for the nine months ended September 30, 2003 compared with net cash provided by financing activities totaling $60.4 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we paid distributions totaling $90.7 million. Our line of credit increased $71.0 million for the nine months ended September 30, 2003, primarily to fund our development activities and repay notes payable of $16.7 million. During the nine months ended September 30, 2002, we paid distributions totaling $92.6 million. We also paid $32.0 million during the first nine months of 2002 to repurchase our common shares. Additionally, we received proceeds totaling $149.3 million from the issuance of senior unsecured notes. A portion of the proceeds from this issuance was used to repay notes payable, which decreased $46.2 million for the nine months ended September 30, 2002, and to fund our increase in real estate assets.

        In September 2003, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the third quarter of 2003 which was paid on October 17, 2003 to all common shareholders of record as of September 30, 2003. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

        As of September 30, 2003, we had unsecured debt totaling $1,248.8 million and secured mortgage loans totaling $233.0 million. Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.0 years as of September 30, 2003. Scheduled repayments on outstanding debt, including our line of credit, at September 30, 2003 are as follows:

(In millions)

Year	Amount
2003	$51.0
2004	234.3
2005	61.0
2006	210.4
2007	165.5
2008 and thereafter	759.6

Total	$1,481.8

Financial Flexibility

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate

Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2003.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2003 we had outstanding letters of credit totaling $11.4 million.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        As of September 30, 2003, we had $321.6 million available under our unsecured line of credit. In February 2003, we filed a universal shelf registration statement providing for the issuance of up to $1.0 billion in debt securities, preferred shares, common shares or warrants. This registration statement was combined with the $85.5 million remaining from our previous $750 million universal shelf. At September 30, 2003, the total balance of $1.1 billion was available for issuance. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At September 30, 2003, our floating rate debt totaled $244.8 million and had a weighted average interest rate of 1.9%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        A reconciliation of net income to diluted FFO for the three and nine months ended September 30, 2003 and 2002 follows:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Funds from operations:
Net income	$5,938	$10,235	$20,180	$36,334
Real estate depreciation from continuing operations	25,844	25,102	77,129	73,802
Real estate depreciation from discontinued operations	--	536	--	1,605
Adjustments for unconsolidated joint ventures	529	555	152	1,631
Gain on sales of properties	(89)	(3)	(2,171)	(287)
Income allocated to units convertible into common shares	593	276	1,482	1,207

Funds from operations - diluted	$32,815	$36,701	$96,772	$114,292

Weighted average common shares outstanding	39,290	40,645	39,224	40,843
Common share options and awards granted	1,613	1,238	1,379	1,374
Units convertible into common shares	2,440	2,463	2,447	2,464

Weighted average common and common equivalent
shares outstanding - diluted	43,343	44,346	43,050	44,681

Inflation

        We lease apartments under lease terms generally ranging from six to thirteen months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

        The Securities and Exchange Commission has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical account policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset valuation and are discussed in the “Business” section of this Item 2 under “Development and Lease-Up Properties.”

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

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes criteria to identify and assess a company’s interest in variable interest entities

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 31, 2003, and will be effective for all variable interest entities for interim periods beginning after December 15, 2003. Our application of FIN 46 will not require the consolidation of any additional entities.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Our adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of September 30, 2003. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003.

        There has been no change to our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification Pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated November 13, 2003.

		31.2	Certification Pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated November 13, 2003.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Executive Officer dated November 13, 2003.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Chief Financial Officer dated November 13, 2003.

	(b)	Reports on Form 8-K

Current report on Form 8-K dated July 29, 2003 and filed with the Commission on July 30, 2003 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	November 13, 2003

Dennis M. Steen Chief Financial Officer, Sr. Vice President - Finance, and Secretary and Treasurer	Date

29