Form 10-K
period 2003-12-31
CAMDEN PROPERTY TRUST
filed 2004-03-12
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended December 31, 2003
                                                                                                         OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from _______ to _______

Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Other Jurisdiction of Incorporation or Organization) 3 Greenway Plaza, Suite 1300 Houston, Texas (Address of Principle Executive Offices)	76-6088377 (I.R.S. Employer Identification No.) 77046 (Zip Code)
Registrant’s telephone number, including area code: (713) 354-2500 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange

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
Yes   X            No ___

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,341,852,441 based on a June 30, 2003 share price of $34.95.

The number of common shares of beneficial interest outstanding at March 10, 2004 was 39,775,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 5, 2004 are incorporated by reference in Part III.

PART I

Item 1. Business

Introduction

        Camden Property Trust is a real estate investment trust organized on May 25, 1993 and, with our subsidiaries, reports as a single business segment. We are one of the largest real estate investment trusts in the nation with operations related to the ownership, development, construction and management of multifamily apartment communities in ten states. As of December 31, 2003, we owned interests in, operated or were developing 146 properties containing 52,346 apartment homes geographically dispersed in the Sunbelt and Midwestern markets, from Florida to California. Two of our newly developed multifamily properties containing 786 apartment homes were in lease-up at year end. Two of our multifamily properties containing 1,002 apartment homes were under development at December 31, 2003, including 464 apartment homes owned through a joint venture. We also have several sites that we intend to develop into multifamily apartment communities.

2003 Operating Results

        Our 2003 results reflect the difficult operating fundamentals in our industry, including an oversupply of multifamily housing; low interest rates on mortgage debt, which continue to make home purchases attractive; and a slow economic recovery. During 2003, apartment turnover due to home purchases was at the highest level in our history. Despite these challenges, overall occupancy in our portfolio increased during 2003. The increase in occupancy was achieved in part by offering higher concessions in many of our markets. As a result, we experienced a 1.3% decline in revenues from our same-store communities during the year. Total revenues for 2003 increased slightly as income from newly developed communities offset the decline in revenues from our same-store communities and 2002 dispositions.

        We continued to focus on expense control in 2003. Expenses at our same-store communities increased 4.7% during 2003, after increasing only 1.1% in 2002. The increase in 2003 expenses was driven by increases in property insurance expense, real estate taxes, repair and maintenance costs and normal increases in employee related expenses. We were able to take advantage of the lower interest rate environment in 2003, and these savings should continue, as we replace maturing debt with new lower cost debt.

        Although we expect 2004 to remain a challenging economic environment, we believe we are well positioned for growth. Our average borrowing costs should continue to decline as a result of the replacement of higher priced maturing debt. Additionally, our operating results should be positively impacted by the increase in the occupancy levels of our portfolio, and increases in contributions from our California and Houston development properties.

        At December 31, 2003, we had 1,714 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

Operating Strategy

        We believe that producing consistent earnings growth and selectively investing in favorable markets are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

        New Development and Acquisitions. We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities in certain markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities. These abilities are key to our strategy of having a geographically and physically diverse pool of assets, which will meet the needs of our residents. We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management, branding and marketing, have resulted in attractive yields on acquired properties.

        We expect that selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. We believe we understand and effectively manage the risks associated with development, and the risks of new development are justified by higher potential yields.

        Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which should reduce operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon the net operating income produced at their property, rental rate increases and the level of lease renewals achieved. Property net operating income represents total property revenues less total property expenses.

        Operating Strategies. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure we respond timely to residents’ changing needs and to ensure that residents retain a high level of satisfaction.

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

    Dispositions. We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations. We also intend to continue rebalancing our portfolio with the goal of limiting any one market to providing no more than 10% of total net operating income. Our strategy regarding undeveloped land sales has been to integrate the residential and retail components in such a way that enhances the quality of life for our residents.

        As of December 31, 2003, we had operating properties in 16 markets. No single market contributed more than 15% of our net operating income for the year then ended. For the year ended December 31, 2003, Houston, Dallas and Las Vegas contributed 14.4%, 13.9% and 13.8%, respectively, of our net operating income.

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

    Insurance. We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes that may be subject to limitations in certain areas. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Markets and Competition

        Our portfolio consists of middle- to upper-market apartment properties. We target acquisitions and developments in selected markets. Since our initial public offering in 1993, we have diversified into markets in the Southwest, Southeast, Midwest and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we can better respond to changing conditions in each market, reduce market risk and take advantage of opportunities as they arise.

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

Disclosure Regarding Forward-Looking Statements

        We have made statements in this report that are “forward-looking” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items relating to the future. These forward-looking statements include those made in the documents incorporated by reference in this report.

        Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results or performance to differ materially from those included in the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

o	the results of our efforts to implement our property development, construction and acquisition strategies;
o	the effects of economic conditions, including rising interest rates;
o	our ability to generate sufficient cash flows;
o	the failure to qualify as a real estate investment trust;
o	the costs of our capital and debt;
o	changes in our capital requirements;
o	the actions of our competitors and our ability to respond to those actions;
o	the performance of our mezzanine financing program
o	changes in governmental regulations, tax rates and similar matters; and
o	environmental uncertainties and disasters.

        Do not rely on these forward-looking statements, which only represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statement.

Company Website

        To view our current and periodic reports free of charge, please go to our website at www.camdenliving.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of each of our Audit, Compensation, Nominating and Corporate Governance Committees. This information is also available in print to any shareholder who requests it by contacting us at Camden Property Trust, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046, attention: Investor Relations.

Item 2. Properties

The Properties

        Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 144 properties, which we owned interests in and operated at December 31, 2003, averaged 850 square feet of living area.

Operating Properties

        For the year ended December 31, 2003, no single operating property accounted for greater than 2.6% of our total revenues. The operating properties had a weighted average occupancy rate of 93% and 92% for 2003 and 2002, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred and twenty five of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 11 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Properties

1997 - 2003	29
1992 - 1996	29
1987 - 1991	28
1982 - 1986	47
Prior to 1982	11
Property Table The following table sets forth information with respect to our operating properties at December 31, 2003. 6

OPERATING PROPERTIES

					December 2003 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2003 Average Occupancy (1)	Per Apartment	Per Sq. Ft.

ARIZONA
Phoenix
Camden Copper Square	332	2000	786	84.7%	$831	$1.06
Camden Fountain Palms	192	1986/1996	1,050	94.8	772	0.73
Camden Legacy	428	1996	1,067	94.5	923	0.87
Camden Pecos Ranch	272	2001	924	94.1	854	0.92
Camden San Paloma	324	1993/1994	1,042	92.0	1029	0.99
Camden Sierra	288	1997	925	91.9	762	0.82
Camden Towne Center	240	1998	871	95.3	798	0.92
Camden Vista Valley	357	1986	923	95.4	728	0.79
Tucson
Camden Pass	456	1984	559	95.5	470	0.84
Camden View	365	1974	1,026	90.9	725	0.71
CALIFORNIA
Orange County
Camden Crown Valley	380	2001	1,009	94.8	1,512	1.50
Camden Martinique	714	1986	795	96.3	1,319	1.66
Camden Parkside	421	1972	835	95.9	1,187	1.42
Camden Sea Palms	138	1990	891	97.7	1,388	1.56
Camden Sierra at Otay Ranch (2)	422	2003	962	In Lease-Up	1,451	1.51
Camden Tuscany (3)	160	2003	891	96.5	1,937	2.17
Camden Vineyards (3)	264	2002	1,053	94.5	1,295	1.23
COLORADO
Denver
Camden Arbors	358	1986	810	91.9	867	1.07
Camden Caley	218	2000	925	92.0	1,006	1.09
Camden Centennial	276	1985	744	92.6	832	1.12
Camden Denver West (4)	320	1997	1,015	93.5	1,201	1.18
Camden Highlands Ridge	342	1996	1,141	94.3	1,246	1.09
Camden Interlocken	340	1999	1,022	92.7	1,262	1.23
Camden Lakeway	451	1997	919	91.5	1,085	1.18
Camden Pinnacle	224	1985	748	96.4	831	1.11
FLORIDA
Orlando
Camden Club	436	1986	1,077	91.1	885	0.82
Camden Fountains	552	1984/1986	747	93.9	631	0.84
Camden Landings	220	1983	748	95.3	674	0.90
Camden Lee Vista	492	2000	937	91.9	848	0.91
Camden Renaissance	578	1996/1998	899	94.7	814	0.90
Camden Reserve	526	1990/1991	824	91.2	749	0.91
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	92.7	883	0.94
Camden Bay Pointe	368	1984	771	93.9	684	0.89
Camden Bayside	832	1987/1989	748	92.0	733	0.98
Camden Citrus Park	247	1985	704	94.2	653	0.93
Camden Isles	484	1983/1985	722	94.3	644	0.89
Camden Lakes	688	1982/1983	728	92.7	686	0.94
Camden Lakeside	228	1986	728	94.0	693	0.95
Camden Live Oaks	770	1990	1,093	92.8	796	0.73
Camden Preserve	276	1996	942	92.0	954	1.01
Camden Providence Lakes	260	1996	1,024	95.5	837	0.82
Camden Westshore	278	1986	728	93.5	746	1.03
Camden Woods	444	1986	1,223	94.2	821	0.67
Camden Ybor City (3)	454	2002	843	93.7	906	1.08
KENTUCKY
Louisville
Camden Brookside	224	1987	732	91.8	654	0.89
Camden Downs	254	1975	682	96.4	573	0.84
Camden Meadows	400	1987/1990	746	92.1	663	0.89
Camden Oxmoor	432	2000	903	91.6	784	0.87
Camden Prospect Park	138	1990	916	91.8	757	0.83
7

OPERATING PROPERTIES

					December 2003 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2003 Average Occupancy (1)	Per Apartment	Per Sq. Ft.

MISSOURI
Kansas City
Camden Passage	596	1989/1997	832	94.7%	$750	$0.90
St. Louis
Camden Cedar Lakes	420	1986	852	94.4	646	0.76
Camden Cove West	276	1990	828	89.1	973	1.18
Camden Cross Creek	591	1973/1980	947	91.7	850	0.90
Camden Taravue	304	1975	676	92.4	593	0.88
Camden Trace	372	1972	1,158	95.0	810	0.70
Camden Westchase	160	1986	945	93.9	954	1.01
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	93.7	822	0.87
Camden Breeze	320	1989	846	96.1	743	0.88
Camden Canyon	200	1995	987	95.6	812	0.82
Camden Commons	376	1988	936	94.2	828	0.88
Camden Cove	124	1990	898	95.3	752	0.84
Camden Del Mar	560	1995	986	96.7	857	0.87
Camden Fairways	320	1989	896	96.1	808	0.90
Camden Greens	432	1990	892	95.6	784	0.88
Camden Hills	184	1991	579	95.6	561	0.97
Camden Legends	113	1994	792	91.6	796	1.00
Camden Palisades	624	1991	905	93.6	820	0.91
Camden Pines	315	1997	1,005	97.6	832	0.83
Camden Pointe	252	1996	985	95.1	806	0.82
Camden Summit	234	1995	1,187	94.6	1,127	0.95
Camden Tiara	400	1996	1,043	95.6	898	0.86
Camden Vintage	368	1994	978	94.7	811	0.83
Oasis Bay (5)	128	1990	862	96.3	797	0.93
Oasis Crossings (5)	72	1996	983	97.1	794	0.81
Oasis Emerald (5)	132	1988	873	97.0	642	0.74
Oasis Gateway (5)	360	1997	1,146	94.9	873	0.76
Oasis Heritage (5)	720	1986	950	95.3	597	0.63
Oasis Island (5)	118	1990	901	94.7	662	0.73
Oasis Landing (5)	144	1990	938	98.1	724	0.77
Oasis Meadows (5)	383	1996	1,031	95.3	768	0.74
Oasis Palms (5)	208	1989	880	96.1	720	0.82
Oasis Pearl (5)	90	1989	930	91.4	743	0.80
Oasis Place (5)	240	1992	440	96.0	544	1.24
Oasis Ridge (5)	477	1984	391	92.9	454	1.16
Oasis Sands	48	1994	1,125	94.9	815	0.72
Oasis Sierra (5)	208	1998	922	96.8	814	0.88
Oasis Springs (5)	304	1988	838	95.0	630	0.75
Oasis Suites (5)	409	1988	404	78.6	523	1.30
Oasis Vinings (5)	234	1994	1,152	94.8	809	0.70
NORTH CAROLINA
Charlotte
Camden Eastchase	220	1986	698	93.4	635	0.91
Camden Forest	208	1989	703	92.9	665	0.95
Camden Habersham	240	1986	773	92.2	693	0.90
Camden Park Commons	232	1997	859	94.4	776	0.90
Camden Pinehurst	407	1967	1,147	92.4	792	0.69
Camden Timber Creek	352	1984	706	91.1	673	0.95
Greensboro
Camden Glen	304	1980	662	94.7	603	0.91
Camden Wendover	216	1985	795	94.5	671	0.84
8

OPERATING PROPERTIES

					December 2003 Avg. Mo. Rental Rates

Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2003 Average Occupancy (1)	Per Apartment	Per Sq. Ft.

TEXAS
Austin
Camden Briar Oaks	430	1980	711	94.6%	$683	$0.96
Camden Huntingdon	398	1995	903	94.7	875	0.97
Camden Laurel Ridge	183	1986	705	94.3	690	0.98
Camden Ridge View	167	1984	859	94.2	788	0.92
Camden Ridgecrest	284	1995	851	95.1	831	0.98
Camden Woodview	283	1984	644	95.0	680	1.06
Corpus Christi
Camden Breakers	288	1996	861	96.9	801	0.92
Camden Copper Ridge	344	1986	775	97.0	671	0.87
Camden Miramar (6)	652	1994/2002	481	83.1	745	1.55
Dallas/Fort Worth
Camden Addison	456	1996	942	91.3	916	0.97
Camden Buckingham	464	1997	919	94.2	875	0.95
Camden Centreport	268	1997	910	91.8	854	0.94
Camden Cimarron	286	1992	772	87.6	847	1.10
Camden Farmers Market	620	2001	916	93.2	1,158	1.26
Camden Gardens	256	1983	652	88.9	646	0.99
Camden Glen Lakes	424	1979	877	90.0	803	0.92
Camden Highlands	160	1985	816	90.6	692	0.85
Camden Lakeview	476	1985	853	92.2	676	0.79
Camden Legacy Creek	240	1995	831	96.2	829	1.00
Camden Legacy Park	276	1996	871	94.6	849	0.97
Camden Oaks	446	1985	730	88.6	689	0.94
Camden Oasis	602	1986	548	87.0	608	1.11
Camden Place	442	1984	772	91.6	663	0.86
Camden Ridge	208	1985	829	95.2	663	0.80
Camden Springs	304	1987	713	87.6	654	0.92
Camden Terrace	340	1984	848	92.5	656	0.77
Camden Towne Village	188	1983	735	92.0	679	0.92
Camden Trails	264	1984	733	88.8	637	0.87
Camden Valley Creek	380	1984	855	94.6	718	0.84
Camden Valley Park	516	1986	743	89.8	727	0.98
Camden Valley Ridge	408	1987	773	91.3	651	0.84
Camden Westview	335	1983	697	92.0	668	0.96
Houston
Camden Baytown	272	1999	844	93.2	738	0.87
Camden Creek	456	1984	639	91.4	642	1.01
Camden Crossing	366	1982	762	92.1	633	0.83
Camden Greenway	756	1999	861	91.2	1,016	1.18
Camden Holly Springs	548	1999	934	89.7	949	1.02
Camden Midtown	337	1999	843	93.4	1,083	1.28
Camden Oak Crest (2)	364	2003	870	In Lease-Up	938	1.08
Camden Park	288	1995	866	90.5	864	1.00
Camden Steeplechase	290	1982	748	93.9	649	0.87
Camden Stonebridge	204	1993	845	91.6	843	1.00
Camden Sugar Grove	380	1997	917	88.2	878	0.96
Camden Vanderbilt	894	1996/1997	863	92.8	1,074	1.25
Camden West Oaks	671	1982	726	93.6	610	0.84
Camden Wilshire	536	1982	761	94.6	615	0.81
Camden Wyndham	448	1978/1981	797	93.7	591	0.74

Total	51,344		850	92.9%	$812	$0.95

(1)	Represents average physical occupancy for the year, except as noted below.
(2)	Properties under lease-up at December 31, 2003.
(3)	Development property - average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(4)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(5)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.
(6)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

9

Completed Properties In Lease-Up

        The completed properties in lease-up table is incorporated herein by reference from page 5 of our Annual Report to Shareholders for the year ended December 31, 2003, which page is filed as Exhibit 13.1.

Development Property

        The total budgeted cost of the wholly owned development property is approximately $144.5 million, with a remaining cost to complete, as of December 31, 2003, of approximately $6.0 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development property or its performance will be comparable to that of our existing portfolio.

Development Property Table

        The development property table is incorporated herein by reference from page 5 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1.

        Management believes that we possess the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, projected market rents and expenses, projected local area job growth, cost of single family housing in the area and availability of land for competing development properties. In order to pursue a development opportunity, we currently require a minimum initial stabilized target return of 7% to 10%. This minimum target return is based on projected market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

Item 3.    Legal Proceedings

        Prior to our merger with Oasis Residential, Inc. in 1998, Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act (the “Fair Housing Act”) as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants’ policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis had designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants’ alleged unlawful practices to positions they would have been in but for the discriminatory conduct, and (c) designing or constructing any covered multifamily dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

        With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. On January 30, 2001, a consent decree was ordered and executed in the above Justice Department action. Under the terms of the decree, we were ordered to make certain retrofits and implement certain educational programs and Fair Housing advertising. These changes are to take place over five years. The costs associated with complying with the decree have been accrued for and are not material to our consolidated financial statements.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

        Information with respect to this Item 5 is incorporated herein by reference from page 48 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 10, 2004, was 1,166.

Item 6.    Selected Financial Data

        Information with respect to this Item 6 is incorporated herein by reference from pages 43 and 44 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information with respect to this Item 7 is incorporated herein by reference from pages 2 through 18 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        Information with respect to this Item 7A is incorporated herein by reference from page 11 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and supplementary financial information for the years ended December 31, 2003, 2002 and 2001 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 19 through 42 of our Annual Report to Shareholders for the year ended December 31, 2003, which is filed as Exhibit 13.1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.   Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2003.

        There has been no change to our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

        Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2004 in connection with the Annual Meeting of Shareholders to be held May 5, 2004.

Item 11.   Executive Compensation

        Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2004 in connection with the Annual Meeting of Shareholders to be held May 5, 2004.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2004 in connection with the Annual Meeting of Shareholders to be held May 5, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,672,267	$31.38	4,490,250
Equity compensation plans not
approved by security holders	--	--	--

Total	3,672,267	$31.38	4,490.250

Item 13.   Certain Relationships and Related Transactions

        Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2004 in connection with the Annual Meeting of Shareholders to be held May 5, 2004.

Item 14.   Principal Accountant Fees and Services

        Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2004 in connection with the Annual Meeting of Shareholders to be held May 5, 2004.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements:

Our financial statements and supplementary financial information for the years ended December 31, 2003, 2002 and 2001 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 19 through 42 of our Annual Report to the Shareholders for the year ended December 31, 2003, which pages are filed as Exhibit 13.1.

(2) Financial Statement Schedule:

The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 is filed as part of this Report.

(3) Index to Exhibits:

            Number   Title

2.1	Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed December 17, 1997 (File No. 1-12110).

2.2	Amendment No. 1, dated February 4, 1998, to the Agreement and Plan of Merger, dated December 16, 1997, among Camden Property Trust, Camden Subsidiary II, Inc. and Oasis Residential, Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed February 5, 1998 (File No. 1-12110).

2.3	Contribution Agreement, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.1 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

2.4	Agreement of Purchase and Sale, dated June 26, 1998, by and between Camden Subsidiary, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.2 to Camden Property Trust's Form 8-K filed July 15, 1998 (File No. 1-12110).

2.5	Agreement of Purchase and Sale, dated June 26, 1998, by and between NQRS, Inc. and Sierra-Nevada Multifamily Investments, LLC. Incorporated by reference from Exhibit 2.3 to Camden Property Trust's Form 8-K filed July 15, 1998 (Filed No. 1-12110).

3.1	Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-Q filed August 14, 1997 (File No. 1-12110).

3.3	Second Amended and Restated Bylaws of Camden Property Trust. Incorporated by reference from Exhibit 3.3 to Camden Property Trust's Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

4.1	Specimen certificate for Common Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Registration Statement on Form S-11 filed September 15, 1993 (File No. 33-68736).

4.2	Indenture dated as of April 1, 1994 by and between Camden Property Trust and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Registration Statement on Form S-11 filed April 12, 1994 (File No. 33-76244).

4.3	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust's Form 8-K filed February 15, 1996 (File No. 1-12110).

4.4	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to Camden Property Trust's Form 8-K filed February 15, 1996 (File No. 1-12110).

4.5	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed December 2, 1996 (File No. 1-12110).

4.6	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-3 filed February 12, 2003 (File No. 333-103119).

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 99.3 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

4.8*	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein.

4.9	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

4.10*	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003.

4.11	Form of Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.11 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

4.12	Form of First Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.12 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

4.13	Form of Second Amendment to Statement of Designation of Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest of Camden Property Trust. Incorporated by reference from Exhibit 4.13 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

4.14	Form of Camden Property Trust 7% Note due 2004. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed April 20, 1999 (File No. 1-12110).

4.15	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed February 20, 2001 (File No. 1-12110).

4.16	Form of Camden Property Trust 7.625% Note due 2011. Incorporated by reference from Exhibit 4.4 to Camden Property Trust’s Form 8-K filed February 20, 2001 (File No. 1-12110).

4.17	Form of Camden Property Trust’s 6.75% Note due 2010. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed September 17, 2001 (Filed No. 1-12110).

4.18	Form of Camden Property Trust 5.875% Note due 2007. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed June 4, 2002 (File No. 1-12110).

4.19	Form of Camden Property Trust 5.875% Note due 2012. Incorporated by reference from Exhibit 4.3 to Camden Property Trust's Form 8-K filed November 25, 2002 (File No. 1- 12110).

4.20	Form of Camden Property Trust 5.375% Note due 2013. Incorporated by reference from Exhibit 4.2 to Camden Property Trust's Form 8-K filed December 9, 2003 (File No. 1-12110).

10.1	Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust's Registration Statement on Form S-11 filed July 9, 1993 (File No. 33-63588).

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and Richard J. Campo. Incorporated by reference from Exhibit 10.1 to Camden Property Trust's Form 10-Q filed August 12, 2003 (File No. 1-12110).

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and D. Keith Oden. Incorporated by reference from Exhibit 10.2 to Camden Property Trust's Form 10-Q filed August 12, 2003 (File No. 1-12110).

10.4	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to Camden Property Trust’s Form 10-K filed March 28, 1997 (File No. 1-12110).

10.5	Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to Camden Property Trust's Form 10-K filed March 28, 1997 (File No. 1-12110).

10.6	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to Camden Property Trust’s Form 8-K filed March 21, 1997 (File No. 1-12110).

10.7*	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees.

10.8*	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers.

10.9*	Form of Master Exchange Agreement between Camden Property Trust and certain key employees.

10.10*	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers.

10.11	Form of Credit Agreement dated August 15, 2002 between Camden Property Trust and Bank of America, N.A. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed August 21, 2002 (File No. 1-12110).

10.12	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form S-4 filed on February 26, 1997 (File No. 333-22411).

10.13	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed July 15, 1998 (File No. 1-12110).

10.14	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

10.15	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis Residential, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

10.16	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999. Incorporated by reference from Exhibit 99.2 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999. Incorporated by reference from Exhibit 10.15 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.19*	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003.

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999. Incorporated by reference from Exhibit 10.16 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000. Incorporated by reference from Exhibit 10.17 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.18 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.23	Camden Property Trust 1999 Employee Share Purchase Plan. Incorporated by reference from Exhibit 10.19 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.24	Form of Senior Executive Loan Guaranty between Camden Operating L.P., Camden USA, Inc. and Bank One, NA. Incorporated by reference from Exhibit 10.20 to Camden Property Trust's Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.25	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.1 to Camden Property Trust's Form 10-Q filed May 3, 2002 (File No. 1-12110).

10.26	Camden Property Trust Short Term Incentive Plan. Incorporated by reference from Exhibit 10.2 to Camden Property Trust's Form 10-Q filed May 3, 2002 (File No. 1-12110).

12.1*	Statement re Computation of Ratios

13.1*	Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 2003.

14.1*	Form of Code of Ethical Conduct for Senior Financial Officers of Camden Property Trust.

21.1*	Subsidiaries of Camden Property Trust.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of Attorney for Richard J. Campo, D. Keith Oden, Dennis M. Steen, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, F. Gardner Parker and Steven A. Webster.

31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 12, 2004.

31.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 12, 2004.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

_____________________

*Filed herewith.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated November 6, 2003 was filed with the Commission on November 7, 2003, contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

Current Report on Form 8-K, dated December 4, 2003 was filed with the Commission on December 9, 2003 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 12, 2004	CAMDEN PROPERTY TRUST

By: /s/ Dennis M. Steen Dennis M. Steen Chief Financial Officer, Sr. Vice President -Finance and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board of Trust	March 12, 2004
Richard J. Campo	Managers and Chief Executive Officer
(Principal Executive Officer)

*	President, Chief Operating Officer and	March 12, 2004
D. Keith Oden	Trust Manager

/s/Dennis M. Steen	Chief Financial Officer, Senior Vice	March 12, 2004
Dennis M. Steen	President-Finance and Secretary
(Principal Financial Officer)

*	Trust Manager	March 12, 2004
William R. Cooper

*	Trust Manager	March 12, 2004
George A. Hrdlicka

*	Trust Manager	March 12, 2004
Scott S. Ingraham

*	Trust Manager	March 12, 2004
Lewis A. Levey

*	Trust Manager	March 12, 2004
F. Gardner Parker

*	Trust Manager	March 12, 2004
Steven A. Webster

*By: /s/Dennis M. Steen
Dennis M. Steen Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(1) are listed below:

CAMDEN PROPERTY TRUST

Page
Independent Auditors' Report (included herein)	F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 19 through 42 of our Annual Report to Shareholders for the year ended December 31, 2003):

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002
     and 2001
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002
     and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002
     and 2001
Notes to Consolidated Financial Statements

The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation	S-1

F-1

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust and subsidiaries (“Camden”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 9, 2004; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Camden Property Trust, listed in Item 15. This financial statement schedule is the responsibility of Camden’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March
9, 2004

F-2

Schedule III

CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

(In thousands)

Description		Encumbrances	Initial Cost to Camden Property Trust		Cost Capitalized Subsequent To Acquisition Or Development	Gross Amount at Which Carried at December 31, 2003 (a)

Property Name	Location		Land	Building and Improvements		Land	Building and Improvements	Total

Apartments	TX	$27,045	$128,402	$659,574	$76,715	$128,402	$736,289	$864,691
Apartments	AZ	--	27,465	172,703	10,791	27,465	183,494	210,959
Apartments	CA	47,101	79,820	316,985	10,250	79,820	327,235	407,055
Apartments	CO	30,742	21,907	164,470	7,456	21,907	171,926	193,833
Apartments	FL	14,277	59,032	411,294	36,554	59,032	447,848	506,880
Apartments	KY	17,100	5,107	66,993	5,975	5,107	72,968	78,075
Apartments	MO	43,552	18,148	120,848	16,513	18,148	137,361	155,509
Apartments	NV	39,171	48,767	314,111	19,360	48,767	333,471	382,238
Apartments	NC	12,810	11,842	75,099	13,523	11,842	88,622	100,464
Properties under Development	CA	--	37,718	71,304	--	37,718	71,304	109,022
Properties under Development	FL	--	3,331	3,804	--	3,331	3,804	7,135
Properties under Development	TX	--	48,068	24,894	--	48,068	24,894	72,962

Total		$231,798	$489,607	$2,402,079	$197,137	$489,607	$2,599,216	$3,088,823

Description		Accumulated Depreciation(a)	Date Constructed Or Acquired	Depreciable Life (Years)

Property Name	Location

Apartments	TX	$215,659	1993-2003	3 - 35
Apartments	AZ	43,833	1994-2002	3 - 35
Apartments	CA	26,967	1998-2003	3 - 35
Apartments	CO	30,954	1998-2000	3 - 35
Apartments	FL	99,272	1997-2003	3 - 35
Apartments	KY	19,654	1997-2000	3 - 35
Apartments	MO	51,543	1997	3 - 35
Apartments	NV	72,043	1998-1999	3 - 35
Apartments	NC	41,763	1997	3 - 35
Properties under Development	CA	--	1998-2003	3 - 35
Properties under Development	FL	--	1998-2003	3 - 35
Properties under Development	TX	--	1998-2003	3 - 35

Total		$601,688

(a)         The aggregate cost for federal income tax purposes at December 31, 2003 was $3.0 billion.

      The changes in total real estate assets, excluding investments in joint ventures and third party development properties, for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Balance, beginning of year	$3,020,584	$2,736,474	$2,623,729
Additions during year:
Acquisitions	--	245,836	20,634
Development	79,970	128,312	76,562
Improvements	22,287	33,733	26,655
Deductions during year:
Cost of real estate sold	(34,018)	(123,771)	(11,106)

Balance, end of year	$3,088,823	$3,020,584	$2,736,474

       The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2003	2001

Balance, beginning of year	$498,776	$422,154	$326,723
Depreciation	103,354	100,991	98,400
Real estate sold	(442)	(24,369)	(2,969)

Balance, end of year	$601,688	$498,776	$422,154

S-1