Form 10-Q
period 2004-03-31
CAMDEN PROPERTY TRUST
filed 2004-05-07
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 1, 2004, there were 39,807,615 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST
Table of Contents

PART I.    FINANCIAL INFORMATION Item 1.      Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2004	December 31, 2003

ASSETS
Real estate assets, at cost
Land	$404,113	$400,490
Buildings and improvements	2,538,193	2,499,214

	2,942,306	2,899,704
Accumulated depreciation	(627,808)	(601,688)

Net operating real estate assets	2,314,498	2,298,016
Properties under development, including land	156,466	189,119
Investment in joint ventures	10,754	11,033
Land held for sale	1,800	--

Total real estate assets	2,483,518	2,498,168
Accounts receivable - affiliates	28,984	25,997
Notes receivable
Affiliates	9,335	9,017
Other	41,685	41,416
Other assets, net	42,922	40,951
Cash and cash equivalents	3,836	3,357
Restricted cash	6,794	6,655

Total assets	$2,617,074	$2,625,561

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable
Unsecured	$1,291,074	$1,277,879
Secured	230,622	231,798
Accounts payable	26,112	26,150
Accrued real estate taxes	14,165	27,407
Accrued expenses and other liabilities	54,397	50,111
Distributions payable	30,974	30,946

Total liabilities	1,647,344	1,644,291

Commitments and contingencies

Minority interests
Units convertible into perpetual preferred shares	149,815	149,815
Units convertible into common shares	45,711	46,570

Total minority interests	195,526	196,385

Shareholders' equity
Common shares of beneficial interest	484	483
Additional paid-in capital	1,340,564	1,330,512
Distributions in excess of net income	(314,720)	(297,808)
Unearned restricted share awards	(15,937)	(11,875)
Treasury shares, at cost	(236,187)	(236,427)

Total shareholders' equity	774,204	784,885

Total liabilities and shareholders' equity	$2,617,074	$2,625,561

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)
	Three Months Ended March 31,

	2004	2003

Revenues
Rental revenues	$96,305	$90,101
Other property revenues	8,465	7,591

Total property revenues	104,770	97,692
Fee and asset management	2,181	1,770
Other revenues	4,281	1,612

Total revenues	111,232	101,074

Expenses
Property operating and maintenance	30,394	28,356
Real estate taxes	11,510	11,164

Total property expenses	41,904	39,520
Property management	2,869	2,537
Fee and asset management	989	1,563
General and administrative	4,186	3,611
Other expenses	--	1,077
Interest	21,135	18,356
Depreciation	26,609	25,929
Amortization of deferred financing costs	764	626

Total expenses	98,456	93,219

Income before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests	12,776	7,855
Gain on sale of land	1,255	1,423
Impairment loss on land held for sale	(1,143)	--
Equity in income of joint ventures	99	2,643
Income allocated to minority interests
Distributions on units convertible into perpetual preferred shares	(2,843)	(3,218)
Income allocated to units convertible into common shares	(756)	(369)

Net income	$9,388	$8,334

Earnings per share - basic	$0.23	$0.21

Earnings per share - diluted	$0.22	$0.20

Distributions declared per common share	$0.635	$0.635

Weighted average number of common shares outstanding	40,031	39,164

Weighted average number of common and common dilutive equivalent
shares outstanding	42,146	42,752

See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Three Months Ended March 31,

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$9,388	$8,334
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	26,609	25,929
Amortization of deferred financing costs	764	626
Equity in income of joint ventures	(99)	(2,643)
Gain on sale of land	(1,255)	(1,423)
Impairment loss on land held for sale	1,143	--
Income allocated to units convertible into common shares	756	369
Accretion of discount on unsecured notes payable	195	166
Net change in operating accounts	(8,115)	(8,630)

Net cash provided by operating activities	29,386	22,728

CASH FLOW FROM INVESTING ACTIVITIES
Increase in real estate assets	(14,341)	(32,452)
Net proceeds from sale of land and townhomes	3,451	4,929
Distributions from joint ventures	378	7,110
Increase in notes receivable - other	(269)	--
Other	(806)	(384)

Net cash used in investing activities	(11,587)	(20,797)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in unsecured line of credit and short term borrowings	18,000	31,000
Repayment of notes payable	(6,176)	(1,188)
Distributions to shareholders and minority interests	(30,945)	(30,173)
Net increase in accounts receivable - affiliates	(97)	(448)
Increase in notes receivable - affiliates	(318)	--
Common share options exercised	1,944	6
Other	272	412

Net cash used in financing activities	(17,320)	(391)

Net increase in cash and cash equivalents	479	1,540

Cash and cash equivalents, beginning of period	3,357	405

Cash and cash equivalents, end of period	$3,836	$1,945

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of interest capitalized	$14,128	$13,079
Interest capitalized	2,602	4,268

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Value of shares issued under benefit plans, net	$5,394	$3,837
Conversion of operating partnership units to common shares	--	90

See Notes to Consolidated Financial Statements. 5

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization and Significant Accounting Policies

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

        Camden Property Trust is a self-administered and self-managed real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of March 31, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 52,996 apartment homes located in ten states. At March 31, 2004, we had two recently completed multifamily properties containing 786 apartment homes in lease-up. Four of our multifamily properties containing 1,652 apartment homes were under development at March 31, 2004, including 464 apartment homes owned through a joint venture. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of March 31, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the three months ended March 31, 2004, Houston, Las Vegas and Dallas contributed 14.5%, 13.6% and 13.5%, respectively, to our net operating income.

        Approximately 24% of our multifamily apartment units at March 31, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Significant Accounting Policies

        Real Estate Assets, at Cost.    Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes that are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        Capitalized interest was $2.6 million for the three months ended March 31, 2004, and $4.3 million for the three months ended March 31, 2003. Capitalized real estate taxes were $0.7 million for the three months ended March 31, 2004 and $0.5 million for the three months ended March 31, 2003. All operating expenses, excluding depreciation, associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

        We capitalized $4.8 million and $4.7 million in the quarters ended March 31, 2004 and 2003, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $7.3 million and $6.8 million for the quarters ended March 31, 2004 and 2003, respectively. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

        If an event or change in circumstances indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value, less costs to sell.

        During the first quarter of 2004, 2.4 acres of undeveloped land held in Dallas was classified as land held for sale, upon the commencement of a plan to dispose of the asset. In conjunction with our decision to dispose of the asset, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell. The net fair value expected to be received is estimated to be $1.8 million.

        Stock-based Employee Compensation.   During the first quarter of 2004, we granted 128,303 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the three month period ended March 31, 2004, 116,336 restricted shares became fully vested.

        During the first quarter of 2004, we also granted options to purchase 411,000 common shares with an exercise price of $42.90 per share, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the three month period ended March 31, 2004, previously granted options to purchase 306,286 shares became exercisable, and 516,777 options were exercised at a weighted average price of $34.34 per share.

        Prior to 2003, we accounted for option grants under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Beginning on January 1, 2003, we adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. As a result of adoption, we recognize stock-based employee compensation as new options are awarded. During the quarters ended March 31, 2004 and 2003, we expensed $0.2 million and $27,000, respectively, associated with awards that are now being expensed under the fair value method.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding unvested awards in each period:

(in thousands, except per share data)
	Three Months Ended March 31,

	2004	2003

Net income, as reported	$9,388	$8,334
Add: stock-based employee compensation expense included
in reported net income	950	814
Deduct: total stock-based employee compensation expense
determined under fair value based method for all awards	(1,260)	(1,019)

Pro forma net income	$9,078	$8,129

Earnings per share:
Basic - as reported	$0.23	$0.21
Basic - pro forma	0.23	0.21
Diluted - as reported	0.22	0.20
Diluted - pro forma	0.22	0.20

        The fair value of each option granted in 2004 and 2003, respectively, was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.2% and 4.0%, expected life of ten years, dividend yield of 5.9% and 8.1%, and expected share volatility of 18.0% and 18.3%. The weighted average fair value of options granted in 2004 and 2003, respectively, was $3.83 and $1.38 per share, and will be amortized over the vesting period in accordance with SFAS No. 148.

        Recent Accounting Pronouncements.   In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”), which was revised in December 2003. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective for periods ending after March 15, 2004. Our application of FIN 46 did not require the consolidation of any additional entities.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, as amended, was effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

    Reclassifications.   Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentation.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

2.    Earnings Per Share

        Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2004, 1.9 million units convertible into common shares were not included in the diluted earnings per share calculation as they were anti-dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

(in thousands, except per share amounts)
	Three Months Ended March 31,

	2004	2003

Basic earnings per share calculation
Net income	$9,388	$8,334

Net income - per share	$0.23	$0.21

Weighted average number of common shares outstanding	40,031	39,164

Diluted earnings per share calculation
Net income	$9,388	$8,334
Income allocated to units convertible into common shares	13	369

Net income, as adjusted	$9,401	$8,703

Net income, as adjusted - per share	$0.22	$0.20

Weighted average common shares outstanding	40,031	39,164
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,553	1,132
Units convertible into common shares	562	2,456

Weighted average common shares outstanding, as adjusted	42,146	42,752

3.    Investments in Joint Ventures

        In December 2003, Camden USA, Inc., one of our wholly owned subsidiaries, contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million, and approximately $12.7 million in cash. The remaining 80% interest is owned by Westwind Equity, LLC, an unrelated third party, which contributed $5.8 million to the joint venture. We entered into this transaction to reduce the risk associated with entering into a new market. The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million. Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture. We are providing development services to the joint venture, and fees earned for these services totaled $0.4 million for the quarter ended March 31, 2004. At March 31, 2004, the joint venture had total assets of $28.3 million and had third-party secured debt totaling $11.6 million.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

4.    Third Party Construction Services

        Our construction division performs services for our internally developed communities, as well as provides construction management and general contracting services for third-party owners of multifamily, commercial and retail properties. We are currently under contract on projects ranging from $0.8 million to $17.2 million. We earn fees on these projects ranging from 4% to 13% of the total contracted construction cost, which we recognize when they are earned. Fees earned from third-party construction projects totaled $0.6 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, and are included in fee and asset management revenues in our consolidated statements of operations.

        During the three months ended March 31, 2004 and 2003, we recorded cost overruns of $0.5 million and $1.2 million, respectively, on fixed fee projects, which represented the estimate of our remaining costs to complete the projects. These cost overruns are included in fee and asset management expenses in our consolidated statements of operations.

5.    Notes Receivable

        We have a mezzanine financing program under which we provide financing to owners of real estate properties. We had $41.7 million in secured notes receivable outstanding as of March 31, 2004. These notes, which mature through 2008, accrue interest at rates ranging from 5% to 18%, which is recognized as earned.

        The following is a summary of our notes receivable under this program:

($ in millions)
Location	Property Type (s)	Status	Apartment Homes	Mar 31, 2004	Dec 31, 2003

Dallas/Fort Worth, Texas	Multifamily	Stabilized	738	$11.4	$11.4
Las Vegas, Nevada	Multifamily	Stabilized/Development	560	7.6	7.4
Reno, Nevada	Multifamily	Stabilized	450	5.4	5.4
Houston, Texas	Multifamily/Commercial	Predevelopment/Development	--	4.7	4.7
San Jose, California	Multifamily	Stabilized	117	3.6	3.6
Denver, Colorado	Multifamily	Stabilized	279	3.5	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.4

	Total		2,800	$41.7	$41.4

         We have reviewed the terms and conditions underlying each note and management believes that none of these notes qualify for consolidation as a variable interest entity. Management believes that these notes appear to be collectable, and no impairment existed at March 31, 2004.

        In December 2003, in connection with a joint venture transaction discussed in Note 3, we provided mezzanine financing to the joint venture, in which we own a 20% interest. As of March 31, 2004, the balance of the note receivable totaled $9.3 million. Interest on the note accrues at 14% and the note will mature in 2006.

CAMDEN PROPERTY TRUST Notes to Consolidated Financial Statements (Unaudited)

6.    Notes Payable

The following is a summary of our indebtedness:

(In millions)
	March 31, 2004	December 31, 2003

Unsecured line of credit and short term borrowings	$65.0	$47.0

Senior unsecured notes
7.14% Notes, due 2004	200.0	199.9
7.11% - 7.28% Notes, due 2006	174.6	174.5
5.98% Notes, due 2007	149.5	149.5
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.5	149.5
5.93% Notes, due 2012	199.2	199.2
5.45% Notes, due 2013	198.9	198.9

	1,171.6	1,171.4

Medium term notes
6.88% - 7.17% Notes, due 2004	25.0	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	54.5	59.5

Total unsecured notes	1,291.1	1,277.9

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2005 - 2009	132.2	133.2
1.63% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	98.4	98.6

	230.6	231.8

Total notes payable	$1,521.7	$1,509.7

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations all of which we were in compliance with at quarter end.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At March 31, 2004 we had outstanding letters of credit totaling $13.5 million, and had $421.5 million available under our unsecured line of credit.

        At March 31, 2004, $885.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion universal shelf. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        At March 31, 2004, our floating rate debt, which includes our unsecured line of credit, totaled $142.4 million and had a weighted average interest rate of 1.8%.

7.    Net Change in Operating Accounts

        The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)
	Three Months Ended March 31,

	2004	2003

Decrease (increase) in assets:
Other assets, net	$(1,912)	$(1,532)
Restricted cash	(139)	(149)

Increase (decrease) in liabilities:
Accounts payable	(38)	789
Accrued real estate taxes	(13,230)	(13,829)
Accrued expenses and other liabilities	7,204	6,091

Net change in operating accounts	$(8,115)	$(8,630)

8.    Preferred Units

        Our operating partnership has issued $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in 2008 and the Series C preferred units are redeemable beginning in 2004, in each case by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2009 by the holder into a fixed number of corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt. Distributions on the preferred units totaled $2.8 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.

9.    Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. As of March 31, 2004, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares were repurchased during the first quarter of 2004.

10.    Townhome Sales

        We have completed construction of 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the first quarter of 2003, we sold three of our four remaining units at a total sales price of approximately $1.0 million. The proceeds received from these townhome sales are included in other revenues in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs and marketing expenses associated with the townhomes.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

11.    Related Party Transactions

        We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.3 million for each of the quarters ended March 31, 2004 and 2003.

        In 1999 and 2000, our Board of Trust Managers approved a plan that permitted four of our current senior executive officers and two of our former executive officers to complete the purchase of $23.0 million of our common shares in open market transactions. The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third-party lender.  The loans mature beginning in 2004, bear interest at market rates and require interest to be paid quarterly.  To facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender.  Simultaneously, we entered into a reimbursement agreement to reimburse us, should any amounts ever be paid by us pursuant to the terms of the guaranty agreement.  The reimbursement agreements require the executives to pay interest from the date any amounts are paid by us until repayment by the officer.  We have not had to perform under the guaranty agreement.

12.    Commitments and Contingencies

        Construction Contracts.   As of March 31, 2004, we were obligated for approximately $41.8 million of additional expenditures on our three wholly–owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

    Contingencies.   We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

        In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for the purchase or sale of multifamily properties or development land. In accordance with local real estate market practice, such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent and resulting contracts generally contemplate that such contracts will provide the purchaser with time to evaluate the properties and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any properties covered by letters of intent or that we will acquire or sell any property as to which we may have entered into a definitive contract. Furthermore, due diligence periods are frequently extended as needed. An acquisition or sale becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under an acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a sales contract.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

        We are currently in the due diligence period for the purchase of land for development and the acquisition of operating properties. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

        Lease commitments.   At March 31, 2004, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.6 million for the quarter ended March 31, 2004 compared to $0.5 million for the quarter ended March 31, 2003. Minimum annual rental commitments for the remaining nine months of 2004 are $1.6 million, and for the years ending December 31, 2005 through 2008 are $1.9 million, $1.6 million, $1.5 million, and $1.0 million, respectively, and $4.1 million in the aggregate thereafter.

        Employment agreements.   We have employment agreements with four of our senior officers, the terms of which expire at various times through August 20, 2005. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of two of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2003 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

o	the results of our efforts to implement our property development, construction and acquisition strategies;
o	the effects of economic conditions, including rising interest rates;
o	our ability to generate sufficient cash flows;
o	the failure to qualify as a real estate investment trust;
o	the costs of our capital and debt;
o	changes in our capital requirements;
o	the actions of our competitors and our ability to respond to those actions;
o	the performance of our mezzanine financing program;
o	changes in governmental regulations, tax rates and similar matters; and
o	environmental uncertainties and disasters.

        Do not rely on these forward-looking statements, which only represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statement.

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, reports as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. As of March 31, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 52,996 apartment homes located in ten states. Our properties, excluding joint ventures and properties in lease-up and under development, had a weighted average occupancy rate of 94.3% for the quarter ended March 31, 2004. Weighted average occupancy was 91.4% for the quarter ended March 31, 2003. At March 31, 2004, we had two recently completed multifamily properties containing 786 apartment homes in lease-up. Four of our multifamily properties containing 1,652 apartment homes were under development at March 31, 2004, including 464 apartment homes owned through a joint venture. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of March 31, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the three months ended March 31, 2004, Houston, Las Vegas and Dallas contributed 14.5%, 13.6% and 13.5%, respectively, to our net operating income. We continually evaluate our portfolio to ensure appropriate geographic diversification in order to manage our risk of market concentration. We seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at March 31, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	March 31, 2004		December 31, 2003

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
West Region
Las Vegas, Nevada (a)	9,625	33	9,625	33
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	1,653	4	1,653	4
San Diego/Inland Empire, California	846	3	846	3
Tucson, Arizona	821	2	821	2
Central Region
Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,810	15	6,810	15
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,284	3	1,284	3
Kansas City, Missouri	596	1	596	1
East Region
Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	51,344	144	51,344	144

Properties Under Development
West Region
Los Angeles/Orange County, California	538	1	538	1
Central Region
Dallas, Texas	284	1	--	--
East Region
Orlando, Florida	366	1	--	--
Northern Virginia (a)	464	1	464	1

Total Properties Under Development	1,652	4	1,002	2

Total Properties	52,996	148	52,346	146

Less: Joint Venture Properties (a)	5,011	18	5,011	18

Total Properties Owned 100%	47,985	130	47,335	128

(a)	Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 16 properties with 4,227 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor, and one property with 464 units currently under development in Virginia in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Construction and Development Properties

        At March 31, 2004, we had two completed properties in lease-up as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 04/26/04	Date of Completion	Estimated Date of Stabilization

Camden Oak Crest
Houston, TX	364	$22.9	93%	2Q03	2Q04
Camden Sierra at Otay Ranch
Chula Vista, CA	422	59.9	90	3Q03	2Q04

Total	786	$82.8

        At March 31, 2004, we had four properties in various stages of construction as follows:

($ in millions)
Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 03/31/04	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-up
Camden Harbor View
Long Beach, CA	538	$144.5	$141.0	2Q04	4Q04

Under Construction
Camden Farmers Market II
Dallas, TX	284	31.7	8.9	3Q05	1Q06
Camden Lee Vista II
Orlando, FL	366	34.8	8.1	3Q05	1Q06

Total	1,188	$211.0	$158.0

Under Construction - JV's
Camden Westwind
Ashburn, VA	464	$69.1	$28.3	1Q06	4Q06

        Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes that are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

        Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        If an event or change in circumstance indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value, less costs to sell.

        During the first quarter of 2004, 2.4 acres of undeveloped land held in Dallas was classified as land held for sale, upon the commencement of a plan to dispose of the asset. In conjunction with our decision dispose of the asset, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell. The net fair value expected to be received is estimated to be $1.8 million.

        Our consolidated balance sheet at March 31, 2004 included $156.5 million related to wholly owned properties under development. Of this amount, $46.7 million relates to our three projects currently under development, Camden Harbor View, Camden Farmers Market II, and Camden Lee Vista II. Additionally, we have $109.8 million invested in land held for future development. Included in this amount is $32.3 million related to projects we expect to begin constructing in 2004. We also have $44.3 million invested in land tracts adjacent to current development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the quarters ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,

	2004	2003

Total property revenue per apartment home per month	$744	$709
Annualized total property expenses per apartment home	$3,573	$3,444
Weighted average number of operating apartment homes owned 100%	46,912	45,911

Weighted average occupancy, by region
West	95.1%	93.3%
Central	94.2%	90.4%
East	93.6%	91.1%
Total operating properties owned 100%	94.3%	91.4%

Comparison of the Quarters Ended March 31, 2004 and March 31, 2003

        Net income increased $1.1million, or 12.6% from $8.3 million to $9.4 million for the quarter ended March 31, 2003 and 2004, respectively. The increase in net income was due to many factors, which included, but were not limited to, increases in property net operating income, increases in fee and asset management and other non-property related revenues. These increases were partially offset by increases in interest expense, depreciation and an impairment loss on land held for sale and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreases in gains from land sales and income from joint ventures. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income increased $4.7 million, or 8.1%, from $58.2 million to $62.9 million for the quarters ended March 31, 2003 and 2004, respectively.

        The following table presents the components of net operating income for the three months ended March 31, 2004 and 2003.

($ in thousands)
	Apartment Homes	Three Months Ended March 31, 2004 2003		Change $ %

Property revenues
Same property communities	44,481	$96,704	$93,884	$2,820	3.0%
Non-same property communities	1,530	4,356	2,879	1,477	51.3
Development and lease-up communities	1,974	3,575	783	2,792	356.6
Dispositions/other	--	135	146	(11)	(7.5)

Total property revenues	47,985	104,770	97,692	7,078	7.2

Property expenses
Same property communities	44,481	38,602	37,640	962	2.6
Non-same property communities	1,530	1,557	1,139	418	36.7
Development and lease-up communities	1,974	1,637	602	1,035	171.9
Dispositions/other	--	108	139	(31)	(22.3)

Total property expenses	47,985	41,904	39,520	2,384	6.0

Property net operating income
Same property communities	44,481	58,102	56,244	1,858	3.3
Non-same property communities	1,530	2,799	1,740	1,059	60.9
Development and lease-up communities	1,974	1,938	181	1,757	970.7
Dispositions/other	--	27	7	20	285.7

Total property net operating income	47,985	$62,866	$58,172	$4,694	8.1%

Same property communities are stabilized communities we have owned since January 1, 2003. Non-same property communities are stabilized communities we have acquired or developed since January 1, 2003. Development and lease-up communities are non-stabilized communities we have developed or acquired since January 1, 2003. Dispositions represent communities we have sold since January 1, 2003 but are not included in discontinued operations.

        Total property revenues for the quarter ended March 31, 2004 increased $7.1 million over 2003, and increased from $709 to $744 on a per apartment home per month basis. Total property revenues from our same store properties increased 3.0%, from $93.9 million for the first quarter of 2003 to $96.7 million for the first quarter of 2004, which represents an increase of $21 on a per apartment home per month basis. For same-store properties, rental rates on a per apartment home per month basis increased $26 from the first quarter of 2003 to the first quarter of 2004, and vacancy loss decreased $23 per apartment home over the same period. These increases in revenues were partially offset by increases in concessions granted which increased $34 per apartment home per month.

        Property revenues from our non-same store, development and lease-up properties increased from $3.7 million for 2003 to $7.9 million for 2004 due to the completion and lease-up of properties in our development pipeline.

        Fee and asset management revenues in the first quarter of 2004 increased $0.4 million over the same period in 2003. This increase was primarily due to development fees earned on third party projects.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Other revenues for the quarter ended March 31, 2004 increased $2.7 million from the same quarter ended 2003. Other revenues for the three months ended March 31, 2004 included interest income of $1.7 million from our mezzanine financing program, $1.8 million related to an insurance settlement for lost rents related to a fire at one of our communities in 2000 and $0.8 million associated with the sale of an e-commerce investment that had previously been written off. Other revenues for the three months ended March 31, 2003 included interest income of $0.7 million from our mezzanine financing program and $0.9 million in revenues from townhome sales.

        Total property expenses for the quarter ended March 31, 2004 increased $2.4 million, or 6.0%, as compared to the same quarter in 2003, and increased from $3,444 to $3,573 on an annualized per apartment home basis. Total property expenses from our same store properties increased 2.6%, from $37.6 million for the first quarter of 2003 to $38.6 million for the first quarter of 2004, which represents an increase of $87 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to an increase in property insurance expenses of $61 on annualized per apartment home basis combined with increases in repairs and maintenance and utility expenses of $36 per apartment home. These increases were partially offset by a decrease in real estate taxes of $25 per apartment home. Property expenses from our non-same store, development and lease-up properties increased from $1.7 million for the first quarter of 2003 to $3.2 million for the first quarter of 2004, which is consistent with the growth in revenues during the same period.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.5 million for the quarter ended March 31, 2003 to $2.9 million for the quarter ended March 31, 2004. This increase was primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, decreased from $1.6 million for the quarter ended March 31, 2003 to $1.0 million for the quarter ended March 31, 2004. This decrease was primarily due to a decrease in costs associated with our third party construction division, including decreases in cost overruns on fixed fee projects of $0.7 million.

        General and administrative expenses increased from $3.6 million to $4.2 million, and increased as a percent of revenues from 3.6% to 3.8%, for the quarters ended March 31, 2003 and 2004, respectively. The increase was primarily due to increases in salary and benefit expenses, costs associated with pursuing potential transactions and increases in public company related costs, including legal and audit related fees.

        Gross interest cost before interest capitalized to development properties increased $1.1 million, or 4.9%, from $22.6 million for the quarter ended March 31, 2003 to $23.7 million for the quarter ended March 31, 2004. The overall increase in interest expense was due to higher average debt balances that were incurred to fund our increase in real estate assets. This increase was partially offset by declines in the average interest rate on our outstanding debt, due to declines in variable interest rates and savings from maturing debt. Interest capitalized decreased to $2.6 million from $4.3 million for the quarters ended March 31, 2004 and 2003, respectively, due to lower average balances in our development pipeline.

        Depreciation and amortization increased from $26.6 million for the first quarter of 2003 to $27.4 million for the first quarter of 2004. This increase was due to new development and capital improvements placed in service during the past year.

        Gain on sale of properties for the quarter ended March 31, 2004 included a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston. Gain on sale of properties for the quarter ended March 31, 2003 was from the sale of 23.9 acres of undeveloped land located in Houston.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The $1.1 million impairment loss on land held for sale related to 2.4 acres of undeveloped land located in Dallas, which was classified as land held for sale during the quarter.

        Equity in income of joint ventures decreased $2.5 million from the first quarter of 2003, primarily from gains recognized on sale of properties held in joint ventures in 2003. Our portion of the gain recognized on these property sales totaled $1.4 million during 2003.

        Distributions on units convertible into perpetual preferred shares decreased from $3.2 million for the first quarter of 2003 to $2.8 million for the first quarter of 2004, as a result of an amendment to the terms of the Series B preferred units which was effective beginning December 1, 2003.

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

        The interest expense coverage ratio, net of capitalized interest, was 2.9 times for the quarters ended March 31, 2004 and 2003. At March 31, 2004 and 2003, 85.1% and 84.0%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.3 years and 6.4 years at March 31, 2004 and 2003, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization and interest expense.

Liquidity

        We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit discussed in the “Financial Flexibility” section and other short-term borrowings. We expect that our ability to generate cash will be sufficient to meet our short-term liquidity needs, which include:

(i)	operating expenses;
(ii)	current debt service requirements;
(iii)	recurring capital expenditures;
(iv)	initial funding of property developments, acquisitions and mezzanine financings;
(vi)	common share repurchases; and
(vii)	distributions on our common and preferred equity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings under our unsecured line of credit that were used to fund development and acquisition activities. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions. We expect to use the proceeds from any property sales for reinvestment in acquisitions or new developments or reduction of debt.

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the quarter ended March 31, 2004, we incurred $10.0 million in development costs and no acquisition costs. We currently have three wholly owned properties under construction at a projected aggregate cost of approximately $211.0 million, $158.0 million of which had been incurred through March 31, 2004. At quarter end, we were obligated for approximately $41.8 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $29.4 million for the quarter ended March 31, 2004, an increase of $6.7 million, or 29.3%, over the same period in 2003. The increase in operating cash flow was primarily due to a $4.7 million increase in property net operating income.

        Net cash used in investing activities totaled $11.6 million for the quarter ended March 31, 2004 compared to $20.8 million for the same period in 2003. For the quarter ended March 31, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $10.0 million and $4.8 million, respectively. These expenditures were offset by $3.5 million in net proceeds received land sales during the first quarter of 2004. For the quarter ended March 31, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $28.1 million and $4.7 million, respectively. These expenditures were offset by $4.9 million in net proceeds received from townhome and land sales during 2003. Additionally, distributions from joint ventures totaled $7.1 million during the first quarter of 2003, primarily due to proceeds received from the sale of properties held in joint ventures.

        Net cash used in financing activities totaled $17.3 million for the quarter ended March 31, 2004 compared to $0.4 million for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, we paid dividends and distributions totaling $30.9 million. Our line of credit increased $18.0 million for the quarter ended March 31, 2004, primarily from funding of development activities and capital improvements. Also, we received $1.9 million from option exercises during the first three months of 2004. During the quarter ended March 31, 2003, we paid dividends and distributions totaling $30.2 million. Our line of credit increased $31.0 million for the quarter ended March 31, 2003, primarily from the funding of development activities and capital improvements.

        In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields that exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. At March 31, 2004, we had repurchased approximately 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares at a total cost of $243.6 million. No common shares or units convertible into common shares were repurchased during the first quarter of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        In March 2004, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the first quarter of 2004 which was paid on April 16, 2004 to all common shareholders of record as of March 31, 2004. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

        The following table summarizes our known contractual obligations as of March 31, 2004:

(in millions)
	Total	2004	2005	2006	2007	2008	Thereafter

Debt maturities (a)	$1,521.8	$228.3	$60.9	$275.3	$165.4	$17.9	$774.0
Non-cancelable operating lease payments	11.7	1.6	1.9	1.6	1.5	1.0	4.1
Construction contracts	41.8	25.3	16.5	--	--	--	--

	$1,575.3	$255.2	$79.3	$276.9	$166.9	$18.9	$778.1

(a)	Debt maturities in 2004 are at a weighted average interest rate of 7.1% and will be repaid using proceeds available under our unsecured line of credit.

        The joint ventures in which we have an interest have been funded with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Financial Flexibility

        We have a $500 million unsecured line of credit that matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR or Prime. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at quarter end.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At March 31, 2004 we had outstanding letters of credit totaling $13.5 million, and had $421.5 million available under our unsecured line of credit.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        At March 31, 2004, $885.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion universal shelf. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At March 31, 2004, our floating rate debt totaled $142.4 million and had a weighted average interest rate of 1.8%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funds from Operations (“FFO”)

        Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO also assumes conversion of all dilutive convertible securities, including minority interests, which are convertible into common equity. We consider FFO to be a useful performance measure of our operating performance because FFO, together with net income and cash flows, provides investors with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures and distributions to shareholders and unitholders.

        We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income as an indication of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our calculation.

        The reconciliation of net income to FFO and the calculation of diluted FFO for the three months ended March 31, 2004 and 2003 follows:

(In thousands)
	Three Months Ended March 31,

	2004	2003

Funds from operations:
Net income	$9,388	$8,334
Real estate depreciation	26,120	25,389
Adjustments for unconsolidated joint ventures	522	(450)
Income allocated to units convertible into common shares	756	369

Funds from operations - diluted	$36,786	$33,642

Weighted average shares - basic	40,031	39,164
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	1,553	1,132
Units convertible into common shares	2,441	2,456

Weighted average shares - diluted	44,025	42,752

        FFO for the three months ended March 31, 2003 previously included a reduction of $1.4 million from gains on sale of undepreciated property. We have adjusted FFO to include these type of gains as they currently do not meet NAREIT’s definition of gains that should be adjusted from net income in calculating FFO.

Inflation

        We lease apartments under lease terms generally ranging from 6 to 13 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Use of Estimates

        The Securities and Exchange Commission has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset impairment, which are discussed in the “Business” section of this Item 2 under “Construction and Development Properties”, and income recognition, capital expenditures and notes receivable, which are discussed below.

        Income recognition.   Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Interest, fee and asset management and all other sources of income are recognized as earned.

        Capital expenditures.   We capitalize renovation and improvement costs that we believe extend the economic lives and enhance the earnings of the related assets. Capital expenditures, including carpet, appliances and HVAC unit replacements, subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.

        Notes receivable.   We evaluate the collectibility of both interest and principal of each of our notes receivable. If we identify that the borrower is unable to perform their duties under the notes receivable or that the operations of the property do not support the continued recognition of interest income or the carrying value of the loan, we would then cease income recognition and record an impairment charge against the loan.

        The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Our estimates relate to determining the allocation of the purchase price of our acquisitions, developments and the carrying value of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities. Actual results could differ from those estimates.

Impact of New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”), which was revised in December 2003. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective for periods ending after March 15, 2004. Our application of FIN 46 did not require the consolidation of any additional entities.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, as amended, was effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2004.

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None

Item 3	Defaults Upon Senior Securities None

Item 4	Submission of Matters to a Vote of Security Holders None

Item 5	Other Information None

Item 6	Exhibits and Reports on Form 8-K None

(a)	Exhibits

10.1	Form of Second Amendment and Restatement of Credit Agreement dated February 20, 2004 between Camden Property Trust and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 7, 2004.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 7, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated February 5, 2004 was filed with the Commission on February 6, 2004, contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).
27

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	May 7, 2004

Dennis M. Steen	Date
Chief Financial Officer, Sr. Vice President - Finance and Secretary

28