Form 10-Q
period 2004-06-30
CAMDEN PROPERTY TRUST
filed 2004-08-09
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 1, 2004, there were 39,911,156 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST Table of Contents

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003

ASSETS
Real estate assets, at cost
Land	$406,626	$400,490
Buildings and improvements	2,573,099	2,499,214

	2,979,725	2,899,704
Accumulated depreciation	(653,581)	(601,688)

Net operating real estate assets	2,326,144	2,298,016
Properties under development, including land	163,326	189,119
Investments in joint ventures	10,371	11,033
Land held for sale	1,800	--

Total real estate assets	2,501,641	2,498,168
Accounts receivable - affiliates	29,981	25,997
Notes receivable
Affiliates	9,665	9,017
Other	48,333	41,416
Other assets, net	48,063	40,951
Cash and cash equivalents	1,922	3,357
Restricted cash	4,841	6,655

Total assets	$2,644,446	$2,625,561

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Notes payable
Unsecured	$1,332,216	$1,277,879
Secured	229,423	231,798
Accounts payable	31,309	26,150
Accrued real estate taxes	21,935	27,407
Accrued expenses and other liabilities	43,957	50,111
Distributions payable	31,038	30,946

Total liabilities	1,689,878	1,644,291
Commitments and contingencies
Minority interests
Units convertible into perpetual preferred shares	149,815	149,815
Units convertible into common shares	44,884	46,570

Total minority interests	194,699	196,385
Shareholders' equity
Common shares of beneficial interest	485	483
Additional paid-in capital	1,344,366	1,330,512
Distributions in excess of net income	(333,416)	(297,808)
Unearned restricted share awards	(15,384)	(11,875)
Treasury shares, at cost	(236,182)	(236,427)

Total shareholders' equity	759,869	784,885

Total liabilities and shareholders' equity	$2,644,446	$2,625,561

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Rental revenues	$95,970	$91,600	$192,275	$181,701
Other property revenues	8,756	8,856	17,221	16,447

Total property revenues	104,726	100,456	209,496	198,148
Fee and asset management	2,496	1,688	4,677	3,458
Other revenues	1,801	1,033	6,082	2,645

Total revenues	109,023	103,177	220,255	204,251

Expenses
Property operating and maintenance	31,576	29,798	61,970	58,154
Real estate taxes	11,839	11,081	23,349	22,245

Total property expenses	43,415	40,879	85,319	80,399
Property management	2,742	2,424	5,611	4,961
Fee and asset management	1,006	1,068	1,995	2,631
General and administrative	4,140	4,437	8,326	8,048
Other expenses	--	312	--	1,389
Interest	19,261	18,519	40,396	36,875
Depreciation	26,541	26,417	53,150	52,346
Amortization of deferred financing costs	719	639	1,483	1,265

Total expenses	97,824	94,695	196,280	187,914

Income before gain on sale of land, impairment loss on land held for
sale, equity in income of joint ventures and minority interests	11,199	8,482	23,975	16,337
Gain on sale of land	--	659	1,255	2,082
Impairment loss on land held for sale	--	--	(1,143)	--
Equity in income of joint ventures	67	505	166	3,148
Income allocated to minority interests
Distributions on units convertible into perpetual preferred shares	(2,843)	(3,218)	(5,686)	(6,436)
Income allocated to units convertible into common shares	(769)	(520)	(1,525)	(889)

Net income	$7,654	$5,908	$17,042	$14,242

Earnings per share - basic	$0.19	$0.15	$0.42	$0.36

Earnings per share - diluted	$0.18	$0.14	$0.40	$0.35

Distributions declared per common share	$0.635	$0.635	$1.27	$1.27

Weighted average number of common shares outstanding	40,291	39,218	40,161	39,191
Weighted average number of common and common dilutive
equivalent shares outstanding	42,419	41,169	42,283	41,019

See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,

	2004	2003

Cash flow from operating activities
Net income	$17,042	$14,242
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	53,150	52,346
Amortization of deferred financing costs	1,483	1,265
Equity in income of joint ventures	(166)	(3,148)
Gain on sale of land	(1,255)	(2,082)
Impairment loss on land held for sale	1,143	--
Income allocated to units convertible into common shares	1,525	889
Accretion of discount on unsecured notes payable	326	334
Net change in operating accounts	(3,308)	(5,455)

Net cash provided by operating activities	69,940	58,391

Cash flow from investing activities
Increase in real estate assets	(59,224)	(63,094)
Net proceeds from sale of land and townhomes	3,101	9,669
Increase in notes receivable - other	(6,917)	(3,918)
Distributions from joint ventures	828	8,287
Increase in non-real estate assets and other	(3,155)	(854)

Net cash used in investing activities	(65,367)	(49,910)

Cash flow from financing activities
Net increase in unsecured line of credit and short term borrowings	284,000	59,000
Repayment of notes payable	(232,364)	(8,957)
Distributions to shareholders and minority interests	(61,920)	(60,439)
Net increase in accounts receivable - affiliates	(968)	(602)
Repayment of notes receivable - affiliates	--	1,800
Increase in notes receivable - affiliates	(648)	--
Common share options exercised	5,225	920
Other	667	942

Net cash used in financing activities	(6,008)	(7,336)

Net (decrease) increase in cash and cash equivalents	(1,435)	1,145
Cash and cash equivalents, beginning of period	3,357	405

Cash and cash equivalents, end of period	$1,922	$1,550

Supplemental Information
Cash paid for interest, net of interest capitalized	$44,278	$37,138
Interest capitalized	4,672	8,444
Supplemental schedule of noncash investing
and financing activities
Value of shares issued under benefit plans, net	$5,958	$4,105
Conversion of operating partnership units to common shares	--	318

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization and Significant Accounting Policies

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

        Camden Property Trust is a self-administered and self-managed real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of June 30, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 53,122 apartment homes located in ten states. At June 30, 2004, we had one recently completed multifamily property containing 538 apartment homes in lease-up. We had 1,240 apartment homes under development at four of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture and a 126 apartment home expansion at an existing operating property. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of June 30, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the three months ended June 30, 2004, Houston, Las Vegas and Dallas contributed 14.3%, 13.7% and 13.2%, respectively, to our net operating income.

        Approximately 24% of our multifamily apartment units at June 30, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Significant Accounting Policies

        Real Estate Assets, at Cost.    Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes that are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

        Capitalized interest was $2.1 million and $4.7 million for the three and six months ended June 30, 2004, and $4.2 million and $8.4 million for the three and six months ended June 30, 2003, respectively. Capitalized real estate taxes were $0.7 million and $1.3 million for the three and six months ended June 30, 2004 and $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively. All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

        We capitalized $12.2 million and $10.0 million in the six months ended June 30, 2004 and 2003, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $7.6 million and $14.9 million for the three and six months ended June 30, 2004, respectively, compared with $7.4 million and $14.2 million for the three and six months ended June 30, 2003, respectively. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

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

        During the first quarter of 2004, 2.4 acres of undeveloped land held in Dallas was classified as land held for sale, upon the commencement of a plan to dispose of the asset. In connection with our decision to dispose of the asset, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell. The net fair value expected to be received is estimated to be $1.8 million.

        Stock-based Employee Compensation.    During the first six months of 2004, we granted 148,996 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the six month period ended June 30, 2004, 130,381 restricted shares became fully vested.

        During the first six months of 2004, we also granted options to purchase 411,000 common shares with an exercise price of $42.90 per share, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the six month period ended June 30, 2004, previously granted options to purchase 469,321 shares became exercisable, and 605,396 options were exercised at a weighted average price of $34.43 per share.

        Prior to 2003, we accounted for option grants under the recognition and measurement provisions of the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Beginning January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. As a result of our adoption of the prospective method set forth in SFAS No. 148, we recognize stock-based employee compensation as new options are awarded. During the three and six months ended

June 30, 2004, we expensed $0.2 million and $0.3 million, respectively, compared with $53,000 and $80,000 during the three and six months ended June 30, 2003, respectively, associated with awards that are now being accounted for under the fair value method.

        The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding unvested awards in each period indicated:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income, as reported	$7,654	$5,908	$17,042	$14,242
Add: stock-based employee compensation expense included
in reported net income	941	888	1,891	1,702
Deduct: total stock-based employee compensation expense
determined under fair value method for all awards	(1,114)	(1,061)	(2,375)	(2,080)

Pro forma net income	$7,481	$5,735	$16,558	$13,864

Earnings per share:
Basic - as reported	$0.19	$0.15	$0.42	$0.36
Basic - pro forma	0.19	0.15	0.41	0.35

Diluted - as reported	0.18	0.14	0.40	0.35
Diluted - pro forma	0.18	0.14	0.39	0.34

        The fair value of each option granted in 2004 and 2003, was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.2% and 4.0%, respectively, expected life of ten years, dividend yield of 5.9% and 8.1%, respectively, and expected share volatility of 18.0% and 18.3%, respectively. The weighted average fair value of options granted in 2004 and 2003, was $3.83 and $1.38 per share, respectively, and will be amortized over the vesting period in accordance with SFAS No. 148.

         Recent Accounting Pronouncements.   In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”), which was revised in December 2003. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation was effective for periods ending after March 15, 2004. Our application of FIN 46, as revised, did not require the consolidation of any additional entities.

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

        In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 is effective for the first interim period beginning after June 15, 2004. The adoption of EITF 03-01 will not have a material impact on our financial position, results of operations or cash flows.

        Reclassifications.   Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentation.

2.    Earnings Per Share

        Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and six months ended June 30, 2004 and 2003, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation, as they were not dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Basic earnings per share calculation
Net income	$7,654	$5,908	$17,042	$14,242

Net income - per share	$0.19	$0.15	$0.42	$0.36

Weighted average number of common shares outstanding	40,291	39,218	40,161	39,191

Diluted earnings per share calculation
Net income	$7,654	$5,908	$17,042	$14,242
Income allocated to units convertible into common shares	11	7	24	14

Net income, as adjusted	$7,665	$5,915	$17,066	$14,256

Net income, as adjusted - per share	$0.18	$0.14	$0.40	$0.35

Weighted average common shares outstanding	40,291	39,218	40,161	39,191
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,566	1,385	1,560	1,259
Units convertible into common shares	562	566	562	569

Weighted average common shares outstanding, as adjusted	42,419	41,169	42,283	41,019

3.     Investments in Joint Ventures

        In December 2003, Camden USA, Inc., one of our wholly owned subsidiaries, contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million, and approximately $12.7 million in cash. The remaining 80% interest is owned by Westwind Equity, LLC, an unrelated third party, which contributed $5.8 million to the joint venture. We entered into this transaction to reduce the risk associated with entering into a new market. The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million. Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture. We are providing development services to the joint venture, and fees earned for these services totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively. At June 30, 2004, the joint venture had total assets of $32.1 million and had third-party secured debt totaling $15.1 million.

4.    Third Party Construction Services

        Our construction division performs services for our internally developed communities, as well as provides construction management and general contracting services for third-party owners of multifamily, commercial and retail properties. We are currently under contract on projects ranging from $0.8 million to $19.3 million. We earn fees on these projects ranging from 4% to 12% of the total contracted construction cost, which we recognize when they are earned. During the three and six months ended June 30, 2004, fees earned from third-party construction projects totaled $1.3 million and $2.1 million, respectively, compared with $0.6 million and $1.5 million during the three and six months ended June 30, 2003, respectively, and are included in fee and asset management revenues in our consolidated statements of operations.

        During the three and six months ended June 30, 2004, we recorded cost overruns of $0.3 million and $0.7 million, respectively, compared with $0.7 million and $1.9 million, respectively, on fixed fee projects, which represented the estimate of our remaining costs to complete the projects. These cost overruns are included in fee and asset management expenses in our consolidated statements of operations.

5.    Notes receivable

        We have a mezzanine financing program under which we provide financing to owners of real estate properties. We had $48.3 million in secured notes receivable outstanding as of June 30, 2004. These notes, which mature through 2008, accrue interest at rates ranging from 5% to 18%, which is recognized as earned.

        The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

Location	Property Type (s)	Status	Apartment Homes At 6/30/04	June 30, 2004	Dec 31, 2003

Dallas/Fort Worth, Texas	Multifamily	Stabilized	1,314	$17.9	$11.4
Las Vegas, Nevada	Multifamily	Stabilized/Development	560	7.7	7.4
Reno, Nevada	Multifamily	Stabilized	450	5.4	5.4
Houston, Texas	Multifamily/Commercial	Predevelopment/Development	--	4.7	4.7
San Jose, California	Multifamily	Stabilized	117	3.6	3.6
Denver, Colorado	Multifamily	Stabilized	279	3.5	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.4

	Total		3,376	$48.3	$41.4

        We have reviewed the terms and conditions underlying each note and management believes that none of these notes qualify for consolidation as a variable interest entity. Management believes that these notes appear to be collectable, and no impairment existed at June 30, 2004.

        In December 2003, in connection with a joint venture transaction discussed in Note 3, we provided mezzanine financing to the joint venture, in which we own a 20% interest. As of June 30, 2004, the balance of the note receivable totaled $9.7 million. This note accrues interest at 14% per year and will mature in 2006.

6.    Notes Payable

        The following is a summary of our indebtedness:

(in millions)

	June 30, 2004	December 31, 2003

Unsecured line of credit and short term borrowings	$331.0	$47.0

Senior unsecured notes
7.14% Notes, due 2004	--	199.9
7.11% - 7.28% Notes, due 2006	174.6	174.5
5.98% Notes, due 2007	149.6	149.5
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.5	149.5
5.93% Notes, due 2012	199.2	199.2
5.45% Notes, due 2013	198.9	198.9

	971.7	1,171.4

Medium term notes
6.88% - 7.17% Notes, due 2004	--	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	29.5	59.5

Total unsecured notes	1,332.2	1,277.9

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2005 - 2009	131.3	133.2
2.00% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	98.1	98.6

	229.4	231.8

Total notes payable	$1,561.6	$1,509.7

        We have a $500 million unsecured line of credit which matures in August 2006. The scheduled interest rate is currently based on spreads over LIBOR. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations; all of which we were in compliance with at quarter end.

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At June 30, 2004 we had outstanding letters of credit totaling $16.2 million, and had $152.8 million available under our unsecured line of credit.

        At June 30, 2004, $885.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At June 30, 2004, our floating rate debt, which includes our unsecured line of credit, totaled $408.2 million and had a weighted average interest rate of 1.8%.

7.    Net Change in Operating Accounts

        The effect of changes in the operating accounts on net cash provided by operating activities is as follows:

(in thousands)

	Six Months Ended June 30,

	2004	2003

Decrease (increase) in assets:
Other assets, net	$(5,002)	$211
Restricted cash	1,814	(42)

Increase (decrease) in liabilities:
Accounts payable	5,171	(1,609)
Accrued real estate taxes	(5,472)	(5,783)
Accrued expenses and other liabilities	181	1,768

Net change in operating accounts	$(3,308)	$(5,455)

8.    Preferred Units

        Our operating partnership has issued $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in 2008 and the Series C preferred units are redeemable beginning in the third quarter of 2004, in each case by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2009 by the holder into a fixed number of corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt. Distributions on the preferred units totaled $2.8 million and $3.2 million for the three months and $5.7 million and $6.4 million for the six months ended June 30, 2004 and 2003, respectively.

9.    Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. As of June 30, 2004, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased under this program the first six months of 2004.

10.   Townhome Sales

        We constructed 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the first six months of 2003, we sold the four remaining units at a total sales price of approximately $1.3 million. The proceeds received from these townhome sales are included in other revenues in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs and marketing expenses associated with the townhomes.

11.   Related Party Transactions

        We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.3 million for each of the quarters and $0.6 million for each of the six months ended June 30, 2004 and 2003.

        In 1999 and 2000, our Board of Trust Managers approved a plan that permitted four of our current senior executive officers and two of our former executive officers to complete the purchase of $23.0 million of our common shares in open market transactions. The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third-party lender.  The loans mature beginning in the fourth quarter of 2004, bear interest at market rates and require interest to be paid quarterly.  To facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender.  Simultaneously, we entered into a reimbursement agreement to reimburse us, should any amounts ever be paid by us pursuant to the terms of the guaranty agreement.  The reimbursement agreements require the executives to pay interest from the date any amounts are paid by us until repayment by the officer.  We have not had to perform under the guaranty agreement.

        During the second quarter of 2004, two of our senior executive officers repaid the full amount outstanding under their unsecured full recourse personal loans to a third-party lender which totaled $10.0 million. The guaranty agreements associated with those two loans terminated on the date of repayment.

12.   Commitments and Contingencies

        Construction Contracts.   As of June 30, 2004, we were obligated for approximately $41.1 million of additional expenditures on our three wholly–owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

        Contingencies.   We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

        In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures. Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the purchase and sale of real property and resulting contracts generally contemplate that such contracts will provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.

        We are currently in the due diligence period for the purchase of land for development and the acquisition of operating properties. No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

        Lease commitments.   At June 30, 2004, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2004 compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2003. Minimum annual rental commitments for the remaining six months of 2004 are $1.0 million, and for the years ending December 31, 2005 through 2008 are $1.9 million, $1.6 million, $1.5 million, and $1.0 million, respectively, and $4.1 million in the aggregate thereafter.

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

13.   Subsequent Event

        In July 2004, we issued from our $1.1 billion shelf registration an aggregate principal amount of $100 million 4.70% five-year senior unsecured notes maturing on July 15, 2009. Interest on the notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2005. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $99.2 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under our unsecured line of credit.

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

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of June 30, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 53,122 apartment homes located in ten states. Our properties, excluding joint ventures and properties in lease-up and under development, had a weighted average occupancy rate of 94.1% for the six months ended June 30, 2004. Weighted average occupancy was 91.6% for the six months ended June 30, 2003. At June 30, 2004, we had one recently completed multifamily property containing 538 apartment homes in lease-up. We had 1,240 apartment homes under development at four of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture and a 126 apartment home expansion at an existing operating property. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of June 30, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the quarter ended June 30, 2004, Houston, Las Vegas and Dallas contributed 14.3%, 13.7% and 13.2%, respectively, to our net operating income. We continually evaluate our portfolio to ensure appropriate geographic diversification in order to manage our risk of market concentration. We seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at June 30, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	June 30, 2004		December 31, 2003

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
West Region
Las Vegas, Nevada (a)	9,625	33	9,625	33
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	1,653	4
San Diego/Inland Empire, California	846	3	846	3
Tucson, Arizona	821	2	821	2
Central Region
Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,810	15	6,810	15
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,284	3	1,284	3
Kansas City, Missouri	596	1	596	1
East Region
Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	51,882	145	51,344	144

Properties Under Development
West Region
Los Angeles/Orange County, California	--	--	538	1
Central Region
Dallas, Texas	284	1	--	--
Corpus Christi, Texas	126	--	--	--
East Region
Orlando, Florida	366	1	--	--
Northern Virginia (a)	464	1	464	1

Total Properties Under Development	1,240	3	1,002	2

Total Properties	53,122	148	52,346	146

Less: Joint Venture Properties (a)	5,011	18	5,011	18

Total Properties Owned 100%	48,111	130	47,335	128

(a)

Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor, 16 properties with 4,227 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor, and one property with 464 units currently under development in Virginia in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

16 Development and Lease-Up Properties At June 30, 2004, we had one completed property in lease-up as follows: ($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 8/02/04	Date of Completion	Estimated Date of Stablization

Camden Harbor View
Long Beach, CA	538	$142.3	69%	2Q04	4Q04

At June 30, 2004, we had four properties in various stages of construction as follows: ($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred At 6/30/04	Estimated Date of Completion	Estimated Date of Stabilization

Under Construction
Camden Farmers Market II
Dallas, TX	284	$31.7	$10.8	3Q05	1Q06
Camden Lee Vista II
Orlando, FL	366	34.8	10.2	3Q05	1Q06
Camden Miramar Phase VI
Corpus Christi, TX	126	5.1	1.0	3Q04	3Q04

Total	776	$71.6	$22.0

Under Construction - JV's
Camden Westwind
Ashburn, VA	464	$69.1	$32.1	1Q06	4Q06

        Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes that are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

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

        During the first six months of 2004, 2.4 acres of undeveloped land held in Dallas was classified as land held for sale, upon the commencement of a plan to dispose of the asset. In connection with our decision to dispose of the asset, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell. The net fair value expected to be received is estimated to be $1.8 million.

        Our consolidated balance sheet at June 30, 2004 included $163.3 million related to wholly owned properties under development. Of this amount, $22.0 million relates to our three projects currently under development, Camden Farmers Market II, Camden Lee Vista II, and Camden Miramar Phase VI. Additionally, we have $141.3 million invested in land held for future development. Included in this amount is $62.0 million related to projects we expect to begin constructing in 2004, including $28.9 million of land located in Virginia which was acquired in the second quarter of 2004. We also have $45.3 million invested in land tracts adjacent to current development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Average monthly property revenue per apartment home	$743	$725	$743	$717
Annualized total property expenses per apartment home	$3,694	$3,538	$3,634	$3,491
Weighted average number of operating apartment homes owned 100%	47,013	46,218	46,962	46,065

Weighted average occupancy, by region
West	94.5%	93.3%	94.8%	93.3%
Central	93.5%	90.3%	93.8%	90.3%
East	93.6%	93.3%	93.6%	92.1%
Total operating properties owned 100%	93.8%	91.9%	94.1%	91.6%

Comparison of the Quarters Ended June 30, 2004 and June 30, 2003

        Net income increased $1.7 million, or 29.6%, from $5.9 million to $7.7 million for the quarter ended June 30, 2003 and 2004, respectively. The increase in net income was due to many factors, which included, but were not limited to, increases in property net operating income, increases in fee and asset management and other non-property related revenues. These increases were partially offset by increases in interest expense and decreases in gains from land sales and income from joint ventures. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income increased $1.7 million, or 2.9%, from $59.6 million to $61.3 million for the quarters ended June 30, 2003 and 2004, respectively.

        The following table presents the components of net operating income for the quarters ended June 30, 2004 and 2003:

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/04	2004	2003	$	%

Property revenues
Same property communities	44,481	$96,557	$96,002	$555	0.6%
Non-same property communities	2,316	6,450	4,154	2,296	55.3
Development and lease-up communities	1,314	1,585	151	1,434	949.7
Dispositions/other	--	134	149	(15)	(10.1)

Total property revenues	48,111	104,726	100,456	4,270	4.3

Property expenses
Same property communities	44,481	39,760	38,690	1,070	2.8
Non-same property communities	2,316	2,789	1,987	802	40.4
Development and lease-up communities	1,314	682	44	638	1,450.0
Dispositions/other	--	184	158	26	16.5

Total property expenses	48,111	43,415	40,879	2,536	6.2

Property net operating income
Same property communities	44,481	56,797	57,312	(515)	(0.9)
Non-same property communities	2,316	3,661	2,167	1,494	68.9
Development and lease-up communities	1,314	903	107	796	743.9
Dispositions/other	--	(50)	(9)	(41)	(455.6)

Total property net operating income	48,111	$61,311	$59,577	$1,734	2.9%

Same property communities are stabilized communities we have owned since January 1, 2003. Non-same property communities are stabilized communities we have acquired or developed since January 1, 2003. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2003. Dispositions represent communities we have sold since January 1, 2003 but are not included in discontinued operations.

        Total property revenues for the quarter ended June 30, 2004 increased $4.3 million over 2003, and increased from $725 to $743 on a per apartment home per month basis. Total property revenues from our same store properties increased 0.6%, from $96.0 million for the second quarter of 2003 to $96.6 million for the second quarter of 2004, which represents an increase of $4 on a per apartment home per month basis. For same-store properties, rental rates on a per apartment home per month basis increased $27 from the second quarter of 2003 to the second quarter of 2004, and vacancy loss decreased $14 per apartment home over the same period. These increases in revenues were partially offset by increases in concessions granted which increased $35 per apartment home per month.

        Property revenues from our non-same store, development and lease-up properties increased from $4.3 million for the second quarter of 2003 to $8.0 million for the second quarter of 2004 due to the completion and lease-up of properties in our development pipeline.

        Fee and asset management revenues in the second quarter of 2004 increased $0.8 million over the same period in 2003. This increase was primarily due to construction and development fees earned from third party projects.

        Other revenues for the quarter ended June 30, 2004 increased $0.8 million from the same quarter ended 2003. Other revenues for the quarter ended June 30, 2004 included interest income of $1.8 million from our mezzanine financing program. Other revenues for the three months ended June 30, 2003 included interest income of $0.6 million from our mezzanine financing program and $0.3 million in revenues from townhome sales.

        Total property expenses for the quarter ended June 30, 2004 increased $2.5 million, or 6.2%, as compared to the same quarter in 2003, and increased from $3,538 to $3,694 on an annualized per apartment home basis. Total property expenses from our same store properties increased 2.8%, from $38.7 million for the second quarter of 2003 to $39.8 million for the second quarter of 2004, which represents an increase of $96 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to increases in salary and benefit expense, property insurance and real estate tax expenses of $39, $16 and $15 on annualized per apartment home basis, respectively. Property expenses from our non-same store, development and lease-up properties increased from $2.0 million for the second quarter of 2003 to $3.5 million for the second quarter of 2004, which is consistent with the growth in revenues during the same period.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.4 million for the quarter ended June 30, 2003 to $2.7 million for the quarter ended June 30, 2004. This increase was primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, decreased from $1.1 million for the quarter ended June 30, 2003 to $1.0 million for the quarter ended June 30, 2004. This decrease was primarily due to a decrease in costs associated with our third party construction division, including decreases in cost overruns on fixed fee projects of $0.4 million, partially offset by increases in salary and benefit costs.

        General and administrative expenses decreased 6.7% from $4.4 million to $4.1 million, and decreased as a percent of revenues from 4.3% to 3.8%, for the quarters ended June 30, 2003 and 2004, respectively. The decrease was primarily due to reductions in costs associated with pursuing potential transactions that were not consummated.

        Gross interest cost before interest capitalized to development properties decreased $1.4 million, or 6.0%, from $22.7 million for the quarter ended June 30, 2003 to $21.3 million for the quarter ended June 30, 2004. The overall decrease in interest expense was due to declines in the average interest rate on our outstanding debt, due to declines in variable interest rates and savings from refinancing maturing debt at lower rates. This decrease was partially offset by higher average debt balances that were incurred to fund our increase in real estate assets. Interest capitalized decreased to $2.1 million from $4.2 million for the quarters ended June 30, 2004 and 2003, respectively, due to lower average balances in our development pipeline.

        Depreciation and amortization increased from $27.1 million for the second quarter of 2003 to $27.3 million for the second quarter of 2004. This increase was due to new development and capital improvements placed in service during the past year.

        Gain on sale of properties for the quarter ended June 30, 2003 was from the sale of 29.3 acres of undeveloped land located in Houston.

        Equity in income of joint ventures decreased $0.4 million from the second quarter of 2003, primarily from gains recognized on sale of properties held in joint ventures in 2003. Our portion of the gain recognized on these property sales totaled $450,000 during the second quarter of 2003.

        Distributions on units convertible into perpetual preferred shares decreased from $3.2 million for the second quarter of 2003 to $2.8 million for the second quarter of 2004, as a result of an amendment to the terms of the Series B preferred units which was effective beginning December 1, 2003.

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003

        Net income increased $2.8 million, or 19.7%, from $14.2 million to $17.0 million for the six months ended June 30, 2003 and 2004, respectively. The increase in net income was due to many factors, which included, but were not limited to, increases in property net operating income and other non-property related revenues. These increases were partially offset by increases in interest and depreciation expense, an impairment loss on land held for sale and decreases in gains from land sales and income from joint ventures. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income increased $6.4 million, or 5.5%, from $117.7 million to $124.2 million for the six months ended June 30, 2003 and 2004, respectively.

        The following table presents the components of net operating income for the six months ended June 30, 2004 and 2003:

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/04	2004	2003	$	%

Property revenues
Same property communities	44,481	$193,261	$189,886	$3,375	1.8%
Non-same property communities	2,316	13,148	7,805	5,343	68.5
Development and lease-up communities	1,314	2,818	162	2,656	1,639.5
Dispositions/other	--	269	295	(26)	(8.8)

Total property revenues	48,111	209,496	198,148	11,348	5.7

Property expenses
Same property communities	44,481	78,362	76,330	2,032	2.7
Non-same property communities	2,316	5,452	3,720	1,732	46.6
Development and lease-up communities	1,314	1,213	52	1,161	2,232.7
Dispositions/other	--	292	297	(5)	(1.7)

Total property expenses	48,111	85,319	80,399	4,920	6.1

Property net operating income
Same property communities	44,481	114,899	113,556	1,343	1.2
Non-same property communities	2,316	7,696	4,085	3,611	88.4
Development and lease-up communities	1,314	1,605	110	1,495	1,359.1
Dispositions/other	--	(23)	(2)	(21)	(1,050.0)

Total property net operating income	48,111	$124,177	$117,749	$6,428	5.5%

Same property communities are stabilized communities we have owned since January 1, 2003. Non-same property communities are stabilized communities we have acquired or developed since January 1, 2003. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2003. Dispositions represent communities we have sold since January 1, 2003 but are not included in discontinued operations.

        Total property revenues for the six months ended June 30, 2004 increased $11.3 million over 2003, and increased from $717 to $743 on a per apartment home per month basis. Total property revenues from our same store properties increased 1.8%, from $189.9 million for the first six months of 2003 to $193.3 million for the first six months of 2004, which represents an increase of $13 on a per apartment home per month basis. For same-store properties, rental rates on a per apartment home per month basis increased $27 from the first six months of 2003 to the first six months of 2004, and vacancy loss decreased $19 per apartment home over the same period. These increases in revenues were partially offset by increases in concessions granted which increased $34 per apartment home per month.

        Property revenues from our non-same store, development and lease-up properties increased from $8.0 million for the first six months of 2003 to $16.0 million for the first six months of 2004 due to the completion and lease-up of properties in our development pipeline.

        Fee and asset management revenues in the first six months of 2004 increased $1.2 million over the same period in 2003. This increase was primarily due to construction and development fees earned on third party projects.

        Other revenues for the six months ended June 30, 2004 increased $3.4 million from the same period in 2003. Other revenues for the six months ended June 30, 2004 included interest income of $3.5 million from our mezzanine financing program, $1.7 million related to an insurance settlement for lost rents related to a fire at one of our communities in 2000 and $0.8 million associated with the sale of an e-commerce investment that had previously been written off. Other revenues for the six months ended June 30, 2003 included interest income of $1.3 million from our mezzanine financing program and $1.2 million in revenues from townhome sales.

        Total property expenses for the six months ended June 30, 2004 increased $4.9 million, or 6.1%, as compared to the same period in 2003, and increased from $3,491 to $3,634 on an annualized per apartment home basis. Total property expenses from our same store properties increased 2.7%, from $76.3 million for the first six months of 2003 to $78.4 million for the first six months of 2004, which represents an increase of $91 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to a 20.4% increase in property insurance expense, combined with slight increases in all other expense categories. Property expenses from our non-same store, development and lease-up properties increased from $3.8 million for the first six months of 2003 to $6.7 million for the first six months of 2004, which is consistent with the growth in revenues during the same period.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $5.0 million for the six months ended June 30, 2003 to $5.6 million for the six months ended June 30, 2004. This increase was primarily due to increases in salary and benefit expenses.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, decreased from $2.6 million for the six months ended June 30, 2003 to $2.0 million for the six months ended June 30, 2004. This decrease was primarily due to a decrease in costs associated with our third party construction division, including decreases in cost overruns on fixed fee projects of $1.2 million, partially offset by increases in salary and benefit costs.

        General and administrative expenses increased 3.5% from $8.0 million to $8.3 million, but decreased as a percent of revenues from 3.9% to 3.8%, for the six months ended June 30, 2003 and 2004, respectively. The increase in expense was primarily due to increases in public company related costs, including legal and audit related fees.

        Gross interest cost before interest capitalized to development properties decreased $0.3 million, or 0.1%, from $45.3 million for the six months ended June 30, 2003 to $45.1 million for the six months ended June 30, 2004. The overall decrease in interest expense was due to declines in the average interest rate on our outstanding debt, due to declines in variable interest rates and savings from the refinancing of maturing debt at lower rates. This decrease was partially offset by higher average debt balances that were incurred to fund our increase in real estate assets. Interest capitalized decreased to $4.7 million from $8.4 million for the six months ended June 30, 2004 and 2003, respectively, due to lower average balances in our development pipeline.

        Depreciation and amortization increased from $53.6 million for the first six months of 2003 to $54.6 million for the first six months of 2004. This increase was due to new development and capital improvements placed in service during the past year.

        Gain on sale of properties for the first six months ended June 30, 2004 related to a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston. Gain on sale of properties for the first six months ended June 30, 2003 was from the sale of 53.2 acres of undeveloped land located in Houston.

        The $1.1 million impairment loss on land held for sale related to 2.4 acres of undeveloped land located in Dallas, which was classified as land held for sale during the first six months of 2004.

        Equity in income of joint ventures decreased $3.0 million from the first six months of 2003, primarily from gains recognized on sale of properties held in joint ventures in 2003. Our portion of the gain recognized on these property sales totaled $1.4 million during the first six months of 2003.

        Distributions on units convertible into perpetual preferred shares decreased from $6.4 million for the first six months of 2003 to $5.6 million for the first six months of 2004, as a result of an amendment to the terms of the Series B preferred units which was effective beginning December 1, 2003.

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

        The interest expense coverage ratio, net of capitalized interest, was 2.9 times for both the six months ended June 30, 2004 and 2003. At June 30, 2004 and 2003, 85.3% and 84.5%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 7.2 years and 6.2 years at June 30, 2004 and 2003, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization and interest expense.

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

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the six months ended June 30, 2004, we incurred $47.9 million in development costs and no acquisition costs. We currently have three wholly owned properties under construction at a projected aggregate cost of approximately $71.6 million, $22.0 million of which had been incurred through June 30, 2004. At period end, we were obligated for approximately $41.1 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $69.9 million for the six months ended June 30, 2004, an increase of $11.5 million, or 19.8%, from the same period in 2003. The increase in operating cash flow was primarily due to a $6.4 million increase in property net operating income, and an increase in non-property related revenues of $4.7 million.

        Net cash used in investing activities totaled $65.4 million for the six months ended June 30, 2004 compared to $49.9 million for the same period in 2003. For the six months ended June 30, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $47.9 million and $12.2 million, respectively. These expenditures were offset by $3.1 million in net proceeds received from land sales during 2004. For the six months ended June 30, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $53.8 million and $10.0 million, respectively. These expenditures were offset by $9.7 million in net proceeds received from townhome and land sales during 2003. Distributions from joint ventures decreased $7.5 million from 2003 due to the sale of three properties totaling 482 apartment homes. Additionally, loans issued under our mezzanine financing program increased from $3.9 million to $6.9 million for the six months ended June 30, 2003 and 2004, respectively.

        Net cash used in financing activities totaled $6.0 million for the six months ended June 30, 2004 compared to $7.3 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, we paid dividends and distributions totaling $61.9 million. Our line of credit increased $284 million for the six months ended June 30, 2004, primarily from the repayment of $232.4 million in notes payable, the funding of development activities and capital improvements. Also, we received $5.2 million from option exercises during the first six months of 2004. During the six months ended June 30, 2003, we paid distributions totaling $60.4 million. Our line of credit increased $59.0 million for the six months ended June 30, 2003, primarily from the funding of development activities.

        In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields that exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. At June 30, 2004, we had repurchased approximately 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares at a total cost of $243.6 million. No common shares or units convertible into common shares were repurchased under this program the first six months of 2004.

        In June 2004, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the second quarter of 2004 which was paid on July 16, 2004 to all common shareholders of record as of June 30, 2004. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

        The following table summarizes our known contractual obligations as of June 30, 2004:

(in millions)

	Total	2004	2005	2006	2007	2008	Thereafter

Debt maturities	$1,561.6	$2.2	$60.9	$541.3	$165.4	$17.9	$773.9
Non-cancelable operating lease payments	11.1	1.0	1.9	1.6	1.5	1.0	4.1
Construction contracts	41.1	21.6	19.5	--	--	--	--

	$1,613.8	$24.8	$82.3	$542.9	$166.9	$18.9	$778.0

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

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At June 30, 2004 we had outstanding letters of credit totaling $16.2 million, and had $152.8 million available under our unsecured line of credit.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        At June 30, 2004, $885.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At June 30, 2004, our floating rate debt totaled $408.2 million and had a weighted average interest rate of 1.8%.

        In July 2004, we issued from our $1.1 billion shelf registration an aggregate principal amount of $100 million 4.70% five-year senior unsecured notes maturing on July 15, 2009. Interest on the notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2005. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $99.2 million, net of issuance costs. We used the net proceeds to reduce indebtedness outstanding under our unsecured line of credit.

Funds from Operations (“FFO”)

        Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our definition of diluted FFO also assumes conversion of all dilutive convertible securities, including minority interests, which are convertible into common shares. We consider FFO to be a useful performance measure of our operating performance because FFO, together with net income and cash flows, provides investors with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures and distributions to shareholders and unitholders.

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

        A reconciliation of net income to diluted FFO for the three and six months ended June 30, 2004 and 2003 follows:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Funds from operations:
Net income	$7,654	$5,908	$17,042	$14,242
Real estate depreciation	26,126	25,896	52,246	51,285
Adjustments for unconsolidated joint ventures	525	73	1,047	(377)
Income allocated to units convertible into common shares	769	520	1,525	889

Funds from operations - diluted	$35,074	$32,397	$71,860	$66,039

Weighted average shares - basic	40,291	39,218	40,161	39,191
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	1,567	1,384	1,560	1,259
Units convertible into common shares	2,437	2,445	2,439	2,450

Weighted average shares - diluted	44,295	43,047	44,160	42,900

Inflation

        We lease apartments under lease terms generally ranging from 6 to 13 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

        The Securities and Exchange Commission has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset impairment, which are discussed in the “Business” section of this Item 2 under “Development and Lease-Up Properties”, and income recognition, capital expenditures and notes receivable, which are discussed below.

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

Impact of New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”), which was revised in December 2003. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was effective for periods ending after March 15, 2004. Our application of FIN 46, as revised, did not require the consolidation of any additional entities.

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

        In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 is effective for the first interim period beginning after June 15, 2004. The adoption of EITF 03-01 will not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2004.

        There has been no change to our internal control over financial reporting during the period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 5, 2004

(1) The shareholders elected all eight of the nominees for Trust Manager by the following vote:

	Affirmative	Negative	Abstentions	Broker Non-Voters

Richard J. Campo	31,304,494	7,092,110	-	-
D. Keith Oden	31,319,184	7,077,420	-	-
F. Gardner Parker	38,104,934	291,670	-	-
William R. Cooper	29,759,725	8,636,878	-	-
Scott S. Ingraham	28,800,731	9,595,872	-	-
Steven A. Webster	31,987,264	6,409,339	-	-
Lewis A. Levey	37,947,589	449,015	-	-
George A. Hrdlicka	37,939,601	457,003	-	-

Item 5	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, LP dated May 26, 2004.

		10.2	Form of Amendment to Registration Rights Agreement dated May 26, 2004.

		31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 9, 2004.

		31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 9, 2004.

		32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

	(b)	Reports on Form 8-K

Current Report on Form 8-K, dated May 6, 2004 was filed with the Commission on May 7, 2004, contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	August 9, 2004

Dennis M. Steen Chief Financial Officer, Sr. Vice President- Finance and Secretary	Date

31