Form 10-Q
period 2004-09-30
CAMDEN PROPERTY TRUST
filed 2004-11-09
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, there were 39,946,753 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST
Table of Contents

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

CAMDEN PROPERTY TRUST CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)
	September 30, 2004	December 31, 2003

ASSETS
Real estate assets, at cost
Land	$406,760	$400,490
Buildings and improvements	2,583,555	2,499,214

	2,990,315	2,899,704
Accumulated depreciation	(680,184)	(601,688)

Net operating real estate assets	2,310,131	2,298,016
Properties under development, including land	174,351	189,119
Investments in joint ventures	10,076	11,033
Land held for sale	1,800	--

Total real estate assets	2,496,358	2,498,168
Accounts receivable - affiliates	30,434	25,997
Notes receivable
Affiliates	10,010	9,017
Other	53,599	41,416
Other assets, net	49,804	40,951
Cash and cash equivalents	2,465	3,357
Restricted cash	4,259	6,655

Total assets	$2,646,929	$2,625,561

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable
Unsecured	$1,435,197	$1,277,879
Secured	170,129	231,798
Accounts payable	28,794	26,150
Accrued real estate taxes	32,732	27,407
Accrued expenses and other liabilities	48,192	50,111
Distributions payable	30,331	30,946

Total liabilities	1,745,375	1,644,291

Commitments and contingencies

Minority interests
Perpetual preferred units	115,060	149,815
Common units	43,881	46,570

Total minority interests	158,941	196,385
Shareholders' equity
Common shares of beneficial interest	486	483
Additional paid-in capital	1,346,040	1,330,512
Distributions in excess of net income	(353,996)	(297,808)
Unearned restricted share awards	(14,069)	(11,875)
Treasury shares, at cost	(235,848)	(236,427)

Total shareholders' equity	742,613	784,885

Total liabilities and shareholders' equity	$2,646,929	$2,625,561

See Notes to Consolidated Financial Statements. 3

CAMDEN PROPERTY TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)
	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Revenues
Rental revenues	$96,937	$93,588	$289,212	$275,289
Other property revenues	9,047	8,790	26,268	25,237

Total property revenues	105,984	102,378	315,480	300,526
Fee and asset management	1,962	1,944	6,639	5,402
Other revenues	1,917	802	7,999	3,447

Total revenues	109,863	105,124	330,118	309,375

Expenses
Property operating and maintenance	33,537	31,661	95,507	89,815
Real estate taxes	11,604	11,203	34,953	33,448

Total property expenses	45,141	42,864	130,460	123,263
Property management	2,901	2,533	8,512	7,494
Fee and asset management	850	598	2,845	3,229
General and administrative	4,074	3,878	12,400	11,926
Other expenses	--	--	--	1,389
Interest	19,305	18,584	59,701	55,459
Depreciation	27,149	26,353	80,299	78,699
Amortization of deferred financing costs	767	658	2,250	1,923

Total expenses	100,187	95,468	296,467	283,382

Income before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests	9,676	9,656	33,651	25,993
Gain on sale of land	--	89	1,255	2,171
Impairment loss on land held for sale	--	--	(1,143)	--
Equity in income of joint ventures	93	4	259	3,152
Income allocated to minority interests
Distributions on perpetual preferred units	(2,664)	(3,218)	(8,350)	(9,654)
Original issuance costs of redeemed perpetual preferred units	(745)	--	(745)	--
Income allocated to common units	(553)	(593)	(2,078)	(1,482)

Net income	$5,807	$5,938	$22,849	$20,180

Net income per share - basic	$0.14	$0.15	$0.57	$0.51

Net income per share - diluted	$0.14	$0.14	$0.54	$0.49

Distributions declared per common share	$0.635	$0.635	$1.905	$1.905

Weighted average number of common shares outstanding	40,377	39,290	40,234	39,224
Weighted average number of common and common dilutive equivalent shares outstanding	42,574	41,465	42,381	41,170

See Notes to Consolidated Financial Statements. 4

CAMDEN PROPERTY TRUSTCONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
	Nine Months Ended September 30,

	2004	2003

Cash flow from operating activities
Net income	$22,849	$20,180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	80,299	78,699
Amortization of deferred financing costs	2,250	1,923
Equity in income of joint ventures	(259)	(3,152)
Gain on sale of land	(1,255)	(2,171)
Impairment loss on land held for sale	1,143	--
Original issuance costs of redeemed perpetual preferred units	745	--
Income allocated to common units	2,078	1,482
Accretion of discount on unsecured notes payable	466	505
Amortization of share-based compensation	2,057	2,080
Net change in operating accounts	11,259	5,543

Net cash provided by operating activities	121,632	105,089

Cash flow from investing activities
Increase in real estate assets	(80,483)	(85,012)
Net proceeds from sale of land and townhomes	3,451	13,498
Increase in notes receivable - other	(12,183)	(6,805)
Distributions from joint ventures	1,216	8,544
Increase in non-real estate assets and other	(4,714)	(1,431)

Net cash used in investing activities	(92,713)	(71,206)

Cash flow from financing activities
Net increase in unsecured line of credit and short term borrowings	287,000	71,000
Proceeds from notes payable	99,841	--
Repayment of notes payable	(291,658)	(16,716)
Distributions to shareholders and minority interests	(92,957)	(90,739)
Redemption of perpetual preferred units	(35,500)	--
Net increase in accounts receivable - affiliates	(1,294)	(920)
Repayment of notes receivable - affiliates	--	1,800
Increase in notes receivable - affiliates	(993)	--
Common share options exercised	7,015	3,676
Payment of deferred financing costs	(1,858)	(891)
Other	593	843

Net cash used in financing activities	(29,811)	(31,947)

Net (decrease) increase in cash and cash equivalents	(892)	1,936

Cash and cash equivalents, beginning of period	3,357	405

Cash and cash equivalents, end of period	$2,465	$2,341

Supplemental Information
Cash paid for interest, net of interest capitalized	$58,582	$50,554
Interest capitalized	6,965	12,267

Supplemental schedule of noncash investing and financing activities
Value of shares issued under benefit plans, net	$5,710	$2,302
Conversion of operating partnership units to common shares	--	318

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization and Significant Accounting Policies

        The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

        Camden Property Trust is a self-administered and self-managed real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of September 30, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 53,122 apartment homes located in ten states. At September 30, 2004, we had one recently completed multifamily property containing 538 apartment homes in lease-up. We had 1,114 apartment homes under development at three of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of September 30, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the three months ended September 30, 2004, Houston, Las Vegas and Dallas contributed 13.9%, 13.9% and 12.7%, respectively, to our net operating income.

        Approximately 24% of our multifamily apartment units at September 30, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

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

        Capitalized interest was $2.3 million and $7.0 million for the three and nine months ended September 30, 2004, and $3.8 million and $12.3 million for the three and nine months ended September 30, 2003, respectively. Capitalized real estate taxes were $0.6 million and $1.9 million for the three and nine months ended September 30, 2004 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2003, respectively. All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

        We capitalized $18.0 million and $15.7 million in the nine months ended September 30, 2004 and 2003, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

        Property operating and maintenance expenses included repairs and maintenance expenses totaling $8.2 million and $23.1 million for the three and nine months ended September 30, 2004, respectively, compared with $8.0 million and $22.2 million for the three and nine months ended September 30, 2003, respectively. Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

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

        Stock-based Employee Compensation. During the first nine months of 2004, we granted 153,386 restricted shares to certain key employees and non-employee trust managers. The restricted shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the nine month period ended September 30, 2004, 130,451 restricted shares became fully vested.

        During the first nine months of 2004, we also granted options to purchase 411,000 common shares with an exercise price of $42.90 per share, which was equal to the market value on the date of grant. The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant. During the nine month period ended September 30, 2004, previously granted options to purchase 469,321 shares became exercisable, and 652,248 options were exercised at a weighted average price of $34.46 per share.

        Prior to 2003, we accounted for option grants under the recognition and measurement provisions of the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Beginning January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of

SFAS No. 123, Accounting for Stock-Based Compensation. As a result of our adoption of the prospective method set forth in SFAS No. 148, we recognize stock-based employee compensation as new options are awarded. During the three and nine months ended September 30, 2004, we expensed $0.2 million and $0.5 million, respectively, compared with $53,000 and $0.1 million during the three and nine months ended September 30, 2003, respectively, associated with awards that are now being accounted for under the fair value method.

        The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding unvested awards in each period indicated:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income, as reported	$5,807	$5,938	$22,849	$20,180
Add: stock-based employee compensation expense included in reported net income	877	865	2,768	2,513
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,150)	(1,180)	(3,525)	(3,206)

Pro forma net income	$5,534	$5,623	$22,092	$19,487

Net income per share:
Basic - as reported	$0.14	$0.15	$0.57	$0.51
Basic - pro forma	0.14	0.14	0.55	0.50

Diluted - as reported	0.14	0.14	0.54	0.49
Diluted - pro forma	0.13	0.14	0.52	0.47

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

2.     Per Share Data

        Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and nine months ended September 30, 2004 and 2003, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation, as they were not dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Basic earnings per share calculation
Net income	$5,807	$5,938	$22,849	$20,180

Net income - per share	$0.14	$0.15	$0.57	$0.51

Weighted average number of common shares outstanding	40,377	39,290	40,234	39,224

Diluted earnings per share calculation
Net Income	$5,807	$5,938	$22,849	$20,180
Income allocated to common units	8	9	32	23

Net income, as adjusted	$5,815	$5,947	$22,881	$20,203

Net income, as adjusted - per share	$0.14	$0.14	$0.54	$0.49

Weighted average common shares outstanding	40,377	39,290	40,234	39,224
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	1,635	1,613	1,585	1,379
Common units	562	562	562	567

Weighted average common shares outstanding, as adjusted	42,574	41,465	42,381	41,170

3.     Investments in Joint Ventures

        In December 2003, Camden USA, Inc., one of our wholly owned subsidiaries, contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million, and approximately $12.7 million in cash. The remaining 80% interest is owned by Westwind Equity, LLC, an unrelated third party, which contributed $5.8 million to the joint venture. We entered into this transaction to reduce the risk associated with entering into a new market. The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million. Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture. We are providing development services to the joint venture, and fees earned for these services totaled $0.2 million and $1.0 million for the three and nine months ended September 30, 2004, respectively. At September 30, 2004, the joint venture had total assets of $37.9 million and had third-party secured debt totaling $20.6 million.

        Management believes that none of the investments in joint ventures qualify for consolidation as a variable interest entity. These joint ventures are accounted for under the equity method as we exercise significant influence.

4.     Third Party Construction Services

        Our construction division performs services for our internally developed communities, as well as provides construction management and general contracting services for third-party owners of multifamily, commercial and retail properties. We are currently under contract on projects ranging from $1.2 million to $19.3 million. We earn fees on these projects ranging from 3% to 10% of the total contracted construction cost, which we recognize when they are earned. During the three and nine months ended September 30, 2004, fees earned from third-party construction projects totaled $1.0 million and $3.1 million, respectively, compared with $0.5 million and $2.0 million during the three and nine months ended September 30, 2003, respectively, and are included in fee and asset management revenues in our consolidated statements of operations.

        During the nine months ended September 30, 2004, we recorded cost overruns of $0.7 million, compared with $2.0 million for the nine months ended September 30, 2003, on fixed fee projects, which represented the estimate of our remaining costs to complete the projects. These cost overruns are included in fee and asset management expenses in our consolidated statements of operations.

5.     Notes receivable

        We have a mezzanine financing program under which we provide financing to owners of real estate properties. We had $53.6 million in secured notes receivable outstanding as of September 30, 2004. These notes, which mature through 2008, accrue interest at rates ranging from 5% to 18%, which is recognized as earned.

        The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

Location	Property Type (s)	Status	Apartment Homes At 9/30/04	Sept 30, 2004	Dec 31, 2003

Dallas/Fort Worth, Texas	Multifamily	Stabilized	1,314	$17.9	$11.4
Las Vegas, Nevada	Multifamily	Stabilized/Development	560	7.9	7.4
Reno, Nevada	Multifamily	Stabilized	450	5.5	5.4
Tampa, Florida	Multifamily	Stabilized	370	5.0	--
Houston, Texas	Multifamily/Commercial	Predevelopment/Development	--	4.7	4.7
San Jose, California	Multifamily	Stabilized	117	3.6	3.6
Denver, Colorado	Multifamily	Stabilized	279	3.5	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.4

	Total		3,746	$53.6	$41.4

        We have reviewed the terms and conditions underlying each note and management believes that none of these notes qualify for consolidation as a variable interest entity. Management believes that these notes are collectable, and no impairment existed at September 30, 2004.

        In December 2003, in connection with a joint venture transaction discussed in Note 3, we provided mezzanine financing to the joint venture, in which we own a 20% interest. As of September 30, 2004, the balance of the note receivable totaled $10.0 million. This note accrues interest at 14% per year and will mature in 2006.

6.     Notes Payable

        The following is a summary of our indebtedness:

(in millions)

	September 30, 2004	December 31, 2003

Unsecured line of credit and short term borrowings	$334.0	$47.0

Senior unsecured notes
7.14% Notes, due 2004	--	199.9
7.11% - 7.28% Notes, due 2006	174.7	174.5
5.98% Notes, due 2007	149.6	149.5
4.74% Notes, due 2009	99.8	--
6.77% Notes, due 2010	99.9	99.9
7.69% Notes, due 2011	149.5	149.5
5.93% Notes, due 2012	199.3	199.2
5.45% Notes, due 2013	198.9	198.9

	1,071.7	1,171.4
Medium term notes
6.88% - 7.17% Notes, due 2004	--	30.0
7.63% Notes, due 2009	15.0	15.0
6.79% Notes, due 2010	14.5	14.5

	29.5	59.5

Total unsecured notes	1,435.2	1,277.9

Secured notes
7.10% - 8.50% Conventional Mortgage Notes, due 2006 - 2009	72.3	133.2
1.82% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	97.8	98.6

	170.1	231.8

Total notes payable	$1,605.3	$1,509.7

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

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2004 we had outstanding letters of credit totaling $17.1 million, and had $148.9 million available under our unsecured line of credit.

        In July 2004, we issued from our $1.1 billion shelf registration an aggregate principal amount of $100 million 4.70% five-year senior unsecured notes maturing on July 15, 2009. Interest on the notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2005. We may redeem the notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are direct, senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds from the sale of the notes were $99.2 million, net of issuance costs of $0.6 million. We used the net proceeds to reduce indebtedness outstanding under our unsecured line of credit.

        In September 2004, we paid off six conventional mortgage notes totaling $58.2 million which had a weighted average interest rate of 7.3%. We repaid these mortgages using proceeds available under our unsecured line of credit.

        At September 30, 2004, $785.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At September 30, 2004, our floating rate debt, which includes our unsecured line of credit, totaled $411.0 million and had a weighted average interest rate of 2.2%.

7.     Net Change in Operating Accounts

        The effect of changes in the operating accounts on net cash provided by operating activities is as follows:

(in thousands)

	Nine Months Ended September 30,

	2004	2003

Decrease (increase) in assets:
Other assets, net	$(5,512)	$1,114
Restricted cash	2,396	158

Increase (decrease) in liabilities:
Accounts payable	2,656	(12,164)
Accrued real estate taxes	4,975	4,943
Accrued expenses and other liabilities	6,744	11,492

Net change in operating accounts	$11,259	$5,543

8.     Preferred Units

        Our operating partnership has issued $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units and $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in 2008 and the Series C preferred units are redeemable beginning in the third quarter of 2004, in each case by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2009 by the holder into a fixed number of corresponding Series B or C Cumulative Redeemable Perpetual Preferred Shares. The preferred units are subordinate to present and future debt. Distributions on the preferred units totaled $2.7 million and $3.2 million for the three months and $8.4 million and $9.7 million for the nine months ended September 30, 2004 and 2003, respectively.

        During the third quarter of 2004, we redeemed 1,420,000 8.25% Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $35.5 million, plus accrued and unpaid distributions.

In connection with the issuance of the Series C preferred units, we incurred $0.7 million in issuance costs which had been recorded as a reduction to minority interests. These issuance costs were expensed in connection with the redemption of the Series C preferred units.

9.    Securities Repurchase Program

        In 1998, we began repurchasing our securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. As of September 30, 2004, we had repurchased 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares for a total cost of $243.6 million. No common shares or units convertible into common shares have been repurchased under this program during the first nine months of 2004.

10.   Townhome Sales

        We constructed 17 for-sale townhomes in the downtown Dallas area at a total cost of approximately $5.5 million. During the first nine months of 2003, we sold the four remaining units at a total sales price of approximately $1.3 million. The proceeds received from these townhome sales are included in other revenues in our consolidated statements of operations. Other expenses in our consolidated statements of operations represents the construction costs and marketing expenses associated with the townhomes.

11.   Related Party Transactions

        We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.3 million for each of the quarters and $0.9 million for each of the nine months ended September 30, 2004 and 2003.

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

12.   Commitments and Contingencies

        Construction Contracts. As of September 30, 2004, we were obligated for approximately $31.1 million of additional expenditures on our two wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

        Contingencies. We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

        Subsequent to September 30, 2004, a lawsuit relating to the proposed merger with Summit Properties, Inc. was filed naming us as one of the defendants. See more information at Note 13.

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

        Lease commitments. At September 30, 2004, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2004 compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2003. Minimum annual rental commitments for the remaining three months of 2004 are $0.5 million, and for the years ending December 31, 2005 through 2008 are $1.9 million, $1.6 million, $1.5 million, and $1.0 million, respectively, and $4.1 million in the aggregate thereafter.

        Employment agreements. We have employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2005. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

13.   Subsequent Event

        On October 4, 2004, Camden, Camden Summit, Inc. (f/k/a Camden Sparks, Inc.), a wholly owned subsidiary of Camden (“Camden Summit”), and Summit Properties Inc. (“Summit”) announced that they had entered into an Agreement and Plan of Merger, dated as of October 4, 2004, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of October 6, 2004 (as amended, the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Summit will be merged with and into Camden Summit. Summit is the sole general partner of Summit Properties Partnership, L.P. (the “Operating Partnership”).

        Under the terms of the Merger Agreement, Summit stockholders may elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing. These elections are subject to reallocation so that the aggregate amount of cash issued in the merger to Summit’s stockholders will equal approximately $434.4 million. The Merger Agreement may be terminated by Summit if the value of a Camden share decreases to below $39.31, during a period leading up to the merger, unless we elect to increase the exchange ratio. The limited partners in the Operating Partnership will be offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the merger at a unit valuation equal to 0.6687 of a Camden common share.

        Completion of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the stockholders of Summit and the shareholders of Camden. Completion of the Merger is also subject to approval by the limited partners of the Operating Partnership of, among other things, the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. William B. McGuire, Jr. and William F. Paulsen, members of the Board of Directors of Summit, have entered into a Voting Agreement with Camden pursuant to which they have agreed to vote all of the interests attributable to their limited partnership interests in the Operating Partnership in favor of such agreement.

        We intend to finance the cash portion of the merger consideration using a combination of available borrowing capacity under our line of credit and a new bridge loan facility to be entered into before the closing of the merger. In October 2004, we received a commitment for a $500 million bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 90 basis points, which rate is subject to certain conditions. We currently expect to form a joint venture and transfer to the venture multifamily properties with an estimated value of $450 million to $500 million. We anticipate that we will retain a minority interest in the venture and continue to provide property management services for the properties transferred to the venture. We intend to use a portion of the proceeds from this transaction to refinance the bridge loan.

        On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder. This complaint names as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger and the acts of the Summit directors constitute a breach of the Summit defendants’ fiduciary duties to Summit stockholders. The plaintiff in the lawsuit seeks, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the Merger, (3) to rescind the Merger in the event that it is consummated, (4) an order to permit a stockholders’ committee to ensure an unspecified “fair procedure, adequate procedural safe-guards and independent input by plaintiff” in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys’ fees. On November, 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff’s allegations of wrongdoing.

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

Business

        Camden Property Trust is a real estate investment trust (“REIT”) and, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities. As of September 30, 2004, we owned interests in, operated or were developing 148 multifamily properties containing 53,122 apartment homes located in ten states. Our properties, excluding joint ventures and properties in lease-up and under development, had a weighted average occupancy rate of 94.0% for the nine months ended September 30, 2004. Weighted average occupancy was 92.4% for the nine months ended September 30, 2003. At September 30, 2004, we had one recently completed multifamily property containing 538 apartment homes in lease-up. We had 1,114 apartment homes under development at three of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture. Additionally, we have several sites that we intend to develop into multifamily apartment communities.

        As of September 30, 2004, we had operating properties in 17 markets. No one market contributed more than 15% of our net operating income for the quarter then ended. For the quarter ended September 30, 2004, Houston, Las Vegas and Dallas contributed 13.9%, 13.9% and 12.7%, respectively, to our net operating income. We continually evaluate our portfolio to ensure appropriate geographic diversification in order to manage our risk of market concentration. We seek to selectively dispose of assets that management believes are highly capital intensive, have a lower projected net operating income growth rate than the overall portfolio, or no longer conform to our operating and investment strategies.

        Approximately 24% of our multifamily apartment units at September 30, 2004 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2004, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

        On October 4, 2004, Camden, Camden Summit, Inc. (f/k/a Camden Sparks, Inc.), a wholly owned subsidiary of Camden (“Camden Summit”), and Summit Properties Inc. (“Summit”) announced that they had entered into an Agreement and Plan of Merger, dated as of October 4, 2004, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of October 6, 2004 (as amended, the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Summit will be merged with and into Camden Summit. Summit is the sole general partner of Summit Properties Partnership, L.P. (the “Operating Partnership”).

        Under the terms of the Merger Agreement, Summit stockholders may elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing. These elections are subject to reallocation so that the aggregate amount of cash issued in the merger to Summit’s stockholders will equal approximately $434.4 million. The Merger Agreement may be terminated by Summit if the value of a Camden share decreases to below $39.31, during a period leading up to the merger, unless we elect to increase the exchange ratio. The limited partners in the Operating Partnership will be offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the merger at a unit valuation equal to 0.6687 of a Camden common share.

        Completion of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the stockholders of Summit and the shareholders of Camden. Completion of the Merger is also subject to approval by the limited partners of the Operating Partnership of, among other things, the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. William B. McGuire, Jr. and William F. Paulsen, members of the Board of Directors of Summit, have entered into a Voting Agreement with Camden pursuant to which they have agreed to vote all of the interests attributable to their limited partnership interests in the Operating Partnership in favor of such agreement.

        We intend to finance the cash portion of the merger consideration using a combination of available borrowing capacity under our line of credit and a new bridge loan facility to be entered into before the closing of the merger. In October 2004, we received a commitment for a $500 million bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 90 basis points, which rate is subject to certain conditions. We currently expect to form a joint venture and transfer to the venture multifamily properties with an estimated value of $450 million to $500 million. We anticipate that we will retain a minority interest in the venture and continue to provide property management services for the properties transferred to the venture. We intend to use a portion of the proceeds from this transaction to refinance the bridge loan.

Property Portfolio

        Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	September 30, 2004		December 31, 2003

	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
West Region
Las Vegas, Nevada (a)	9,625	33	9,625	33
Denver, Colorado (a)	2,529	8	2,529	8
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	1,653	4
San Diego/Inland Empire, California	846	3	846	3
Tucson, Arizona	821	2	821	2
Central Region
Dallas, Texas	8,359	23	8,359	23
Houston, Texas	6,810	15	6,810	15
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Corpus Christi, Texas	1,410	3	1,284	3
Kansas City, Missouri	596	1	596	1
East Region
Tampa, Florida	6,089	13	6,089	13
Orlando, Florida	2,804	6	2,804	6
Charlotte, North Carolina	1,659	6	1,659	6
Louisville, Kentucky	1,448	5	1,448	5
Greensboro, North Carolina	520	2	520	2

Total Operating Properties	52,008	145	51,344	144

Properties Under Development
West Region
Los Angeles/Orange County, California	--	--	538	1
Central Region
Dallas, Texas	284	1	--	--
East Region
Orlando, Florida	366	1	--	--
Northern Virginia (a)	464	1	464	1

Total Properties Under Development	1,114	3	1,002	2

Total Properties	53,122	148	52,346	146

Less: Joint Venture Properties (a)	5,011	18	5,011	18

Total Properties Owned 100%	48,111	130	47,335	128

(a)

Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor,16 properties with 4,227 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor, and one property with 464 units currently under development in Virginia in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

18 Development and Lease-Up Properties At September 30, 2004, we had one completed property in lease-up as follows: ($ in millions)
Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 11/01/04	Date of Completion	Estimated Date of Stablization

Camden Harbor View
Long Beach, CA	538	$142.7	84%	2Q04	4Q04

At September 30, 2004, we had three properties in various stages of construction as follows: ($ in millions)
Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred At 9/30/04	Estimated Date of Completion	Estimated Date of Stablization

Under Construction
Camden Farmers Market II
Dallas, TX	284	$31.7	$14.6	3Q05	1Q06
Camden Lago Vista
Orlando, FL	366	34.8	14.5	3Q05	1Q06

Total	650	$66.5	$29.1

Under Construction - JV's
Camden Westwind
Ashburn, VA	464	$69.1	$37.9	1Q06	4Q06

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

        Our consolidated balance sheet at September 30, 2004 included $174.4 million related to wholly owned properties under development. Of this amount, $29.1 million relates to our two projects currently under development, Camden Farmers Market II, and Camden Lago Vista. Additionally, we have $145.3 million invested in land held for future development. Included in this amount is $63.6 million related to projects we expect to begin constructing in late 2004 or early 2005, including $30.3 million of land located in Virginia which was acquired in the second quarter of 2004. We also have $46.2 million invested in land tracts adjacent to current development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

        Changes in revenues and expenses related to our operating properties from period to period are primarily due to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio. Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Average monthly property revenue per apartment home	$749	$733	$745	$722
Annualized total property expenses per apartment home	$3,826	$3,681	$3,698	$3,555
Weighted average number of operating apartment homes owned 100%	47,192	46,581	47,039	46,237

Weighted average occupancy, by region
West	95.8%	95.0%	95.2%	93.8%
Central	91.7%	93.0%	93.1%	91.2%
East	95.1%	94.2%	94.1%	92.8%
Total operating properties owned 100%	93.8%	93.9%	94.0%	92.4%

Comparison of the Quarters Ended September 30, 2004 and September 30, 2003

        Net income decreased $0.1 million, or 2.2%, from $5.9 million to $5.8 million for the quarter ended September 30, 2003 and 2004, respectively. The decrease in net income was due to many factors, which included, but were not limited to, increases in interest, depreciation, and other non-property related expenses, including the charge off of original issuance costs of redeemed perpetual preferred units. These decreases were partially offset by increases in property net operating income and other non-property related revenues. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income increased $1.3 million, or 2.2%, from $59.5 million to $60.8 million for the quarters ended September 30, 2003 and 2004, respectively.

        The following table presents the components of net operating income for the quarters ended September 30, 2004 and 2003:

($ in thousands)

	Apartment Homes	Three Months Ended September 30,		Change
	at 9/30/04	2004	2003	$	%

Property revenues
Same property communities	44,481	$97,057	$96,553	$504	0.5%
Non-same property communities	2,442	6,727	5,192	1,535	29.6
Development and lease-up communities	1,188	2,067	436	1,631	374.1
Dispositions/other	--	133	197	(64)	(32.5)

Total property revenues	48,111	105,984	102,378	3,606	3.5

Property expenses
Same property communities	44,481	41,202	40,206	996	2.5
Non-same property communities	2,442	2,754	2,403	351	14.6
Development and lease-up communities	1,188	1,055	80	975	--
Dispositions/other	--	130	175	(45)	(25.7)

Total property expenses	48,111	45,141	42,864	2,277	5.3

Property net operating income
Same property communities	44,481	55,855	56,347	(492)	(0.9)
Non-same property communities	2,442	3,973	2,789	1,184	42.5
Development and lease-up communities	1,188	1,012	356	656	184.3
Dispositions/other	--	3	22	(19)	(86.4)

Total property net operating income	48,111	$60,843	$59,514	$1,329	2.2%

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

        Total property revenues for the quarter ended September 30, 2004 increased $3.6 million over 2003, and increased from $733 to $749 on a per apartment home per month basis. Total property revenues from our same store properties increased 0.5%, from $96.6 million for the third quarter of 2003 to $97.1 million for the third quarter of 2004, which represents an increase of $4 on a per apartment home per month basis. For same-store properties, rental rates on a per apartment home per month basis increased $19 from the third quarter of 2003 to the third quarter of 2004, and vacancy loss decreased $3 per apartment home over the same period. These increases in revenues were partially offset by increases in concessions granted which increased $19 per apartment home per month.

        Property revenues from our non-same store, development and lease-up properties increased from $5.6 million for the third quarter of 2003 to $8.8 million for the third quarter of 2004 due to the completion and lease-up of properties in our development pipeline.

        Other revenues for the quarter ended September 30, 2004 increased $1.1 million from the same quarter ended 2003. This increase is attributable to increases in loans outstanding under our mezzanine financing program.

        Total property expenses for the quarter ended September 30, 2004 increased $2.3 million, or 5.3%, as compared to the same quarter in 2003, and increased from $3,681 to $3,826 on an annualized per apartment home basis. Total property expenses from our same store properties increased 2.5%, from $40.2 million for the third quarter of 2003 to $41.2 million for the third quarter of 2004, which represents an increase of $90 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to increases in salary and benefit expense and property insurance of $78 and $21 on annualized per apartment home basis, respectively. Property expenses from our non-same store, development and lease-up properties increased from $2.5 million for the third quarter of 2003 to $3.8 million for the third quarter of 2004, which is consistent with the growth in revenues during the same period.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.5 million for the quarter ended September 30, 2003 to $2.9 million for the quarter ended September 30, 2004. This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $0.6 million for the quarter ended September 30, 2003 to $0.9 million for the quarter ended September 30, 2004. This increase was primarily due to costs associated with third party construction projects.

        General and administrative expenses increased 5.1% from $3.9 million to $4.1 million, but remained constant as a percent of revenues at 3.7% for the quarters ended September 30, 2003 and 2004. The increase was primarily due to increases in salary and benefit expenses.

        Gross interest cost before interest capitalized to development properties decreased $0.8 million, or 3.6%, from $22.4 million for the quarter ended September 30, 2003 to $21.6 million for the quarter ended September 30, 2004. The overall decrease in interest expense was due to declines in the average interest rate on our outstanding debt, due to declines in variable interest rates and savings from refinancing maturing debt at lower rates. This decrease was partially offset by higher average debt balances that were incurred to fund our increase in real estate assets. Interest capitalized decreased to $2.3 million from $3.8 million for the quarters ended September 30, 2004 and 2003, respectively, due to lower average balances in our development pipeline.

        Depreciation and amortization increased from $27.0 million for the third quarter of 2003 to $27.9 million for the third quarter of 2004. This increase was due to new development and capital improvements placed in service and issuance of new debt during the past year.

        Gain on sale of properties for the quarter ended September 30, 2003 was from the sale of 7.9 acres of undeveloped land located in Houston.

        Distributions on units convertible into perpetual preferred shares decreased from $3.2 million for the third quarter of 2003 to $2.7 million for the third quarter of 2004, as a result of an amendment to the terms of the Series B preferred units which was effective beginning December 1, 2003, as well as the redemption of $35.5 million in Series C preferred units in September 2004. Original issuance costs of $0.7 million were expensed in connection with the redemption of the Series C preferred units.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003

        Net income increased $2.7 million, or 13.2%, from $20.2 million to $22.8 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in net income was due to many factors, which included, but were not limited to, increases in property net operating income and other non-property related revenues. These increases were partially offset by increases in interest and depreciation expense, an impairment loss on land held for sale and decreases in gains from land sales and income from joint ventures. Our primary financial focus for our apartment communities is net operating income. Net operating income represents total property revenues less total property expenses. Net operating income increased $7.8 million, or 4.4%, from $177.3 million to $185.0 million for the nine months ended September 30, 2003 and 2004, respectively.

        The following table presents the components of net operating income for the nine months ended September 30, 2004 and 2003:

($ in thousands)

	Apartment Homes	Nine Months Ended September 30,		Change
	at 9/30/04	2004	2003	$	%

Property revenues
Same property communities	44,481	$290,318	$286,439	$3,879	1.4%
Non-same property communities	2,442	19,875	12,997	6,878	52.9
Development and lease-up communities	1,188	4,885	598	4,287	716.9
Dispositions/other	--	402	492	(90)	(18.3)

Total property revenues	48,111	315,480	300,526	14,954	5.0

Property expenses
Same property communities	44,481	119,564	116,536	3,028	2.6
Non-same property communities	2,442	8,206	6,123	2,083	34.0
Development and lease-up communities	1,188	2,268	132	2,136	--
Dispositions/other	--	422	472	(50)	(10.6)

Total property expenses	48,111	130,460	123,263	7,197	5.8

Property net operating income
Same property communities	44,481	170,754	169,903	851	0.5
Non-same property communities	2,442	11,669	6,874	4,795	69.8
Development and lease-up communities	1,188	2,617	466	2,151	461.6
Dispositions/other	--	(20)	20	(40)	(200.0)

Total property net operating income	48,111	$185,020	$177,263	$7,757	4.4%

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

        Total property revenues for the nine months ended September 30, 2004 increased $15.0 million over 2003, and increased from $722 to $745 on a per apartment home per month basis. Total property revenues from our same store properties increased 1.4%, from $286.4 million for the first nine months of 2003 to $290.3 million for the first nine months of 2004, which represents an increase of $10 on a per apartment home per month basis. For same-store properties, rental rates on a per apartment home per month basis increased $24 from the first nine months of 2003 to the first nine months of 2004, and vacancy loss decreased $13 per apartment home over the same period. These increases in revenues were partially offset by increases in concessions granted which increased $29 per apartment home per month.

        Property revenues from our non-same store, development and lease-up properties increased from $13.6 million for the first nine months of 2003 to $24.8 million for the first nine months of 2004 due to the completion and lease-up of properties in our development pipeline.

        Fee and asset management revenues in the first nine months of 2004 increased $1.2 million over the same period in 2003. This increase was primarily due to construction and development fees earned on third party projects.

        Other revenues for the nine months ended September 30, 2004 increased $4.6 million from the same period in 2003. Other revenues for the nine months ended September 30, 2004 included interest income of $5.4 million from our mezzanine financing program, $1.7 million related to an insurance settlement for lost rents related to a fire at one of our communities in 2000 and $0.8 million associated with the sale of an e-commerce investment that had previously been written off. Other revenues for the nine months ended

September 30, 2003 included interest income of $2.1 million from our mezzanine financing program and $1.2 million in revenues from townhome sales.

        Total property expenses for the nine months ended September 30, 2004 increased $7.2 million, or 5.8%, as compared to the same period in 2003, and increased from $3,555 to $3,698 on an annualized per apartment home basis. Total property expenses from our same store properties increased 2.6%, from $116.5 million for the first nine months of 2003 to $119.6 million for the first nine months of 2004, which represents an increase of $91 on an annualized per apartment home basis. The increase in same store property expenses per apartment home is primarily due to a 17.4% increase in property insurance expense, combined with slight increases in all other expense categories. Property expenses from our non-same store, development and lease-up properties increased from $6.3 million for the first nine months of 2003 to $10.5 million for the first nine months of 2004, which is consistent with the growth in revenues during the same period.

        Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $7.5 million for the nine months ended September 30, 2003 to $8.5 million for the nine months ended September 30, 2004. This increase was primarily due to increases in salary and benefit expenses related to the addition of regional supervision personnel.

        Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, decreased from $3.2 million for the nine months ended September 30, 2003 to $2.8 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in costs associated with our third party construction division, including decreases in cost overruns on fixed fee projects of $1.3 million, partially offset by increases in salary and benefit costs.

        General and administrative expenses increased 4.0% from $11.9 million to $12.4 million, but decreased as a percent of revenues from 3.9% to 3.8%, for the nine months ended September 30, 2003 and 2004, respectively. The increase in expense was primarily due to salary and benefit expenses including expenses associated with share-based compensation.

        Gross interest cost before interest capitalized to development properties decreased $1.1 million, or 1.6%, from $67.7 million for the nine months ended September 30, 2003 to $66.7 million for the nine months ended September 30, 2004. The overall decrease in interest expense was due to declines in the average interest rate on our outstanding debt, due to declines in variable interest rates and savings from the refinancing of maturing debt at lower rates. This decrease was partially offset by higher average debt balances that were incurred to fund our increase in real estate assets. Interest capitalized decreased to $7.0 million from $12.3 million for the nine months ended September 30, 2004 and 2003, respectively, due to lower average balances in our development pipeline.

        Depreciation and amortization increased from $80.6 million for the first nine months of 2003 to $82.5 million for the first nine months of 2004. This increase was primarily due to new development and capital improvements placed in service and issuance of new debt during the past year.

        Gain on sale of properties for the first nine months ended September 30, 2004 related to a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston. Gain on sale of properties for the first nine months ended September 30, 2003 was from the sale of 61.1 acres of undeveloped land located in Houston.

        The $1.1 million impairment loss on land held for sale related to 2.4 acres of undeveloped land located in Dallas, which was classified as land held for sale during the first nine months of 2004.

        Equity in income of joint ventures decreased $2.9 million from the first nine months of 2003, primarily from gains recognized on sale of properties held in joint ventures in 2003. Our portion of the gain recognized on these property sales totaled $1.4 million during the first nine months of 2003.

        Distributions on units convertible into perpetual preferred shares decreased from $9.7 million for the first nine months of 2003 to $8.4 million for the first nine months of 2004, as a result of an amendment to the terms of the Series B preferred units which was effective beginning December 1, 2003, as well as the redemption of $35.5 million in Series C preferred units in September, 2004. Original issuance costs of $0.7 million were expensed in connection with the redemption of the Series C preferred units.

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

        The interest expense coverage ratio, net of capitalized interest, was 2.9 times for the nine months ended September 30, 2004 and 2003. At September 30, 2004 and 2003, 89.0% and 85.2%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 7.0 years and 6.0 years at September 30, 2004 and 2003, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization and interest expense.

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

        We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets. During the nine months ended September 30, 2004, we incurred $63.8 million in development costs and no acquisition costs. We currently have two wholly owned properties under construction at a projected aggregate cost of approximately $66.5 million, $29.1 million of which had been incurred through September 30, 2004. At period end, we were obligated for approximately $31.1 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit). We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

        Net cash provided by operating activities totaled $121.6 million for the nine months ended September 30, 2004, an increase of $16.5 million, or 15.7%, from the same period in 2003. The increase in operating cash flow was primarily due to increases in property net operating income of $7.8 million, and non-property related revenues of $5.8 million. These increases were partially offset by increases in interest expense of $4.2 million. Additionally, due to timing of payables related to our construction projects, accounts payable increased $2.7 million for the nine months of 2004 as compared to a decrease of $12.2 million for the same period in 2003.

        Net cash used in investing activities totaled $92.7 million for the nine months ended September 30, 2004 compared to $71.2 million for the same period in 2003. For the nine months ended September 30, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $63.8 million and $18.0 million, respectively. These expenditures were offset by $3.5 million in net proceeds received from land sales during 2004. For the nine months ended September 30, 2003, net cash used in investing activities included expenditures for property development and capital improvements totaling $70.3 million and $15.7 million, respectively. These expenditures were offset by $13.5 million in net proceeds received from townhome and land sales during 2003. Distributions from joint ventures totaled $8.5 million in 2003 due to the sale of three properties totaling 482 apartment homes. Additionally, loans issued under our mezzanine financing program increased from $6.8 million to $12.2 million for the nine months ended September 30, 2003 and 2004, respectively.

        Net cash used in financing activities totaled $29.8 million for the nine months ended September 30, 2004 compared to $31.9 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we paid dividends and distributions totaling $93.0 million. Our line of credit increased $287.0 million for the nine months ended September 30, 2004. Additionally, we received proceeds totaling $99.8 million from the issuance of senior unsecured notes. A portion of the proceeds from this issuance and the increase in the line of credit were used to repay $291.7 million in notes payable, redeem $35.5 million in preferred units, and fund development activities and capital improvements. Also, we received $7.0 million from option exercises during the first nine months of 2004. During the nine months ended September 30, 2003, we paid distributions totaling $90.7 million. Our line of credit increased $71.0 million for the nine months ended September 30, 2003, primarily from the funding of development activities and the repayment of $16.7 million in notes payable. Cash received from option exercises totaled $3.7 million in 2003.

        In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. Management consummates these repurchases and redemptions at the time when they believe that we can reinvest available cash flow into our own securities at yields that exceed those currently available on direct real estate investments. These repurchases were made and we expect that future repurchases, if any, will be made without incurring additional debt and, in management’s opinion, without reducing our financial flexibility. At September 30, 2004, we had repurchased approximately 8.8 million common shares and redeemed approximately 106,000 units convertible into common shares at a total cost of $243.6 million. No common shares or units convertible into common shares were repurchased under this program during the first nine months of 2004.

        In September 2004, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.635 per share for the third quarter of 2004 which was paid on October 15, 2004 to all common shareholders of record as of September 30, 2004. We paid an equivalent amount per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

        The following table summarizes our known contractual obligations as of September 30, 2004:

(in millions)

	Total	2004	2005	2006	2007	2008	Thereafter

Debt maturities	$1,605.3	$0.8	$3.2	$544.2	$165.3	$17.8	$874.0
Non-cancelable operating lease payments	10.6	0.5	1.9	1.6	1.5	1.0	4.1
Construction contracts	31.1	9.9	21.2	--	--	--	--

	$1,647.0	$11.2	$26.3	$545.8	$166.8	$18.8	$878.1

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

        Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us. At September 30, 2004 we had outstanding letters of credit totaling $17.1 million, and had $148.9 million available under our unsecured line of credit.

        As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

        At September 30, 2004, $785.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

        At September 30, 2004, our floating rate debt totaled $411.0 million and had a weighted average interest rate of 2.2%.

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

        In September 2004, we paid off six conventional mortgage notes totaling $58.2 million which had a weighted average interest rate of 7.3%. We repaid these mortgages using proceeds available under our unsecured line of credit.

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

        A reconciliation of net income to diluted FFO for the three and nine months ended September 30, 2004 and 2003 follows:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Funds from operations:
Net income	$5,807	$5,938	$22,849	$20,180
Real estate depreciation	26,741	25,844	78,987	77,129
Adjustments for unconsolidated joint ventures	523	529	1,570	152
Income allocated to common units	553	593	2,078	1,482

Funds from operations - diluted	$33,624	$32,904	$105,484	$98,943

Weighted average shares - basic
Incremental shares issuable from assumed conversion of :	40,377	39,290	40,234	39,224
Common share options and awards granted	1,635	1,613	1,585	1,379
Common units	2,437	2,440	2,438	2,447

Weighted average shares - diluted	44,449	43,343	44,257	43,050

        FFO for the three and nine months ended September 30, 2003 previously included a reduction of $0.1 million and $2.2 million, respectively, from gains on sales of undepreciated property. We have adjusted FFO to include these types of gains as they currently do not meet NAREIT’s definition of gains that should be adjusted from net income in calculating FFO.

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

Item 4.   Controls and Procedures

        Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2004.

        There has been no change to our internal control over financial reporting during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Subsequent to September 30, 2004, a lawsuit relating to the proposed merger with Summit Properties, Inc. was filed naming us as one of the defendants. See Note 13 to the Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

2.1	Agreement and Plan of Merger, dated as of October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Camden Property Trust filed on October 5, 2004 (File No. 1-12110)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Camden Property Trust filed on October 6, 2004 (File No. 1-12110)

10.1	Voting Agreement, dated October 4, 2004, among Camden Property Trust, William B. McGuire, Jr. and William F. Paulsen. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Camden Property Trust filed on October 5, 2004 (File No. 1-12110)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 9, 2004.

31
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 9, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	November 9, 2004

Dennis M. Steen Chief Financial Officer, Sr. Vice President- Finance and Secretary	Date

33