Form 10-K
period 2004-12-31
CAMDEN PROPERTY TRUST
filed 2005-03-15
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas	76-6088377
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3 Greenway Plaza, Suite 1300
Houston, Texas	77046
(Address of Principle Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 354-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange

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
Yes ☑ No ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,312,636,467 based on a June 30, 2004 share price of $45.80.

At March 5, 2005, the number of shares outstanding of registrant’s Common Stock was 51,866,682 (net of 8,610,058 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 6, 2005 are incorporated by reference in Part III.

ii

PART I

Item 1. Business

Introduction

     Camden Property Trust is a real estate investment trust organized on May 25, 1993 and, with our subsidiaries, reports as a single business segment. We are one of the largest real estate investment trusts in the nation with operations related to the ownership, development, construction and management of multifamily apartment communities in ten states. Our use of the term “communities”, “multifamily communities”, “properties”, or “multifamily properties” in the following discussion refers to our multifamily apartment communities. As of December 31, 2004, we owned interests in, operated or were developing 147 properties containing 52,570 apartment homes located in ten states. At December 31, 2004, we had one recently completed multifamily property containing 538 apartment homes in lease-up. Three of our multifamily properties containing 1,114 apartment homes were under development at December 31, 2004, including 464 apartment homes at one multifamily property owned through a joint venture. We had two properties containing 886 apartment homes which were designated as held for sale. Additionally, we had several sites that we intend to develop into multifamily apartment communities.

2004 Operating Results

     Our 2004 results reflected a return of earnings growth that had been on the decline since 2001. Factors contributing to our growth in 2004 included our ability to (i) take advantage of development and acquisition opportunities as they became available, and (ii) leverage our access to low cost capital to provide earnings opportunities. These fundamentals have been key contributors to our ability to increase shareholder value. Our recent and current development pipeline has increased our asset base by nearly $400 million and these properties have significantly contributed to our success in 2004. Additionally, we have been able to take advantage of our strong financial position by providing mezzanine financing that has positively augmented our revenue stream.

     Our operating fundamentals continued to be affected by an oversupply of multifamily housing and low interest rates on mortgage debt, which continued to make home purchases attractive. High concessions continued to be our biggest challenge to increasing rental rates during 2004. Concession trends during the last half of 2004 showed promising results, as concessions declined in our stabilized properties during the fourth quarter. However, we expect that managing concessions will continue to be a significant challenge in 2005.

     We continue to focus on expense control. The increase in 2004 expenses was driven by increases in property insurance expenses and normal increases in employee related expenses. We were able to capitalize on the lower interest rate environment in 2004 by taking advantage of financing opportunities and replacing maturing debt with new lower cost debt. Although we expect 2005 to remain a challenging economic environment, we believe we are well positioned, both geographically and financially, for growth.

     Market balance is one of our core strategies. Through our merger with Summit Properties, Inc. (“Summit”), which is discussed below, and development and disposition activities, we have increased our market exposure in key markets, such as Southern California, Washington, DC and Southeast Florida, decreased our relative exposure in high concentration markets, such as Houston, Dallas and Las Vegas, and expanded our development pipeline. We intend to continue to recycle capital to improve the quality of our properties. As a result of the merger and other activities, our properties are located in 16 of the top 20 U.S. job growth markets and are well positioned as the recovery continues. We expect the combination of all these forces should add value to our shareholders moving forward into 2005.

     On February 28, 2005, Summit was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. Prior to the effective time of the merger, Summit was the sole general partner of Camden Summit Partnership L.P., formerly known as Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit

Partnership. As of December 31, 2004, Summit owned or held an ownership interest in 48 communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

     Under the terms of the Merger Agreement, Summit stockholders had the right to elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing of the merger. These elections were subject to reallocation so that the aggregate amount of cash issued in the merger to Summit’s stockholders equaled approximately $436.3 million. In the merger, we issued approximately 11.8 million common shares to Summit stockholders. The limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to 0.6687 of a Camden common share. The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.

     At December 31, 2004, we had approximately 1,640 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

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

     We expect that selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. We believe we understand and effectively manage the risks associated with development, and the risks of new development are justified by higher potential yields.

     Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, thereby promoting resident satisfaction and improving resident retention, which should reduce operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on site employees through incentive compensation arrangements based upon the net operating income produced at their property, rental rate increases and the level of lease renewals achieved. Property net operating income represents total property revenues less total property expenses.

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

     Dispositions. We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long term earnings growth expectations. As a result of our merger with Summit, we expect that no single market will provide more than 10% of total net operating income. Our strategy regarding undeveloped land sales has been to integrate the residential and retail components in such a way that enhances the quality of life for our residents.

     As of December 31, 2004, we had operating properties in 17 markets. No single market contributed more than 15% of our net operating income for the year then ended. For the year ended December 31, 2004, Houston, Las Vegas, and Dallas contributed 14.4%, 13.2% and 13.2%, respectively, of our net operating income.

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

     Insurance. We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes that may be subject to limitations in certain areas. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Markets and Competition

     Our portfolio consists of middle- to upper-market apartment properties. We target acquisitions and developments in selected markets. Since our initial public offering in 1993, we have diversified into markets in the Southwest, Southeast, Midwest, Mid-Atlantic and Western regions of the United States. By combining acquisition, renovation and development capabilities, we believe we can better respond to changing conditions in each market, reduce market risk and take advantage of opportunities as they arise.

     There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties and single family homes that are available for rent in the markets in which our properties are located. Our properties also compete for residents with the new and existing owned-home market. The demand for rental housing is driven by economic and demographic trends. Recent trends in the economics of renting versus home ownership indicate an increasing demand for owned housing in certain markets due to a number of factors, including low mortgage interest rates.

Disclosure Regarding Forward-Looking Statements

     We have made statements in this report which are “forward-looking” in that they do not discuss historical fact, but instead note expectations, projections, intentions or other items relating to the future. These forward-looking statements include those made in the documents incorporated by reference in this report.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results or performance to differ materially from those included in the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

•	the results of our efforts to implement our property development, construction and acquisition strategies;

•	our ability to effectively integrate the operations of Summit;

•	the timing of property dispositions and other financing arrangements related to the merger with Summit;

•	the effects of economic conditions, including rising interest rates;

•	our ability to generate sufficient cash flows;

•	the failure to qualify as a real estate investment trust;

•	the costs of our capital and debt;

•	changes in our capital requirements;

•	the actions of our competitors and our ability to respond to those actions;

•	the performance of our mezzanine financing program;

•	changes in governmental regulations, tax rates and similar matters; and

•	environmental uncertainties and disasters.

     Do not rely on these forward-looking statements, which only represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statement.

Company Website

     To view our current and periodic reports free of charge, please go to our website at www.camdenliving.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of each of our Audit, Compensation, Nominating and Corporate Governance Committees. This information is also available in print free of charge to any shareholder who requests it by contacting us at Camden Property Trust, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046, attention: Investor Relations.

Item 2. Properties

The Properties

     Our properties typically consist of two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans. The 144 properties, which we owned interests in and operated at December 31, 2004, averaged 851 square feet of living area per apartment home.

Operating Properties

     For the year ended December 31, 2004, no single operating property accounted for greater than 2.6% of our total revenues. The operating properties had a weighted average occupancy rate of 96% and 93% for 2004 and 2003, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred and twenty five of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 11 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Properties
1997-2004	30

1992-1996	29

1987-1991	28

1982-1986	46

Prior to 1982	11

Property Table

     The following table sets forth information with respect to our operating properties at December 31, 2004.

OPERATING PROPERTIES
					December 2004 Avg.
					Mo. Rental Rates
	Number of	Year Placed	Average Apartment	2004 Average	Per
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)	Apartment	Per Sq. Ft.
ARIZONA
Phoenix
Camden Copper Square	332	2000	786	95.3%	$823	$1.05
Camden Fountain Palms	192	1986/1996	1,050	91.9	767	0.73
Camden Legacy	428	1996	1,067	94.7	922	0.86
Camden Pecos Ranch	272	2001	924	95.4	854	0.92
Camden San Paloma	324	1993/1994	1,042	94.7	1,029	0.99
Camden Sierra	288	1997	925	90.8	792	0.86
Camden Towne Center	240	1998	871	95.1	813	0.93
Camden Vista Valley	357	1986	923	95.5	728	0.79
Tucson
Camden Pass	456	1984	559	94.8	485	0.87
Camden View	365	1974	1,026	95.6	720	0.70
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	380	2001	1,009	95.4	1,560	1.55
Camden Harbor View (2)	538	2004	976	In Lease-Up	2,059	2.11
Camden Martinique	714	1986	795	95.1	1,351	1.70
Camden Parkside	421	1972	835	95.4	1,246	1.49
Camden Sea Palms	138	1990	891	96.9	1,418	1.59
San Diego/Inland Empire
Camden Sierra at Otay Ranch (3)	422	2003	962	93.0	1,481	1.54
Camden Tuscany	160	2003	891	93.7	2,013	2.26
Camden Vineyards	264	2002	1,053	94.7	1,337	1.27
COLORADO
Denver
Camden Arbors	358	1986	810	92.5	867	1.07
Camden Caley	218	2000	925	94.5	1,006	1.09
Camden Centennial	276	1985	744	93.9	832	1.12
Camden Denver West (4)	320	1997	1,012	93.4	1,201	1.18
Camden Highlands Ridge	342	1996	1,141	93.0	1,246	1.09
Camden Interlocken	340	1999	1,022	92.8	1,262	1.23
Camden Lakeway	451	1997	919	92.4	1,085	1.18
Camden Pinnacle	224	1985	748	94.3	829	1.11
FLORIDA
Orlando
Camden Club	436	1986	1,077	94.3	895	0.83
Camden Landings	220	1983	748	95.9	694	0.93
Camden Lee Vista	492	2000	937	95.4	858	0.92
Camden Renaissance	578	1996/1998	899	97.5	827	0.92
Camden Reserve	526	1990/1991	824	95.9	773	0.94
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	91.8	918	0.97
Camden Bay Pointe	368	1984	771	96.8	691	0.90
Camden Bayside	832	1987/1989	748	91.3	743	0.99
Camden Citrus Park	247	1985	704	97.4	663	0.94
Camden Isles	484	1983/1985	722	96.2	652	0.90
Camden Lakes	688	1982/1983	728	94.6	696	0.96
Camden Lakeside	228	1986	728	95.3	699	0.96
Camden Live Oaks	770	1990	1,093	93.4	806	0.74
Camden Preserve	276	1996	942	97.3	979	1.04
Camden Providence Lakes	260	1996	1,024	96.1	865	0.84
Camden Westshore	278	1986	728	96.3	755	1.04
Camden Woods	444	1986	1,223	96.2	832	0.68
Camden Ybor City	454	2002	843	93.9	916	1.09
KENTUCKY
Louisville
Camden Brookside	224	1987	732	93.0	654	0.89
Camden Downs	254	1975	682	95.0	573	0.84
Camden Meadows	400	1987/1990	746	92.3	663	0.89
Camden Oxmoor	432	2000	903	91.6	784	0.87
Camden Prospect Park	138	1990	916	93.5	757	0.83

OPERATING PROPERTIES (CONTINUED)
					December 2004 Avg.
					Mo. Rental Rates
	Number of	Year Placed	Average Apartment	2004 Average	Per
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)	Apartment	Per Sq. Ft.
MISSOURI
Kansas City
Camden Passage	596	1989/1997	832	94.0%	$758	$0.91
St. Louis
Camden Cedar Lakes	420	1986	852	92.8	646	0.76
Camden Cove West	276	1990	828	93.5	973	1.18
Camden Cross Creek	591	1973/1980	947	95.5	850	0.90
Camden Taravue	304	1975	676	91.9	595	0.88
Camden Trace	372	1972	1,158	96.8	810	0.70
Camden Westchase	160	1986	945	93.7	952	1.01
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	93.5	822	0.87
Camden Breeze	320	1989	846	97.0	767	0.91
Camden Canyon	200	1995	987	97.3	812	0.82
Camden Commons	376	1988	936	95.3	831	0.89
Camden Cove	124	1990	898	97.1	752	0.84
Camden Del Mar	560	1995	986	97.6	904	0.92
Camden Fairways	320	1989	896	97.5	808	0.90
Camden Greens	432	1990	892	96.4	784	0.88
Camden Hills	184	1991	579	97.2	563	0.97
Camden Legends	113	1994	792	93.0	796	1.00
Camden Palisades	624	1991	905	97.9	825	0.91
Camden Pines	315	1997	1,005	98.1	862	0.86
Camden Pointe	252	1996	985	97.3	810	0.82
Camden Summit	234	1995	1,187	97.4	1,127	0.95
Camden Tiara	400	1996	1,043	97.0	898	0.86
Camden Vintage	368	1994	978	96.3	832	0.85
Oasis Bay (5)	128	1990	862	97.7	797	0.93
Oasis Crossings (5)	72	1996	983	98.4	794	0.81
Oasis Emerald (5)	132	1988	873	98.0	662	0.76
Oasis Gateway (5)	360	1997	1,146	95.2	915	0.80
Oasis Heritage (5)	720	1986	950	97.6	597	0.63
Oasis Island (5)	118	1990	901	95.6	676	0.75
Oasis Landing (5)	144	1990	938	98.4	760	0.81
Oasis Meadows (5)	383	1996	1,031	98.3	768	0.74
Oasis Palms (5)	208	1989	880	96.5	720	0.82
Oasis Pearl (5)	90	1989	930	97.4	748	0.80
Oasis Place (5)	240	1992	440	96.0	559	1.27
Oasis Ridge (5)	477	1984	391	94.8	454	1.16
Oasis Sands	48	1994	1,125	97.1	815	0.72
Oasis Sierra (5)	208	1998	922	97.3	819	0.89
Oasis Springs (5)	304	1988	838	97.5	642	0.77
Oasis Suites (5)	409	1988	404	94.7	523	1.29
Oasis Vinings (5)	234	1994	1,152	97.5	824	0.71
NORTH CAROLINA
Charlotte
Camden Eastchase	220	1986	698	93.3	635	0.91
Camden Forest	208	1989	703	94.3	662	0.94
Camden Habersham	240	1986	773	95.6	693	0.90
Camden Park Commons	232	1997	859	94.8	780	0.91
Camden Pinehurst	407	1967	1,147	93.2	792	0.69
Camden Timber Creek	352	1984	706	95.0	673	0.95
Greensboro
Camden Glen	304	1980	662	95.2	608	0.92
Camden Wendover	216	1985	795	94.5	671	0.84

OPERATING PROPERTIES (CONTINUED)
					December 2004 Avg.
					Mo. Rental Rates
	Number of	Year Placed	Average Apartment	2004 Average	Per
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)	Apartment	Per Sq. Ft.
TEXAS
Austin
Camden Briar Oaks	430	1980	711	93.5%	$683	$0.96
Camden Huntingdon	398	1995	903	96.2	873	0.97
Camden Laurel Ridge	183	1986	702	94.5	690	0.98
Camden Ridge View	167	1984	859	95.7	786	0.92
Camden Ridgecrest	284	1995	851	94.2	831	0.98
Camden Woodview	283	1984	644	93.5	678	1.05
Corpus Christi
Camden Breakers	288	1996	868	96.7	812	0.94
Camden Copper Ridge	344	1986	775	94.1	608	0.78
Camden Miramar (6)	778	1994/2004	468	81.8	785	1.67
Dallas/Fort Worth
Camden Addison	456	1996	942	94.0	916	0.97
Camden Buckingham	464	1997	919	94.7	875	0.95
Camden Centreport	268	1997	910	91.4	849	0.93
Camden Cimarron	286	1992	772	95.4	847	1.10
Camden Farmers Market	620	2001	916	93.0	1,165	1.27
Camden Gardens	256	1983	652	93.5	646	0.99
Camden Glen Lakes	424	1979	877	92.4	803	0.92
Camden Highlands	160	1985	816	93.9	690	0.85
Camden Lakeview	476	1985	853	93.7	675	0.79
Camden Legacy Creek	240	1995	831	96.7	822	0.99
Camden Legacy Park	276	1996	871	94.9	845	0.97
Camden Oaks	446	1985	730	89.3	689	0.94
Camden Oasis	602	1986	548	90.0	605	1.10
Camden Place	442	1984	772	93.2	663	0.86
Camden Ridge	208	1985	829	93.9	659	0.80
Camden Springs	304	1987	713	92.8	654	0.92
Camden Terrace	340	1984	848	92.0	656	0.77
Camden Towne Village	188	1983	735	96.5	679	0.92
Camden Trails	264	1984	733	86.4	637	0.87
Camden Valley Creek	380	1984	855	95.2	719	0.84
Camden Valley Park	516	1986	743	94.5	727	0.98
Camden Valley Ridge	408	1987	773	94.5	648	0.84
Camden Westview	335	1983	697	91.3	668	0.96
Houston
Camden Baytown	272	1999	844	88.8	752	0.89
Camden Creek	456	1984	639	89.2	642	1.01
Camden Crossing	366	1982	762	92.0	633	0.83
Camden Greenway	756	1999	861	93.7	1,018	1.18
Camden Holly Springs	548	1999	934	92.3	954	1.02
Camden Midtown	337	1999	843	96.7	1,083	1.28
Camden Oak Crest (3)	364	2003	870	93.5	962	1.11
Camden Park	288	1995	866	95.0	864	1.00
Camden Steeplechase	290	1982	748	90.5	649	0.87
Camden Stonebridge	204	1993	845	96.1	843	1.00
Camden Sugar Grove	380	1997	917	94.0	888	0.97
Camden Vanderbilt	894	1996/1997	863	96.9	1,076	1.25
Camden West Oaks	671	1982	726	89.0	614	0.85
Camden Wilshire	536	1982	761	90.4	615	0.81
Camden Wyndham	448	1978/1981	797	92.4	579	0.73

Total	51,456		851	94.4%	$835	$0.98

(1)	Represents average physical occupancy for the year, except as noted below.

(2)	Properties under lease-up at December 31, 2004.

(3)	Development property — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(4)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(5)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(6)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

Completed Properties In Lease-Up

     The completed properties in lease-up table is incorporated herein by reference from page 56 of our Annual Report to Shareholders for the year ended December 31, 2004, which page is filed as Exhibit 13.1.

Development Property

     The total budgeted cost of the wholly owned development properties is approximately $66.5 million, with a remaining cost to complete, as of December 31, 2004, of approximately $27.2 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development property or its performance will be comparable to that of our existing portfolio.

Development Property Table

     The development property table is incorporated herein by reference from page 56 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1.

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

Item 3. Legal Proceedings

     Prior to our merger with Oasis Residential, Inc., Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act (the “Fair Housing Act”) as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants’ policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as May be necessary to restore, as nearly as possible, the alleged victims of the defendants’ alleged unlawful practices to positions they would have been in but for the discriminatory conduct, and (c) designing or constructing any covered multifamily dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

     With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. On January 30, 2001, a consent decree was ordered and executed in the above Justice Department action. Under the terms of the decree, we were ordered to make certain retrofits and implement certain educational programs and Fair Housing advertising. These changes are to take place by July 31, 2006. The costs associated with complying with the decree have been accrued for and are not material to our consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information with respect to this Item 5 is incorporated herein by reference from page 92 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 5, 2005, was 1,476.

Item 6. Selected Financial Data

     Information with respect to this Item 6 is incorporated herein by reference from pages 94 and 95 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information with respect to this Item 7 is incorporated herein by reference from pages 52 through 68 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to this Item 7A is incorporated herein by reference from page 61 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1.

Item 8. Financial Statements and Supplementary Data

     Our financial statements and supplementary financial information for the years ended December 31, 2004, 2003 and 2002 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 69 through 93 of our Annual Report to Shareholders for the year ended December 31, 2004, which is filed as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as follows:

     A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective.

     Deloitte and Touche, LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Deloitte and Touche, LLP’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trust Managers and the Shareholders of Camden Property Trust

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Camden Property Trust and subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trust managers of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Trust and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Houston, Texas
March 11, 2005

     There has been no change to our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2005 in connection with the Annual Meeting of Shareholders to be held May 6, 2005.

Item 11. Executive Compensation

     Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2005 in connection with the Annual Meeting of Shareholders to be held May 6, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2005 in connection with the Annual Meeting of Shareholders to be held May 6, 2005.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders	3,164,984	$34.09	3,895,122
Equity compensation plans not approved by security holders	—	—	—

Total	3,164,894	$34.09	3,895,122

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2005 in connection with the Annual Meeting of Shareholders to be held May 6, 2005.

Item 14. Principal Accountant Fees and Services

     Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 30, 2005 in connection with the Annual Meeting of Shareholders to be held May 6, 2005.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

     Our financial statements and supplementary financial information for the years ended December 31, 2004, 2003 and 2002 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 69 through 93 of our Annual Report to the Shareholders for the year ended December 31, 2004, which pages are filed as Exhibit 13.1.

     (2) Financial Statement Schedule:

     The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 are filed as part of this Report.

     (3) Index to Exhibits:

Number	Title
2.1	Agreement and Plan of Merger, dated as of October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-12110).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Form 8-K filed on October 6, 2004 (File No. 1-12110).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Form 8-K filed on January 25, 2005 (File No. 1-12110).

3.1	Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-K for the year ended December 31, 1993 (File No. 1-12110).

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12110).

3.3	Second Amended and Restated Bylaws of Camden Property Trust. Incorporated by reference from Exhibit 3.3 to Camden Property Trust’s Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

4.1	Specimen certificate for Common Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-11 filed on September 15, 1993 (File No. 33-68736).

4.2	Indenture dated as of April 1, 1994 by and between Camden Property Trust and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Registration Statement on Form S-11 filed on April 12, 1994 (File No. 33-76244).

4.3	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on February 15, 1996 (File No. 1-12110).

Number	Title
4.4	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on February 15, 1996 (File No. 1-12110).

4.5	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on December 2, 1996 (File No. 1-12110).

4.6	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-3 filed on February 12, 2003 (File No. 333-103119).

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 99.3 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

4.8	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 4.8 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

4.9	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

4.10	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003. Incorporated by reference from Exhibit 4.10 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

4.11	Form of Camden Property Trust 7% Note due 2004. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on April 20, 1999 (File No. 1-12110).

4.12	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on February 20, 2001 (File No. 1-12110).

4.13	Form of Camden Property Trust 7.625% Note due 2011. Incorporated by reference from Exhibit 4.4 to Camden Property Trust’s Form 8-K filed on February 20, 2001 (File No. 1-12110).

4.14	Form of Camden Property Trust 6.75% Note due 2010. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on September 17, 2001 (Filed on No. 1-12110).

4.15	Form of Camden Property Trust 5.875% Note due 2007. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on June 4, 2002 (File No. 1-12110).

4.16	Form of Camden Property Trust 5.875% Note due 2012. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on November 25, 2002 (File No. 1-12110).

4.17	Form of Camden Property Trust 5.375% Note due 2013. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on December 9, 2003 (File No. 1-12110).

4.18	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form S-4 filed on November 24, 2004 (File No. 333-120733).

4.19	Form of Camden Property Trust 4.375% Note due 2010. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on December 20, 2004 (File No. 1-12110).

Number	Title
4.20	Form of Camden Property Trust 4.70% Note due 2009. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on July 12, 2004 (File No. 1-12110).

4.21	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference to Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on August 11, 1997 (File No. 000-22411).

4.22	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference to Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411).

4.23	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference to Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411).

4.24	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference to Exhibit 4.2 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on June 2, 1998 (File No. 000-22411).

4.25	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note. Incorporated by reference to Exhibit 4.2 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on April 28, 2000 (File No. 000-22411).

4.26	7.59% Medium-Term Note due 2009 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on March 18, 1999. Incorporated by reference to Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411).

4.27	8.50% Medium-Term Note due 2010 in the principal amount of $10,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on July 19, 2000. Incorporated by reference to Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792).

4.28	8.037% Medium-Term Note due 2005 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on November 17, 2000. Incorporated by reference to Exhibit 4.2.9 to Summit Properties Inc.’s Form 10-K for the year ended December 31, 2000 (File No. 001-12792).

4.29	7.04% Medium-Term Note due 2006 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on May 9, 2001. Incorporated by reference to Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792).

4.30	7.703% Medium-Term Note due 2011 in the principal amount of $35,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on May 9, 2001. Incorporated by reference to Exhibit 10.3 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792).

Number	Title
10.1	Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust’s Registration Statement on Form S-11 filed on July 9, 1993 (File No. 33-63588).

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and Richard J. Campo. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12110).

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and D. Keith Oden. Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12110).

10.4	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996 (File No. 1-12110).

10.5	Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996 (File No. 1-12110).

10.6	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to Camden Property Trust’s Form 8-K filed on March 21, 1997 (File No. 1-12110).

10.7	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees. Incorporated by reference from Exhibit 10.7 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

10.8	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers. Incorporated by reference from Exhibit 10.8 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

10.9	Form of Master Exchange Agreement between Camden Property Trust and certain key employees. Incorporated by reference from Exhibit 10.9 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

10.10	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers. Incorporated by reference from Exhibit 10.10 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

10.11	Form of Credit Agreement dated August 15, 2002 between Camden Property Trust and Bank of America, N.A. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on August 21, 2002 (File No. 1-12110).

10.12	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form S-4 filed on February 26, 1997 (File No. 333-22411).

10.13	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on July 15, 1998 (File No. 1-12110).

Number	Title
10.14	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

10.15	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis Residential, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12428).

10.16	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999. Incorporated by reference from Exhibit 99.2 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 1-12110).

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999. Incorporated by reference from Exhibit 10.15 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.19	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003. Incorporated by reference from Exhibit 10.19 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 1-12110).

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999. Incorporated by reference from Exhibit 10.16 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000. Incorporated by reference from Exhibit 10.17 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.18 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.23	Camden Property Trust 1999 Employee Share Purchase Plan. Incorporated by reference from Exhibit 10.19 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.24	Form of Senior Executive Loan Guaranty between Camden Operating L.P., Camden USA, Inc. and Bank One, NA. Incorporated by reference from Exhibit 10.20 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 1-12110).

10.25	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12110).

10.26	Camden Property Trust Short Term Incentive Plan. Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12110).

Number	Title
10.27	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto. Incorporated by reference from Exhibit 10.4 to Camden Property Trust’s Form S-4 filed on November 24, 2004 (File No. 333-120733).

10.28	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto. Incorporated by reference from Exhibit 10.5 to Camden Property Trust’s Form S-4 filed on November 24, 2004 (File No. 333-120733).

10.29	Form of Credit Agreement dated January 19, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, the Lenders named therein and the Banc of America Securities LLC, as sole lead manager. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 20, 2005 (File No. 1-12110).

10.30	Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 18, 2005 (File No. 1-12110).

10.31	Summit Properties Inc.’s 1994 Stock Option and Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 4.5 to Summit Properties Inc.’s Form S-8 (Registration No. 333-79897).

10.32	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001. Incorporated by reference to Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792).

10.33	Employment Agreement, dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001. Incorporated by reference to Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 001-12792).

10.34	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen. Incorporated by reference to Exhibit 10.5 to Summit Properties Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).

10.35	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr. Incorporated by reference to Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792).

10.36	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company. Incorporated by reference to Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792).

10.37	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company. Incorporated by reference to Exhibit 10.8.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792).

Number	Title
10.38	Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company. Incorporated by reference to Exhibit 10.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 10-Q for the quarter ended June 30, 2003 (File No. 000-22411).

10.39	Distribution Agreement, dated as of April 20, 2000 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein. Incorporated by reference to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on April 28, 2000 (File No. 000-22411).

10.40	First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the agents named therein. Incorporated by reference to Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001 (File No. 001-12792).

12.1*	Statement re Computation of Ratios

13.1*	Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 2004.

21.1*	Subsidiaries of Camden Property Trust.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of Attorney for Richard J. Campo, D. Keith Oden, Dennis M. Steen, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven A. Webster

31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 14, 2005.

31.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 14, 2005.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 14, 2005	CAMDEN PROPERTY TRUST
	By:	/s/ Dennis M. Steen
Dennis M. Steen
Chief Financial Officer, Senior Vice President - Finance and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board of Trust Managers and Chief	March 14, 2005
Richard J. Campo	Executive Officer (Principal Executive Officer)

*	President, Chief Operating Officer and Trust Manager	March 14, 2005
D. Keith Oden

/s/Dennis M. Steen	Chief Financial Officer, Senior Vice President-Finance and	March 14, 2005
Dennis M. Steen	Secretary (Principal Financial Officer)

*	Trust Manager	March 14, 2005
William R. Cooper

*	Trust Manager	March 14, 2005
George A. Hrdlicka

*	Trust Manager	March 14, 2005
Scott S. Ingraham

*	Trust Manager	March 14, 2005
Lewis A. Levey

*	Trust Manager	March 14, 2005
William B. McGuire, Jr.

*	Trust Manager	March 14, 2005
F. Gardner Parker

*	Trust Manager	March 14, 2005
William F. Paulsen

*	Trust Manager	March 14, 2005
Steven A. Webster

*By:	/s/Dennis M. Steen
Dennis M. Steen
Attorney-in-fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(1) are listed below:

Page
CAMDEN PROPERTY TRUST

Report of Independent Registered Public Accounting Firm (included herein)	F-2

Financial Statements (incorporated by reference under Item 8 of Part II from pages 69 through 93 of our Annual
      Report to Shareholders for the year ended December 31, 2004):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003
      and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004,
      2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003
      and 2002
Notes to Consolidated Financial Statements

     The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule III – Real Estate and Accumulated Depreciation	S-1
Schedule IV – Mortgage Loans on Real Estate	S-2

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust and subsidiaries (the “Trust”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas
March 11, 2005

F-2

Schedule III

CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

(In thousands)

					Cost
					Capitalized
					Subsequent to					Date
			Initial Cost To Camden Property		Acquisition or	Gross Amount at Which			Accumulated	Constructed or	Depreciable Life
	Description	Encumbrances	Trust		Development	Carried at December 31, 2004 (a)			Depreciation	Acquired	(Years)
				Building and
Property Name	Location		Land	Improvements		Land	Building	Total
Apartments	TX (b)	$10,420	$128,402	$664,328	$86,140	$128,402	$750,468	$878,870	$247,102	1993-2004	3-35
Apartments	AZ	—	27,465	172,870	12,461	27,465	185,331	212,796	51,500	1994-2002	3-35
Apartments	CA	46,315	87,357	380,803	11,191	87,357	391,994	479,351	39,330	1998-2004	3-35
Apartments	CO	29,997	21,907	164,470	8,585	21,907	173,055	194,962	37,153	1998-2000	3-35
Apartments	FL (c)	13,905	50,978	359,021	39,910	50,978	398,931	449,909	107,965	1997-2004	3-35
Apartments	KY	17,100	5,107	66,993	6,658	5,107	73,651	78,758	23,153	1997-2000	3-35
Apartments	MO	13,425	18,148	120,848	18,178	18,148	139,026	157,174	59,571	1997	3-35
Apartments	NV (d)	38,035	47,848	289,168	20,033	47,848	309,201	357,049	78,845	1998-1999	3-35
Apartments	NC	—	11,842	75,099	14,439	11,842	89,538	101,380	43,714	1997	3-35
Projects Under Development	CA	—	27,049	15,905	—	27,049	15,905	42,954	—	1999-2004	3-35
Projects Under Development	FL	—	3,454	16,988	—	3,454	16,988	20,442	—	1998-2004	3-35
Projects Under Development	VA	—	25,528	7,448	—	25,528	7,448	32,976	—	2004	3-35
Projects Under Development	TX	—	43,620	36,777	—	43,620	36,777	80,397	—	1998-2004	3-35

Total		$169,197	$498,705	$2,370,718	$217,595	$498,705	$2,588,313	$3,087,018	$688,333

(a)	The aggregate cost for federal income tax purposes at December 31, 2004 was $3.1 billion.

(b)	Excludes land classified as held for sale with gross book value of $1,800

(c)	Excludes one operating property classified as held for sale with gross book value of $43,371 and accumulated depreciation of $4,272

(d)	Excludes one operating property classified as held for sale with gross book value of $28,213 and accumulated depreciation of $6,694

The changes in total real estate assets for the year ended December 31, 2004

	2004	2003	2002
Balance, beginning of the period	$3,088,823	$3,020,584	$2,736,474
Additions During the period:
Acquisition	—	—	245,836
Development	83,006	79,970	128,312
Improvements	26,319	22,287	33,733
Deductions during period:
Cost of real estate sold	(37,746)	(34,018)	(123,771)
Classification to held for sale	(73,384)	—	—

Balance, end of period	$3,087,018	$3,088,823	$3,020,584

The changes in accumulated depreciation for the year 2004

	2004	2003	2002
Balance, beginning of the period	$601,688	$498,776	$422,154
Depreciation	104,339	103,354	100,991
Real Estate Sold	(6,728)	(442)	(24,369)
Classification to held for sale	(10,966)	—	—

Balance, end of period	$688,333	$601,688	$498,776

S-1

Schedule IV

CAMDEN PROPERTY TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2004

			Periodic payment	Face amount of	Carry amount of
Description	Interest rate	Final maturity date	terms	mortgages	mortgages (a)
Apartments
Second Mortgages
Atlanta, Georgia	16.00%	July 2005	Interest Only	$3,000	$3,000
Dallas/Fort Worth, Texas	14.00%	October 2008	Interest Only	7,482	7,412
Dallas/Fort Worth, Texas	12.50%	December 2008	Interest Only	4,075	4,044
Austin, Texas	13.00%	December 2008	Interest Only	2,500	2,479
Dallas/Fort Worth, Texas	11.50%	June 2011	Interest Only	3,600	3,600
Dallas/Fort Worth, Texas	12.50%	April 2009	Interest Only	2,870	2,870
Tampa, Florida	11.50%	September 2009	Interest Only	5,021	5,006
Las Vegas, Nevada	16.00%	January 2008	Interest Only	3,279	3,141
Denver, Colorado	16.00%	January 2008	Interest Only	3,704	3,549
Las Vegas, Nevada	16.00%	January 2008	Interest Only	4,791	4,791
Ashburn, Virginia	14.00%	December 2006	Interest Only	10,367	10,367

Undeveloped Land
First Mortgages
Houston, Texas	Prime +1.00%	November 2006	Interest Only	3,855	3,855
Second Mortgages
Houston, Texas	16.00%	August 2006	Interest Only	800	800

Total				$55,344	$54,914

(a)	The aggregate cost at December 31, 2004 for federal income tax purposes is $54,914

     Changes in mortgage loans for the years ended December 31, 2004, 2003 and 2002 are summarized below.

	2004	2003	2002
Balance at beginning of year	$50,433	$14,703	$—
Additions:
Advances under real estate loans	13,801	36,630	14,703
Deductions:
Collections of principal	9,320	900	—

Balance at end of year	$54,914	$50,433	$14,703

S-2