Form 10-Q
period 2005-03-31
CAMDEN PROPERTY TRUST
filed 2005-05-10
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  1-12110

CAMDEN PROPERTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

TEXAS	76-6088377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3 Greenway Plaza, Suite 1300, Houston, Texas 77046

(Address of Principal Executive Offices) (Zip Code)

(713) 354-2500

(Registrant’s Telephone Number, Including Area Code)

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒        NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2005, there were 51,891,856 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST

Table of Contents

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2005 and December 31, 2004
Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Real estate assets, at cost
Land	$655,321	$399,054
Buildings and improvements	3,810,003	2,511,195
	4,465,324	2,910,249
Accumulated depreciation	(658,683)	(688,333)
Net operating real estate assets	3,806,641	2,221,916
Properties under development, including land	348,202	176,769
Investments in joint ventures	38,107	9,641
Properties held for sale	72,338	62,418
Total real estate assets	4,265,288	2,470,744

Accounts receivable – affiliates	33,587	31,380
Notes receivable
Affiliates	10,729	10,367
Other	32,274	44,547
Other assets, net	95,941	66,164
Cash and cash equivalents	6,351	2,253
Restricted cash	5,835	3,909
Total assets	$4,450,005	$2,629,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$1,900,710	$1,407,208
Secured	675,473	169,197
Accounts payable	54,975	31,904
Accrued real estate taxes	17,179	27,324
Accrued expenses and other liabilities	131,155	65,237
Distributions payable	15,223	30,412
Total liabilities	2,794,715	1,731,282

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	115,060
Common units	121,734	44,507
Other minority interests	9,880	—
Total minority interests	229,539	159,567

Shareholders’ equity
Common shares of beneficial interest	605	486
Additional paid-in capital	1,903,541	1,348,848
Distributions in excess of net income	(224,533)	(361,973)
Unearned share awards	(15,185)	(13,023)
Employee notes receivable	(3,097)	—
Treasury shares, at cost	(235,580)	(235,823)
Total shareholders’ equity	1,425,751	738,515
Total liabilities and shareholders’ equity	$4,450,005	$2,629,364

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Property Revenues
Rental revenues	$107,317	$93,654
Other property revenues	9,824	8,243
Total property revenues	117,141	101,897
Property Expenses
Property operating and maintenance	34,194	29,461
Real estate taxes	13,193	11,181
Total property expenses	47,387	40,642
Non-property income
Fee and asset management	7,306	2,181
Sale of technology investment	24,199	863
Interest and other income	3,223	3,418
Total non-property income	34,728	6,462
Other Expenses
Property management	3,220	2,869
Fee and asset management	1,948	989
General and administrative	5,276	4,186
Transaction compensation and merger expenses	13,824	—
Interest	23,501	21,135
Depreciation and amortization	33,084	25,793
Amortization of deferred financing costs	1,221	764
Total other expenses	82,074	55,736
Income from continuing operations before gain on sale of properties, impairment loss on land held for sale, equity in income of joint ventures and minority interests	22,408	11,981
Gain on sale of properties, including land	132,128	1,255
Impairment loss on land held for sale	—	(1,143)
Equity in income of joint ventures	110	99
Income allocated to minority interests
Distributions on perpetual preferred units	(1,778)	(2,843)
Original issuance costs on redeemed perpetual preferred units	(365)	—
Income allocated to common units and other minority interests	(1,145)	(713)
Income from continuing operations	151,358	8,636
Income from discontinued operations	926	795
Income from discontinued operations allocated to common units	—	(43)
Gain on sale of discontinued operations	14,380	—
Net income	$166,664	$9,388

Earnings per share – basic
Income from continuing operations	$3.30	$0.21
Income from discontinued operations	0.33	0.02
Net income	$3.63	$0.23

Earnings per share – diluted
Income from continuing operations	$3.09	$0.20
Income from discontinued operations, including gain on sale	0.31	0.02
Net income	$3.40	$0.22

Distributions declared per common share	$0.635	$0.635
Weighted average number of common shares outstanding	45,900	40,031
Weighted average number of common and common dilutive equivalent shares outstanding	49,374	42,146

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months Ended March 31,
	2005	2004
Cash flow from operating activities
Net income	$166,664	$9,388
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	(926)	(795)
Depreciation and amortization	33,084	25,793
Amortization of deferred financing costs	1,221	764
Equity in income of joint ventures	(110)	(99)
Gain on sale of properties, including land	(132,128)	(1,255)
Gain on sale of discontinued operations	(14,380)	—
Gain on sale of technology investments	(24,199)	(863)
Impairment loss on land held for sale	—	1,143
Original issuance costs of redeemed perpetual preferred units	365	—
Income allocated to common units and other minority interests, including discontinued operations	1,145	756
Accretion of discount on unsecured notes payable	151	195
Amortization of share-based compensation	6,056	856
Net increase in restricted cash	(384)	(139)
Net increase in operating accounts	9,638	(8,183)
Net cash provided by operating activities of continuing operations	46,197	27,561
Net cash provided by operating activities of discontinued operations	373	1,774
Net cash provided by operating activities	46,570	29,335

Cash flow from investing activities
Cash of Summit at merger date	16,696	—
Cash consideration paid for Summit	(458,050)	—
Payment of merger related liabilities	(41,508)	—
Net proceeds from contribution of assets to joint ventures	395,521	—
Increase in investment in joint ventures	(26,191)	—
Increase in real estate assets	(39,826)	(14,341)
Net proceeds from sale of discontinued operations	35,361	—
Net proceeds from sales of properties, including land	11	3,451
Increase in notes receivable – other	(8)	(269)
Decrease in notes receivable – other	12,281	—
Distributions from joint ventures	487	378
Proceeds from the sale of technology investments	24,612	863
Increase in non-real estate assets and other	(340)	(806)
Net cash used in investing activities	(80,954)	(10,724)

	Three months Ended March 31,
	2005	2004
Cash flow from financing activities
Net increase in unsecured line of credit and short-term borrowings	309,000	18,000
Repayment of Summit secured credit facility	(188,500)	—
Repayment of notes payable	(1,931)	(6,176)
Distributions to shareholders and minority interests	(55,301)	(30,945)
Redemption of perpetual preferred units	(17,500)	—
Repayment of employee notes receivable	855	—
Repurchase of common units	(3,661)	(109)
Net increase in accounts receivable – affiliates	(636)	(53)
Increase in notes receivable - affiliates	(362)	(318)
Common share options exercised	867	1,780
Payment of deferred financing costs	(4,613)	(614)
Other	264	303
Net cash provided by (used in) financing activities	38,482	(18,132)
Net increase in cash and cash equivalents	4,098	479
Cash and cash equivalents, beginning of period	2,253	3,357
Cash and cash equivalents, end of period	$6,351	$3,836

Supplemental Information
Cash paid for interest, net of interest capitalized	$17,760	$14,128
Interest capitalized	3,134	2,602

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,587,772	$—
Liabilities assumed	978,839	—
Common shares issued	544,065	—
Minority interests issued	81,564	—
Value of shares issued under benefit plans, net	$9,711	$5,394

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Significant Accounting Policies

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2005, the results of operations for the quarters ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities”, “multifamily communities”, “properties”, or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  As of March 31, 2005, we owned interests in, operated or were developing 202 multifamily properties containing 70,071 apartment homes located in thirteen states.  At March 31, 2005, we had two recently completed multifamily property containing 688 apartment homes in lease-up.  We had 3,625 apartment homes under development at ten of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.  We had two properties containing 885 apartment homes which were designated as held for sale.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of March 31, 2005, we had operating properties in 22 markets.  No one market contributed more than 12% of our net operating income for the quarter then ended.  For the three months ended March 31, 2005, Las Vegas, Houston and Dallas contributed 12.0%, 11.4% and 10.8%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at March 31, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Merger with Summit Properties Inc.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  We determined that the merger would allow us to lower our concentration in Las Vegas, Houston and Dallas and increase our presence on the East coast, and accomplish this diversification strategy in a matter of months rather than what would have otherwise taken years to accomplish.  We acquired a significant portfolio of high-quality apartment properties, most of which were located in new, East coast markets such as Southeast Florida, metro Washington, D.C. and Atlanta, which complemented our existing footprint in Florida and North Carolina while further diversifying our portfolio with the addition of new markets. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

The aggregate consideration paid for the merger was as follows:

(in thousands)

Fair value of Camden common shares issued	$544,065
Fair value of Camden Summit partnership units issued	81,564
Cash consideration paid for Summit common shares and partnership units exchanged	458,050
Total consideration	1,083,679
Fair value of liabilities assumed, including debt	978,839
Total purchase price	$2,062,518

Under the terms of the Merger Agreement, Summit stockholders had the opportunity to elect to receive cash or Camden shares for their Summit stock.  Each stockholder’s election was subject to proration, depending on the elections of all Summit stockholders, so that the aggregate amount of cash issued in the merger to Summit’s stockholders equaled approximately $436.3 million.  As a result of this proration, Summit stockholders electing Camden shares received approximately .6383 of a Camden share and $1.4177 in cash for each of their shares of Summit common stock.  The final conversion ratio of the common shares was determined based on the average market price of our common shares over a five day trading period preceding the effective time of the merger.  Fractional shares were paid in cash.  Summit stockholders electing cash or who made no effective election, received $31.20 in cash for each of their Summit shares.   In the merger, we issued approximately 11.8 million common shares to Summit stockholders.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.

We allocated the purchase price between net tangible and intangible assets.  When allocating the purchase price to acquired properties, we allocated costs to the estimated intangible value of in place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property.  Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger.  In place lease terms generally range from 6 to 13 months.  We use an estimated remaining average lease life of 10 months to amortize the value of in place leases recorded in conjunction with the merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on February 28, 2005.  The initial purchase price allocations may be adjusted within one year of such date for changes in estimates of the fair value of assets acquired and liabilities assumed.

(in thousands)

Land	$297,169
Buildings and improvements	1,521,850
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	31,417
Other assets, including the value of in place leases of $32.4 million	39,150
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets acquired	2,062,518
Notes payable	881,059
Accounts payable, accrued expenses and other liabilities	91,847
Employee notes receivable	(3,947)
Other minority interests	9,880
Fair value of liabilities assumed, including debt	978,839
Total consideration	$1,083,679

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs.  Of this amount, Summit had paid $26.3 million prior to the effective time of the merger.  In March, we paid $35.0 million of these costs and have accrued $8.5 million as of March 31, 2005.

The following unaudited pro forma financial information for the quarters ended March 31, 2005 and March 31, 2004, give effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma information for 2005 includes pro forma results for the first two months of the quarter and actual results for the month of March. The pro forma results are based on historical data (in thousands, except per share amounts) and is not intended to be indicative of the results of future operations.

(in thousands)

	Three Months Ended March 31,
	2005	2004

Total property revenues	$144,745	$138,822
Net income to common shareholders	152,326	2,270
Net income per common and common equivalent share	$2.65	$0.04

At March 31, 2005, approximately 24% of our multifamily apartment units were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of March 31, 2005, we held 91.6% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.4% of the common limited partnership units are primarily held by former officers, directors and investors of Summit.

Significant Accounting Policies

Reportable Segments.  FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of multifamily communities.  Our apartment communities generate rental revenue and other income through the leasing of apartment homes.  Although our multifamily communities are geographically diversified throughout the United States, management evaluates operating performance on an individual property level.  However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment.  In addition to GAAP measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income.  Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management income and expenses and other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before gain on sale of properties, impairment loss on land held for sale, equity in income of joint ventures and minority interests:

(in thousands)

	Three Months Ended March 31,
	2005	2004

Total property revenues	$117,141	$101,897
Total property expenses	47,387	40,642
Net operating income	69,754	61,255
Less other expenses:
Depreciation and amortization	33,084	25,793
Interest	23,501	21,135
Transaction compensation and merger expenses	13,824	—
General and administrative	5,276	4,186
Property management	3,220	2,869
Fee and asset management	1,948	989
Amortization of deferred financing costs	1,221	764
Total other expenses	82,074	55,736
Add non-property income:
Fee and asset management	7,306	2,181
Sale of technology investment	24,199	863
Interest and other income	3,223	3,418
Total non-property income	34,728	6,462
Income from continuing operations before gain on sale of properties, impairment loss on land held for sale, equity in income of joint ventures and minority interests	$22,408	$11,981

Real Estate Assets, at Cost.  Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

Carrying costs, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.  Capitalized interest was $3.1 million for the quarter ended March 31, 2005, and $2.6 million for the quarter ended March 31, 2004.  Capitalized real estate taxes were $0.7 million for the quarters ended March 31, 2005 and 2004.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $7.5 million and $4.8 million in the three months ended March 31, 2005 and 2004, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

Property operating and maintenance expenses included repairs and maintenance expenses totaling $7.6 million for the quarter ended March 31, 2005, compared with $7.0 million for the quarter ended March 31, 2004.  Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset.  Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

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

At March 31, 2005, we had 2.4 acres of undeveloped land held in Dallas classified as land held for sale.  In connection with our decision to dispose of the asset, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.  The net fair value expected to be received is estimated to be $1.8 million.

Stock-based Employee Compensation.  During the first three months of 2005, we granted 215,808 shares to certain key employees and non-employee trust managers. The shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the three month period ended March 31, 2005, 268,626 shares became fully vested.

During the first three months of 2005, we also granted options to purchase 200,000 common shares with an exercise price of $45.53 per share, which was equal to the market value on the date of grant.  The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant.  During the three month period ended March 31, 2005, previously granted options to purchase 415,169 shares became exercisable, and 26,294 options were exercised at a weighted average price of $32.93 per share.

Prior to 2003, we accounted for option grants under the intrinsic method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Beginning 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  As a result of our adoption of the prospective method set forth in SFAS No. 148, we recognize stock-based employee compensation when new options are awarded.  During the quarters ended March 31, 2005 and 2004, we expensed $0.2 million associated with awards accounted for under the fair value method.  Additionally, we recognize compensation expense on shares purchased under our Employee Share Purchase Plan (“ESPP”) for the difference in the price paid by our employees and the fair market value of our shares at the date of purchase.  We expensed $21,300 related to ESPP purchases during the first three months of 2005.

The fair value of each option granted in 2005 and 2004 was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.2%, expected life of ten years, dividend yield of 5.6% and 5.9%, respectively, and expected share volatility of 18.0%.  The weighted average fair value of options granted in 2005 and 2004 was $4.47 and $3.83 per share, respectively.

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$166,664	$9,388
Add: stock-based employee compensation expense included in reported net income	6,061	950
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(6,117)	(1,117)

Pro forma net income	$166,608	$9,221

Net income per share:
Basic – as reported	$3.63	$0.23
Basic – pro forma	3.63	0.23

Diluted – as reported	3.40	0.22
Diluted – pro forma	3.40	0.22

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments (SFAS 123R).” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 is effective with reporting periods beginning after March 3, 2005.  We do not expect the adoption of FSP FIN 46R-5 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications.  Certain reclassifications have been made to amounts in prior year financial statements to conform with current year presentations.

2.           Per Share Data

Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares.  Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.  For the quarter ended March 31, 2004, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculated as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share calculation
Income from continuing operations	$151,358	$8,636
Income from discontinued operations, including gain on sale	15,306	752
Net income	$166,664	$9,388

Income from continuing operations – per share	$3.30	$0.21
Income from discontinued operations - per share	0.33	0.02
Net income - per share	$3.63	$0.23

Weighted average number of common shares outstanding	45,900	40,031

Diluted earnings per share calculation
Income from continuing operations	$151,358	$8,636
Income allocated to common units	1,145	13
Income from continuing operations, as adjusted	152,503	8,649
Income from discontinued operations, including gain on sale	15,306	752
Net income, as adjusted	$167,809	$9,401

Income from continuing operations, as adjusted – per share	$3.09	$0.20
Income from discontinued operations – per share	0.31	0.02
Net income, as adjusted – per share	$3.40	$0.22

Weighted average common shares outstanding	45,900	40,031
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	436	1,553
Common units	3,038	562
Weighted average common shares outstanding, as adjusted outstanding	49,374	42,146

3.             Property Dispositions and Discontinued Operations

The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of communities is presented in discontinued operations when recognized.  Communities sold or held for sale which were owned through one of our operating partnerships have been allocated their portion of income related to common unitholders.

During the first quarter of 2005, we sold one operating property, with 432 apartment homes, located in Las Vegas, Nevada, and had two additional properties, one of which is located in Tampa, Florida, and the other in Atlanta, Georgia, totaling 885 apartment homes, designated as held for sale.  Subsequent to March 31, 2005, the operating property located in Tampa was sold to an unrelated third party.

The operating results of the two properties designated as held for sale as of March 31, 2005, the one operating property sold in 2005, as well as one property sold in 2004, which are included in discontinued operations for the quarters ended March 31, 2005 and 2004, are as follows:

  (In thousands)

	Three Months Ended March 31,
	2005	2004
Total property revenues	$1,847	$2,874
Total property expenses	921	1,263
Net operating income	926	1,611
Depreciation and amortization	—	816
Income from discontinued operations	$926	$795

In March 2005, we contributed 12 apartment communities containing 4,034 apartment homes to a joint venture for approximately $398 million.  We retained a 20% ownership interest in the venture, with an approximate value of $26.2 million.  In accordance with SFAS No. 144, “Disposal of Long Lived Assets,” the operations of these communities have not been reclassified to discontinued operations due to our continuing involvement in the operations of these communities.  In connection with this transaction, we recorded a gain of $165.1 million of which $132.1 million was recognized as a gain for the quarter ended March 31, 2005.  The remaining $33.0 million was recorded as a deferred gain.

4.             Investments in Joint Ventures

In December 2003, we contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million and approximately $12.7 million in cash.  The remaining 80% interest is owned by an unrelated third party, which contributed $5.8 million to the joint venture.   The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million.  Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture, which had a balance of $10.7 million at March 31, 2005, and is reported as “Notes receivable — affiliates”.   We are providing development services to the joint venture, and fees earned for these services totaled $0.4 million for the quarter ended March 31, 2004.  No fees were earned on services provided for the quarter ended March 31, 2005.  At March 31, 2005, the joint venture had total net assets of $50.6 million and had third-party secured debt totaling $10.7 million.

In March 2005, we contributed 12 apartment communities containing 4,034 apartment homes to a joint venture in return for a 20% minority interest in the joint venture, totaling $26.2 million and approximately $369.3 million in cash.  The remaining 80% interest is owned by an unrelated third party who contributed $104.7 million to the joint venture.  We are providing property management services to the joint venture, and fees earned for these services totaled $33,669 for the quarter ended March 31, 2005.  At March 31, 2005, the joint venture had total net assets of $394.6 million and had third-party secured debt totaling $272.6 million.

As a result of the Summit merger, we assumed a 25% interest in a joint venture that owns four multifamily properties containing 1,203 apartment homes.  The remaining 75% interest is owned by an unrelated third party.  We are providing property management services to the joint venture, and fees earned for these services totaled $17,798 for the quarter ended March 31, 2005.  At March 31, 2005, the joint venture had total net assets of $66.9 million and had third-party secured debt totaling $56.7 million.

The joint ventures discussed above are all accounted for under the equity method.  The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.  Management believes that none of the investments in joint ventures qualify for consolidation as a variable interest entity.  These joint ventures are accounted for under the equity method as we exercise significant influence.

In 2002, Summit entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington D.C., in a manner to permit the use of federal rehabilitation income tax credits.  The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community.  The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service.  As a result of the merger, we have assumed these joint ventures and they are consolidated into our financial statements.

5.             Third Party Construction Services

At March 31, 2005, we were under contract on third-party construction projects ranging from $0.9 million to $19.3 million.  We earn fees on these projects ranging from 1% to 11% of the total contracted construction cost, which we recognize as earned.  During the quarter ended March 31, 2005, fees earned from third-party construction projects totaled $0.5 million, compared with $0.7 million during the quarter ended March 31, 2004, and are included in fee and asset management income in our consolidated statements of operations.

During the three months ended March 31, 2005 and 2004, we recorded warranty and repair related costs of $1.3 million and $0.5 million, respectively, on third party projects. These costs are first applied against revenues earned on the project during the period and any excess are included in fee and asset management expenses in our consolidated statements of operations.

The Camden Summit Partnership is the developer for one apartment community which is owned by a third party.  Under the development and other related agreements, the Camden Summit Partnership has guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  The Camden Summit Partnership has also committed to fund certain development cost overruns, if any, and lease-up losses.  The Camden Summit Partnership has evaluated its commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  The Camden Summit Partnership began marketing and leasing activities in the first quarter of 2005 and believe that the construction will be completed during the second quarter of 2005.

6.             Notes Receivable

We have a mezzanine financing program under which we provided secured financing to owners of real estate properties.  We had $32.3 million in secured notes receivable outstanding as of March 31, 2005 to unrelated third parties.  These notes, which mature through 2008, accrue interest at rates ranging from 6.25% to 16% per year, which is recognized as earned.

The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

Location	Current Property Type	Current Status	Apartment Homes At 3/31/05	Mar 31, 2005	Dec 31, 2004

Dallas/Fort Worth, Texas	Multifamily	Stabilized	1,314	$17.9	$17.9
Las Vegas, Nevada	—	—	—	—	7.9
Tampa, Florida	Multifamily	Stabilized	370	5.0	5.0
Houston, Texas	Multifamily	Predevelopment	—	3.9	4.7
Denver, Colorado	—	—	—	—	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.5
	Total		2,340	$32.3	$44.5

We have reviewed the terms and conditions underlying each note and management believes that none of these notes qualify for consolidation.  Management believes that these notes are collectable, and no impairment existed at March 31, 2005.

In December 2003, in connection with a joint venture transaction discussed in Note 4, we provided mezzanine financing to a joint venture, in which we own a 20% interest.  As of March 31, 2005, the balance of the note receivable totaled $10.7 million.  This note accrues interest at 14% per year and will mature in 2006.

In January 2005, four loans totaling $12.3 million were repaid.  These loans accrued interest annually at a rate of 16%.  Included in these repayments were $1.7 million of prepayment penalties, which are included in “Interest and other income” in our Consolidated Statements of Operations.

7.             Notes Payable

The following is a summary of our indebtedness:

(In millions)

	March 31, 2005	December 31, 2004
Unsecured line of credit and short-term borrowings	$365.0	$56.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	49.9	49.9
$75.0 million 7.16% Notes, due 2006	74.8	74.8
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	53.3	—
$150.0 million 5.98% Notes, due 2007	149.7	149.6
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.5	149.5
$200.0 million 5.93% Notes, due 2012	199.3	199.3
$200.0 million 5.45% Notes, due 2013	199.0	198.9
	1,375.2	1,321.7
Medium-term notes
$25.0 million 3.59% Notes, due 2005	25.7	—
$25.0 million 3.91% Notes, due 2006	25.9	—
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	27.7	—
$10.0 million 4.90% Notes, due 2010	11.7	—
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	40.0	—
	160.5	29.5
Total unsecured notes	1,900.7	1,407.2

Secured notes
3.61% - 8.50% Conventional Mortgage Notes, due 2005 - 2013	578.2	71.7
2.32% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	97.3	97.5
	675.5	169.2
Total notes payable	$2,576.2	$1,576.4

As a result of the Summit merger, we assumed $488.4 million in conventional mortgage loans with effective interest rates ranging from 3.61% to 5.07% per year.  We also assumed $50 million in senior unsecured notes payable issued by Summit in 1997, which are due in August 2007, with effective interest rates of 4.30%, payable quarterly, and $120 million in medium term notes, with effective interest rates ranging from 3.59% to 4.99%.

In connection with the merger, we recorded a $34.2 million fair value adjustment to account for the difference between the fixed rates and market rates for the mortgage loans, notes payable, and medium term notes.  The fixed interest rates on the various borrowings that we assumed upon completion of the merger with Summit were primarily above prevailing market rates.  Estimates of fair value are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

The following is a summary of the debt assumed at the time of merger:

(In millions)

	Book Value	Fair Value Adjustment	Fair Value
Unsecured notes
3.59% - 4.99% Notes, due 2005 - 2011	$170.0	$14.8	$184.8

Secured notes
Secured Credit Facility (1)	188.5	—	188.5
3.61% - 5.07% Mortgage Notes, due 2005 - 2013	488.4	19.4	507.8
	676.9	19.4	696.3
Total notes payable	$846.9	$34.2	$881.1

(1)  In connection with the merger, on February 28, 2005, we repaid amounts outstanding under the Summit secured credit facility using our $600 million credit facility.

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available.  At March 31, 2005 we had outstanding letters of credit totaling $24.3 million, and had $210.7 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of March 31, 2005, there were $9.1 million of letters of credit outstanding under this facility.

During the quarter, we borrowed $512.0 million to fund the cash portion of the merger consideration and payment of estimated fees and other expenses related to the merger.  These borrowings were financed under a $500 million senior unsecured bridge facility and our $600 million unsecured line of credit.  The bridge facility had a term of 364 days from funding and an interest rate of LIBOR plus 80 basis points, which was subject to certain conditions. Certain of our subsidiaries had guaranteed any outstanding obligation under the bridge facility.  As of March 31, 2005, we had repaid all outstanding borrowings on the $500 million senior unsecured bridge facility and had terminated the facility.

In connection with the merger, we assumed Summit’s interest rate swap agreement with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued.  Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) Summit agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty had agreed to pay Summit the interest on the same notional amount at the fixed rate of the underlying debt obligation.  The swap was designated as a fair value hedge of the underlying fixed rate debt obligation and had been recorded in “Other assets” in the allocation at the purchase price discussed in Note 1.

On March 18, 2005, we terminated the interest rate swap and received $0.6 million from the counterparty.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we will record the $0.6 million as a credit to interest expense over the period beginning from the termination date through the maturity date of the underlying debt obligation of August 15, 2007.

At March 31, 2005, $535.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At March 31, 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.1%.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.1 years.  Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at March 31, 2005, are as follows:

(in millions)

Year	Amount	Weighted Average Interest Rate
2005	$44.5	3.6%
2006	246.5	7.0
2007	233.2	5.6
2008	565.8	3.8
2009	198.4	5.0
2010 and thereafter	1,287.8	5.5
Total	$2,576.2	5.1%

8.             Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)

	Three months Ended March 31,
	2005	2004
Decrease (increase) in assets:
Accounts receivable - affiliates	$(648)	$(44)
Other assets, net	3,374	(2,077)

Increase (decrease) in liabilities:
Accounts payable	9,465	(49)
Accrued real estate taxes	(12,413)	(13,230)
Accrued expenses and other liabilities	9,860	7,217
Net change in operating accounts	$9,638	$(8,183)

9.             Preferred Units

Camden Operating, L.P., one of our operating partnerships, had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of March 31, 2005.  Distributions on the preferred units are payable quarterly in arrears.  The Series B preferred units are redeemable beginning in 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions.  The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt.  Distributions on the Series B preferred units totaled $1.8 million for the quarters ended March 31, 2005 and 2004.

Additionally, Camden Operating, L.P. had issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. During the third quarter of 2004, we redeemed 1.4 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $35.5 million, plus accrued and unpaid distributions at which time we expensed the issuance cost associated with these units.   In January 2005, we redeemed the remaining 0.7 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $17.5 million, plus accrued and unpaid distributions.  In connection with the issuance of these Series C preferred units, we incurred $0.4 million in issuance costs which had been recorded as a reduction to minority interests.  These issuance costs were expensed in January 2005 in connection with the redemption of the Series C preferred units.  Distributions on all Series C preferred units totaled $28,073 and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively.

10.          Related Party Transactions

We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.4 million and $0.3 million for the quarters ended March 31, 2005 and 2004, respectively.

In 1999 and 2000, our Board of Trust Managers approved a plan that permitted six of our then current senior executive officers to complete the purchase of $23.0 million of our common shares in open market transactions.  The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third-party lender.  To facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender.  Simultaneously, we entered into a reimbursement agreement with the executives, should any amounts ever be paid by us pursuant to the terms of the guaranty agreement.  The reimbursement agreements require the executives to pay interest from the date any amounts are paid by us until repayment by the officer.  As of March 31, 2005, none of these unsecured full recourse loans were outstanding.  We did not have to perform under the guaranty agreement.

In conjunction with our merger with Summit, we acquired employee notes receivable from nine current and former employees of Summit totaling $3.9 million.  Subsequent to the merger, one Summit employee paid off his loan in the amount of $0.9 million.  At March 31, 2005, the notes receivable had an outstanding balance of $3.1 million.  Subsequent to March 31, 2005, one Summit employee paid off his loan in the amount of $0.7 million.  As of May 2, 2005, the employee notes receivable are 87.1% secured by Camden common shares.

11.          Commitments and Contingencies

Construction Contracts.  As of March 31, 2005, we were obligated for approximately $236.1 million of additional expenditures on our nine wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

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

On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder.  This complaint named as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger of Camden and Summit and the acts of the Summit directors constitute a breach of the Summit defendants’ fiduciary duties to Summit stockholders. The plaintiff in the lawsuit sought, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the merger, (3) to rescind the merger in the event that it is consummated, (4) an order to permit a stockholders’ committee to ensure an unspecified “fair procedure, adequate procedural safe-guards and independent input by plaintiff” in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys’ fees.  On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff’s allegations of wrongdoing.

On March 10, 2005, the parties to the action agreed on and executed a binding memorandum of understanding setting forth the terms of a settlement of the litigation.  The parties also agreed, subject to the conditions described below, to enter into a stipulation of settlement and use best efforts to gain approval of the settlement by the court.  Under the terms of the settlement, the defendants admit to no wrongdoing or fault.  The memorandum of understanding for the proposed settlement of the litigation contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the merger that have been or could have been asserted by the plaintiffs or any members of the putative class.  In connection with negotiations relating to the memorandum of understanding, the parties agreed to include, and have included, in the joint proxy statement/prospectus relating to the merger additional disclosures regarding the merger.

Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a settlement agreement.  The memorandum and the settlement will be subject to the customary conditions including, final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses,  Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by

Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

The defendants vigorously deny all liability with respect to the facts and claims alleged in this action, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation, or law.  However, the defendants considered it desirable that these actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.

On May 25, 2001, through a joint venture of the Camden Summit Partnership and SZF, LLC, a Delaware limited liability company in which the Camden Summit Partnership owned 29.78% until July 3, 2003, on which date the Camden Summit Partnership purchased its joint venture partner’s 70.22% interest, the Camden Summit Partnership entered into an agreement with Brickell View, L.L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida.  Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development.  On August 12, 2003, the Camden Summit Partnership received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with the Camden Summit Partnership.  The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida.  One of the suits was remanded to the Miami-Dade Circuit Court, while the other remains pending in the U.S. District Court.  These suits relate to the business agreement among the parties in connection with the development and construction of the community by Coral Way.  Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Camden Summit Partnership and its affiliates, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages.  We intend to enforce our rights under the joint venture agreements.  Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees.  We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits.  On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees.  In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project.  We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim.  Additionally, the Camden Summit Partnership has asserted a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In mid-2003, litigation with Bovis was temporarily stayed pending mediation.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  Mediation with Bovis ended unsuccessfully in November 2003.  The litigation is proceeding in the Miami-Dade Circuit Court.  As the current owner of Summit Brickell, which property is subject to the claim of lien, the Camden Summit Partnership is vigorously defending against these claims of lien and related litigation.  As a result of several items claimed by Bovis in its amended claim of lien, the Camden Summit Partnership is asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties.  In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc. and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, the Camden Summit

Partnership and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost.  All of these claims have been voluntarily dismissed.  In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims that Summit misappropriated its identity by filing eviction actions in its name.  We assumed Summit’s obligations as part of the merger.  We believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

We are currently in the due diligence period for certain acquisitions and dispositions.  No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Lease commitments.  At March 31, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $0.6 million for the quarter ended March 31, 2005 compared to $0.5 million for the quarter ended March 31, 2004.  Minimum annual rental commitments for the remaining nine months of 2005 are $1.6 million, and for the years ending December 31, 2006 through 2009 are $2.1 million, $1.9 million, $1.3 million, and $0.4 million, respectively, and $4.1 million in the aggregate thereafter.

Employment agreements.  At March 31, 2005, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2005.  Such agreements provide for minimum salary levels, as well as, various incentive compensation arrangements, which are payable based on the attainment of specific goals.  The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control.  In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control.  In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

12.          Post Retirement Benefits

Summit had employment agreements with William B. McGuire and William F. Paulsen that terminated on December 31, 2011.  Each employment agreement entitled each of these employees to a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis).  Each employment agreement provided each former officer with the right to participate in Summit’s life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse.  Either party could terminate the employment agreements effective 20 business days after written notice was given.  The full base salary amount due would be payable through 2011 whether or not the agreements were terminated earlier in accordance with their terms.  Summit amended the employment agreements, effective July 1, 2004.  The amendments provide for additional payments to the employees and eliminated the provision to provide office space, information systems support and administrative support.  The additional annual payments were $100,000 for one of the employees and $70,000 to the other employee and each was subject to a yearly increase based on the Consumer Price Index.

We have entered into a separation agreement with each of Messrs. McGuire and Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit. and a wholly owned subsidiary of Camden, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of March 31, 2005, we had accrued $5.3 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was immaterial to the financial statements as a whole as of March 31, 2005.  We have not made any contributions as of March 31, 2005, nor do we expect to make any contributions for the remainder of 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes appearing elsewhere in this report as well as the audited financial statements appearing in our 2004 Annual Report to Shareholders. Where appropriate, comparisons are made on a dollars per-weighted-average-unit basis in order to adjust for changes in the number of apartment homes owned during each period. The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•      the results of our efforts to implement our property development, construction and acquisition strategies;

•      our ability to effectively integrate the operations of Summit Properties Inc. (“Summit”);

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

Business

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993.  We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities”, “multifamily communities”, “properties”, or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  As of March 31, 2005, we owned interests in, operated or were developing 202 multifamily properties containing 70,071 apartment homes located in thirteen states.  At March 31, 2005, we had two recently completed multifamily property containing 688 apartment homes in lease-up.  We had 3,625 apartment homes under development at ten of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.   We had two properties containing 885 apartment homes which were designated as held for sale.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of March 31, 2005, we had operating properties in 22 markets.  No one market contributed more than 12% of our net operating income for the quarter then ended.  For the quarter ended March 31, 2005, Las Vegas, Houston and Dallas contributed 12.0%, 11.4% and 10.8%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at March 31, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  We determined that the merger would allow us to lower our concentration in Las Vegas, Houston and Dallas and increase our presence on the East coast, and accomplish this diversification strategy in a matter of months rather than what would have otherwise taken years to accomplish.  We acquired a significant portfolio of high-quality apartment properties, most of which were located in new, East coast markets such as Southeast Florida, metro Washington, D.C. and Atlanta, which complemented our existing footprint in Florida and North Carolina while further diversifying our portfolio with the addition of new markets. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

Under the terms of the Merger Agreement, Summit stockholders had the opportunity to elect to receive cash or Camden shares for their Summit stock.  Each stockholder’s election was subject to proration, depending on the elections of all Summit stockholders, so that the aggregate amount of cash issued in the merger to Summit’s stockholders equaled approximately $436.3 million.  As a result of this proration, Summit stockholders electing Camden shares received approximately .6383 of a Camden share and $1.4177 in cash for each of their shares of Summit common stock. The final conversion ratio of the common shares was determined based on the average market price of our common shares over a five day trading period preceding the effective time of the merger.  Fractional shares were paid in cash.  Summit stockholders electing cash or who made no effective election, received $31.20 in cash for each of their Summit shares.   In the merger, we issued approximately 11.8 million common shares to Summit stockholders.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.

Approximately 24% of our multifamily apartment units at March 31, 2005 were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of March 31, 2005, we held 91.6% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.4% of the common limited partnership units are primarily held by former officers, directors and investors of Summit.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage is summarized as follows:

	March 31, 2005		December 31, 2004
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Las Vegas, Nevada (a) (c)	9,193	32	9,625	33
Dallas, Texas (c)	8,359	23	8,359	23
Houston, Texas (c)	6,810	15	6,810	15
Tampa, Florida	6,089	13	6,089	13
Charlotte, North Carolina (b)	4,793	19	1,659	6
Atlanta, Georgia	3,633	11	—	—
D.C. Metro	2,882	9	—	—
Raleigh, North Carolina (b)	2,631	7	—	—
Denver, Colorado (a)	2,529	8	2,529	8
Orlando, Florida	2,522	6	2,252	5
Southeast Florida	2,520	7	—	—
Phoenix, Arizona (c)	2,433	8	2,433	8
Los Angeles/Orange County, California (c)	2,191	5	2,191	5
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	2,289	6	1,937	5
Total Operating Properties	66,446	192	51,456	144
Properties Under Development
D.C. Metro	1,996	5	464	1
Raleigh, North Carolina	484	1	—	—
Orlando, Florida	366	1	366	1
San Diego/Inland Empire, California	350	1	—	—
Dallas, Texas	284	1	284	1
Charlotte, North Carolina	145	1	—	—
Total Properties Under Development	3,625	10	1,114	3
Total Properties	70,071	202	52,570	147

Less: Joint Venture Properties (a) (b) (c)	10,248	34	5,011	18

Total Properties Owned 100%	59,823	168	47,559	129

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

(b)

Includes properties held in joint ventures acquired through the merger with Summit as follows: three properties with 792 apartment homes in Charlotte, and one property with 411 apartment homes in Raleigh in which we own a 25% interest, the remaining interest is owned by an unaffiliated private investor.

(c)

Includes properties held in joint ventures entered into in 2005 as follows: one property with 456 apartment homes in Dallas, three properties with 1,216 apartment homes in Houston, four properties with 992 apartment homes in Phoenix, one property with 421 apartment homes in Orange County, California, and three properties with 949 apartment homes in Las Vegas. Each property is held individually in a joint venture in which we hold a 20% interest. The remaining interest is owned by an unaffiliated private investor.

Development and Lease-Up Properties

At March 31, 2005, we had two completed properties in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 5/2/05	Date of Completion	Estimated Date of Stabilization

Summit Fallsgrove Rockville, MD	268	$52.7	86%	3Q04	2Q05
Summit Las Olas Miami, FL	420	91.2	91%	1Q05	2Q05

At March 31, 2005, we had ten properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 3/31/05	Estimated Date of Completion	Estimated Date of Stabilization

Under Construction
Camden Farmers Market II Dallas, TX	284	$31.7	$24.3	3Q05	1Q06
Camden Lago Vista Orlando, FL	366	34.8	27.6	3Q05	1Q06
Camden Dilworth Charlotte, NC	145	18.0	4.5	2Q06	3Q06
Camden Fairfax Corner Fairfax, VA	488	82.0	52.9	3Q06	1Q07
Camden Clearbrook Frederick, MD	297	45.0	14.8	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	52.0	25.2	4Q06	3Q07
Camden Old Creek San Marcos, CA	350	98.0	38.1	1Q07	3Q07
Camden Monument Place Fairfax, VA	368	64.0	13.7	2Q07	1Q08
Camden Potomac Yards Arlington County, VA	379	110.0	21.0	3Q07	2Q08
Total	3,161	$535.5	$222.1

Under Construction – JV’s
Camden Westwind Ashburn, VA	464	$69.1	$50.6	1Q06	4Q06

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction.  Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

If an event or change in circumstance indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property.  If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, less costs to sell.

At March 31, 2005, 2.4 acres of undeveloped land held in Dallas was classified as land held for sale.  In connection with our decision to dispose of the asset, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.  The net fair value expected to be received is estimated to be $1.8 million.

Our consolidated balance sheet at March 31, 2005 included $348.2 million related to wholly-owned properties under development. Of this amount, $208.5 million relates to our ten projects currently under development. Additionally, at March 31, 2005, we had $139.7 million invested in land held for future development.  Included in this amount is $68.7 million related to projects we expect to begin constructing in 2005.  We also had $38.2 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects.  Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to property developments, dispositions, acquisitions, and the performance of the stabilized properties in the portfolio.  Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period.  For the three months ended March 31, 2005, actual results for Summit properties acquired subsequent to the merger are included in the results of operations.  Selected weighted averages for the quarters ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004

Average monthly property revenue per apartment home	$782	$747
Annualized total property expenses per apartment home	$3,796	$3,575
Weighted average number of operating apartment homes owned 100%	49,933	45,474

Weighted average occupancy, total operating properties owned 100%	93.6%	94.3%

Comparison of the Quarters Ended March 31, 2005 and March 31, 2004

Income from continuing operations increased $142.8 million, from $8.6 million to $151.4 million for the quarters ended March 31, 2004 and 2005, respectively. The increase in income from continuing operations was due to many factors, which included, but were not limited to, gains on sale of properties, including land, the contribution of the operating properties acquired through the merger with Summit, a gain on the sale of a technology investment and increased occupancy at our development communities. These increases were partially offset by the impact of our property dispositions, higher depreciation and amortization expense, transaction compensation and merger expenses, and property expenses.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $8.5 million, or 13.9%, from $61.3 million to $69.8 million for the quarters ended March 31, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the footnotes to our consolidated financial statements.

The following table presents the components of net operating income for the quarters ended March 31, 2005 and 2004:

($ in thousands)

	Apartment Homes	Three Months Ended March 31,		Change
	at 3/31/05	2005	2004	$	%

Property revenues
Camden same store communities	39,887	$87,001	$86,606	$395	0.5%
Summit same store communities	11,083	11,082	—	11,082	100.0
Camden non-same store communities	2,102	6,968	5,005	1,963	39.2
Summit non-same store communities	2,017	1,916	—	1,916	100.0
Development and lease-up communities	3,849	898	—	898	100.0
Dispositions/other	—	9,276	10,286	(1,010)	(9.8)
Total property revenues	58,938	117,141	101,897	15,244	15.0

Property expenses
Camden same store communities	39,887	36,022	34,853	1,169	3.4
Summit same store communities	11,083	3,810	—	3,810	100.0
Camden non-same store communities	2,102	2,606	2,008	598	29.8
Summit non-same store communities	2,017	826	—	826	100.0
Development and lease-up communities	3,849	402	—	402	100.0
Dispositions/other	—	3,721	3,781	(60)	(1.6)
Total property expenses	58,938	47,387	40,642	6,745	16.6

Property net operating income
Camden same store communities	39,887	50,979	51,753	(774)	(1.5)
Summit same store communities	11,083	7,272	—	7,272	100.0
Camden non-same store communities	2,102	4,362	2,997	1,365	45.5
Summit non-same store communities	2,017	1,090	—	1,090	100.0
Development and lease-up communities	3,849	496	—	496	100.0
Dispositions/other	—	5,555	6,505	(950)	(14.6)
Total property net operating income	58,938	$69,754	$61,255	$8,499	13.9%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we (or Summit) have developed or acquired after January 1, 2004.  Dispositions represent communities we have sold since January 1, 2004 which are not included in discontinued operations.

Total property revenues for the quarter ended March 31, 2005 increased $15.2 million over 2004, and increased from $747 to $782 on a per apartment home per month basis.  Total property revenues from our same store properties increased 0.5%, from $86.6 million for the first quarter of 2004 to $87.0 million for the first quarter of 2005, which represents an increase of $3 on a per apartment home per month basis.  For same store properties, rental rates on a per apartment home per month basis increased $14 from the first quarter of 2004 to the first quarter of 2005, and rent concessions decreased $7 per apartment home over the same period.  These increases in revenues were partially offset by decreases in other rental income which decreased $17 per apartment home per month.  Total property revenues from Summit same store properties were $11.1 million for the first quarter of 2005, or $1,019 on a per apartment home per month basis.

Property revenues from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $5.0 million for the first quarter of 2004 to $9.8 million for the first quarter of 2005 due to the acquisition of 2,285 apartment homes related to the Summit merger and the completion and lease-up of properties in our development pipeline.  Property revenues from disposition properties decreased $1.0 million from the first quarter of 2004.  Disposition properties relate to 12 properties contributed to a joint venture during March of 2005.  As we have continuing involvement in theses communities, the operations from these communities continues to be included in continuing operations.

Total property expenses for the quarter ended March 31, 2005 increased $6.7 million, or 16.6%, as compared to the same period in 2004, and increased from $3,575 to $3,796 on an annualized per apartment home basis.  Total property expenses from our same store properties increased 3.4%, from $34.9 million for the first quarter of 2004 to $36.0 million for the first quarter of 2005, which represents an increase of $117 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home is primarily due to increases in salaries and benefits, utilities and real estate taxes of $97, $40 and $24 on an annualized per apartment home basis, respectively.  These increases in same store property expenses were partially offset by decreases in property insurance and repairs and maintenance of $37 and $21 on an annualized per apartment home basis, respectively.  Property expenses from Summit’s same store properties were $3.8 million for the first quarter of 2005, or $4,125 on an annualized per apartment home basis.

Property expenses from our non-same store, development and lease-up properties, including Summit non-same store properties,  increased from $2.0 million for the first quarter of 2004 to $3.8 million for the first quarter of 2005, due to the acquisition of 2,285 apartment homes related to the Summit merger and the completion and lease-up of properties in our development pipeline.  Property expenses from disposition properties decreased 1.6%, or $0.1 million, from the first quarter of 2004.

Fee and asset management income for the quarter ended March 31, 2005 increased $5.1 from the same quarter ended 2004.  This increase was primarily due to fees earned on services provided to our joint ventures, as well as fees earned from our mezzanine financing program.

Income from the sale of technology investments totaled $24.2 million for the first quarter of 2005, compared to $0.9 million for the first quarter of 2004.  Income from the sale of technology investments for 2005 relates to a gain recognized on the sale of our investment in Rent.com, which was acquired by Ebay in the first quarter of 2005.

Interest and other income for the quarter ended March 31, 2005 decreased $0.2 million from the same quarter ended 2004.  This decrease is primarily attributable to proceeds received in 2004 from an insurance settlement for lost rents of $1.8 million, partially offset by increases in interest income from our mezzanine financing program of $1.6 million primarily from pre-payment penalties on notes receivable repaid during the first quarter of 2005.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.9 million for the quarter ended March 31, 2004 to $3.2 million for the quarter ended March 31, 2005.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with regional offices assumed in the Summit merger.

Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $1.0 million for the quarter ended March 31, 2004 to $1.9 million for the quarter ended March 31, 2005.  This increase was primarily due to warranty issues and repairs on third party projects.

General and administrative expenses increased 26.0% from $4.2 million to $5.3 million, and increased as a percent of revenues from 3.9% to 4.1% for the quarters ended March 31, 2004 and 2005, respectively.  The increase was primarily due to increases in salary and benefit expenses, including the addition of internal audit and information technology personnel, consulting costs and public company related expenses.

During the first quarter of 2005, we incurred transaction compensation and merger expenses of $13.8 million, $13.3 million of which relate to costs associated with the vesting of previously granted share awards and employee bonuses paid as a result of gains recognized on the sale of our investment in Rent.com and the successful completion of our merger with Summit.  Additionally, we incurred approximately $0.5 million in merger related expenses which primarily relate to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $2.9 million, or 12.2%, from $23.7 million for the quarter ended March 31, 2004 to $26.6 million for the quarter ended March 31, 2005.   The overall increase in interest expense was due to higher average debt balances due to the addition of $881.1 million in notes and mortgages payable from the merger with Summit.  Interest capitalized increased to $3.1 million from $2.6 million for the quarters ended March 31, 2005 and 2004, respectively, due to higher average balances in our development pipeline primarily as a result of development properties added through our merger with Summit.

Depreciation and amortization increased from $25.8 million for the first quarter of 2004 to $33.1 million for the first quarter of 2005. This increase was due to additional depreciation and amortization of intangibles related to in place leases acquired in the merger with Summit, new development and capital improvements placed in service and issuance of new debt during the past year.

Gain on sale of properties for the quarter ended March 31, 2005 included a gain of $132.1 million from the contribution of assets to a joint venture. Gain on sale of properties for the quarter ended March 31, 2004 included a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston.

The $1.1 million impairment loss on land held for sale in 2004 related to 2.4 acres of undeveloped land located in Dallas, which was classified as held for sale.

Distributions on units convertible into perpetual preferred shares decreased from $2.8 million for the first quarter of 2004 to $1.8 million for the first quarter of 2005, as a result of the redemption of the $53 million Series C preferred units in September 2004 and January 2005.  Original issuance costs of $0.4 million were expensed in connection with the redemption of $17.5 million of the Series C preferred units in 2005.

Liquidity and Capital Resources

Financial Structure

We intend to maintain what management believes to be a conservative capital structure by:

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

Our interest expense coverage ratio, net of capitalized interest, was 3.5 and 2.9 times for the three months ended March 31, 2005 and 2004, respectively.  At March 31, 2005 and 2004, 76.3% and 85.1%, respectively, of our properties (based on invested capital) were unencumbered.  Our weighted average maturity of debt, excluding our line of credit, was 6.1 years and 6.3 years at March 31, 2005 and 2004, respectively.  Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations.

Liquidity

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our unsecured line of credit discussed in the “Financial Flexibility” section and other short-term borrowings.  We expect our ability to generate cash will be sufficient to meet our short-term liquidity needs which include:

(i)            operating expenses;

(ii)           current debt service requirements;

(iii)          recurring capital expenditures;

(iv)          initial funding of property developments, acquisitions and mezzanine financings; and

(v)           distributions on our common and preferred equity.

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

We financed the cash portion of the merger with Summit using a combination of available borrowing capacity under our line of credit and a new bridge loan facility entered into during the first quarter of 2005. In March 2005, we formed a joint venture and transferred to the venture 12 multifamily properties containing 4,034 apartment homes for approximately $398 million.  We retained a 20% minority interest in the venture and continue to provide property management services for the properties transferred to the venture for a fee.  We used the proceeds from this transaction to pay down all outstanding balances under the bridge loan facility.  See further discussion of our merger with Summit, including the issuance of common equity in connection with the merger, in the “Business” section.

We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets.   During the three months ended March 31, 2005, we incurred $33.0 million in development costs and no individual property acquisition costs.  At March 31, 2005, we had nine wholly-owned properties under construction at a projected aggregate cost of approximately $535.5 million, $222.1 million of which had been incurred through March 31, 2005.  At period end, we were obligated for approximately $236.1 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit).  We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

Net cash provided by operating activities totaled $46.6 million for the quarter ended March 31, 2005, an increase of $17.2 million, or 58.8%, from the same period in 2004. The increase in operating cash flow was primarily due to timing of receivables related to our third party construction and development projects as well as increases on payables on our wholly owned properties under development.  See Note 8 to our consolidated financial statements that details the net change in our operating accounts.

Net cash used in investing activities totaled $81.0 million for the quarter ended March 31, 2005 compared to $10.7 million for the same period in 2004. For the three months ended March 31, 2005, net cash used in investing activities included cash consideration paid for Summit of $499.6 million, including merger related liabilities, investment in a joint venture of $26.2 million and expenditures for property development and capital improvements of $33.0 million and $7.5 million, respectively.   These expenditures were offset by $395.5 million in net proceeds received from the contribution of assets to a joint venture, $35.4 million in net proceeds from the sale of discontinued operations during 2005, proceeds from the sale of a technology investment of $24.6 million and the cash balance of Summit at merger date of $16.7 million.  For the quarter ended March 31, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $10.0 million and $4.8 million, respectively.  These expenditures were offset by $3.5 million in net proceeds received from land sales during 2004.

Net cash provided by financing activities totaled $38.5 million for the quarter ended March 31, 2005 compared to net cash used in financing activities of $18.1 million for the quarter ended March 31, 2004.  During the quarter ended March 31, 2005, we paid distributions totaling $55.3 million to holders of common and preferred equity.  Our line of credit increased $309.0 million for the quarter ended March 31, 2005.  A portion of the proceeds from the increase in the line of credit were used to repay $188.5 million in Summit notes payable, $1.9 million in other notes payable, redeem $17.5 million in preferred units, and fund development activities and capital improvements.  Also, we paid $4.6 million of deferred financing costs in 2005.  During the quarter ended March 31, 2004, we paid distributions totaling $30.9 million to holders of common and preferred equity. Our line of credit increased $18.0 million for the quarter ended March 31, 2004, primarily from the funding of development activities and capital improvements.  Cash received from option exercises totaled $1.8 million in 2004.

In February 2005, we announced that our Board of Trust Managers had declared a dividend in the amount of $0.41628 per share to holders of record as of the last full business day immediately preceding the day on which the merger became effective.  This dividend was subsequently paid on March 4, 2005, four business days following the effective date of the merger.

In March 2005, we announced that our Board of Trust Managers had declared a pro rata first quarter dividend distribution of $0.21872 per share to holders of record as of March 31, 2005 of its Common Shares of Beneficial Interest.  The dividend was subsequently paid on April 15, 2005.  Together, these distributions totaled $0.635 per share.  We paid equivalent amounts per unit to holders of the common operating partnership units.  These distributions to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2005:

(in millions)

	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$2,576.2	$44.5	$246.5	$233.2	$565.8	$198.4	$1,287.8
Non-cancelable operating lease payments	11.4	1.6	2.1	1.9	1.3	0.4	4.1
Construction contracts	236.1	143.3	92.0	0.8	—	—	—
	$2,823.7	$189.4	$340.6	$235.9	$567.1	$198.8	$1,291.9

The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Financial Flexibility

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us.  At March 31, 2005 we had outstanding letters of credit totaling $24.3 million, and had $210.7 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of March 31, 2005, there were $9.1 million of letters of credit outstanding under this facility.

As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group.

Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

At March 31, 2005, $535.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At March 31, 2005, our floating rate debt totaled $462.5 million and had a weighted average interest rate of 3.1%.

Funds from Operations (“FFO”)

Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Our definition of diluted FFO also assumes conversion of all dilutive convertible securities, including minority interests, which are convertible into common shares.  We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations and data included elsewhere in this report.  FFO is not defined by generally accepted accounting principles.  FFO should not be considered as an alternative to net income as an indication of our operating performance.  Furthermore, FFO as disclosed by other REIT’s may not be comparable to our calculation.

A reconciliation of net income to diluted FFO for the quarter ended March 31, 2005 and 2004 follows:

(In thousands)

	Three Months Ended March 31,
	2005	2004
Funds from operations:
Net income	$166,664	$9,388
Real estate depreciation from continuing operations	32,458	25,304
Real estate depreciation from discontinued operations	—	816
Adjustments for unconsolidated joint ventures	668	522
Gain on sale of properties, including discontinued operations	(146,497)	—
Income allocated to common units, including discontinued operations	1,145	756
Funds from operations – diluted	$54,438	$36,786

Weighted average shares - basic	45,900	40,031
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	436	1,553
Common units	3,038	2,441
Weighted average shares – diluted	49,374	44,025

Inflation

We lease apartments under lease terms generally ranging from 6 to 13 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies”.  The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  The more significant of these policies relate to the acquisition of assets, cost capitalization and asset impairment, which are discussed in the “Business” section under “Property Update”, and income recognition, capital expenditures and notes receivable, which are discussed below.

Income recognition.  Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents.  Interest, fee and asset management and all other sources of income are recognized as earned.

Acquisition of assets. Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

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

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures.  Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying value of our real estate assets, estimates of the useful lives of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities.  Actual results could differ from those estimates.

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments (SFAS 123R).” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 is effective with reporting periods beginning after March 3, 2005.  We do not expect the adoption of FSP FIN 46R-5 will have a material impact on our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005.

There has been no change to our internal control over financial reporting during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For further discussion regarding legal proceedings, see Note 11 to the Consolidated Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

A special shareholders meeting was held February 28, 2005 to approve the Agreement and Plan of Merger by and among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.

For	Against	Abstain
28,491,118	213,264	61,871

Item 5.    Other Information

None

Item 6.    Exhibits

(a)   Exhibits

31.1         Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 10, 2005.

31.2         Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 10, 2005.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	May 10, 2005
Dennis M. Steen Chief Financial Officer, Sr. Vice President – Finance and Secretary	Date