Form 10-Q
period 2005-06-30
CAMDEN PROPERTY TRUST
filed 2005-08-09
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, there were 52,039,040 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets (Unaudited) as of June 30, 2005 and December 31, 2004
Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004
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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Real estate assets, at cost
Land	$657,433	$399,054
Buildings and improvements	3,839,732	2,511,195
	4,497,165	2,910,249
Accumulated depreciation	(694,120)	(688,333)
Net operating real estate assets	3,803,045	2,221,916
Properties under development, including land	368,022	176,769
Investments in joint ventures	37,074	9,641
Properties held for sale	39,930	62,418
Total real estate assets	4,248,071	2,470,744

Accounts receivable – affiliates	35,084	31,380
Notes receivable
Affiliates	11,108	10,367
Other	32,283	44,547
Other assets, net	101,475	66,164
Cash and cash equivalents	6,432	2,253
Restricted cash	6,375	3,909
Total assets	$4,440,828	$2,629,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$1,860,107	$1,407,208
Secured	672,557	169,197
Accounts payable	61,220	31,904
Accrued real estate taxes	29,510	27,324
Accrued expenses and other liabilities	130,993	65,237
Distributions payable	39,513	30,412
Total liabilities	2,793,900	1,731,282

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	115,060
Common units	118,119	44,507
Other minority interests	9,878	—
Total minority interests	225,922	159,567

Shareholders’ equity
Common shares of beneficial interest	606	486
Additional paid-in capital	1,910,750	1,348,848
Distributions in excess of net income	(236,954)	(361,973)
Unearned share awards	(15,732)	(13,023)
Employee notes receivable	(2,084)	—
Treasury shares, at cost	(235,580)	(235,823)
Total shareholders’ equity	1,421,006	738,515
Total liabilities and shareholders’ equity	$4,440,828	$2,629,364

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Property revenues
Rental revenues	$127,986	$93,227	$235,303	$186,881
Other property revenues	11,521	8,509	21,345	16,752
Total property revenues	139,507	101,736	256,648	203,633
Property expenses
Property operating and maintenance	38,235	30,564	72,409	60,017
Real estate taxes	15,780	11,496	28,957	22,678
Total property expenses	54,015	42,060	101,366	82,695
Non-property income
Fee and asset management	1,834	2,496	9,140	4,677
Sale of technology investment	—	—	24,199	863
Interest and other income	1,265	1,801	4,488	5,219
Total non-property income	3,099	4,297	37,827	10,759
Other expenses
Property management	3,922	2,742	7,142	5,611
Fee and asset management	1,043	1,006	2,991	1,995
General and administrative	6,558	4,140	11,834	8,326
Transaction compensation and merger expenses	261	—	14,085	—
Interest	28,584	19,261	52,085	40,396
Depreciation and amortization	45,613	25,727	78,697	51,520
Amortization of deferred financing costs	796	719	2,017	1,483
Total other expenses	86,777	53,595	168,851	109,331
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	1,814	10,378	24,258	22,366
Gain on sale of properties, including land	—	—	132,128	1,255
Equity in income of joint ventures	245	67	355	166
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(2,843)	(3,528)	(5,686)
Original issuance costs on redeemed perpetual preferred units	—	—	(365)	—
Income allocated to common units and other minority interests	(581)	(728)	(1,726)	(1,441)
Income (loss) from continuing operations	(272)	6,874	151,122	16,660
Income from discontinued operations	400	821	1,290	1,609
Income from discontinued operations allocated to common units	—	(41)	—	(84)
Impairment loss on land held for sale	—	—	—	(1,143)
Gain on sale of discontinued operations	21,724	—	36,104	—
Net income	$21,852	$7,654	$188,516	$17,042

Earnings per share – basic
Income (loss) from continuing operations	$—	$0.17	$3.03	$0.41
Income from discontinued operations, including gain on sale	0.41	0.02	0.75	0.01
Net income	$0.41	$0.19	$3.78	$0.42

Earnings per share – diluted
Income (loss) from continuing operations	$(0.01)	$0.16	$2.84	$0.39
Income from discontinued operations, including gain on sale	0.40	0.02	0.69	0.01
Net income	$0.39	$0.18	$3.53	$0.40

Distributions declared per common share	$0.635	$0.635	$1.27	$1.27
Weighted average number of common shares outstanding	53,873	40,291	49,909	40,161
Weighted average number of common and common dilutive equivalent shares outstanding	55,538	42,419	53,916	42,283

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities
Net income	$188,516	$17,042
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	78,697	53,150
Amortization of deferred financing costs	2,017	1,483
Equity in income of joint ventures	(355)	(166)
Gain on sale of properties contributed to joint ventures	(132,128)	(1,255)
Gain on sale of discontinued operations	(36,104)	—
Gain on sale of technology investments	(24,199)	(863)
Impairment loss on land held for sale	—	1,143
Original issuance costs of redeemed perpetual preferred units	365	—
Income allocated to common units and other minority interests, including discontinued operations	1,726	1,525
Accretion of discount on unsecured notes payable	312	326
Amortization of share -based compensation	7,483	1,722
Net change in operating accounts	12,653	(4,757)
Net cash provided by operating activities	98,983	69,350

Cash flow from investing activities
Cash of Summit at merger date	16,695	—
Cash consideration paid for Summit	(458,050)	—
Payment of merger related liabilities	(49,943)	—
Net proceeds from contribution of assets to joint ventures	395,521	—
Increase in investment in joint ventures	(26,191)	—
Increase in real estate assets	(87,215)	(59,224)
Net proceeds from sale of discontinued operations	95,813	—
Net proceeds from sales of properties, including land	11	3,101
Issuance of notes receivable – other	—	(6,917)
Payments received on notes receivable – other	12,281	—
Distributions from joint ventures	1,765	828
Proceeds from the sale of technology investments	24,612	863
Increase in non-real estate assets and other	(2,495)	(1,341)
Net cash used in investing activities	(77,196)	(62,690)

	Six Months Ended June 30,
	2005	2004
Cash flow from financing activities
Net increase in unsecured line of credit and short-term borrowings	21,000	284,000
Repayment of Summit secured credit facility	(188,500)	—
Proceeds from issuance of notes payable	248,423	—
Repayment of notes payable	(6,034)	(232,364)
Distributions to shareholders and minority interests	(69,872)	(61,920)
Redemption of perpetual preferred units	(17,500)	—
Repayment of employee notes receivable	1,828	—
Repurchase of common units	(5,403)	(181)
Net increase in accounts receivable – affiliates	(861)	(926)
Increase in notes receivable - affiliates	(741)	(648)
Common share options exercised	5,772	4,900
Payment of deferred financing costs	(6,446)	(856)
Other	726	(100)
Net cash used in financing activities	(17,608)	(8,095)
Net increase (decrease) in cash and cash equivalents	4,179	(1,435)
Cash and cash equivalents, beginning of period	2,253	3,357
Cash and cash equivalents, end of period	$6,432	$1,922

Supplemental Information
Cash paid for interest, net of interest capitalized	$45,685	44,278
Interest capitalized	7,642	4,672

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,589,188	$—
Liabilities assumed	980,255	—
Common shares issued	544,065	—
Minority interests issued	81,564	—
Value of shares issued under benefit plans, net	$11,487	$5,958

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Consolidated Financial Statements

(Unaudited)

1.             Organization and Significant Accounting Policies

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

Camden Property Trust (“Camden”) is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities.   As of June 30, 2005, we owned interests in, operated or were developing 202 multifamily properties containing 69,853 apartment homes located in thirteen states.  We had 3,861 apartment homes under development at eleven of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.   We had one property containing 431 apartment homes which was designated as held for sale.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of June 30, 2005, we had operating properties in 22 markets.  No one market contributed more than 11% of our net operating income for the quarter then ended.  For the three months ended June 30, 2005, D.C. Metro, Dallas and Tampa contributed 10.1%, 9.0% and 8.7%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at June 30, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of June 30, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Merger with Summit Properties Inc.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  We determined that the merger would allow us to lower our concentrations in Las Vegas, Houston and Dallas and increase our presence on the East coast, and accomplish this diversification strategy in a matter of months rather than what would have otherwise taken years to accomplish.  We acquired a significant portfolio of high-quality apartment properties, most of which were located in new, East coast markets such as Southeast Florida, Metro Washington, D.C. and Atlanta, which complemented our existing footprint in Florida and North Carolina while further diversifying our portfolio with the addition of new markets. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

The aggregate consideration paid for the merger was as follows:

(in thousands)

Fair value of Camden common shares issued	$544,065
Fair value of Camden Summit Partnership units issued	81,564
Cash consideration paid for Summit common shares and partnership units exchanged	458,050
Total consideration	1,083,679
Fair value of liabilities assumed, including debt	980,255
Total purchase price	$2,063,934

Under the terms of the Merger Agreement, Summit stockholders had the opportunity to elect to receive cash or Camden shares for their Summit stock.  Each stockholder’s election was subject to proration, depending on the elections of all Summit stockholders, so that the aggregate amount of cash issued in the merger to Summit’s stockholders equaled approximately $436.3 million.  As a result of this proration, Summit stockholders electing Camden shares received approximately ..6383 of a Camden share and $1.4177 in cash for each of their shares of Summit common stock.  The final conversion ratio of the common shares was determined based on the average market price of our common shares over a five day trading period preceding the effective time of the merger.  Fractional shares were paid in cash.  Summit stockholders electing cash or who made no effective election, received $31.20 in cash for each of their Summit shares.   In the merger, we issued approximately 11.8 million common shares to Summit stockholders.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.3 million.

We allocated the purchase price between tangible and intangible assets.  When allocating the purchase price to acquired properties, we allocated costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property.  Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in-place leases and above or below market leases is being amortized over the estimated average remaining life of leases in-place at the time of the merger.  In-place lease terms generally range from 6 to 13 months.  We use an estimated remaining average lease life of 10 months to amortize the value of in-place leases recorded in conjunction with the merger.

The allocations of the purchase price are based upon preliminary estimates and assumptions. Accordingly, these allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to the fair value allocations, which may be significant, will be recorded as further adjustments to the purchase price allocations.  Revisions to the purchase price allocations during the second quarter of 2005 included adjustments of $1.7 million related to properties held for sale, $1.6 million of other assets, including amounts recorded for in-place leases on properties held for sale and retail lease commissions, and $1.4 million of accrued expenses for pre-merger liabilities.

(in thousands)

Land	$297,169
Buildings and improvements	1,526,603
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	29,710
Other assets, including the value of in-place leases of $31.7 million	37,520
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets acquired	2,063,934
Notes payable	881,059
Accounts payable, accrued expenses and other liabilities	93,198
Employee notes receivable	(3,882)
Other minority interests	9,880
Fair value of liabilities assumed, including debt	980,255
Total consideration	$1,083,679

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs.  Of this amount, Summit had paid $26.3 million prior to the effective time of the merger.  As of June 30, 2005, we had paid $38.0 million of these costs and accrued $5.5 million.

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 and 2004, gives effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma financial information for the six months ended June 30, 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining four months. The pro forma results are based on historical data (in thousands, except per share amounts) and are not intended to be indicative of the results of future operations.

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total property revenues	$139,507	$139,925	$284,252	$278,747
Net income to common shareholders	21,852	11,390	173,748	13,811
Net income per common and common equivalent share	$0.39	$0.21	$3.01	$0.26

At June 30, 2005, approximately 24% of our multifamily apartment units were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of June 30, 2005, we held 91.7% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.3% of the common limited partnership units were primarily held by former officers, directors and investors of Summit.

Significant Accounting Policies

Reportable Segments.  Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of multifamily communities.  Our apartment communities generate rental revenue and other income through the leasing of apartment homes.  Although our multifamily communities are geographically diversified throughout the United States, management evaluates operating performance on an individual property level.  However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment.  In addition to Generally Accepted Accounting Principles (“GAAP”) measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income.  Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management income and expenses and other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total property revenues	$139,507	$101,736	$256,648	$203,633
Total property expenses	54,015	42,060	101,366	82,695
Net operating income	85,492	59,676	155,282	120,938
Less other expenses:
Depreciation and amortization	45,613	25,727	78,697	51,520
Interest	28,584	19,261	52,085	40,396
Transaction compensation and merger expenses	261	—	14,085	—
General and administrative	6,558	4,140	11,834	8,326
Property management	3,922	2,742	7,142	5,611
Fee and asset management	1,043	1,006	2,991	1,995
Amortization of deferred financing costs	796	719	2,017	1,483
Total other expenses	86,777	53,595	168,851	109,331
Add non-property income:
Fee and asset management	1,834	2,496	9,140	4,677
Sale of technology investment	—	—	24,199	863
Interest and other income	1,265	1,801	4,488	5,219
Total non-property income	3,099	4,297	37,827	10,759
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	$1,814	$10,378	$24,258	$22,366

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

Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities, including fair value adjustments for debt.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

Carrying costs, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.  Capitalized interest was $4.5 million and $7.6 million for the three and six months ended June 30, 2005, respectively, and $2.1 million and $4.7 million for the three and six months ended June 30, 2004, respectively.  Capitalized real estate taxes were $1.1 million and $1.8 million for the three and six months ended June 30, 2005, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2004, respectively.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $17.4 million and $12.2 million during the six months ended June 30, 2005 and 2004, respectively, of renovation and improvement costs that we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

Property operating and maintenance expenses, excluding discontinued operations, included repairs and maintenance expenses totaling $8.7 million and $16.3 million for the three and six months ended June 30, 2005, respectively, compared with $7.4 million and $14.4 million for the three and six months ended June 30, 2004, respectively.  Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset.  Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

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

Stock-based Employee Compensation.  During the first six months of 2005, we granted 252,522 shares to certain key employees and non-employee trust managers. The shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the six month period ended June 30, 2005, 288,269 shares became fully vested, including 124,328 shares for which vesting was accelerated in connection with the sale of a technology investment.

During the first six months of 2005, we also granted options to purchase 200,000 common shares with an exercise price of $45.53 per share, which was equal to the market value on the date of grant.  The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant.  During the six month period ended June 30, 2005, previously granted options to purchase 544,829 shares became exercisable, and 203,913 options were exercised at a weighted average price of $38.11 per share.

Prior to 2003, we accounted for option grants under the intrinsic method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Beginning 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.”  As a result of our adoption of the prospective method set forth in SFAS No. 148, we recognize stock-based employee compensation when new options are awarded.  During the three and six months ended June 30, 2005, we expensed $0.6 million and $0.8 million, respectively, compared with $0.2 million and $0.3 million during the three and six months ended June 30, 2004, respectively, associated with awards accounted for under the fair value method.  Additionally, we recognize compensation expense on shares purchased under our Employee Share Purchase Plan (“ESPP”) for the difference in the price paid by our employees and the fair market value of our shares at the date of purchase.  We expensed $70,000 and $91,000 related to ESPP purchases during the three and six months ended June 30, 2005, respectively.

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

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$21,852	$7,654	$188,516	$17,042
Add: stock-based employee compensation expense included in reported net income	1,435	941	7,496	1,891
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,487)	(1,114)	(7,604)	(2,375)

Pro forma net income	$21,800	$7,481	$188,408	$16,558

Net income per share:
Basic – as reported	$0.41	$0.19	$3.78	$0.42
Basic – pro forma	0.40	0.19	3.78	0.41

Diluted – as reported	0.39	0.18	3.53	0.40
Diluted – pro forma	0.39	0.18	3.53	0.39

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Recent Accounting Pronouncements.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005, which for us is the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 was effective with reporting periods beginning after March 3, 2005.  The adoption of FSP FIN 46R-5 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date.  General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of EITF Issue No. 04-05 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications.  Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentations.  In our Consolidated Statements of Cash Flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash and changes in tenant security deposits liabilities to present such changes as an investing activity and a financing activity, respectively.  We previously presented such changes as operating activities.  In the accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2004, we reclassified these changes in balances to be consistent with our 2005 presentation which resulted in a $1.7 million increase to investing cash flows and a $0.4 million decrease to financing cash flows, with a corresponding $1.3 million decrease to operating cash flows, from the amounts previously reported.

2.                                      Per Share Data

Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares.  Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.  For the three months ended June 30, 2005, 0.4 million common shares issuable from the assumed conversion of common share options and awards granted and 2.4 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.  For the three and six months ended June 30, 2004, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share calculation
Income (loss) from continuing operations	$(272)	$6,874	$151,122	$16,660
Income from discontinued operations, including gain on sale	22,124	780	37,394	382
Net income	$21,852	$7,654	$188,516	$17,042

Income (loss) from continuing operations – per share	$—	$0.17	$3.03	$0.41
Income from discontinued operations, including gain on sale – per share	0.41	0.02	0.75	0.01
Net income – per share	$0.41	$0.19	$3.78	$0.42

Weighted average number of common shares outstanding	53,873	40,291	49,909	40,161

Diluted earnings per share calculation
Income (loss) from continuing operations	$(272)	$6,874	$151,122	$16,660
Income (loss) allocated to common units	(120)	11	1,726	24
Income (loss) from continuing operations, as adjusted	(392)	6,885	152,848	16,684
Income from discontinued operations, including gain on sale	22,124	780	37,394	382
Net income, as adjusted	$21,732	$7,665	$190,242	$17,066

Income (loss) from continuing operations, as adjusted – per share	$(0.01)	$0.16	$2.84	$0.39
Income from discontinued operations, including gain on sale – per share	0.40	0.02	0.69	0.01
Net income, as adjusted – per share	$0.39	$0.18	$3.53	$0.40

Weighted average common shares outstanding	53,873	40,291	49,909	40,161
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	1,566	435	1,560
Common units	1,665	562	3,572	562
Weighted average common shares outstanding, as adjusted outstanding	55,538	42,419	53,916	42,283

3.             Property Dispositions and Discontinued Operations

The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of communities including impairment loss, if any, is presented in discontinued operations when recognized.  Communities sold or held for sale which were owned through one of our operating partnerships have been allocated their portion of income related to common unitholders.

During the first six months of 2005, we sold two operating properties, one with 432 apartment homes, located in Las Vegas, Nevada, and the second located in Tampa, Florida with 454 apartment homes.  We had one additional property, located in Atlanta, Georgia, with 431 apartment homes, designated as held for sale as of June 30, 2005.  Subsequent to June 30, 2005, we sold the property to an unrelated third party.

At June 30, 2005, we had 9.1 acres of undeveloped land held in Dallas classified as land held for sale of which 6.7 acres were classified as land held for sale during the second quarter of 2005.  Additionally, costs associated with these acres were reclassified to discontinued operations.  In connection with our decision to dispose of a 2.4 acre tract, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.

The operating results of the assets designated as held for sale as of June 30, 2005, the two operating properties sold in 2005, as well as one property sold in 2004, which are included in discontinued operations for the three and six months ended June 30, 2005 and 2004, are as follows:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Property revenues	$1,288	$2,990	$3,136	$5,863
Property expenses	888	1,355	1,846	2,625
Net operating income	400	1,635	1,290	3,238
Depreciation and amortization	—	814	—	1,629
Income from discontinued operations	$400	$821	$1,290	$1,609

In March 2005, we contributed 12 apartment communities containing 4,034 apartment homes to 12 individual joint ventures for approximately $398 million.  We retained a 20% ownership interest in the ventures, with an approximate value of $26.2 million.  In accordance with SFAS No. 144, “Disposal of Long Lived Assets,” the operations of these communities have not been reclassified to discontinued operations due to our continuing involvement in the operations of these communities.  In connection with this transaction, we recorded a gain of $165.1 million of which $132.1 million was recognized as a gain during the first quarter of 2005.  The remaining $33.0 million was recorded as a deferred gain of which $0.3 million was recognized in equity earnings during the quarter ended June 30, 2005.

4.             Investments in Joint Ventures

In December 2003, we contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million and approximately $12.7 million in cash.  The remaining 80% interest is owned by an unrelated third party, which contributed $5.8 million to the joint venture.   The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million.  Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture, which had a balance of $11.1 million at June 30, 2005, and is reported as “Notes receivable – affiliates.”   We are providing development services to the joint venture, and fees earned for these services totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2004.  No fees were earned on services provided for the three and six months ended June 30, 2005.  At June 30, 2005, the joint venture had total assets of $56.5 million and had third-party secured debt totaling $38.1 million.

In March 2005, we contributed 12 apartment communities containing 4,034 apartment homes to 12 individual joint ventures in return for a 20% minority interest in the joint ventures, totaling $26.2 million and approximately $369.3 million in cash.  The remaining 80% interest of each joint venture is owned by a single unrelated third party who contributed $104.7 million to the joint ventures.  We are providing property management services to the joint ventures, and fees earned for these services totaled $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively.  At June 30, 2005, the joint ventures had total assets of $403.0 million and had third-party secured debt totaling $272.6 million.

As a result of the Summit merger, we assumed a 25% interest in a joint venture that owns four multifamily properties containing 1,203 apartment homes.  The remaining 75% interest is owned by an unrelated third party.  We are providing property management services to the joint venture, and fees earned for these services totaled $0.1 million for the three and six months ended June 30, 2005.  At June 30, 2005, the joint venture had total assets of $67.6 million and had third-party secured debt totaling $56.5 million.

The joint ventures discussed above are all accounted for under the equity method.  Excluding the mezzanine loan associated with the joint venture in Ashburn, Virginia, the joint ventures in which we have an interest have been funded with third-party secured debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.  Management believes that none of the investments in joint ventures qualify for consolidation as a variable interest entity.  These joint ventures are accounted for under the equity method as we exercise significant influence.

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

5.             Third Party Construction Services

At June 30, 2005, we were under contract on third-party construction projects ranging from $1.2 million to $18.4 million.  We typically earn fees on these projects ranging from 3% to 9% of the total contracted construction cost, which we recognize as earned.  During the three and six months ended June 30, 2005, fees earned from third-party construction projects totaled $0.6 million and $1.1 million, respectively, compared with $1.3 million and $2.1 million during the three and six months ended June 30, 2004, respectively, and are included in fee and asset management income in our consolidated statements of operations.

We recorded warranty and repair related costs of $0.2 million and $1.5 million during the three and six months ended June 30, 2005, respectively, and $0.3 million and $0.7 million during the three and six months ended June 30, 2004, respectively, on third party construction projects. These costs are first applied against revenues earned on the project and any excess is included in fee and asset management expenses in our consolidated statements of operations.

The Camden Summit Partnership is the developer of one apartment community which is owned by a third party.  Under the development and other related agreements, the Camden Summit Partnership has guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  The Camden Summit Partnership has also committed to fund certain development cost overruns, if any, and lease-up losses.  The Camden Summit Partnership has evaluated its commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  The Camden Summit Partnership began marketing and leasing activities in the first quarter of 2005 and believes that the construction will be completed during the third quarter of 2005.

6.             Notes Receivable

We have a mezzanine financing program under which we provided secured financing to owners of real estate properties.  We had $32.3 million in secured notes receivable outstanding as of June 30, 2005 to unrelated third parties.  These notes, which mature through 2008, accrue interest at rates ranging from 6.25% to 16% per annum, which is recognized as earned.

The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

Location	Current Property Type	Current Status	Apartment Homes At 6/30/05	June 30, 2005	Dec 31, 2004

Dallas/Fort Worth, Texas	Multifamily	Stabilized	1,314	$17.9	$17.9
Las Vegas, Nevada	—	—	—	—	7.9
Tampa, Florida	Multifamily	Stabilized	370	5.0	5.0
Houston, Texas	Multifamily	Predevelopment	—	3.9	4.7
Denver, Colorado	—	—	—	—	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.5
	Total		2,340	$32.3	$44.5

We have reviewed the terms and conditions underlying each note, and management believes that none of these entities qualify for consolidation.  Management believes that these notes are collectable, and that no impairment existed at June 30, 2005.

In December 2003, in connection with a joint venture transaction discussed in Note 4, we provided mezzanine financing to a joint venture, in which we own a 20% interest.  As of June 30, 2005, the balance of the note receivable totaled $11.1 million.  This note accrues interest at 14% per year and will mature in 2006.

In January 2005, four loans totaling $12.3 million were repaid.  These loans accrued interest annually at a rate of 16%.  Included in these repayments were $1.7 million of prepayment penalties, which are included in “Interest and other income” in our consolidated statements of operations.

7.             Notes Payable

The following is a summary of our indebtedness:

(in millions)

	June 30, 2005	December 31, 2004
Unsecured line of credit and short-term borrowings	$77.0	$56.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	49.9	49.9
$75.0 million 7.16% Notes, due 2006	74.8	74.8
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	53.0	—
$150.0 million 5.98% Notes, due 2007	149.7	149.6
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.6	149.5
$200.0 million 5.93% Notes, due 2012	199.3	199.3
$200.0 million 5.45% Notes, due 2013	199.0	198.9
$250.0 million 5.08% Notes, due 2015	248.4	—
	1,623.4	1,321.7
Medium-term unsecured notes
$25.0 million 3.59% Notes, due 2005	25.5	—
$25.0 million 3.91% Notes, due 2006	25.7	—
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	27.5	—
$10.0 million 4.90% Notes, due 2010	11.6	—
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	39.9	—
	159.7	29.5
Total unsecured notes	1,860.1	1,407.2

Secured notes
3.61% - 8.50% Conventional Mortgage Notes, due 2005 - 2013	575.5	71.7
3.25% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	97.1	97.5
	672.6	169.2
Total notes payable	$2,532.7	$1,576.4

As a result of the Summit merger, we assumed $488.4 million in conventional mortgage loans with effective interest rates ranging from 3.61% to 5.07% per year.  We also assumed $50 million in senior unsecured notes payable issued by Summit in 1997, which are due in August 2007, with an effective interest rate of 4.30%, payable quarterly, and $120 million in medium term notes, with effective interest rates ranging from 3.59% to 4.99%.

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

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available.  At June 30, 2005, we had outstanding letters of credit totaling $27.0 million, and had $496.0 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of June 30, 2005, there were $9.0 million of letters of credit outstanding under this facility.

During the first quarter of 2005, we borrowed $512.0 million to fund the cash portion of the merger consideration and payment of estimated fees and other expenses related to the merger.  These borrowings were financed under a $500 million senior unsecured bridge facility and our $600 million unsecured line of credit.  The bridge facility had a term of 364 days from funding and an interest rate of LIBOR plus 80 basis points, which was subject to certain conditions. Certain of our subsidiaries had guaranteed any outstanding obligation under the bridge facility.  We repaid all outstanding borrowings on the $500 million senior unsecured bridge facility and terminated the facility during the first quarter.

In connection with the merger, we assumed Summit’s interest rate swap agreement with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued.  Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) Summit agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty had agreed to pay Summit the interest on the same notional amount at the fixed rate of the underlying debt obligation.  The swap was designated as a fair value hedge of the underlying fixed rate debt obligation and was recorded in “Other assets” in the allocation of the purchase price discussed in Note 1.

In March 2005, we terminated the interest rate swap and received $0.6 million from the counterparty.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we are recording the $0.6 million as a reduction of interest expense over the period beginning from the termination date through the maturity date of the underlying debt obligation of August 15, 2007.

In June 2005, we issued from our $1.1 billion shelf registration an aggregate principal amount of $250 million 5% ten-year senior unsecured notes maturing on June 15, 2015.  Interest on the notes is payable on June 15 and December 15 commencing December 15, 2015.  We may redeem these notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision.  The notes are a direct, senior unsecured obligation and rank equally with all other unsecured and unsubordinated indebtedness.  The proceeds received from the sale of the notes were $246.8 million, net of issuance costs, and were used to reduce amounts outstanding under our unsecured line of credit.

At June 30, 2005, $285.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At June 30, 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.8%.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.3 years.  Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at June 30, 2005, are as follows:

(in millions)

Year	Amount	Weighted Average Interest Rate
2005	$40.5	3.60%
2006	246.5	6.96
2007	233.0	5.66
2008	277.7	4.47
2009	198.2	5.00
2010 and thereafter	1,536.8	5.43
Total	$2,532.7	5.41%

8.             Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)

	Six Months Ended June 30,
	2005	2004
Increase in assets:
Accounts receivable - affiliates	$(1,809)	$(42)
Other assets, net	(12,369)	(5,002)

Increase (decrease) in liabilities:
Accounts payable	7,740	5,171
Accrued real estate taxes	(120)	(5,472)
Accrued expenses and other liabilities	19,211	588
Net change in operating accounts	$12,653	$(4,757)

9.                                      Preferred Units

Camden Operating, L.P., one of our operating partnerships, had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of June 30, 2005.  Distributions on the preferred units are payable quarterly in arrears.  The Series B preferred units are redeemable beginning in 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions.  The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt.  Distributions on the Series B preferred units totaled $1.8 million for the three months and $3.5 million for the six months ended June 30, 2005 and 2004, respectively.

Additionally, Camden Operating, L.P. had issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. During the third quarter of 2004, we redeemed 1.4 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $35.5 million, plus accrued and unpaid distributions at which time we expensed the issuance cost associated with these units.   In January 2005, we redeemed the remaining 0.7 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $17.5 million, plus accrued and unpaid distributions.  In connection with the issuance of these Series C preferred units, we incurred $0.4 million in issuance costs which had been recorded as a reduction to minority interests.  These issuance costs were expensed in January 2005 in connection with the redemption of the Series C preferred units.  There were no distributions on Series C preferred units during the three months ended June 30, 2005.  There were $1.1 million distributions for the three months ended June 30, 2004, and $28,000 and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

10.          Related Party Transactions

We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.7 million and $1.2 million for the three and six months ended June 30, 2005, respectively, as compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2004, respectively.

In 1999 and 2000, our Board of Trust Managers approved a plan that permitted six of our then current senior executive officers to complete the purchase of $23.0 million of our common shares in open market transactions.  The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third-party lender.  To facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender.  Simultaneously, we entered into a reimbursement agreement with the executives, should any amounts ever be paid by us pursuant to the terms of the guaranty agreement.  The reimbursement agreements required the executives to pay interest from the date any amounts are paid by us until repayment by the officer.  As of June 30, 2005, none of these unsecured full recourse loans were outstanding, and the obligations under the related guaranty and reimbursement agreements have terminated.  We did not have to perform under the guaranty agreements.

In conjunction with our merger with Summit, we acquired employee notes receivable from nine current and former employees of Summit totaling $3.9 million.  Subsequent to the merger, five employees repaid their loans totaling $1.8 million.  At June 30, 2005, the notes receivable had an outstanding balance of $2.1 million.  As of August 2, 2005, the employee notes receivable were 100% secured by Camden common shares.

11.          Commitments and Contingencies

Construction Contracts.  As of June 30, 2005, we were obligated for approximately $225.6 million of additional expenditures on our ten wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

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

The memorandum of understanding contemplates that the parties will enter into a settlement agreement.  The memorandum is and the settlement will be subject to the customary conditions including, final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses,  Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In mid-2003, litigation with Bovis was temporarily stayed pending mediation.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  Mediation with Bovis ended unsuccessfully in November 2003.  The litigation is proceeding in the Miami-Dade Circuit Court.  As the current owner of Summit Brickell, which property is subject to the claim of lien, the Camden Summit Partnership is vigorously defending against these claims of lien and related litigation.  As a result of several items claimed by Bovis in its amended claim of lien, the Camden Summit Partnership is asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties.  In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc. and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, the Camden Summit Partnership and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost.  All of these claims have been voluntarily dismissed.  In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims that Summit misappropriated its identity by filing eviction actions in its name.  We assumed Summit’s obligations as part of the merger.  On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by the Camden Summit Partnership to Bovis.  By paying the $1.3 million, we in no way release our claims against Bovis for construction–related defects or any of Bovis’ warranty obligations related to the Summit Brickell property.  We continue to believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

Lease commitments.  At June 30, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2005 compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2004.  Minimum annual rental commitments for the remaining six months of 2005 are $1.1 million, and for the years ending December 31, 2006 through 2009 are $2.0 million, $1.9 million, $1.3 million, and $0.4 million, respectively, and $4.1 million in the aggregate thereafter.

Employment agreements.  At June 30, 2005, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2006.  Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals.  The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control.  In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control.  In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

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

We have entered into a separation agreement with each of Messrs. McGuire and Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit and a wholly owned subsidiary of Camden, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of June 30, 2005, we had accrued $3.2 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was $0.1 million for the six months ended June 30, 2005.  We have not made any contributions as of June 30, 2005, nor do we expect to make any contributions for the remainder of 2005.

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

Business

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993.  We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  We owned interests in, operated or were developing 202 multifamily properties containing 69,853 apartment homes located in thirteen states.  We had 3,861 apartment homes under development at eleven of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.  We had one property containing 431 apartment homes which was designated as held for sale.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of June 30, 2005, we had operating properties in 22 markets.  No one market contributed more than 11% of our net operating income for the quarter then ended.  For the quarter ended June 30, 2005, D.C. Metro, Dallas and Tampa contributed 10.1%, 9.0% and 8.7%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at June 30, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.3 million.

Approximately 24% of our multifamily apartment units at June 30, 2005 were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of June 30, 2005, we held 91.7% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.3% of the common limited partnership units are primarily held by former officers, directors and investors of Summit.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	June 30, 2005		December 31, 2004
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Las Vegas, Nevada (a) (c)	9,193	32	9,625	33
Dallas, Texas (c)	8,359	23	8,359	23
Houston, Texas (c)	6,810	15	6,810	15
Tampa, Florida	5,635	12	6,089	13
Charlotte, North Carolina (b)	4,793	19	1,659	6
Atlanta, Georgia	3,633	11	—	—
D.C. Metro	2,882	9	—	—
Raleigh, North Carolina (b)	2,631	7	—	—
Denver, Colorado (a)	2,529	8	2,529	8
Orlando, Florida	2,522	6	2,252	5
Southeast Florida	2,520	7	—	—
Phoenix, Arizona (c)	2,433	8	2,433	8
Los Angeles/Orange County, California (c)	2,191	5	2,191	5
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	2,289	6	1,937	5
Total Operating Properties	65,992	191	51,456	144
Properties Under Development
D.C. Metro	1,996	5	464	1
Raleigh, North Carolina	484	1	—	—
Orlando, Florida	366	1	366	1
San Diego/Inland Empire, California	350	1	—	—
Dallas, Texas	284	1	284	1
Houston, Texas	236	1	—	—
Charlotte, North Carolina	145	1	—	—
Total Properties Under Development	3,861	11	1,114	3
Total Properties	69,853	202	52,570	147

Less: Joint Venture Properties (a) (b) (c)	10,248	34	5,011	18

Total Properties Owned 100%	59,605	168	47,559	129

(a)       Includes properties held in joint ventures as follows: one property with 320 apartment homes in Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor, 16 properties with 4,227 apartment homes in Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor, and one property with 464 units currently under development and in lease-up in Virginia in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor.

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

Development and Lease-Up Properties

At June 30, 2005, we had eleven properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 6/30/05	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Farmers Market II Dallas, TX	284	$31.7	$28.1	3Q05	1Q06
Camden Lago Vista Orlando, FL	366	34.8	31.4	3Q05	1Q06
Under Construction
Camden Dilworth Charlotte, NC	145	18.0	7.5	2Q06	3Q06
Camden Fairfax Corner Fairfax, VA	488	82.0	59.7	3Q06	1Q07
Camden Clearbrook Frederick, MD	297	45.0	17.4	3Q06	1Q07
Camden Royal Oaks Houston, TX	236	22.0	3.1	3Q06	2Q07
Camden Manor Park Raleigh, NC	484	52.0	32.1	4Q06	3Q07
Camden Old Creek San Marcos, CA	350	98.0	42.8	1Q07	3Q07
Camden Monument Place Fairfax, VA	368	64.0	19.9	2Q07	1Q08
Camden Potomac Yards Arlington County, VA	379	110.0	23.5	3Q07	2Q08

Total	3,397	$557.5	$265.5

In Lease-Up – Joint Venture
Camden Westwind Ashburn, VA	464	$69.1	$56.5	1Q06	4Q06

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

At June 30, 2005, 9.1 acres of undeveloped land held in Dallas was classified as land held for sale of which 6.7 acres were classified as land held for sale during the second quarter of 2005.  In connection with our decision to dispose of a 2.4 acre tract, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.

Our consolidated balance sheet at June 30, 2005 included $368.0 million related to wholly-owned properties under development. Of this amount, $234.1 million relates to our ten projects currently under development. Additionally, at June 30, 2005, we had $133.9 million invested in land held for future development.  Included in this amount is $71.8 million related to projects we expect to begin constructing in 2005.  We also had $30.6 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects.  Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to the acquisition of Summit in the first quarter of 2005, as well as property developments, dispositions,  and the performance of the stabilized properties in the portfolio.  Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period.  For the six months ended June 30, 2005, actual results for Summit properties acquired are included in the results of operations only for the period subsequent to the effective date of the merger.  Selected weighted averages for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Average monthly property revenue per apartment home	$833	$744	$809	$746
Annualized total property expenses per apartment home	$3,872	$3,691	$3,835	$3,633
Weighted average number of operating apartment homes owned 100%	55,800	45,575	52,867	45,524

Weighted average occupancy, total operating properties owned 100%	94.7%	93.8%	94.0%	94.2%

Comparison of the Quarters Ended June 30, 2005 and June 30, 2004

Income (loss) from continuing operations decreased $7.1 million, from $6.9 million to $(0.3) million for the quarters ended June 30, 2004 and 2005, respectively. The decrease in income (loss) from continuing operations was primarily due to higher depreciation and amortization of intangible assets and increased interest expense as a result of our merger with Summit.  These increases in expense were partially offset by increases in net operating income primarily due to properties acquired in the Summit merger.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $25.8 million, or 43.3%, from $59.7 million to $85.5 million for the quarters ended June 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the footnotes to our consolidated financial statements.

The following table presents the components of net operating income for the three months ended June 30, 2005 and 2004:

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/05	2005	2004	$	%

Property revenues
Camden same store communities	39,887	$88,831	$86,258	$2,573	3.0%
Summit same store communities	11,083	34,009	—	34,009	100.0
Camden non-same store communities	2,102	6,448	5,067	1,381	27.3
Summit non-same store communities	2,705	8,763	—	8,763	100.0
Development and lease-up communities	3,397	354	—	354	100.0
Dispositions/other	—	1,102	10,411	(9,309)	(89.4)
Total property revenues	59,174	139,507	101,736	37,771	37.1

Property expenses
Camden same store communities	39,887	36,154	35,954	200	0.6
Summit same store communities	11,083	11,557	—	11,557	100.0
Camden non-same store communities	2,102	2,479	2,194	285	13.0
Summit non-same store communities	2,705	3,523	—	3,523	100.0
Development and lease-up communities	3,397	150	—	150	100.0
Dispositions/other	—	152	3,912	(3,760)	(96.1)
Total property expenses	59,174	54,015	42,060	11,955	28.4

Property net operating income
Camden same store communities	39,887	52,677	50,304	2,373	4.7
Summit same store communities	11,083	22,452	—	22,452	100.0
Camden non-same store communities	2,102	3,969	2,873	1,096	38.1
Summit non-same store communities	2,705	5,240	—	5,240	100.0
Development and lease-up communities	3,397	204	—	204	100.0
Dispositions/other	—	950	6,499	(5,549)	(85.4)
Total property net operating income	59,174	$85,492	$59,676	$25,816	43.3%

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

Total property revenues for the quarter ended June 30, 2005 increased $37.8 million over 2004, and increased from $744 to $833 on a per apartment home per month basis.  Total property revenues from our same store properties increased 3.0%, from $86.3 million for the second quarter of 2004 to $88.8 million for the second quarter of 2005, which represents an increase of $22 on a per apartment home per month basis.   For same store properties, rental rates on a per apartment home per month basis increased $14 from the second quarter of 2004 to the second quarter of 2005 and vacancy loss decreased $13 on a per apartment home per month basis over the same period.  These increases in revenues were partially offset by decreases in other rental income which decreased $6 per apartment home per month.  Total property revenues from Summit same store properties were $34.0 million for the second quarter of 2005, or $1,023 on a per apartment home per month basis.

Property revenues from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $5.1 million for the second quarter of 2004 to $15.6 million for the second quarter of 2005 due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property revenues on a per apartment home per month basis were $1,074 and $1,021 for the quarters ended June 30, 2005 and 2004, respectively.  Property revenues from disposition properties decreased $9.3 million from the second quarter of 2004.  Disposition properties relate to 12 properties contributed to 12 individual joint ventures during March 2005.  As we have continuing involvement in theses communities, the operations from these communities continue to be included in continuing operations.

Total property expenses for the quarter ended June 30, 2005 increased $12.0 million, or 28.4%, as compared to the same period in 2004, and increased from $3,691 to $3,872 on an annualized per apartment home basis.  Total property expenses from our same store properties increased 0.6%, from $36.0 million for the second quarter of 2004 to $36.2 million for the second quarter of 2005, which represents an increase of $20 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in salary and benefit expense and utility expense, of $50 and $31 on an annualized per apartment home basis, respectively.  These increases in same store property expenses were partially offset by decreases in repairs and maintenance expense, property insurance expense and real estate tax expense of $18, $19, and $18 on an annualized per apartment home basis, respectively.  Property expenses from Summit’s same store properties were $11.6 million for the second quarter of 2005, or $4,171 on an annualized per apartment home basis.

Property expenses from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $2.2 million for the second quarter of 2004 to $6.2 million for the second quarter of 2005, due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property expenses on an annualized per apartment home basis were $5,095 and $5,306 for the quarters ended June 30, 2005 and 2004, respectively.  Property expenses from disposition properties decreased $3.8 million, from the second quarter of 2004.

Fee and asset management income for the quarter ended June 30, 2005 decreased $0.7 million from the same quarter ended 2004.  This decrease was primarily due to decreases in construction and development fees earned on third party projects, partially offset by management fees earned from joint ventures.

Interest and other income for the quarter ended June 30, 2005 decreased $0.5 million from the same quarter ended 2004.  This decrease was primarily attributable to decreases in interest income from our mezzanine financing program primarily due to a decline in notes receivable resulting from repayments.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.7 million for the quarter ended June 30, 2004 to $3.9 million for the quarter ended June 30, 2005.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as expenses associated with regional offices acquired in the Summit merger.

Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, was $1.0 million for the quarters ended June 30, 2004 and June 30, 2005, respectively.

General and administrative expenses increased 58.4% from $4.1 million to $6.6 million, and increased as a percent of revenues from 3.9% to 4.6% for the quarters ended June 30, 2004 and 2005, respectively.  The increase was primarily due to increases in salary and benefit expenses, including those related to the addition of internal audit and information technology personnel, personnel associated with the Summit merger, consulting costs and public company related expenses.

During the second quarter of 2005, we incurred transaction compensation and merger expenses of $0.3 million, which primarily related to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $9.3 million, or 48.4%, from $19.3 million for the quarter ended June 30, 2004 to $28.6 million for the quarter ended June 30, 2005.   The overall increase in interest expense was due to higher average debt balances due to $881.1 million in notes and mortgages payable acquired in the merger with Summit and debt incurred to fund our development pipeline.  Interest capitalized increased to $4.5 million from $2.1 million for the quarters ended June 30, 2005 and 2004, respectively, due to higher average balances in our development pipeline primarily as a result of development properties acquired in our merger with Summit.

Depreciation and amortization increased from $25.7 million for the second quarter of 2004 to $45.6 million for the second quarter of 2005. This increase was due primarily to additional amortization of $9.5 million recorded during the three months ended June 30, 2005 related to in-place leases acquired in connection with the merger with Summit, additional depreciation on assets acquired, new development and capital improvements placed in service and issuance of new debt during the past year.

Distributions on units convertible into perpetual preferred shares decreased from $2.8 million for the second quarter of 2004 to $1.8 million for the second quarter of 2005, as a result of the redemption of $53 million Series C preferred units in September 2004 and January 2005.

Comparison of the Six Months Ended June 30, 2005 and June 30, 2004

Income from continuing operations increased $134.5 million, from $16.7 million to $151.1 million, for the six months ended June 30, 2004 and 2005, respectively. The increase in income from continuing operations was due to many factors, which included, but were not limited to, gains on sale of properties, including land, the contribution of the operating properties acquired in the merger with Summit, a gain on the sale of a technology investment and increased occupancy at our development communities. These increases were partially offset by the impact of our property dispositions, higher depreciation and amortization expense, transaction compensation and merger expenses, and property expenses.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $34.3 million, or 28.4%, from $120.9 million to $155.3 million for the six months ended June 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the footnotes to our consolidated financial statements.

The following table presents the components of net operating income for the six months ended June 30, 2005 and 2004:

($ in thousands)

	Apartment Homes	Six Months Ended June 30,		Change
	at 6/30/05	2005	2004	$	%

Property revenues
Camden same store communities	39,887	$175,832	$172,864	$2,968	1.7%
Summit same store communities	11,083	45,091	—	45,091	100.0
Camden non-same store communities	2,102	13,416	10,072	3,344	33.2
Summit non-same store communities	2,705	11,529	—	11,529	100.0
Development and lease-up communities	3,397	402	—	402	100.0
Dispositions/other	—	10,378	20,697	(10,319)	(49.9)
Total property revenues	59,174	256,648	203,633	53,015	26.0

Property expenses
Camden same store communities	39,887	72,176	70,807	1,369	1.9
Summit same store communities	11,083	15,367	—	15,367	100.0
Camden non-same store communities	2,102	5,085	4,202	883	21.0
Summit non-same store communities	2,705	4,732	—	4,732	100.0
Development and lease-up communities	3,397	169	—	169	100.0
Dispositions/other	—	3,837	7,686	(3,849)	(50.1)
Total property expenses	59,174	101,366	82,695	18,671	22.6

Property net operating income
Camden same store communities	39,887	103,656	102,057	1,599	1.6
Summit same store communities	11,083	29,724	—	29,724	100.0
Camden non-same store communities	2,102	8,331	5,870	2,461	41.9
Summit non-same store communities	2,705	6,797	—	6,797	100.0
Development and lease-up communities	3,397	233	—	233	100.0
Dispositions/other	—	6,541	13,011	(6,470)	(49.7)
Total property net operating income	59,174	$155,282	$120,938	$34,344	28.4%

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

Total property revenues for the six months ended June 30, 2005 increased $53.0 million over the six months ended June 30, 2004, and increased from $746 to $809 on a per apartment home per month basis.  Total property revenues from our same store properties increased 1.7%, from $172.9 million for the six months ended June 30, 2004 to $175.8 million for the six months ended June 30, 2005, which represents an increase of $12 on a per apartment home per month basis.   For same store properties, rental rates on a per apartment home per month basis increased $14 from the six months ended June 30, 2004 to the six months ended June 30, 2005 and vacancy loss decreased $6 per apartment home over the same period.  These increases in revenues were partially offset by decreases in other rental income, which decreased $6 per apartment home per month.  Total property revenues from Summit same store properties were $45.1 million for the six months ended June 30, 2005, or $1,017 on a per apartment home per month basis.

Property revenues from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $10.1 million for the six months ended June 30, 2004 to $25.3 million for the six months ended June 30, 2005 due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property revenues on a per apartment home per month basis were $1,089 and $1,046 for the six months ended June 30, 2005 and 2004, respectively.  Property revenues from disposition properties during the six months ended June 30, 2005 decreased $10.3 million as compared to the six months ended June 30, 2004.  Disposition properties relate to 12 properties contributed to 12 individual joint ventures during March 2005.  As we have continuing involvement in theses communities, the operations from these communities continues to be included in continuing operations.

Total property expenses for the six months ended June 30, 2005 increased $18.7 million, or 22.6%, as compared to the same period in 2004, and increased from $3,633 to $3,835 on an annualized per apartment home basis.  Total property expenses from our same store properties increased 1.9%, from $70.8 million for the six months ended June 30, 2004 to $72.2 million for the six months ended June 30, 2005, which represents an increase of $69 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in salary and benefit expense and utility expense of $74 and $31 on an annualized per apartment home basis, respectively.  These increases in same store property expenses were partially offset by decreases in property insurance expense and repairs and maintenance expense of $28 and $19 on an annualized per apartment home basis, respectively.  Property expenses from Summit’s same store properties were $15.4 million for the second quarter of 2005, or $4,159 on an annualized per apartment home basis.

Property expenses from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $4.2 million for the six months ended June 30, 2004 to $10.0 million for the six months ended June 30, 2005, due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property expenses on an annualized per apartment home basis were $5,150 and $5,236 for the six months ended June 30, 2005 and 2004, respectively.  Property expenses from disposition properties decreased $3.8 million, as compared to the six months ended June 30, 2004.

Fee and asset management income for the six months ended June 30, 2005 increased $4.5 from the six months ended June 30, 2004.  This increase was primarily due to fees earned on services provided to our joint ventures, as well as fees earned from our mezzanine financing program offset by declines in third party construction fees.

Income from the sale of technology investments totaled $24.2 million for the six months ended June 30, 2005, compared to $0.9 million for the same period in 2004.  Income from the sale of technology investments for 2005 relates to a gain recognized on the sale of our investment in Rent.com, which was acquired by Ebay in the first quarter of 2005.

Interest and other income for the six months ended June 30, 2005 decreased $0.7 million from the same period in 2004.  This decrease was primarily attributable to proceeds received in 2004 from an insurance settlement for lost rents of $1.8 million, partially offset by increases in interest income from our mezzanine financing program primarily from pre-payment penalties we received on notes receivable repaid during the first quarter of 2005.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $5.6 million for the six months ended June 30, 2004 to $7.1 million for the six months ended June 30, 2005.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with regional offices acquired in with the Summit merger.

Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $2.0 million for the six months ended June 30, 2004 to $3.0 million for the six months ended June 30, 2005.  This increase was primarily due to warranty expense and repair expense on third party projects.

General and administrative expenses increased 42.1% from $8.3 million to $11.8 million, and increased as a percent of revenues from 3.9% to 4.0% for the six months ended June 30, 2004 and 2005, respectively.  The increase was primarily due to increases in salary and benefit expenses, including expenses related to the addition of internal audit and information technology personnel, consulting costs and public company related expenses.

During the six months ended June 30, 2005, we incurred transaction compensation and merger expenses of $14.1 million.  Merger costs primarily related to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $11.7 million, or 28.9%, from $40.4 million for the quarter ended June 30, 2004 to $52.1 million for the quarter ended June 30, 2005.   The overall increase in interest expense was due to higher average debt balances due to $881.1 million in notes and mortgages payable acquired in the merger with Summit.  Interest capitalized increased to $7.6 million from $4.7 million for the six months ended June 30, 2005 and 2004, respectively, due to higher average balances in our development pipeline primarily as a result of development properties acquired in our merger with Summit.

Depreciation and amortization increased from $51.5 million for the six months ended June 30, 2004 to $78.7 million for the six months ended June 30, 2005. This increase was due primarily to additional amortization of $12.7 million during the six months ended June 30, 2005 related to in-place leases acquired in connection with the merger with Summit, additional depreciation on assets acquired, new development and capital improvements placed in service and issuance of new debt during the past year.

Gain on sale of properties for the six months ended June 30, 2005 included a gain of $132.1 million from the contribution of assets to 12 joint ventures. Gain on sale of properties for the six months ended June 30, 2004 included a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston.

The $1.1 million impairment loss on land held for sale in 2004 related to 2.4 acres of undeveloped land located in Dallas, which was classified as held for sale.

Distributions on units convertible into perpetual preferred shares decreased from $5.7 million for the six months ended June 30, 2004 to $3.5 million for the six months ended June 30, 2005, as a result of the redemption of $53 million Series C preferred units in September 2004 and January 2005.  Original issuance costs of $0.4 million were expensed in connection with the redemption of $17.5 million of the Series C preferred units in 2005.

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

Our interest expense coverage ratio, net of capitalized interest, was 2.7 and 3.0 times for the three months ended June 30, 2005 and 2004, respectively and 3.0 and 2.9 for the six months ended June 30, 2005 and 2004, respectively.  At June 30, 2005 and 2004, 76.4% and 85.3%, respectively, of our properties (based on invested capital) were unencumbered.  Our weighted average maturity of debt, excluding our line of credit, was 6.3 years and 7.2 years at June 30, 2005 and 2004, respectively.  Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations.

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

In March 2005, we formed 12 individual joint ventures and transferred to the ventures 12 multifamily properties containing 4,034 apartment homes for approximately $398 million.  We retained a 20% minority interest in the ventures and continue to provide property management services for the properties transferred to the ventures for a fee.  We used the proceeds from this transaction to pay down all outstanding balances under the bridge loan facility.  See further discussion of our merger with Summit, including the issuance of common equity in connection with the merger, in the “Business” section.

We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets.   During the six months ended June 30, 2005, we incurred $72.1 million in development costs and no individual property acquisition costs.  At June 30, 2005, we had ten wholly-owned properties under construction at a projected aggregate cost of approximately $557.5 million, $265.5 million of which had been incurred through June 30, 2005.  At June 30, 2005, we were obligated for approximately $225.6 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit).  We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

Net cash provided by operating activities totaled $99.0 million for the six months ended June 30, 2005, an increase of $29.6 million, or 42.7%, from the same period in 2004. The increase in operating cash flow was primarily due to a $34.3 million increase in net operating income partially offset by an $11.7 million increase in interest expense.  See Note 8 to our consolidated financial statements that details the net change in our operating accounts.

Net cash used in investing activities totaled $77.2 million for the six months ended June 30, 2005 compared to $62.7 million for the same period in 2004. For the six months ended June 30, 2005, net cash used in investing activities included cash consideration paid in connection with the merger with Summit of $458.1 million, including merger related liabilities of $49.9 million, investment in a joint venture of $26.2 million and expenditures for property development and capital improvements of $72.1 million and $17.4 million, respectively.   These expenditures were offset by $395.5 million in net proceeds received from the contribution of assets to 12 joint ventures, $95.8 million in net proceeds from the sale of discontinued operations during 2005, proceeds from the sale of a technology investment of $24.6 million and the cash held by Summit at effective date of the merger of $16.7 million.  For the six months ended June 30, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $47.9 million and $12.2 million, respectively.  Additionally, fundings of notes receivable were $6.9 million for the six months ended June 30, 2004.

Net cash provided by financing activities totaled $17.6 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $8.1 million for the six months ended June 30, 2004.  During the six months ended June 30, 2005, we paid distributions totaling $69.9 million to holders of common and preferred equity.  Our line of credit and notes payable increased $21.0 million and $248.4 million, respectively, for the six months ended June 30, 2005.  These increases in notes payable were used to repay $188.5 million in Summit notes payable and $6.0 million in other notes payable, redeem $17.5 million in preferred units, and fund development activities and capital improvements.  Also, we paid $6.4 million of deferred financing costs in 2005.  During the six months ended June 30, 2004, we paid distributions totaling $61.9 million to holders of common and preferred equity. The outstanding balance under our line of credit increased $284.0 million for the six months ended June 30, 2004, primarily from the repayment of $232.4 million in notes payable, and the funding of development activities and capital improvements.  Cash received from option exercises totaled $4.9 million during the first six months of 2004.

In June 2005, we announced that our Board of Trust Managers had declared a dividend distribution of $0.635 per share to holders of record as of June 30, 2005 of our common shares.  The dividend was subsequently paid on July 15, 2005.  We paid equivalent amounts per unit to holders of the common operating partnership units.  This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2005:

(in millions)

	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$2,532.7	$40.5	$246.5	$233.0	$277.7	$198.2	$1,536.8
Non-cancelable operating lease payments	10.8	1.1	2.0	1.9	1.3	0.4	4.1
Construction contracts	225.6	119.6	105.1	0.9	—	—	—
	$2,769.1	$161.2	$353.6	$235.8	$279.0	$198.6	$1,540.9

The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Financial Flexibility

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lower our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us.  At June 30, 2005 we had outstanding letters of credit totaling $27.0 million, and had $496.0 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of June 30, 2005, there were $9.0 million of letters of credit outstanding under this facility.

As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

In June 2005, we issued from our $1.1 billion shelf registration an aggregate principal amount of $250 million 5% ten-year senior unsecured notes maturing on June 15, 2015.  Interest on the notes is payable on June 15 and December 15 commencing December 15, 2015.  We may redeem these notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision.  The notes are a direct, senior unsecured obligation and rank equally with all other unsecured and unsubordinated indebtedness.  The proceeds received from the sale of the notes were $246.8 million, net of issuance costs, and were used to reduce amounts outstanding under our unsecured line of credit.

At June 30, 2005, $285.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At June 30, 2005, our floating rate debt totaled $174.3 million and had a weighted average interest rate of 3.8%.

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

A reconciliation of net income to diluted FFO for the three and six months ended June 30, 2005 and 2004 follows:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Funds from operations:
Net income	$21,852	$7,654	$188,516	$17,042
Real estate depreciation, including discontinued operations	45,005	26,126	77,463	52,246
Adjustments for unconsolidated joint ventures	1,297	525	1,965	1,047
Gain on sale of properties, including discontinued operations	(21,724)	—	(168,221)	—
Income allocated to common units, including discontinued operations	581	769	1,726	1,525
Funds from operations – diluted	$47,011	$35,074	$101,449	$71,860

Weighted average shares - basic	53,873	40,291	49,909	40,161
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	434	1,567	435	1,560
Common units	4,100	2,437	3,572	2,439
Weighted average shares – diluted	58,407	44,295	53,916	44,160

Inflation

We lease apartments under lease terms generally ranging from 6 to 13 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies.”  The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  The more significant of these policies relate to the acquisition of assets, cost capitalization and asset impairment, which are discussed in the “Business” section under “Property Update,” and income recognition, capital expenditures and notes receivable, which are discussed below.

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

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 was effective with reporting periods beginning after March 3, 2005.  The adoption of FSP FIN 46R-5 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date.  General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of EITF Issue No. 04-05 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.           Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There has been no change to our internal control over financial reporting during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

For further discussion regarding legal proceedings, see Note 11 to the Consolidated Financial Statements.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 6, 2005.

The shareholders elected all ten of the nominees for Trust Manager by the following vote:

	Affirmative	Negative	Abstentions	Broker Non-Voters
Richard J. Campo	34,057,885	—	12,803,407	—
D. Keith Oden	33,028,819	—	13,832,473	—
F. Gardner Parker	45,662,916	—	1,198,377	—
William R. Cooper	45,171,367	—	1,689,926	—
William B. McGuire, Jr.	32,281,743	—	14,579,549	—
William F. Paulsen	32,249,540	—	14,611,752	—
Scott S. Ingraham	32,048,935	—	14,812,357	—
Steven A. Webster	32,772,036	—	14,089,257	—
Lewis A. Levey	42,451,790	—	4,409,503	—
George A. Hrdlicka	45,456,722	—	1,404,571	—

Item 5.        Other Information

None

Item 6.        Exhibits

(a)     Exhibits

31.1           Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 8, 2005.

31.2           Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 8, 2005.

32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	August 8, 2005
Dennis M. Steen Chief Financial Officer, Senior Vice President – Finance and Secretary	Date