Form 10-Q
period 2005-09-30
CAMDEN PROPERTY TRUST
filed 2005-11-04
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 1, 2005, there were 52,133,927 shares of Common Shares of Beneficial Interest, $0.01 par value outstanding.

CAMDEN PROPERTY TRUST

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets (Unaudited) as of September 30, 2005 and December 31, 2004
Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004
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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands)	2005	2004
ASSETS
Real estate assets, at cost
Land	$660,748	$399,054
Buildings and improvements	3,881,682	2,511,195
	4,542,430	2,910,249
Accumulated depreciation	(713,991)	(688,333)
Net operating real estate assets	3,828,439	2,221,916
Properties under development, including land	377,787	176,769
Investments in joint ventures	31,389	9,641
Properties held for sale	51,741	62,418
Total real estate assets	4,289,356	2,470,744

Accounts receivable – affiliates	35,313	31,380
Notes receivable
Affiliates	11,505	10,367
Other	24,865	44,547
Other assets, net	100,080	66,164
Cash and cash equivalents	1,076	2,253
Restricted cash	5,829	3,909
Total assets	$4,468,024	$2,629,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$1,903,094	$1,407,208
Secured	661,723	169,197
Accounts payable	59,248	31,904
Accrued real estate taxes	39,740	27,324
Accrued expenses and other liabilities	152,270	65,237
Distributions payable	38,933	30,412
Total liabilities	2,855,008	1,731,282

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	115,060
Common units	115,190	44,507
Other minority interests	10,425	—
Total minority interests	223,540	159,567

Shareholders’ equity
Common shares of beneficial interest	607	486
Additional paid-in capital	1,913,930	1,348,848
Distributions in excess of net income	(273,609)	(361,973)
Unearned share awards	(14,217)	(13,023)
Employee notes receivable	(2,087)	—
Treasury shares, at cost	(235,148)	(235,823)
Total shareholders’ equity	1,389,476	738,515
Total liabilities and shareholders’ equity	$4,468,024	$2,629,364

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Property revenues
Rental revenues	$129,309	$92,347	$360,761	$275,547
Other property revenues	11,899	8,562	32,769	24,880
Total property revenues	141,208	100,909	393,530	300,427
Property expenses
Property operating and maintenance	40,590	31,680	111,612	90,324
Real estate taxes	15,231	10,958	43,534	33,051
Total property expenses	55,821	42,638	155,146	123,375
Non-property income
Fee and asset management	1,789	1,962	10,929	6,639
Sale of technology investments	—	—	24,199	863
Interest and other income	1,913	1,917	6,401	7,136
Total non-property income	3,702	3,879	41,529	14,638
Other expenses
Property management	4,208	2,901	11,350	8,512
Fee and asset management	2,008	850	4,999	2,845
General and administrative	6,183	4,074	18,017	12,400
Transaction compensation and merger expenses	—	—	14,085	—
Interest	29,331	19,305	81,416	59,701
Depreciation and amortization	45,574	25,748	123,084	76,109
Amortization of deferred financing costs	855	767	2,872	2,250
Total other expenses	88,159	53,645	255,823	161,817
Income from continuing operations before gain on sale of properties, equity in income (losses) of joint ventures and minority interests	930	8,505	24,090	29,873
Gain on sale of properties, including land	—	—	132,128	1,255
Equity in income (losses) of joint ventures	(1,827)	93	(1,472)	259
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(2,664)	(5,278)	(8,350)
Original issuance costs on redeemed perpetual preferred units	—	(745)	(365)	(745)
Income allocated to common units and other minority interests	(373)	(515)	(2,099)	(1,956)
Income (loss) from continuing operations	(3,020)	4,674	147,004	20,336
Income from discontinued operations	703	1,171	3,091	3,778
Income from discontinued operations allocated to common units	—	(38)	—	(122)
Impairment loss on land held for sale	—	—	—	(1,143)
Gain on sale of discontinued operations	—	—	36,104	—
Net income (loss)	$(2,317)	$5,807	$186,199	$22,849

Earnings per share – basic
Income (loss) from continuing operations	$(0.05)	$0.11	$2.87	$0.51
Income from discontinued operations, including gain on sale	0.01	0.03	0.76	0.06
Net income (loss)	$(0.04)	$0.14	$3.63	$0.57

Earnings per share – diluted
Income (loss) from continuing operations	$(0.06)	$0.11	$2.68	$0.48
Income from discontinued operations, including gain on sale	0.01	0.03	0.71	0.06
Net income (loss)	$(0.05)	$0.14	$3.39	$0.54

Distributions declared per common share	$0.635	$0.635	$1.905	$1.905
Weighted average number of common shares outstanding	54,018	40,377	51,294	40,234
Weighted average number of common and common dilutive equivalent shares outstanding	55,671	42,574	55,494	42,381

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash flows from operating activities
Net income	$186,199	$22,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,504	80,299
Amortization of deferred financing costs	2,872	2,250
Equity in (income) losses of joint ventures	1,472	(259)
Gain on sale of properties, including land	(132,128)	(1,255)
Gain on sale of discontinued operations	(36,104)	—
Gain on sale of technology investments	(24,199)	(863)
Impairment loss on land held for sale	—	1,143
Original issuance costs of redeemed perpetual preferred units	365	745
Income allocated to common units and other minority interests, including discontinued operations	2,099	2,078
Accretion of discount on unsecured notes payable	498	466
Amortization of share-based compensation	8,518	2,535
Net change in operating accounts	27,765	8,769
Net cash provided by operating activities	161,861	118,757

Cash flows from investing activities
Cash of Summit at merger date	16,696	—
Cash consideration paid for Summit	(458,050)	—
Payment of merger related liabilities	(50,765)	—
Net proceeds from contribution of assets to joint ventures	395,521	—
Increase in investment in joint ventures	(26,191)	—
Increase in real estate assets	(201,518)	(80,483)
Net proceeds from sale of discontinued operations	127,016	—
Net proceeds from sales of properties, including land	11	3,451
Issuance of notes receivable – other	—	(12,183)
Payments received on notes receivable – other	19,694	—
Distributions from joint ventures	16,449	1,216
Proceeds from the sale of technology investments	24,606	863
Increase in non-real estate assets and other	(2,306)	(2,318)
Net cash used in investing activities	(138,837)	(89,454)

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$65,000	$287,000
Repayment of Summit secured credit facility	(188,500)	—
Proceeds from issuance of notes payable	248,423	99,841
Repayment of notes payable	(17,838)	(291,658)
Distributions to shareholders and minority interests	(109,385)	(92,957)
Redemption of perpetual preferred units	(17,500)	(35,500)
Repayment of employee notes receivable	1,825	—
Repurchase of common units	(5,580)	(181)
Net increase in accounts receivable – affiliates	(2,197)	(1,200)
Increase in notes receivable - affiliates	(1,138)	(993)
Common share options exercised	8,253	6,537
Payment of deferred financing costs	(6,968)	(1,858)
Other	1,404	774
Net cash used in financing activities	(24,201)	(30,195)
Net decrease in cash and cash equivalents	(1,177)	(892)
Cash and cash equivalents, beginning of period	2,253	3,357
Cash and cash equivalents, end of period	$1,076	$2,465

Supplemental information
Cash paid for interest, net of interest capitalized	$72,107	$58,582
Interest capitalized	12,657	6,965

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,589,680	$—
Liabilities assumed	980,747	—
Common shares issued	544,065	—
Minority interests issued	81,564	—
Value of shares issued under benefit plans, net	$11,271	$5,710

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization and Significant Accounting Policies

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

Camden Property Trust (“Camden”) is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  As of September 30, 2005, we owned interests in, operated or were developing 202 multifamily properties containing 69,830 apartment homes located in thirteen states.  We had 3,211 apartment homes under development at nine of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.  We had two properties containing 1,034 apartment homes which were designated as held for sale as of September 30, 2005.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of September 30, 2005, we had operating properties in 22 markets.  No one market contributed more than 11% of our net operating income for the quarter then ended.  For the three months ended September 30, 2005, Washington, D.C. Metro, Tampa and Dallas contributed 10.4%, 8.5% and 8.2%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at September 30, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of September 30, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

Merger with Summit Properties Inc.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  We determined the merger would allow us to lower our concentrations in Las Vegas, Houston and Dallas and increase our presence on the East coast, and accomplish this diversification strategy in a matter of months rather than what would have otherwise taken years to accomplish.  We acquired a significant portfolio of high-quality apartment properties, most of which were located in new, East coast markets such as Southeast Florida, Washington, D.C. Metro and Atlanta.  These properties complemented our existing footprint in Florida and North Carolina while further diversifying our portfolio with the addition of new markets. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

The aggregate consideration paid for the merger was as follows:

(in thousands)

Fair value of Camden common shares issued	$544,065
Fair value of Camden Summit Partnership units issued	81,564
Cash consideration paid for Summit common shares and partnership units exchanged	458,050
Total consideration	1,083,679
Fair value of liabilities assumed, including debt	980,747
Total purchase price	$2,064,426

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.5 million.

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

The allocations of the purchase price are based upon preliminary estimates and assumptions. Accordingly, these allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to the fair value estimates, which may be significant, will be recorded as further adjustments to the purchase price allocations.  Revisions to the purchase price allocations during the third quarter of 2005 included reductions of $230,000 to notes payable for a fair value of debt adjustment, increases of $308,000 to accounts payable, accrued expenses and other liabilities, and increases of $414,000 to other minority interests.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the time of merger, net of cash acquired:

(in thousands)

Land	$297,169
Buildings and improvements	1,527,221
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	29,687
Other assets, including the value of in-place leases of $31.7 million	37,417
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets acquired	2,064,426
Notes payable	880,829
Accounts payable, accrued expenses and other liabilities	93,506
Employee notes receivable	(3,882)
Other minority interests	10,294
Fair value of liabilities assumed, including debt	980,747
Total consideration	$1,083,679

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs.  Of this amount, Summit had paid $26.3 million prior to the effective time of the merger.  As of September 30, 2005, we had paid $38.0 million of these costs leaving $5.5 million remaining to be paid.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004, gives effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma financial information for the nine months ended September 30, 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining seven months. The pro forma results are based on historical data (in thousands, except per share amounts) and are not intended to be indicative of the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Total property revenues	$141,208	$141,446	$421,134	$415,380
Net income (loss) to common shareholders	(2,317)	120,160	171,431	142,926
Net income (loss) per common and common equivalent share	$(0.05)	$2.21	$2.90	$2.64

At September 30, 2005, approximately 24% of our multifamily apartment units were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of September 30, 2005, we held 91.8% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.2% of the common limited partnership units were primarily held by former officers, directors and investors of Summit.

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

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before gain on sale of properties, equity in income (losses) of joint ventures and minority interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Total property revenues	$141,208	$100,909	$393,530	$300,427
Total property expenses	55,821	42,638	155,146	123,375
Net operating income	85,387	58,271	238,384	177,052
Less other expenses:
Depreciation and amortization	45,574	25,748	123,084	76,109
Interest	29,331	19,305	81,416	59,701
Transaction compensation and merger expenses	—	—	14,085	—
General and administrative	6,183	4,074	18,017	12,400
Property management	4,208	2,901	11,350	8,512
Fee and asset management	2,008	850	4,999	2,845
Amortization of deferred financing costs	855	767	2,872	2,250
Total other expenses	88,159	53,645	255,823	161,817
Add non-property income:
Fee and asset management	1,789	1,962	10,929	6,639
Sale of technology investment	—	—	24,199	863
Interest and other income	1,913	1,917	6,401	7,136
Total non-property income	3,702	3,879	41,529	14,638
Income from continuing operations before gain on sale of properties, equity in income (losses) of joint ventures and minority interests	$930	$8,505	$24,090	$29,873

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

Carrying costs, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.  Capitalized interest was $5.0 million and $12.7 million for the three and nine months ended September 30, 2005, respectively, and $2.3 million and $7.0 million for the three and nine months ended September 30, 2004, respectively.  Capitalized real estate taxes were $0.6 million and $2.4 million for the three and nine months ended September 30, 2005, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2004, respectively.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $28.7 million and $17.2 million during the nine months ended September 30, 2005 and 2004, respectively, of renovation and improvement costs that we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

Property operating and maintenance expenses, excluding discontinued operations, included repairs and maintenance expenses totaling $9.7 million and $25.7 million for the three and nine months ended September 30, 2005, respectively, compared with $7.7 million and $21.8 million for the three and nine months ended September 30, 2004, respectively.  Costs recorded as repairs and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset.  Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

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

Stock-based Employee Compensation.  During the first nine months of 2005, we granted 254,722 shares to certain key employees and non-employee trust managers. The shares were issued based on the market value of our common shares at the date of grant and have vesting periods of up to five years. During the nine month period ended September 30, 2005, 288,409 shares became fully vested, including 124,328 shares for which vesting was accelerated in connection with the sale of a technology investment.

During the first nine months of 2005, we also granted options to purchase 200,000 common shares with an exercise price of $45.53 per share, which was equal to the market value on the date of grant.  The options become exercisable in equal increments over three years, beginning on the first anniversary of the date of grant.  During the nine month period ended September 30, 2005, previously granted options to purchase 544,829 shares became exercisable, and 276,471 options were exercised at a weighted average price of $37.08 per share.

Prior to 2003, we accounted for option grants under the intrinsic method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Beginning 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.”  As a result of our adoption of the prospective method set forth in SFAS No. 148, we recognize stock-based employee compensation when new options are awarded.  During the three and nine months ended September 30, 2005, we expensed $0.2 million and $1.0 million, respectively, compared with $0.2 million and $0.5 million during the three and nine months ended September 30, 2004, respectively, associated with awards accounted for under the fair value method.  Additionally, we recognize compensation expense on shares purchased under our Employee Share Purchase Plan (“ESPP”) for the difference in the price paid by our employees and the fair market value of our shares at the date of purchase.  We expensed $50,000 and $142,000 related to ESPP purchases during the three and nine months ended September 30, 2005, respectively.

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

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income (loss), as reported	$(2,317)	$5,807	$186,199	$22,849
Add: stock-based employee compensation expense included in reported net income	1,034	877	8,530	2,768
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,132)	(1,059)	(8,736)	(3,373)

Pro forma net income (loss)	$(2,415)	$5,625	$185,993	$22,244

Net income (loss) per share:
Basic – as reported	$(0.04)	$0.14	$3.63	$0.57
Basic – pro forma	(0.04)	0.14	3.63	0.55

Diluted – as reported	(0.05)	0.14	3.39	0.54
Diluted – pro forma	(0.05)	0.13	3.39	0.53

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

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

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

Reclassifications.  Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentations.  In our Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, we changed the classification of changes in restricted cash and changes in tenant security deposits liabilities to present such changes as an investing activity and a financing activity, respectively.  We previously presented such changes as operating activities.  In the accompanying Consolidated Statements of

Cash Flows for the nine months ended September 30, 2004, we reclassified these changes in balances to be consistent with our 2005 presentation which resulted in a $2.4 million and $0.7 million increase to investing cash flows and financing cash flows, respectively, with a corresponding $3.1 million decrease to operating cash flows, from the amounts previously reported.

2.                                      Per Share Data

Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares.  Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.  For the three months ended September 30, 2005, 0.5 million common shares issuable from the assumed conversion of common share options and awards granted and 2.4 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.  For the three and nine months ended September 30, 2004, 1.9 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share calculation
Income (loss) from continuing operations	$(3,020)	$4,674	$147,004	$20,336
Income from discontinued operations, including gain on sale	703	1,133	39,195	2,513
Net income (loss)	$(2,317)	$5,807	$186,199	$22,849

Income (loss) from continuing operations – per share	$(0.05)	$0.11	$2.87	$0.51
Income from discontinued operations, including gain on sale–per share	0.01	0.03	0.76	0.06
Net income (loss) – per share	$(0.04)	$0.14	$3.63	$0.57
Weighted average number of common shares outstanding	54,018	40,377	51,294	40,234

Diluted earnings per share calculation
Income (loss) from continuing operations	$(3,020)	$4,674	$147,004	$20,336
Income (loss) allocated to common units	(359)	8	1,968	32
Income (loss) from continuing operations, as adjusted	(3,379)	4,682	148,972	20,368
Income from discontinued operations, including gain on sale	703	1,133	39,195	2,513
Net income (loss), as adjusted	$(2,676)	$5,815	$188,167	$22,881

Income (loss) from continuing operations, as adjusted – per share	$(0.06)	$0.11	$2.68	$0.48
Income from discontinued operations, including gain on sale–per share	0.01	0.03	0.71	0.06
Net income (loss), as adjusted – per share	$(0.05)	$0.14	$3.39	$0.54

Weighted average common shares outstanding	54,018	40,377	51,294	40,234
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	1,635	455	1,585
Common units	1,653	562	3,745	562
Weighted average common shares outstanding, as adjusted	55,671	42,574	55,494	42,381

3.                                      Property Acquisitions and Dispositions

Acquisitions.  In September 2005, we acquired Camden World Gateway, a 408 apartment home community, located in Orlando, Florida, for $58.5 million.  We used proceeds from our unsecured line of credit facility to fund the purchase.  The purchase price of this property was preliminarily allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition.  The intangible assets acquired at acquisition include in-place leases of $1.1 million and above or below market leases of $0.1 million.  Tangible assets, which include land, buildings and improvements are being depreciated over their estimated useful lives, which range from 5 to 35 years.  Intangible assets, which include the value of in place leases and above or below market leases, are being amortized over 10 months, which is the estimated average remaining life of in-place leases at time of acquisition.

Subsequent to September 30, 2005, we acquired Camden Gaines Ranch, a 390 apartment home community, located in Austin, Texas, for $43.0 million.

Dispositions.  The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of communities including impairment loss, if any, is presented in discontinued operations when recognized.  Communities sold or held for sale which were owned through one of our operating partnerships have been allocated their portion of income related to common unitholders.

During the first nine months of 2005, we sold three operating properties, the first property, located in Las Vegas, Nevada, with 432 apartment homes, the second property, located in Tampa, Florida, with 454 apartment homes, and the third property, located in Atlanta, Georgia, with 431 apartment homes.  As of September 30, 2005, we have two properties, one of which is located in Tampa, Florida, and the other of which is located in Dallas, Texas, totaling 1,034 apartment homes, designated as held for sale.

At September 30, 2005, we had 4.5 acres of undeveloped land held in Dallas classified as land held for sale.  Costs associated with these acres were reclassified to discontinued operations.  In connection with our decision to dispose of a 2.4 acre tract, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.

The operating results of the properties designated as held for sale as of September 30, 2005, the three properties sold in 2005, as well as one property sold in 2004, which are included in discontinued operations for the three and nine months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Property revenues	$2,410	$5,073	$9,871	$15,052
Property expenses	1,474	2,502	5,360	7,084
Net operating income	936	2,571	4,511	7,968
Depreciation and amortization	233	1,400	1,420	4,190
Income from discontinued operations	$703	$1,171	$3,091	$3,778

In March 2005, we sold 12 apartment communities containing 4,034 apartment homes to 12 individual joint ventures for approximately $398 million.  We obtained a 20% ownership interest in the ventures, with an approximate value of $26.2 million.  In accordance with SFAS No. 144, “Disposal of Long Lived Assets,” the operations of these communities have not been reclassified to discontinued operations due to our continuing involvement in the operations of these communities.  In connection with this transaction, we recorded a gain of $165.1 million of which $132.1 million was recognized as a gain during the first quarter of 2005.  The remaining

$33.0 million was recorded as a deferred gain of which $0.3 million and $0.7 million was recognized in equity earnings during the three and nine months ended September 30, 2005, respectively.

4.                                      Investments in Joint Ventures

In December 2003, we contributed undeveloped land located in Ashburn, Virginia to a joint venture in return for a 20% interest in the joint venture, totaling $1.5 million and approximately $12.7 million in cash.  The remaining 80% interest is owned by an unrelated third party, which contributed $5.8 million to the joint venture.  The joint venture is developing a 464 apartment home community at a total estimated cost of $69.1 million.  Concurrently with this transaction, we provided a $9.0 million mezzanine loan to the joint venture, which had a balance of $11.5 million at September 30, 2005, and is reported as “Notes receivable – affiliates.”   We are providing development services to the joint venture, and fees earned for these services totaled $0.2 million and $1.0 million for the three and nine months ended September 30, 2004, respectively.  We are providing property management services to the joint ventures, and fees earned for these services totaled $6,000 and $10,000 for the three and nine months ended September 30, 2005, respectively.  At September 30, 2005, the joint venture had total assets of $61.0 million and had third-party secured debt totaling $42.5 million.

In March 2005, we sold 12 apartment communities containing 4,034 apartment homes to 12 individual joint ventures in return for a 20% minority interest in the joint ventures, totaling $26.2 million and approximately $369.3 million in cash.  The remaining 80% interest of each joint venture is owned by a single unrelated third party who contributed $104.7 million to the joint ventures.  We are providing property management services to the joint ventures, and fees earned for these services totaled $0.3 million and $0.5 million for the three and nine months ended September 30, 2005, respectively.  At September 30, 2005, the joint ventures had total assets of $399.4 million and had third-party secured debt totaling $272.6 million.

As a result of the Summit merger, we assumed a 25% interest in a joint venture that owns four multifamily properties containing 1,203 apartment homes.  The remaining 75% interest is owned by an unrelated third party.  We are providing property management services to the joint venture, and fees earned for these services totaled $0.1 million for the three and nine months ended September 30, 2005.  At September 30, 2005, the joint venture had total assets of $67.0 million and had third-party secured debt totaling $56.2 million.

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

In 2002, Summit entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in the Washington, D.C. Metro area, in a manner to permit the use of federal rehabilitation income tax credits.  The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community.  The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service.  As a result of the merger, we have assumed these joint ventures and they are consolidated into our financial statements.

During the third quarter of 2005, one of our joint ventures refinanced their outstanding mortgage notes.  At the time of the refinancing, our investment in the joint venture was approximately $3.7 million.  In connection with the refinancing, we received distributions of $14.5 million.  Based upon the provisions of SOP 78-9, “Accounting for Investments in Real Estate Ventures,” we have recorded the distributions in excess of our investment as a liability due to our continued commitment to this joint venture.  These distributions are reflected in “Accrued expenses and other liabilities” in our consolidated balance sheets.

5.                                      Third Party Construction Services

At September 30, 2005, we were under contract on third-party construction projects ranging from $0.2 million to $18.7 million.  We typically earn fees on these projects ranging from 1.5% to 8.6% of the total contracted construction cost, which we recognize as earned.  During the three and nine months ended September 30, 2005, fees earned from third-party construction projects totaled $0.8 million and $1.9 million, respectively, compared with $1.0 million and $3.1 million during the three and nine months ended September 30, 2004, respectively, and are included in fee and asset management income in our consolidated statements of operations.

We recorded warranty and repair related costs on third party construction projects of $0.9 million and $2.4 million during the three and nine months ended September 30, 2005, respectively.  During the nine months ended September 30, 2004, we recorded $0.7 million of warranty and repair related costs on third party construction projects. These costs are first applied against revenues earned on the project and any excess is included in fee and asset management expenses in our consolidated statements of operations.

The Camden Summit Partnership is the developer of one apartment community which is owned by a third party.  Under the development and other related agreements, the Camden Summit Partnership has guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  The Camden Summit Partnership has also committed to fund certain development cost overruns, if any, and lease-up losses.  The Camden Summit Partnership has evaluated its commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  The Camden Summit Partnership began marketing and leasing activities in the first quarter of 2005 and completed construction during the third quarter of 2005.

6.                                      Notes Receivable

We have a mezzanine financing program under which we provided secured financing to owners of real estate properties.  We had $24.9 million in secured notes receivable outstanding as of September 30, 2005 to unrelated third parties.  These notes, which mature through 2008, accrue interest at rates ranging from 7.75% to 16% per annum, which is recognized as earned.

The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

			Apartment
			Homes	September 30,	December 31,
Location	Current Property Type	Current Status	At 9/30/05	2005	2004

Dallas/Fort Worth, Texas	Multifamily	Stabilized	930	$10.5	$17.9
Las Vegas, Nevada	—	—	—	—	7.9
Tampa, Florida	Multifamily	Stabilized	370	5.0	5.0
Houston, Texas	Multifamily	Predevelopment	—	3.9	4.7
Denver, Colorado	—	—	—	—	3.5
Atlanta, Georgia	Multifamily	Stabilized	360	3.0	3.0
Austin, Texas	Multifamily	Stabilized	296	2.5	2.5
	Total		1,956	$24.9	$44.5

We have reviewed the terms and conditions underlying each note, and management believes that none of these entities qualify for consolidation.  Management believes that these notes are collectable, and that no impairment existed at September 30, 2005.

In December 2003, in connection with a joint venture transaction discussed in Note 4, we provided mezzanine financing to the joint venture, in which we own a 20% interest.  As of September 30, 2005, the balance of the note receivable totaled $11.5 million.  This note accrues interest at 14% per year and will mature in 2006.

In January 2005, four loans totaling $12.3 million were repaid.  These loans accrued interest annually at a rate of 16%.  In August, an additional loan totaling $7.5 million was repaid, which accrued interest annually at a rate of 14%.  Included in these repayments were $1.7 million of prepayment penalties, which are included in “Fee and asset management” in our consolidated statements of operations.

7.                                      Notes Payable

The following is a summary of our indebtedness:

(in millions)	September 30, 2005	December 31, 2004
Unsecured line of credit and short-term borrowings	$121.0	$56.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	50.0	49.9
$75.0 million 7.16% Notes, due 2006	74.9	74.8
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	52.7	—
$150.0 million 5.98% Notes, due 2007	149.7	149.6
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.6	149.5
$200.0 million 5.93% Notes, due 2012	199.3	199.3
$200.0 million 5.45% Notes, due 2013	199.0	198.9
$250.0 million 5.08% Notes, due 2015	248.4	—
	1,623.3	1,321.7
Medium-term unsecured notes
$25.0 million 3.59% Notes, due 2005	25.2	—
$25.0 million 3.91% Notes, due 2006	25.5	—
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	27.4	—
$10.0 million 4.90% Notes, due 2010	11.5	—
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	39.7	—
	158.8	29.5
Total unsecured notes	1,903.1	1,407.2

Secured notes
3.61% - 8.50% Conventional Mortgage Notes, due 2005 - 2013	564.8	71.7
3.25% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	96.9	97.5
	661.7	169.2
Total notes payable	$2,564.8	$1,576.4

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

In connection with the merger, we recorded a $33.9 million fair value adjustment to account for the difference between the fixed rates and market rates for the mortgage loans, notes payable, and medium term notes.  The fixed interest rates on the various borrowings that we assumed upon completion of the merger with Summit were primarily above prevailing market rates.  Estimates of fair value are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

The following is a summary of the debt assumed at the time of merger:

(in millions)	Book Value	Fair Value Adjustment	Fair Value
Unsecured notes
3.59% - 4.99% Notes, due 2005 - 2011	$170.0	$14.8	$184.8

Secured notes
Secured Credit Facility (1)	188.5	—	188.5
3.61% - 5.07% Mortgage Notes, due 2005 - 2013	488.4	19.1	507.5
	676.9	19.1	696.0
Total notes payable	$846.9	$33.9	$880.8

(1)   In connection with the merger, on February 28, 2005, we repaid amounts outstanding under the Summit secured credit facility using our $600 million credit facility.

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lowers our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available.  At September 30, 2005, we had outstanding letters of credit totaling $30.5 million, and had $448.5 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of September 30, 2005, there were $8.9 million of letters of credit outstanding under this facility.

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

At September 30, 2005, $285.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At September 30, 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.0%.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.1 years.  Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at September 30, 2005, are as follows:

(in millions)

Year	Amount	Weighted Average Interest Rate
2005	$28.8	3.6%
2006	246.5	7.0
2007	232.9	5.7
2008	321.7	4.5
2009	198.2	5.0
2010 and thereafter	1,536.7	5.4
Total	$2,564.8	5.4%

8.                                      Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2005	2004
Increase in assets:
Accounts receivable - affiliates	$(583)	$(94)
Other assets, net	(4,517)	(5,512)

Increase in liabilities:
Accounts payable	8,280	2,656
Accrued real estate taxes	10,095	4,975
Accrued expenses and other liabilities	14,490	6,744
Net change in operating accounts	$27,765	$8,769

9.                                      Preferred Units

Camden Operating, L.P., one of our operating partnerships, had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of September 30, 2005.  Distributions on the preferred units are payable quarterly in arrears.  The Series B preferred units are redeemable beginning in 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions.  The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt.  Distributions on the Series B preferred units totaled $1.8 million for the three months and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Additionally, Camden Operating, L.P. had issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. During the third quarter of 2004, we redeemed 1.4 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $35.5 million, plus accrued and unpaid distributions at which time we expensed the issuance cost associated with these units.  In January 2005, we redeemed the remaining 0.7 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $17.5 million, plus accrued and unpaid distributions.  In connection with the issuance of these Series C preferred units, we incurred $0.4 million in issuance costs which had been recorded as a reduction to minority interests.  These issuance costs were expensed in January 2005 in connection with the redemption of the Series C preferred units.  There were no distributions on Series C preferred units during the three months ended September 30, 2005.  There were $0.9 million distributions for the three months ended September 30, 2004, and $28,000 and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively.

10.                               Related Party Transactions

We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties amounted to $0.4 million and $1.4 million for the three and nine months ended September 30, 2005, respectively, as compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2004, respectively.

In 1999 and 2000, our Board of Trust Managers approved a plan that permitted six of our then current senior executive officers to complete the purchase of $23.0 million of our common shares in open market transactions.  The purchases were funded with unsecured full recourse personal loans made to each of the executives by a third-party lender.  To facilitate the employee share purchase transactions, we entered into a guaranty agreement with the lender for payment of all indebtedness, fees and liabilities of the officers to the lender.  Simultaneously, we entered into a reimbursement agreement with the executives, should any amounts ever be paid by us pursuant to the terms of the guaranty agreement.  The reimbursement agreements required the executives to pay interest from the date any amounts are paid by us until repayment by the officer.  As of September 30, 2005, none of these unsecured full recourse loans was outstanding, and the obligations under the related guaranty and reimbursement agreements have terminated.  We did not have to perform under the guaranty agreements.

In conjunction with our merger with Summit, we acquired employee notes receivable from nine current and former employees of Summit totaling $3.9 million.  Subsequent to the merger, five employees repaid their loans totaling $1.8 million.  At September 30, 2005, the notes receivable had an outstanding balance of $2.1 million.  As of November 1, 2005, the employee notes receivable were 100% secured by Camden common shares.

11.                               Commitments and Contingencies

Construction Contracts.  As of September 30, 2005, we were obligated for approximately $202.1 million of additional expenditures on our eight wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

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

On September 23, 2005, the parties to the action executed a stipulation of settlement.  Under the terms of the stipulation, the defendants admit to no wrongdoing or fault.  The stipulation contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the merger that have been or could have been asserted by the plaintiffs or any members of the putative class.  In connection with negotiations relating to the stipulation, the parties agreed to include, and have included, in the joint proxy statement/prospectus relating to the merger additional disclosures regarding the merger.

The stipulation of settlement is subject to the customary conditions, including final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses.  Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

Lease commitments.  At September 30, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $0.7 million and $2.0 million for the three and nine months ended September 30, 2005 compared to $0.5 million and $1.3 million for the three and nine months ended September 30, 2004.  Minimum annual rental commitments for the remaining three months of 2005 are $0.5 million, and for the years ending December 31, 2006 through 2009 are $2.0 million, $1.9 million, $1.3 million, and $0.4 million, respectively, and $4.1 million in the aggregate thereafter.

Employment agreements.  At September 30, 2005, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2006.  Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals.  The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control.  In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control.  In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

12.                               Post Retirement Benefits

We have entered into a separation agreement with William B. McGuire and William F. Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit and a wholly owned subsidiary of Camden, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of September 30, 2005, we had accrued $3.2 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was $0.1 million for the nine months ended September 30, 2005.  We have not made any contributions as of September 30, 2005, nor do we expect to make any contributions for the remainder of 2005.

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

Business

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993.  We, with our subsidiaries, report as a single business segment, with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  As of September 30, 2005, we owned interests in, operated or were developing 202 multifamily properties containing 69,830 apartment homes located in thirteen states.  We had 3,211 apartment homes under development at nine of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture.  We had two properties containing 1,034 apartment homes which were designated as held for sale as of September 30, 2005.  Additionally, we have several sites that we intend to develop into multifamily apartment communities.

As of September 30, 2005, we had operating properties in 22 markets.  No one market contributed more than 11% of our net operating income for the quarter then ended.  For the three months ended September 30, 2005, Washington, D.C. Metro, Tampa and Dallas contributed 10.4%, 8.5% and 8.2%, respectively, to our net operating income.

Approximately 18% of our multifamily apartment units at September 30, 2005 were held in Camden Operating, L.P. This operating partnership has issued both common and preferred limited partnership units. As of March 31, 2005, we held 83.2% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining 15.8% of the common limited partnership units are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  We determined the merger would allow us to lower our concentration in Las Vegas, Houston and Dallas and increase our presence on the East coast, and accomplish this diversification strategy in a matter of months rather than what would have otherwise taken years to accomplish.  We acquired a significant portfolio of high-quality apartment properties, most of which were located in new, East coast markets such as Southeast Florida, Washington, D.C. Metro and Atlanta.  These properties complemented our existing footprint in Florida and North Carolina while further diversifying our portfolio with the addition of new markets. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in our redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.5 million.

Approximately 24% of our multifamily apartment units at September 30, 2005 were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of September 30, 2005, we held 91.8% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership.  The remaining 7.2% of the common limited partnership units are primarily held by former officers, directors and investors of Summit.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	September 30, 2005		December 31, 2004
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada (a) (c)	9,193	32	9,625	33
Dallas, Texas (c)	8,359	23	8,359	23
Houston, Texas (c)	6,810	15	6,810	15
Tampa, Florida	5,635	12	6,089	13
Charlotte, North Carolina (b)	4,793	19	1,659	6
Atlanta, Georgia	3,202	10	—	—
Orlando, Florida	2,930	7	2,252	5
D.C. Metro	2,882	9	—	—
Raleigh, North Carolina (b)	2,631	7	—	—
Denver, Colorado (a)	2,529	8	2,529	8
Southeast Florida	2,520	7	—	—
Phoenix, Arizona (c)	2,433	8	2,433	8
Los Angeles/Orange County, California (c)	2,191	5	2,191	5
St. Louis, Missouri	2,123	6	2,123	6
Austin, Texas	1,745	6	1,745	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	2,289	6	1,937	5
Total Operating Properties	65,969	191	51,456	144
Properties Under Development
D.C. Metro	1,996	5	464	1
Raleigh, North Carolina	484	1	—	—
Orlando, Florida	366	1	366	1
San Diego/Inland Empire, California	350	1	—	—
Dallas, Texas	284	1	284	1
Houston, Texas	236	1	—	—
Charlotte, North Carolina	145	1	—	—
Total Properties Under Development	3,861	11	1,114	3
Total Properties	69,830	202	52,570	147

Less: Joint Venture Properties (a) (b) (c)	10,248	34	5,011	18

Total Properties Owned 100%	59,582	168	47,559	129

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

Development and Lease-Up Properties

At September 30, 2005, we had two properties in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	% Leased at 10/9/05	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Lago Vista
Orlando, FL	366	$34.8	94%	3Q05	4Q05
Camden Farmers Market II
Dallas, TX	284	31.7	46%	3Q05	1Q06

At September 30, 2005, we had nine properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 9/30/05	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Fairfax Corner
Fairfax, VA	488	$82.0	$64.9	3Q06	1Q07

Under Construction
Camden Dilworth
Charlotte, NC	145	18.0	10.6	2Q06	3Q06
Camden Clearbrook
Frederick, MD	297	45.0	20.5	3Q06	1Q07
Camden Royal Oaks
Houston, TX	236	22.0	4.7	3Q06	2Q07
Camden Manor Park
Raleigh, NC	484	52.0	37.6	4Q06	3Q07
Camden Old Creek
San Marcos, CA	350	98.0	48.5	1Q07	3Q07
Camden Monument Place
Fairfax, VA	368	64.0	23.6	2Q07	1Q08
Camden Potomac Yards
Arlington County, VA	379	110.0	25.5	3Q07	2Q08

Total	2,747	$491.0	$235.9

In Lease-Up – Joint Venture
Camden Westwind
Ashburn, VA	464	$69.1	$61.1	1Q06	4Q06

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

At September 30, 2005, 4.5 acres of undeveloped land held in Dallas was classified as land held for sale.  In connection with our decision to dispose of a 2.4 acre tract, during the first quarter of 2004, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.

Our consolidated balance sheet at September 30, 2005 included $377.8 million related to wholly-owned properties under development. Of this amount, $229.8 million relates to our eight projects currently under development. Additionally, at September 30, 2005, we had $147.2 million invested in land held for future development.  Included in this amount is $78.6 million related to projects we expect to begin constructing in late 2005 and early 2006.  We also had $32.6 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects.  Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to the acquisition of Summit in the first quarter of 2005, as well as property developments, dispositions, and the performance of the stabilized properties in the portfolio.  Where appropriate, comparisons are made on a dollars-per-weighted-average-apartment home basis in order to adjust for such changes in the number of apartments homes owned during each period.  For the nine months ended September 30, 2005, actual results for Summit properties acquired are included in the results of operations only for the period subsequent to the effective date of the merger.  Selected weighted averages for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Average monthly property revenue per apartment home	$855	$752	$826	$749
Annualized total property expenses per apartment home	$4,056	$3,814	$3,910	$3,691
Weighted average number of operating apartment homes owned 100%	55,056	44,720	52,907	44,567

Weighted average occupancy, total operating properties owned 100%	95.0%	93.8%	93.8%	94.0%

Comparison of the Quarters Ended September 30, 2005 and September 30, 2004

Income (loss) from continuing operations decreased $7.7 million, from $4.7 million to $(3.0) million for the quarters ended September 30, 2004 and 2005, respectively. The decrease in income (loss) from continuing operations was primarily due to higher depreciation and amortization of intangible assets and increased interest expense as a result of our merger with Summit.  These increases in expense were partially offset by increases in net operating income primarily due to properties acquired in the Summit merger.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $27.1 million, or 46.5%, from $58.3 million to $85.4 million for the quarters ended September 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the footnotes to our consolidated financial statements.

The following table presents the components of net operating income for the three months ended September 30, 2005 and 2004:

($ in thousands)

	Apartment Homes	Three Months Ended September 30,		Change
	at 9/30/05	2005	2004	$	%

Property revenues
Camden same store communities	38,853	$88,123	$84,724	$3,399	4.0%
Summit same store communities	11,083	34,469	—	34,469	100.0
Camden non-same store communities	2,510	6,772	5,798	974	16.8
Summit non-same store communities	2,705	9,184	—	9,184	100.0
Development and lease-up communities	3,397	878	—	878	100.0
Dispositions/other	—	1,782	10,387	(8,605)	(82.8)
Total property revenues	58,548	141,208	100,909	40,299	39.9

Property expenses
Camden same store communities	38,853	37,367	36,001	1,366	3.8
Summit same store communities	11,083	11,920	—	11,920	100.0
Camden non-same store communities	2,510	2,689	2,639	50	1.9
Summit non-same store communities	2,705	3,130	—	3,130	100.0
Development and lease-up communities	3,397	440	—	440	100.0
Dispositions/other	—	275	3,998	(3,723)	(93.1)
Total property expenses	58,548	55,821	42,638	13,183	30.9

Property net operating income
Camden same store communities	38,853	50,756	48,723	2,033	4.2
Summit same store communities	11,083	22,549	—	22,549	100.0
Camden non-same store communities	2,510	4,083	3,159	924	29.2
Summit non-same store communities	2,705	6,054	—	6,054	100.0
Development and lease-up communities	3,397	438	—	438	100.0
Dispositions/other	—	1,507	6,389	(4,882)	(76.4)
Total property net operating income	58,548	$85,387	$58,271	$27,116	46.5%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we (or Summit) have developed or acquired after January 1, 2004.  Dispositions represent communities we have sold which are not included in discontinued operations. Other property revenues primarily relates to amortization of above and below market leases acquired in our merger with Summit.

Total property revenues for the quarter ended September 30, 2005 increased $40.3 million over 2004, and increased from $752 to $855 on a per apartment home per month basis.  Total property revenues from our same store properties increased 4.0%, from $84.7 million for the third quarter of 2004 to $88.1 million for the third quarter of 2005, which represents an increase of $29 on a per apartment home per month basis.  For same store properties, rental rates on a per apartment home per month basis increased $18 from the third quarter of 2004 to the third quarter of 2005, vacancy loss decreased $12 on a per apartment home per month basis. These increases in revenues were partially offset by decreases in other rental income, which decreased $1 per apartment home per month.  Total property revenues from Summit same store properties were $34.5 million for the third quarter of 2005, or $1,037 on a per apartment home per month basis.

Property revenues from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $5.8 million for the third quarter of 2004 to $16.8 million for the third quarter of 2005 due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property revenues on a per apartment home per month basis were $1,096 and $1,054 for the quarters ended September 30, 2005 and 2004, respectively.  Property revenues from disposition properties decreased $8.6 million from the third quarter of 2004.  Disposition property revenues primarily relates to 12 properties sold to 12 individual joint ventures during March 2005.  As we have continuing involvement in theses communities, the operations from these communities continue to be included in continuing operations.

Total property expenses for the quarter ended September 30, 2005 increased $13.2 million, or 30.9%, as compared to the same period in 2004, and increased from $3,814 to $4,056 on an annualized per apartment home basis.  Total property expenses from our same store properties increased 3.8%, from $36.0 million for the third quarter of 2004 to $37.4 million for the third quarter of 2005, which represents an increase of $141 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in real estate taxes, salary and benefit expense and repair and maintenance expense of $58, $48 and $30 on an annualized per apartment home basis, respectively.  These increases represent a 6.2%, 4.6% and 4.4% increase, respectively, over third quarter 2004.  Property expenses from Summit’s same store properties were $11.9 million for the third quarter of 2005, or $4,302 on an annualized per apartment home basis.

Property expenses from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $2.6 million for the third quarter of 2004 to $6.3 million for the third quarter of 2005, primarily due to the acquisition of 2,285 apartment homes in the Summit merger.  Total property expenses on an annualized per apartment home basis were $4,890 and $5,759 for the quarters ended September 30, 2005 and 2004, respectively.  Property expenses from disposition properties decreased $3.7 million, from the third quarter of 2004.

Fee and asset management income for the quarter ended September 30, 2005 decreased $0.2 million from the same quarter ended 2004.  This decrease was primarily due to decreases in construction and development fees earned on third party projects which decreased $0.4 million, partially offset by increases in management fees earned from joint ventures.

Interest and other income remained consistent at $1.9 million for the quarters ended September 30, 2005 and 2004.  Interest income on mezzanine loans decreased due to payoffs of mezzanine loans offset by interest income recognized due to the prepayment of one mezzanine loan during the quarter ended September 30, 2005.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $2.9 million for the quarter ended September 30, 2004 to $4.2 million for the quarter ended September 30, 2005.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as expenses associated with regional offices acquired in the Summit merger.

Fee and asset management expenses for the quarter ended September 30, 2005 increased $1.2 from the quarter ended September 30, 2004.  This increase was primarily due to warranty and repair costs associated with third party projects.  Warranty and repair costs totaled $0.9 million for the third quarter of 2005.

General and administrative expenses increased 51.8% from $4.1 million to $6.2 million, and increased as a percent of revenues from 3.9% to 4.3% for the quarters ended September 30, 2004 and 2005, respectively.  The increase was primarily due to costs associated with pursuing potential transactions that were not consummated, increases in salary and benefit expenses, including the addition of internal audit and information technology personnel, and professional fees associated with compliance with Sarbanes-Oxley and information technology projects.

Gross interest cost before interest capitalized to development properties increased $12.7 million, or 59.0%, from $21.6 million for the quarter ended September 30, 2004 to $34.3 million for the quarter ended September 30, 2005.  The overall increase in interest expense was due to higher average debt balances due to $880.8 million in notes and mortgages payable acquired in the merger with Summit and debt incurred to fund our development pipeline.  Interest capitalized increased to $5.0 million from $2.3 million for the quarters ended September 30, 2005 and 2004, respectively, due to higher average balances in our development pipeline primarily as a result of development properties acquired in our merger with Summit.

Depreciation and amortization increased from $25.7 million for the third quarter of 2004 to $45.6 million for the third quarter of 2005. This increase was due primarily to additional amortization of $9.5 million recorded during the three months ended September 30, 2005 related to in-place leases acquired in connection with the merger with Summit, as well as additional depreciation on assets acquired, new development and capital improvements placed in service during the past year.

Equity in income (losses) of joint ventures decreased $1.9 million from the three months ended September 30, 2004, primarily from losses recognized in one joint venture due to debt retirement costs associated with the refinancing of debt during the third quarter of 2005.  Our portion of the debt retirement costs was approximately $2.0 million for the quarter ended September 30, 2005.

Distributions on units convertible into perpetual preferred shares decreased from $2.7 million for the third quarter of 2004 to $1.8 million for the third quarter of 2005, as a result of the redemption of $53 million Series C preferred units in September 2004 and January 2005.

Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004

Income from continuing operations increased $126.7 million, from $20.3 million to $147.0 million, for the nine months ended September 30, 2004 and 2005, respectively. The increase in income from continuing operations was due to many factors, which included, but were not limited to, gains on sale of properties, including land, the contribution from operating properties acquired in the merger with Summit, a gain on the sale of a technology investment and increased occupancy at our development communities. These increases were partially offset by increases in depreciation and amortization expense, interest expense, transaction compensation and merger expenses, and property expenses.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $61.3 million, or 34.6%, from $177.1 million to $238.4 million for the nine months ended September 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the footnotes to our consolidated financial statements.

The following table presents the components of net operating income for the nine months ended September 30, 2005 and 2004:

($ in thousands)

	Apartment Homes	Nine Months Ended September 30,		Change
	at 9/30/05	2005	2004	$	%

Property revenues
Camden same store communities	38,853	$259,628	$253,474	$6,154	2.4%
Summit same store communities	11,083	78,896	—	78,896	100.0
Camden non-same store communities	2,510	20,188	15,870	4,318	27.2
Summit non-same store communities	2,705	20,506	—	20,506	100.0
Development and lease-up communities	3,397	1,280	—	1,280	100.0
Dispositions/other	—	13,032	31,083	(18,051)	(58.1)
Total property revenues	58,548	393,530	300,427	93,103	31.0

Property expenses
Camden same store communities	38,853	107,479	104,822	2,657	2.5
Summit same store communities	11,083	27,040	—	27,040	100.0
Camden non-same store communities	2,510	7,774	6,841	933	13.6
Summit non-same store communities	2,705	7,806	—	7,806	100.0
Development and lease-up communities	3,397	609	—	609	100.0
Dispositions/other	—	4,438	11,712	(7,274)	(62.1)
Total property expenses	58,548	155,146	123,375	31,771	25.8

Property net operating income
Camden same store communities	38,853	152,149	148,652	3,497	2.4
Summit same store communities	11,083	51,856	—	51,856	100.0
Camden non-same store communities	2,510	12,414	9,029	3,385	37.5
Summit non-same store communities	2,705	12,700	—	12,700	100.0
Development and lease-up communities	3,397	671	—	671	100.0
Dispositions/other	—	8,594	19,371	(10,777)	(55.6)
Total property net operating income	58,548	$238,384	$177,052	$61,332	34.6%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2004. Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2004. Development and lease-up communities are non-stabilized communities we (or Summit) have developed or acquired after January 1, 2004. Dispositions represent communities we have sold which are not included in discontinued operations. Other property revenues primarily relates to amortization of above and below market leases acquired in our merger with Summit.

Total property revenues for the nine months ended September 30, 2005 increased $93.1 million over the nine months ended September 30, 2004, and increased from $749 to $826 on a per apartment home per month basis.  Total property revenues from our same store properties increased 2.4%, from $253.5 million for the nine months ended September 30, 2004 to $259.6 million for the nine months ended September 30, 2005, which represents an increase of $22 on a per apartment home per month basis.  For same store properties, rental rates on a per apartment home per month basis increased $16 from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and vacancy loss decreased $8 per apartment home over the same period.  These increases in revenues were partially offset by decreases in other rental income, which decreased $2 per apartment home per month.  Total property revenues from Summit same store properties were $78.9 million for the nine months ended September 30, 2005, or $1,017 on a per apartment home per month basis.

Property revenues from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $15.9 million for the nine months ended September 30, 2004 to $42.0 million for the nine months ended September 30, 2005 due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property revenues on a per apartment home per month basis were $1,087 and $1,050 for the nine months ended September 30, 2005 and 2004, respectively.  Property revenues from disposition properties during the nine months ended September 30, 2005 decreased $18.1 million as compared to the nine months ended September 30, 2004.  Disposition property revenues primarily relates to 12 properties sold to 12 individual joint ventures during March

2005.  As we have continuing involvement in theses communities, the operations from these communities continues to be included in continuing operations.

Total property expenses for the nine months ended September 30, 2005 increased $31.8 million, or 25.8%, as compared to the same period in 2004, and increased from $3,691 to $3,910 on an annualized per apartment home basis.  Total property expenses from our same store properties increased 2.5%, from $104.8 million for the nine months ended September 30, 2004 to $107.5 million for the nine months ended September 30, 2005, which represents an increase of $91 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in salary and benefit expense and utility expense of $65 and $31 on an annualized per apartment home basis, respectively.  These two expense categories represent approximately 43% of total operating costs for the period, and increased 6.5% as compared to the nine months ended September 30, 2004.  Property expenses from Summit’s same store properties were $27.0 million for seven months ended September 30, 2005, or $4,182 on an annualized per apartment home basis.

Property expenses from our non-same store, development and lease-up properties, including Summit non-same store properties, increased from $6.8 million for the nine months ended September 30, 2004 to $16.2 million for the nine months ended September 30, 2005, due to the acquisition of 2,285 apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property expenses on an annualized per apartment home basis were $5,029 and $5,429 for the nine months ended September 30, 2005 and 2004, respectively.  Property expenses from disposition properties decreased $7.3 million, as compared to the nine months ended September 30, 2004.

Fee and asset management income for the nine months ended September 30, 2005 increased $4.3 from the nine months ended September 30, 2004.  This increase was primarily due to fees earned on services provided to our joint ventures, as well as fees earned from our mezzanine financing program offset by declines in construction and development fees earned on third party construction projects.

Income from the sale of technology investments totaled $24.2 million for the nine months ended September 30, 2005, compared to $0.9 million for the same period in 2004.  Income from the sale of technology investments for 2005 relates to a gain recognized on the sale of our investment in Rent.com, which was acquired by Ebay during the first quarter of 2005.

Interest and other income for the nine months ended September 30, 2005 decreased $0.7 million from the same period in 2004.  This decrease was primarily attributable to proceeds received in 2004 from an insurance settlement for lost rents of $1.8 million, partially offset by increases in interest income from our mezzanine financing program.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $8.5 million for the nine months ended September 30, 2004 to $11.4 million for the nine months ended September 30, 2005.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with regional offices acquired in with the Summit merger.

Fee and asset management expense, which represents expenses related to third party construction projects and property management for third parties, increased from $2.8 million for the nine months ended September 30, 2004 to $5.0 million for the nine months ended September 30, 2005.  This increase was primarily due to warranty expense and repair expense on third party projects which totaled $2.4 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively.

General and administrative expenses increased 45.3% from $12.4 million to $18.0 million, and increased as a percent of revenues from 3.9% to 4.1% for the nine months ended September 30, 2004 and 2005, respectively.  The increase was primarily due to costs associated with pursuing potential transactions that were not consummated, increases in salary and benefit expenses, including the addition of internal audit and information technology personnel, and professional fees associated with compliance with Sarbanes-Oxley and information technology projects.

During the nine months ended September 30, 2005, we incurred transaction compensation and merger expenses of $14.1 million.  Merger expenses primarily related to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $27.4 million, or 41.1%, from $66.7 million for the quarter ended September 30, 2004 to $94.1 million for the quarter ended September 30, 2005.  The overall increase in interest expense was due to higher average debt balances due to $880.8 million in notes and mortgages payable acquired in the merger with Summit.  Interest capitalized increased to $12.7 million from $7.0 million for the nine months ended September 30, 2005 and 2004, respectively, due to higher average balances in our development pipeline primarily as a result of development properties acquired in our merger with Summit.

Depreciation and amortization increased from $76.1 million for the nine months ended September 30, 2004 to $123.1 million for the nine months ended September 30, 2005. This increase was due primarily to additional amortization of $22.2 million during the nine months ended September 30, 2005 related to in-place leases acquired in connection with the merger with Summit, as well as additional depreciation on assets acquired, new development and capital improvements placed in service during the past year.

Gain on sale of properties for the nine months ended September 30, 2005 included a gain of $132.1 million from the sale of assets to 12 joint ventures. Gain on sale of properties for the nine months ended September 30, 2004 included a gain of $1.3 million from the sale of 9.9 acres of undeveloped land located in Houston.

The $1.1 million impairment loss on land held for sale in 2004 related to 2.4 acres of undeveloped land located in Dallas, which was classified as held for sale.

Equity in income (losses) of joint ventures decreased $1.7 million from the nine months ended September 30, 2004, primarily from losses recognized in one joint venture due to debt retirement costs associated with the refinancing of debt during the third quarter of 2005.  Our portion of the debt retirement costs was approximately $2.0 million for the nine months ended September 30, 2005.

Distributions on units convertible into perpetual preferred shares decreased from $8.4 million for the nine months ended September 30, 2004 to $5.3 million for the nine months ended September 30, 2005, as a result of the redemption of $53 million Series C preferred units in September 2004 and January 2005.  Original issuance costs of $0.4 million were expensed in connection with the redemption of $17.5 million of the Series C preferred units in 2005 and original issuance costs of $0.7 million were expenses in 2004.

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

Our interest expense coverage ratio, net of capitalized interest, was 2.6 and 2.9 times for the three months ended September 30, 2005 and 2004, respectively and 2.9 times for the nine months ended September 30, 2005 and 2004.  At September 30, 2005 and 2004, 77.0% and 89.0%, respectively, of our properties (based on invested capital) were unencumbered.  Our weighted average maturity of debt, excluding our line of credit, was 6.1 years and 7.0 years at September 30, 2005 and 2004, respectively.  Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of land, impairment loss on land held for sale, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations.

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

In March 2005, we formed 12 individual joint ventures and sold to the ventures 12 multifamily properties containing 4,034 apartment homes for approximately $398 million.  We obtained a 20% minority interest in the ventures and continue to provide property management services for the properties sold to the ventures for a fee.  We used the proceeds from this transaction to pay down all outstanding balances under the bridge loan facility.  See further discussion of our merger with Summit, including the issuance of common equity in connection with the merger, in the “Business” section.

We intend to concentrate our growth efforts toward selective development and acquisition opportunities in our current markets, and through the acquisition of existing operating properties and the development of properties in selected new markets.  During the nine months ended September 30, 2005, we incurred $119.4 million in development costs and $57.6 million in property acquisition costs.  At September 30, 2005, we had eight wholly-owned properties under construction at a projected aggregate cost of approximately $491.0 million, $235.9 million of which had been incurred through September 30, 2005.  At September 30, 2005, we were obligated for approximately $202.1 million under construction contracts related to these projects (a substantial amount of which we expect to fund with our unsecured line of credit).  We intend to fund our developments and acquisitions through a combination of equity capital, partnership units, medium-term notes, construction loans, other debt securities and our unsecured line of credit.

Net cash provided by operating activities totaled $161.9 million for the nine months ended September 30, 2005, an increase of $43.1 million, or 36.3%, from the same period in 2004.  The increase in operating cash flow was primarily due to a $61.3 million increase in net operating income partially offset by a $21.7 million increase in interest expense.  Additionally, the $19.0 million increase in operating accounts is primarily due to increases in accrued real estate taxes and accrued expenses and other of $10.1 million and $14.5 million, respectively, during the nine months ended September 30, 2005 as compared to increases of $5.0 million and $6.7 million, respectively, for the nine months ended September 30, 2004.  These increases were primarily due to timing of property tax payments and interest associated with properties acquired in conjunction with the Summit merger.  See Note 8 to our consolidated financial statements which details the net change in our operating accounts.

Net cash used in investing activities totaled $138.8 million for the nine months ended September 30, 2005 compared to $89.5 million for the same period in 2004. For the nine months ended September 30, 2005, net cash used in investing activities included cash consideration paid in connection with the merger with Summit of $458.1 million, repayment of merger related liabilities of $50.8 million, investment in a joint venture of $26.2 million and expenditures for property development, acquisitions, and capital improvements of $119.4 million, $57.6 million, and $28.7 million, respectively.  These expenditures were offset by $395.5 million in net proceeds received from the sale of assets to 12 joint ventures, $127.0 million in net proceeds from the sale of discontinued operations during 2005, $24.6 million in proceeds from the sale of a technology investment, $19.7 million from repayments of notes receivable and $16.7 million of cash held by Summit at effective date of the merger.  For the nine months ended September 30, 2004, net cash used in investing activities included expenditures for property development and capital improvements totaling $63.8 million and $17.2 million, respectively.  Additionally, fundings of notes receivable were $12.2 million for the nine months ended September 30, 2004.

Net cash used in financing activities totaled $24.2 million for the nine months ended September 30, 2005 compared to $30.2 million for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, we paid distributions totaling $109.4 million to holders of common and preferred equity.  Our line of credit and notes payable increased $65.0 million and $248.4 million, respectively, for the nine months ended September 30, 2005.  These increases in notes payable were used to repay $188.5 million in Summit notes payable and $17.8 million in other notes payable, redeem $17.5 million of preferred units, and fund development activities and capital improvements.  Also, we paid $7.0 million of deferred financing costs in 2005.  Cash received from option exercises totaled $8.3 million during the nine months ended September 30, 2005.  During the nine months ended September 30, 2004, we paid distributions totaling $93.0 million to holders of common and preferred equity. Our line of credit and notes payable increased $287.0 million and $99.8 million, respectively, for the nine months ended September 30, 2004, primarily from the repayment of $291.7 million in notes payable, and the funding of development activities and capital improvements.  Cash received from option exercises totaled $6.5 million during the first nine months of 2004.

In September 2005, we announced that our Board of Trust Managers had declared a dividend distribution of $0.635 per share to holders of record as of September 30, 2005 of our common shares.  The dividend was subsequently paid on October 17, 2005.  We paid equivalent amounts per unit to holders of the common operating partnership units.  This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.54 per share or unit.

Contractual Obligations

The following table summarizes our known contractual obligations as of September 30, 2005:

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$2,564.8	$28.8	$246.5	$232.9	$321.7	$198.2	$1,536.7
Non-cancelable operating lease payments	10.2	0.5	2.0	1.9	1.3	0.4	4.1
Construction contracts	202.1	50.8	148.8	2.5	—	—	—
	$2,777.1	$80.1	$397.3	$237.3	$323.0	$198.6	$1,540.8

The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Financial Flexibility

In January 2005, we entered into a new credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over LIBOR or Prime.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit provides us with additional liquidity to pursue development and acquisition opportunities, as well as lowers our overall cost of funds.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2005.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available to us.  At September 30, 2005 we had outstanding letters of credit totaling $30.5 million, and had $448.5 million available under our unsecured line of credit.

As part of the merger agreement, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of September 30, 2005, there were $8.9 million of letters of credit outstanding under this facility.

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

At September 30, 2005, $285.5 million was available for issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration.  We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At September 30, 2005, our floating rate debt totaled $218.1 million and had a weighted average interest rate of 4.0%.

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

A reconciliation of net income to diluted FFO for the three and nine months ended September 30, 2005 and 2004 follows:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Funds from operations:
Net income (loss)	$(2,317)	$5,807	$186,199	$22,849
Real estate depreciation, including discontinued operations	45,163	26,741	122,626	78,987
Adjustments for unconsolidated joint ventures	1,284	523	3,249	1,570
Gain on sale of properties, including discontinued operations	—	—	(168,221)	—
Income allocated to common units, including discontinued operations	241	553	1,969	2,078
Funds from operations – diluted	$44,371	$33,624	$145,822	$105,484

Weighted average shares - basic	54,018	40,377	51,294	40,234
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	496	1,635	456	1,585
Common units	4,086	2,437	3,744	2,438
Weighted average shares – diluted	58,600	44,449	55,494	44,257

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

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

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

Item 4.           Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has been no change to our internal control over financial reporting during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For further discussion regarding legal proceedings, see Note 11 to the Consolidated Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)                                  Exhibits

31.1             Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 4, 2005.

31.2             Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 4, 2005.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	November 4, 2005
Dennis M. Steen Senior Vice President – Finance Chief Financial Officer and Secretary	Date