Form 10-K
period 2005-12-31
CAMDEN PROPERTY TRUST
filed 2006-03-10
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,759,338,756 based on a June 30, 2005 share price of $53.75.

At March 6, 2006, the number of shares outstanding of registrant’s Common Stock was 52,330,707 (net of 8,584,218 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 2006 are incorporated by reference in Part III.

ii

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

iii

PART I

Item 1.           Business

Introduction

Camden Property Trust is a real estate investment trust organized on May 25, 1993 and, with our subsidiaries, reports as a single business segment. We are one of the largest real estate investment trusts in the nation with operations related to the ownership, development, construction and management of multifamily apartment communities in thirteen states. Our use of the term “communities”, “multifamily communities”, “properties”, or “multifamily properties” in the following discussion refers to our multifamily apartment communities. As of December 31, 2005, we owned interests in, operated or were developing 200 multifamily properties containing 68,791 apartment homes located in thirteen states. We had 3,211 apartment homes under development at nine of our multifamily properties, including 464 apartment homes at one multifamily property owned through a joint venture. We had seven properties containing 2,956 apartment homes which were designated as held for sale. Additionally, we had several sites that we intend to develop into multifamily apartment communities.

At December 31, 2005, we had approximately 2,042 employees. Our headquarters are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500.

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share. The limited partner elections resulted in the redemption of 0.7 million partnership units for cash, for an aggregate of $21.7 million, and the issuance of 1.8 million partnership units. The value of the common shares and partnership units issued was determined based on the average market price of our common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2005. Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.7 million.

Operating Strategy

We believe producing consistent earnings growth through our property development and acquisition strategies in favorable markets, achieving market balance and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies in our efforts to produce consistent earnings growth.

Real Estate Investments and Market Balance. We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities in new markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities. These abilities are integral to our strategy of having a geographically and physically diverse portfolio of assets, which will meet the needs of our residents. Through our merger with Summit, and development and disposition activities that occurred in 2005, we have increased our market presence in key markets, such as Southern California, Washington D.C. Metro, Atlanta and Southeast Florida, decreased our relative concentration in Houston, Dallas and Las Vegas, and expanded our development pipeline. We believe that the physical improvements we have made at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, coupled with a strong focus on property management, branding and marketing, have resulted in attractive yields on acquired properties.

In connection with our merger with Summit, we significantly expanded our development pipeline, and we expect that selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. All development decisions are made from our corporate office. Risks inherent to developing real estate include zoning changes and environmental matters. There is also the risk that certain assumptions concerning economic conditions may change during the development process. See the further discussion of risks associated with development and construction in our “Risk Factors” section. We believe we understand and effectively manage the risks associated with development and construction, and these risks are justified by higher potential yields.

We continue to operate in markets where we have a concentration advantage due to economies of scale. We feel that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio. As a result of the transactions completed in 2005, we have a portfolio of newer, higher-quality communities in 22 markets, with no single market contributing more than 10% of our net operating income. For the year ended December 31, 2005, Washington, D.C. Metro, Dallas and Tampa contributed 9.9%, 8.2% and 8.2%, respectively, to our net operating income.

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

Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. During 2005, we completed the roll out of our web based property management and revenue management systems. These two systems should improve onsite efficiency and allow us to take full advantage of the economic recovery that appears to be underway by achieving market driven rental rates. Lease terms are generally staggered based on vacancy exposure by apartment type so that lease expirations are better matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure we respond timely to residents’ changing needs and residents retain a high level of satisfaction.

Branding. We have implemented our strategic brand initiative, and each of our communities carries the Camden flagship name. Our brand promise of “Living Excellence” reinforces our reputation as an organization which promises excellence everywhere our customers look. This initiative was undertaken with the goal of reinforcing our reputation as a provider of high quality apartment home living. We continue to leverage our brand to increase market awareness and define who and what we are to our current and prospective residents.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. All of our properties have been subjected to Phase I site assessments or similar environmental audits to determine the likelihood of contamination from either on- or off-site sources. These audits have been carried out in accordance with accepted industry practices. We have also conducted limited subsurface investigations and tested for radon and lead-based paint where such procedures have been recommended by our consultants. We cannot assure you that existing environmental studies reveal all environmental liabilities or that any prior owner did not create any material environmental condition not known to us. The costs of investigation, remediation or removal of hazardous substances may be substantial. If hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent such property or to borrow funds using such property as collateral may be adversely affected.

Insurance. We maintain comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes that may be subject to limitations in certain areas. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to fully replace or restore a property after it has been damaged or destroyed.

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

There are numerous housing alternatives that compete with our properties in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums and single family homes that are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents charged. Resident leases at our properties are priced competitively based on market conditions, supply and demand characteristics, and amenities provided to our residents.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results or performance to differ materially from those included in the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

•                  the results of our efforts to implement our property development and acquisition strategies;

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

•                  the actions of borrowers under our mezzanine loans;

•                  changes in governmental regulations, tax rates and similar matters; and

•                  environmental uncertainties and disasters.

These forward-looking statements represent our estimates and assumptions as of the date of this report. We assume no obligation to update or revise any forward-looking statement.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and (15d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the SEC. You may read and copy any materials we file with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at MS0102, 100 F Street NE, Washington, DC 20549-2521. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Rising interest rates would increase our costs and could affect the market price of our common shares.

We have incurred and expect to continue to incur debt in the future. Some of this debt has variable or floating interest rates. Accordingly, if interest rates increase, our interest costs will also increase. In addition, an increase in market interest rates may lead purchasers of our common shares to demand a higher annual yield, which could adversely affect the market price of our outstanding common shares.

Failure to generate sufficient cash flows could limit our ability to make required payments for debt service and pay distributions to shareholders and could adversely affect our ability to maintain our status as a REIT.

The following factors, among others, may adversely affect the cash flows generated by our properties:

•             the national and local economic climates;

•             local real estate market conditions, such as an oversupply of apartment homes;

•             the perceptions by prospective residents of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;

•             the need to periodically repair, renovate and relet space; and

•             our ability to pay for adequate maintenance and insurance and increased operating costs, including real estate taxes.

Some significant expenditures associated with each property, such as mortgage payments, if any, real estate taxes and maintenance costs, are generally not reduced when cash flows from operations from the property decrease.

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.

The market and economic conditions may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in the markets in which we operate, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations and make distributions to security holders. The risks that may affect conditions in these markets include the following:

•             the economic climate, which may be adversely impacted by plant closings, industry slowdowns and other factors;

•             local conditions, such as oversupply of apartments or a reduction in demand for apartments in an area;

•             a future economic downturn that simultaneously affects more than one of our geographical markets;

•             the inability or unwillingness of residents to pay their current rent or rent increases;

•             the potential effect of rent control or rent stabilization laws, or other laws regulating housing, which could prevent us from raising rents; and

•             competition from other available apartments and changes in market rental rates.

Difficulties of selling real estate could limit our flexibility.

Real estate investments can be hard to sell, especially if market conditions are poor. This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal

Revenue Code limits our ability to sell properties that we have held for fewer than four years, which may affect our ability to sell properties without adversely affecting our return.

Development and construction risks could impact our profitability.

We intend to continue to develop and construct multifamily apartment communities for our own account. Our development and construction activities may be exposed to a number of risks that may increase our construction costs. This factor could adversely impact our profitability and our ability to satisfy our financial obligations and make distributions to security holders. These risks include the following:

•             we may be unable to obtain, or may face delays in obtaining, necessary zoning, land-use, building, occupancy and other required permits and authorizations, which could result in increased costs;

•             we may incur construction costs for a property that exceed our original estimates due to increased materials, labor or other costs, or due to errors and omissions that occur in the design or construction process, and we may not be able to increase rents to compensate for the increases in these costs;

•             occupancy rates and rents at a newly completed community may fluctuate depending on a number of factors, including market and economic conditions, and may result in the community not being profitable;

•             we may not be able to obtain financing with favorable terms for the development of a community, which may make us unable to proceed with its development;

•             we may not be able to complete construction and lease-up of a community on schedule, which could result in increased costs;

•             we may abandon development opportunities that we have already begun to explore and, as a result, may fail to recover expenses already incurred in exploring these development opportunities; and

•             we rely on subcontractors to perform most of our construction activities and poor performance or defaults by a major subcontractor, or our inability to obtain adequate performance bonds for a major subcontractor, may lead to project delays and unanticipated additional costs.

We also develop and construct properties for unrelated third parties pursuant to guaranteed maximum price contracts. The terms of these contracts require us to estimate the time and costs to complete a project and we assume the risk that the time and costs associated with our performance may be greater than is anticipated. As a result, our profitability on guaranteed maximum price contracts is dependent on our ability to predict these factors accurately. The time and costs may be affected by a variety of factors, including those listed above, many of which are beyond our control. In addition, the terms of these contracts generally require a warranty period, which may be up to ten years long, during which we may be required to repair, replace or rebuild a project in the event of a material defect in the structure of the project. If we do not accurately predict the time and costs of guaranteed maximum price contracts for particular projects, or if the costs of the warranty work exceed the amounts reserved for these matters, we could suffer losses on those projects and our profitability could be less than anticipated.

Failure to implement our property acquisition strategy could impact our profitability.

In the normal course of our business, we continually evaluate a number of potential acquisitions and may acquire additional operating properties. Our inability to successfully implement our acquisition strategy could result in our market penetration decreasing, which could adversely affect our profitability and our ability to satisfy our financial obligations and make distributions to shareholders. Our acquisition activities and their success may be exposed to a number of risks, including the following:

•             we may not be able to identify properties to acquire or effect the acquisition;

•             we may not be able to successfully integrate acquired properties and operations;

•             our estimate of the costs of repositioning or redeveloping the acquired property may prove inaccurate; and

•             the acquired property may fail to perform as we expected in analyzing our investment.

Insufficient cash flow could affect our debt financing and create refinancing risk.

As of December 31, 2005, we had outstanding debt of approximately $2.6 billion. This indebtedness could have important consequences. For example:

•               if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage payments, we could sustain a loss as a result of foreclosure on the mortgage;

•               if cash flow from operations is less than the required principal and interest payments on our existing indebtedness, which in all cases will not have been fully amortized at maturity, we might not be able to refinance the debt or the terms of such refinancing might not be as favorable as the terms of our existing indebtedness;

•             our vulnerability to general adverse economic and industry conditions could be increased; and

•             our flexibility in planning for, or reacting to, changes in our business and industry could be limited.

Issuances of additional debt or equity may adversely impact our financial condition.

Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Losses from catastrophes may exceed our insurance coverage.

We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, may be subject to limitations. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Potential liability for environmental contamination could result in substantial costs.

Under various federal, state and local laws, ordinances and regulations, we are liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we knew of or were responsible for the presence of these substances. These costs may be substantial. Also, if hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.

Additionally, we occasionally develop, manage, lease and/or operate various properties for third parties. Consequently, we may be considered to have been or to be an operator of these properties and, therefore, potentially liable for removal or remediation costs or other potential costs that could relate to hazardous or toxic substances.

Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act, or ADA, the Fair Housing Amendments Act of 1988, or FHAA, and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. Although we believe our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, FHAA and other federal, state and local laws.

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly lower funds available for distribution to shareholders.

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. The Internal Revenue Service may challenge our qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification.

For any taxable year that we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status. We might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from our failure to qualify as a REIT.

Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.

For us to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility that we will fail to qualify as a

REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer or prevent a change in control. These provisions may also deter tender offers for our common shares that may be attractive to you, or limit your opportunity to receive a premium for your shares that might otherwise exist if a third party were attempting to effect a change in control transaction.

We make mezzanine loans that involve risk of loss.

We have made and may continue to make mezzanine loans to various third parties, which are typically secured by multifamily residential real estate and are subordinate to senior mortgages. While these loans are outstanding, we are subject to risks of borrower defaults, bankruptcies, fraud and other losses. In the event of any default under mezzanine loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the loan collateral and the principal amount of the loan. In addition, mezzanine loans involve a higher degree of risk that we may not recover some or all of our investment than senior mortgages due to a variety of factors, including the loan becoming unsecured as a result of foreclosure by the senior lender.

Increased competition could limit our ability to lease apartments or increase or maintain rents.

Our apartment communities compete with numerous housing alternatives in attracting residents, including other rental apartments, condominiums and single-family homes that are available for rent or sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and increase or maintain rents.

Attractive investment opportunities may not be available, which could adversely affect our profitability.

We expect that other real estate investors will compete with us to acquire existing properties and to develop new properties. These competitors, including insurance companies, pension and investment funds, partnerships, investment companies and other apartment REITs, may have greater resources than we do. This competition could increase prices for properties of the type we would likely pursue. As a result, we may not be able, or have the opportunity, to make suitable investments on favorable terms in the future. This could adversely affect our profitability.

We depend on our key personnel.

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Changes in laws and litigation risks could affect our business.

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to satisfy our financial obligations and make distributions to security holders. Changes that increase our potential liability under environmental laws or our expenditures on environmental compliance could have the same impact.

As a large publicly traded owner of multifamily properties, we may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, that if decided adversely to or settled by us could result in liability that is material to our financial condition or results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.           Properties

The Properties

Our properties typically consist of mid-rise buildings and two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans.

Operating Properties

The 191 operating properties, which we owned interests in and operated at December 31, 2005, averaged 899 square feet of living area per apartment home. For the year ended December 31, 2005, no single operating property accounted for greater than 2.0% of our total revenues. The operating properties had a weighted average occupancy rate of 95.0% and 94.0% for 2005 and 2004, respectively. Resident lease terms generally range from six to thirteen months and usually require security deposits. One hundred and sixty-four of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 10 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2000-2005	41
1995-1999	52
1990-1994	21
1985-1989	41
1980-1984	25
Prior to 1980	11

Property Table

The following table sets forth information with respect to our operating properties at December 31, 2005.

OPERATING PROPERTIES

					December 2005 Average Monthly Rental Rates
Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2005 Average Occupancy (1)	Per Apartment	Per Sq. Ft.
ARIZONA
Phoenix
Camden Copper Square	332	2000	786	96.7%	$737	$0.94
Camden Fountain Palms (7)	192	1986/1996	1,050	96.1	739	0.70
Camden Legacy	428	1996	1,067	96.3	899	0.84
Camden Pecos Ranch (7)	272	2001	924	95.9	768	0.83
Camden San Paloma	324	1993/1994	1,042	98.3	951	0.91
Camden Sierra (7)	288	1997	925	96.0	723	0.78
Camden Towne Center (7)	240	1998	871	95.3	746	0.86
Camden Vista Valley	357	1986	923	95.0	658	0.71
Tucson
Camden Pass	456	1984	559	94.1	461	0.83
Camden View	365	1974	1,026	95.9	694	0.68
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	380	2001	1,009	95.3	1,535	1.52
Camden Harbor View	538	2004	976	91.4	2,108	2.16
Camden Martinique	714	1986	795	95.4	1,256	1.58
Camden Parkside (7)	421	1972	835	95.5	1,236	1.48
Camden Sea Palms	138	1990	891	96.1	1,392	1.56
San Diego/Inland Empire
Camden Sierra at Otay Ranch	422	2003	962	91.5	1,353	1.41
Camden Tuscany	160	2003	891	96.9	1,897	2.13
Camden Vineyards	264	2002	1,053	93.5	1,291	1.23
COLORADO
Denver
Camden Arbors	358	1986	810	92.4	695	0.86
Camden Caley	218	2000	925	96.9	784	0.85
Camden Centennial	276	1985	744	95.2	667	0.90
Camden Denver West (4)	320	1997	1,015	92.9	974	0.96
Camden Highlands Ridge	342	1996	1,141	93.0	1,015	0.89
Camden Interlocken	340	1999	1,022	93.5	1,035	1.01
Camden Lakeway	451	1997	919	92.0	891	0.97
Camden Pinnacle	224	1985	748	90.4	683	0.91
DC METRO
Summit Ashburn Farm	162	2000	1,061	95.4	1,257	1.19
Summit Fair Lakes	530	1999	996	96.1	1,408	1.41
Summit Fallsgrove (3)	268	2004	996	97.3	1,446	1.45
Summit Grand Parc	105	2002	904	95.9	1,953	2.16
Summit Lansdowne	690	2002	1,006	95.1	1,254	1.25
Summit Largo	219	2000	1,042	97.4	1,484	1.42
Summit Roosevelt	198	2003	856	98.2	1,941	2.27
Summit Russett	426	2000	1,025	93.2	1,266	1.23
Summit Silo Creek	284	2004	971	95.1	1,212	1.25
FLORIDA
Southeast Florida
Summit Aventura	379	1995	1,106	96.4	1,343	1.21
Summit Brickell	405	2003	937	96.0	1,339	1.43
Summit Doral	260	1999	1,172	97.8	1,336	1.14
Summit Doral Villas	232	2000	1,253	97.6	1,407	1.12
Summit Las Olas (3)	420	2004	1,043	97.6	1,557	1.49
Summit Plantation	502	1997	1,152	97.8	1,221	1.06
Summit Portofino Place	322	1995	1,307	96.7	1,208	0.92
Orlando
Camden Club	436	1986	1,077	97.6	874	0.81
Camden Lago Vista (3)	366	2005	954	96.8	957	1.00
Camden Landings	220	1983	748	98.5	687	0.92

OPERATING PROPERTIES (CONTINUED)

					December 2005 Average Monthly Rental Rates
Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2005 Average Occupancy (1)	Per Apartment	Per Sq. Ft.
Camden Lee Vista	492	2000	937	97.7%	$847	$0.90
Camden Renaissance	578	1996/1998	899	97.6	860	0.96
Camden Reserve	526	1990/1991	824	97.7	760	0.92
Camden World Gateway (9)	408	2000	979	94.8	972	0.99
Summit Hunter’s Creek	270	2000	1,082	98.7	918	0.85
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	94.4	858	0.91
Camden Bay Pointe	368	1984	771	96.9	703	0.91
Camden Bayside	832	1987/1989	748	98.3	729	0.98
Camden Citrus Park	247	1985	704	96.7	664	0.94
Camden Isles	484	1983/1985	722	96.9	662	0.92
Camden Lakes	688	1982/1983	728	96.0	683	0.94
Camden Lakeside	228	1986	728	97.8	706	0.97
Camden Live Oaks	770	1990	1,093	95.5	751	0.69
Camden Preserve	276	1996	942	98.2	967	1.03
Camden Providence Lakes	260	1996	1,024	97.1	851	0.83
Camden Westshore	278	1986	728	97.1	749	1.03
Camden Woods	444	1986	1,223	95.6	840	0.69
GEORGIA
Atlanta
Summit Brookwood	359	2002	906	93.6	969	1.07
Summit Club at Dunwoody	324	1997	1,007	94.9	881	0.88
Summit Deer Creek	292	2000	1,187	93.8	891	0.75
Summit Midtown	296	2001	953	92.2	1,015	1.07
Summit on the River	352	1997	1,103	94.1	818	0.74
Summit Peachtree City	399	2001	1,026	93.7	789	0.77
Summit Shiloh	232	1999/2002	1,151	93.9	805	0.70
Summit St. Clair	336	1997	969	92.9	899	0.93
Summit Stockbridge	304	2003	1,009	94.4	733	0.73
Summit Sweetwater	308	2000	1,151	93.8	774	0.67
KENTUCKY
Louisville
Camden Brookside	224	1987	732	92.9	603	0.82
Camden Downs	254	1975	682	94.5	529	0.78
Camden Meadows	400	1987/1990	746	93.1	604	0.81
Camden Oxmoor	432	2000	903	95.4	731	0.81
Camden Prospect Park	138	1990	916	95.6	697	0.76
MISSOURI
Kansas City
Camden Passage	596	1989/1997	832	94.9	662	0.80
St. Louis
Camden Cedar Lakes	420	1986	852	95.6	623	0.73
Camden Cove West	276	1990	828	92.5	849	1.03
Camden Cross Creek	591	1973/1980	947	94.0	715	0.76
Camden Taravue	304	1975	676	92.8	549	0.81
Camden Trace	372	1972	1,158	95.9	761	0.66
Camden Westchase	160	1986	945	94.7	838	0.89
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	96.9	841	0.89
Camden Breeze	320	1989	846	97.1	780	0.92
Camden Canyon	200	1995	987	98.3	865	0.88
Camden Commons	376	1988	936	96.3	865	0.92
Camden Cove	124	1990	898	98.3	795	0.89
Camden Del Mar	560	1995	986	97.9	915	0.93
Camden Fairways	320	1989	896	98.6	863	0.96
Camden Hills	184	1991	579	98.2	599	1.03

OPERATING PROPERTIES (CONTINUED)

					December 2005 Average Monthly Rental Rates
Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2005 Average Occupancy (1)	Per Apartment	Per Sq. Ft.
Camden Legends	113	1994	792	97.5%	$802	$1.02
Camden Palisades	624	1991	905	98.0	858	0.95
Camden Pines (7)	315	1997	1,005	98.4	888	0.88
Camden Pointe	252	1996	985	98.0	852	0.87
Camden Summit (7)	234	1995	1,187	97.6	1,151	0.97
Camden Tiara (7)	400	1996	1,043	98.0	922	0.88
Camden Vintage	368	1994	978	96.4	857	0.88
Oasis Bay (5)	128	1990	862	97.5	822	0.95
Oasis Crossings (5)	72	1996	983	98.5	830	0.84
Oasis Emerald (5)	132	1988	873	98.4	708	0.81
Oasis Gateway (5)	360	1997	1,146	97.3	921	0.80
Oasis Island (5)	118	1990	901	97.9	732	0.81
Oasis Landing (5)	144	1990	938	97.7	785	0.84
Oasis Meadows (5)	383	1996	1,031	98.0	817	0.79
Oasis Palms (5)	208	1989	880	97.2	784	0.89
Oasis Pearl (5)	90	1989	930	96.8	749	0.81
Oasis Place (5)	240	1992	440	96.7	577	1.31
Oasis Ridge (5)	477	1984	391	96.5	477	1.22
Oasis Sands	48	1994	1,125	97.0	840	0.75
Oasis Sierra (5)	208	1998	922	97.2	870	0.94
Oasis Springs (5)	304	1988	838	98.0	705	0.84
Oasis Vinings (5)	234	1994	1,152	95.6	853	0.74
NORTH CAROLINA
Charlotte
Camden Eastchase	220	1986	698	94.4	546	0.78
Camden Forest	208	1989	703	94.0	569	0.81
Camden Habersham	240	1986	773	95.4	615	0.80
Camden Park Commons	232	1997	859	94.6	684	0.80
Camden Pinehurst	407	1967	1,147	95.1	721	0.63
Camden Timber Creek	352	1984	706	93.2	566	0.80
Summit Ballantyne	400	1998	1,053	93.8	801	0.76
Summit Cotton Mills	180	2002	906	97.7	1,154	1.27
Summit Creek (6)	260	1982	895	95.2	589	0.66
Summit Fairview	135	1983	1,036	97.9	700	0.68
Summit Foxcroft	156	1979	940	94.6	657	0.70
Summit Grandview	266	2000	1,145	96.7	1,242	1.08
Summit Hollow (6)	232	1979	1,039	93.6	640	0.62
Summit Sedgebrook	368	1999	1,017	97.2	736	0.72
Summit Simsbury	100	1985	874	97.6	715	0.82
Summit South End Square	299	2003	883	96.9	1,020	1.16
Summit Stonecrest	306	2001	1,169	95.5	837	0.72
Summit Touchstone	132	1986	899	94.5	658	0.73
Greensboro
Camden Glen	304	1980	662	93.6	559	0.84
Camden Wendover	216	1985	795	94.5	608	0.77
Raleigh
Reunion Park by Summit	420	2000/2004	972	95.3	615	0.63
Summit Crest	438	2001	1,129	92.8	743	0.66
Summit Governor’s Village	242	1999	1,134	93.3	809	0.71
Summit Hill (6)	411	1991	1,036	92.3	708	0.68
Summit Lake	446	1999	1,075	93.1	734	0.68
Summit Overlook	320	2001	1,056	95.4	808	0.77
Summit Westwood	354	1999	1,112	94.2	711	0.64
PENNSYLVANIA
Summit Valleybrook	352	2002	992	92.1	1,166	1.18

OPERATING PROPERTIES (CONTINUED)

					December 2005 Average Monthly Rental Rates
Property and Location	Number of Apartments	Year Placed In Service	Average Apartment Size (Sq. Ft.)	2005 Average Occupancy (1)	Per Apartment	Per Sq. Ft.
TEXAS
Austin
Camden Briar Oaks	430	1980	711	93.8%	$548	$0.77
Camden Gaines Ranch (9)	390	1997	955	85.4	1,004	1.05
Camden Huntingdon	398	1995	903	96.1	699	0.77
Camden Laurel Ridge	183	1986	702	96.2	550	0.78
Camden Ridge View	167	1984	859	95.6	611	0.71
Camden Ridgecrest	284	1995	851	95.9	655	0.77
Camden Woodview	283	1984	644	94.8	552	0.86
Corpus Christi
Camden Breakers	288	1996	868	95.3	853	0.98
Camden Copper Ridge	344	1986	775	95.7	642	0.83
Camden Miramar (8)	778	1994/2004	468	78.5	737	1.57
Dallas/Fort Worth
Camden Addison (7)	456	1996	942	92.9	793	0.84
Camden Buckingham	464	1997	919	96.3	746	0.81
Camden Centreport	268	1997	910	94.1	743	0.82
Camden Cimarron	286	1992	772	97.3	726	0.94
Camden Farmers Market	620	2001	916	91.8	920	1.00
Camden Farmers Market II (2)	284	2005	970	Lease-up	1,008	1.04
Camden Gardens	256	1983	652	94.7	548	0.84
Camden Glen Lakes	424	1979	877	96.1	659	0.75
Camden Highlands	160	1985	816	96.8	606	0.74
Camden Lakeview	476	1985	853	93.8	598	0.70
Camden Legacy Creek	240	1995	831	97.9	751	0.90
Camden Legacy Park	276	1996	871	96.9	756	0.87
Camden Oaks	446	1985	730	93.0	541	0.74
Camden Oasis	602	1986	548	92.4	529	0.97
Camden Place	442	1984	772	96.1	555	0.72
Camden Ridge	208	1985	829	93.1	591	0.71
Camden Springs	304	1987	713	94.6	519	0.73
Camden Terrace	340	1984	848	92.8	590	0.70
Camden Towne Village	188	1983	735	97.3	567	0.77
Camden Trails	264	1984	733	92.6	544	0.74
Camden Valley Creek	380	1984	855	94.7	631	0.74
Camden Valley Park	516	1986	743	95.7	602	0.81
Camden Valley Ridge	408	1987	773	93.3	549	0.71
Camden Westview	335	1983	697	94.6	572	0.82
Houston
Camden Baytown	272	1999	844	95.0	748	0.89
Camden Creek	456	1984	639	92.6	585	0.92
Camden Crossing	366	1982	762	93.2	556	0.73
Camden Greenway	756	1999	861	96.9	915	1.06
Camden Holly Springs (7)	548	1999	934	94.3	869	0.93
Camden Midtown	337	1999	843	97.5	968	1.15
Camden Oak Crest	364	2003	870	94.5	812	0.93
Camden Park (7)	288	1995	866	96.1	747	0.86
Camden Steeplechase	290	1982	748	93.1	592	0.79
Camden Stonebridge	204	1993	845	97.2	743	0.88
Camden Sugar Grove (7)	380	1997	917	96.2	810	0.88
Camden Vanderbilt	894	1996/1997	863	97.6	975	1.13
Camden West Oaks	671	1982	726	91.5	567	0.78
Camden Wilshire	536	1982	761	90.5	582	0.76
Camden Wyndham	448	1978/1981	797	93.1	561	0.70
Total	65,580		899	95.3%	$839	$0.93

(1)       Represents average physical occupancy for the year, including properties acquired in connection with the Summit merger, except as noted below.

(2)       Properties under lease-up at December 31, 2005.

(3)       Development property completed during 2005 - average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(4)       Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(5)       Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(6)       Properties owned through a joint venture in which we own a 25% interest. The remaining interest is owned by an unaffiliated investor.

(7)       Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(8)       Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

(9)       Properties acquired during 2005 – average occupancy calculated from date of acquisition date through year-end.

Completed Properties In Lease-Up

The completed properties in lease-up table is incorporated herein by reference from page 55 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Development Property

The total budgeted cost of the wholly-owned development properties is approximately $491.0 million, with a remaining cost to complete, as of December 31, 2005, of approximately $212.5 million. There can be no assurance that our budget, leasing or occupancy estimates will be attained for the development properties or their performance will be comparable to that of our existing portfolio.

Development Property Table

The development property table is incorporated herein by reference from page 55 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Management believes that we possess the development capabilities and experience to provide a continuing source of portfolio growth. In making development decisions, management considers a number of factors, including the size of the property, projected market rents and expenses, projected local area job growth, cost of single family housing in the area and availability of land for competing development properties. In order to pursue a development opportunity, we currently require a minimum initial stabilized target return of 6% to 10%. This minimum target return is based on projected market rents and projected stabilized expenses, considering the market and the nature of the prospective development.

Item 3.           Legal Proceedings

A summary of legal proceedings is incorporated herein by reference from pages 96 through 98 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Item 4.           Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to this Item 5 is incorporated herein by reference from page 100 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1. The number of holders of record of our common shares, $0.01 par value, as of March 6, 2006, was 1,469.

Item 6.              Selected Financial Data

Information with respect to this Item 6 is incorporated herein by reference from pages 102 and 103 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to this Item 7 is incorporated herein by reference from pages 50 through 68 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this Item 7A is incorporated herein by reference from page 59 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Item 8.              Financial Statements and Supplementary Data

Our financial statements and supplementary financial information for the years ended December 31, 2005, 2004 and 2003 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 69 through 101 of our Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13.1.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.           Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as follows:

A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Deloitte & Touche LLP’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trust Managers and the Shareholders of Camden Property Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Camden Property Trust and subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2005 of the Trust and our reports dated March 8, 2006 expressed unqualified opinions on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Houston, Texas
March 8, 2006

Item 9B.           Other Information

Not applicable.

PART III

Item 10.            Directors and Executive Officers of the Registrant

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2006 in connection with the Annual Meeting of Shareholders to be held May 2, 2006.

Item 11.            Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2006 in connection with the Annual Meeting of Shareholders to be held May 2, 2006.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2006 in connection with the Annual Meeting of Shareholders to be held May 2, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,380,062	$36.30	3,458,630
Equity compensation plans not approved by security holders	—	—	—
Total	3,380,062	$36.30	3,458,630

Item 13.            Certain Relationships and Related Transactions

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2006 in connection with the Annual Meeting of Shareholders to be held May 2, 2006.

Item 14.            Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2006 in connection with the Annual Meeting of Shareholders to be held May 2, 2006.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)          (1)   Financial Statements:

Our financial statements and supplementary financial information for the years ended December 31, 2005, 2004 and 2003 are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at F-1 and are incorporated herein by reference from pages 69 through 101 of our Annual Report to the Shareholders for the year ended December 31, 2005, which are filed as Exhibit 13.1.

(2)   Financial Statement Schedules:

The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data at page F-1 are filed as part of this Report.

(3)          Index to Exhibits:

Number	Title

2.1

Agreement and Plan of Merger, dated as of October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Current Report on Form 8-K filed on October 5, 2004 (File No. 001-12110).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s
Form 8-K filed on October 6, 2004 (File No. 001-12110).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc. Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Form 8-K filed on January 25, 2005 (File No. 001-12110).

3.1

Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-K for the year ended December 31, 1993 (File No. 001-12110).

3.2

Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust. Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 1997 (File No. 001-12110).

3.3	Second Amended and Restated Bylaws of Camden Property Trust. Incorporated by reference from Exhibit 3.3 to Camden Property Trust’s Form 10-K for the year ended December 31, 1997 (File No. 1-12110).

4.1

Specimen certificate for Common Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-11 filed on September 15, 1993 (File No. 033-68736).

4.2

Indenture dated as of April 1, 1994 by and between Camden Property Trust and The First National Bank of Boston, as Trustee. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Registration Statement on Form S-11 filed on April 12, 1994 (File No. 033-76244).

4.3

Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on February 15, 1996 (File No. 001-12110).

4.4

First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas N.A., as trustee. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on February 15, 1996 (File No. 001-12110).

4.5	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on December 2, 1996 (File No. 001-12110).

4.6

Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as trustee. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-3 filed on February 12, 2003 (File No. 333-103119).

4.7

Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 99.3 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 001-12110).

4.8

Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein. Incorporated by reference from Exhibit 4.8 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

4.9

Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 001-12110).

4.10

Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003. Incorporated by reference from Exhibit 4.10 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

4.11	Form of Camden Property Trust 7% Note due 2006. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on February 20, 2001 (File No. 001-12110).

4.12	Form of Camden Property Trust 7.625% Note due 2011. Incorporated by reference from Exhibit 4.4 to Camden Property Trust’s Form 8-K filed on February 20, 2001 (File No. 001-12110).

4.13	Form of Camden Property Trust 6.75% Note due 2010. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on September 17, 2001 (Filed on No. 001-12110).

4.14	Form of Camden Property Trust 5.875% Note due 2007. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on June 4, 2002 (File No. 001-12110).

4.15	Form of Camden Property Trust 5.875% Note due 2012. Incorporated by reference from Exhibit 4.3 to Camden Property Trust’s Form 8-K filed on November 25, 2002 (File No. 001-12110).

4.16	Form of Camden Property Trust 5.375% Note due 2013. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on December 9, 2003 (File No. 001-12110).

4.17

Form of Registration Rights Agreement between Camden Property Trust and the holders named therein. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form S-4 filed on November 24, 2004 (File No. 333-120733).

4.18	Form of Camden Property Trust 4.375% Note due 2010. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on December 20, 2004 (File No. 001-12110).

4.19	Form of Camden Property Trust 4.70% Note due 2009. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on July 12, 2004 (File No. 001-12110).

4.20	Form of Camden Property Trust 5.00% Note due 2015. Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on June 7, 2005 (File No. 001-12110).

4.21	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference from Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on August 11, 1997 (File No. 000-22411).

4.22

Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference from Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411).

4.23

Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference from Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411).

4.24

Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank. Incorporated by reference from Exhibit 4.2 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on June 2, 1998 (File No. 000-22411).

4.25

Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note. Incorporated by reference from Exhibit 4.2 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on April 28, 2000 (File No. 000-22411).

4.26

Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, National Association. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on June 23, 2005 (File No. 001-12110).

4.27

7.59% Medium-Term Note due 2009 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on March 18, 1999. Incorporated by reference from Exhibit 4.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411).

4.28

8.50% Medium-Term Note due 2010 in the principal amount of $10,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on July 19, 2000. Incorporated by reference from Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792).

4.29

8.037% Medium-Term Note due 2005 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on November 17, 2000. Incorporated by reference from Exhibit 4.2.9 to Summit Properties Inc.’s Form 10-K for the year ended December 31, 2000 (File No. 001-12792).

4.30

7.04% Medium-Term Note due 2006 in the principal amount of $25,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on May 9, 2001. Incorporated by reference from Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792).

4.31

7.703% Medium-Term Note due 2011 in the principal amount of $35,000,000 issued by Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) on May 9, 2001. Incorporated by reference from Exhibit 10.3 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792).

10.1

Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers. Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust’s Registration Statement on Form S-11 filed on July 9, 1993 (File No. 033-63588).

10.2

Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and Richard J. Campo. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003 (File No. 001-12110).

10.3

Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and D. Keith Oden. Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003 (File No. 001-12110).

10.4

Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers. Incorporated by reference from Exhibit 10.13 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996 (File No. 001-12110).

10.5	Camden Property Trust Key Employee Share Option Plan. Incorporated by reference from Exhibit 10.14 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996 (File No. 001-12110).

10.6

Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes. Incorporated by reference from Exhibit 1.1 to Camden Property Trust’s Form 8-K filed on March 21, 1997 (File No. 001-12110).

10.7

Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees. Incorporated by reference from Exhibit 10.7 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

10.8

Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers. Incorporated by reference from Exhibit 10.8 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

10.9

Form of Master Exchange Agreement between Camden Property Trust and certain key employees. Incorporated by reference from Exhibit 10.9 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

10.10

Form of Master Exchange Agreement between Camden Property Trust and certain trust managers. Incorporated by reference from Exhibit 10.10 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

10.11

Form of Credit Agreement dated August 15, 2002 between Camden Property Trust and Bank of America, N.A. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on August 21, 2002 (File No. 001-12110).

10.12

Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form S-4 filed on February 26, 1997 (File No. 333-22411).

10.13

Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on July 15, 1998 (File No. 001-12110).

10.14

Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, dated as of October 23, 1998, by and among Oasis Residential, Inc. and the persons named therein. Incorporated by reference from Exhibit 10.59 to Oasis Residential, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12428).

10.15	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed thereon. Incorporated by reference from Exhibit 10.60 to Oasis

Residential, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12428).

10.16

Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 001-12110).

10.17

First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999. Incorporated by reference from Exhibit 99.2 to Camden Property Trust’s Form 8-K filed on March 10, 1999 (File No. 001-12110).

10.18

Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999. Incorporated by reference from Exhibit 10.15 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.19

Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003. Incorporated by reference from Exhibit 10.19 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003 (File No. 001-12110).

10.20

Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999. Incorporated by reference from Exhibit 10.16 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.21

Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000. Incorporated by reference from Exhibit 10.17 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.22

Amended and Restated 1993 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.18 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.23	Camden Property Trust 1999 Employee Share Purchase Plan. Incorporated by reference from Exhibit 10.19 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.24

Form of Senior Executive Loan Guaranty between Camden Operating L.P., Camden USA, Inc. and Bank One, NA. Incorporated by reference from Exhibit 10.20 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999 (File No. 001-12110).

10.25

Amended and Restated 2002 Share Incentive Plan of Camden Property Trust. Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-12110).

10.26	Camden Property Trust Short Term Incentive Plan. Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-12110).

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

10.29

Form of Credit Agreement dated January 19, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, the Lenders named therein and the Banc of America Securities LLC, as sole lead manager. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 20, 2005 (File No. 001-12110).

10.30

Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 18, 2005 (File No. 001-12110).

10.31

Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust, Bank of America, N.A., as administrative agent for itself and such other entities from time to time designated as “Lenders” under the Credit Agreement (as defined therein). Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 20, 2006 (File No. 001-12110).

10.32	Summit Properties Inc.’s 1994 Stock Option and Incentive Plan, as amended and restated. Incorporated by reference from Exhibit 4.5 to Summit Properties Inc.’s Form S-8 (Registration No. 333-79897).

10.33

Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001. Incorporated by reference from Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792).

10.34

Employment Agreement, dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001. Incorporated by reference from Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 001-12792).

10.35

Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen. Incorporated by reference from Exhibit 10.5 to Summit Properties Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 001-12792).

10.36

Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr. Incorporated by reference from Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792).

10.37

Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company. Incorporated by reference from Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792).

10.38

Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company. Incorporated by reference from Exhibit 10.8.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792).

10.39

Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on April 28, 2005 (File No. 001-12110).

10.40

Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen. Incorporated by reference from Exhibit 99.2 to Camden Property Trust’s Form 8-K filed on April 28, 2005 (File No. 001-12110).

10.41

Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company. Incorporated by reference from Exhibit 10.1 to Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 10-Q for the quarter ended June 30, 2003 (File No. 000-22411).

10.42

Distribution Agreement, dated as of April 20, 2000 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein. Incorporated by reference from Camden Summit Partnership, L.P.’s (f/k/a Summit Properties Partnership, L.P.) Form 8-K filed on April 28, 2000 (File No. 000-22411).

10.43

First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the agents named therein. Incorporated by reference from Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001 (File No. 001-12792).

12.1*	Statement re Computation of Ratios

13.1*	Selected pages of the Camden Property Trust Annual Report to Shareholders for the year ended December 31, 2005.

21.1*	Subsidiaries of Camden Property Trust.

23.1*	Consent of Deloitte & Touche LLP.

24.1*

Powers of Attorney for Richard J. Campo, D. Keith Oden, Dennis M. Steen, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven A. Webster

31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 10, 2006.

31.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 10, 2006.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2006	CAMDEN PROPERTY TRUST

	By:	/s/ Dennis M. Steen
Dennis M. Steen
Chief Financial Officer,
Senior Vice President – Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Richard J. Campo	Chairman of the Board of Trust	March 10, 2006
	Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

	/s/ D. Keith Oden	President, Chief Operating Officer	March 10, 2006
	D. Keith Oden	and Trust Manager

	/s/ Dennis M. Steen	Chief Financial Officer, Senior Vice	March 10, 2006
	Dennis M. Steen	President-Finance and Secretary (Principal Financial Officer)

	*	Trust Manager	March 10, 2006
William R. Cooper

	*	Trust Manager	March 10, 2006
George A. Hrdlicka

	*	Trust Manager	March 10, 2006
Scott S. Ingraham

	*	Trust Manager	March 10, 2006
Lewis A. Levey

	*	Trust Manager	March 10, 2006
William B. McGuire, Jr.

	*	Trust Manager	March 10, 2006
F. Gardner Parker

	*	Trust Manager	March 10, 2006
William F. Paulsen

	*	Trust Manager	March 10, 2006
Steven A. Webster

*By:	/s/ Dennis M. Steen
Dennis M. Steen
Attorney-in-fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(1) are listed below:

CAMDEN PROPERTY TRUST

Financial Statements (incorporated by reference under Item 8 of Part II from pages 69 through 101 of our Annual Report to Shareholders for the year ended December 31, 2005):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

The following financial statement supplementary data of Camden Property Trust and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Report of Independent Registered Public Accounting Firm (included herein)

Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and the Shareholders of Camden Property Trust

We have audited the consolidated financial statements of Camden Property Trust and subsidiaries (the “Trust”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 8, 2006; such consolidated financial statements and our report thereon are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference; our report relating to management’s report on the effectiveness of internal control over financial reporting is included herein. Our audits also included the consolidated financial statement schedules of the Trust listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Trust’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 8, 2006

F-2

Schedule III

CAMDEN PROPERTY TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in thousands)

Description			Initial Cost To Camden Property Trust		Cost Capitalized Subsequent to	Gross Amount at Which Carried at December 31, 2005 (a)				Date
Property Name	Location	Encumbrances	Land	Building and Improvements	Acquisition or Development	Land	Building	Total	Accumulated Depreciation	Constructed or Acquired	Depreciable Life (Years)
Apartments	TX (b)	$9,897	$117,853	$620,118	$87,228	$117,853	$707,346	$825,199	$239,162	1993-2005	3-35
Apartments	AZ (c)	—	17,691	90,067	5,612	17,691	95,679	113,370	23,568	1994-2002	3-35
Apartments	MO	13,425	18,148	120,851	21,529	18,148	142,380	160,528	66,027	1997	3-35
Apartments	KY	17,100	5,107	66,993	7,559	5,107	74,552	79,659	26,077	1997-2000	3-35
Apartments	FL (d)	153,446	114,985	731,010	44,299	114,985	775,309	890,294	122,459	1997-2005	3-35
Apartments	NC	143,801	76,491	435,340	19,691	76,491	455,031	531,522	57,282	1997-2005	3-35
Apartments	NV	12,772	37,613	219,602	20,288	37,613	239,890	277,503	71,647	1998-1999	3-35
Apartments	CO	20,695	21,907	164,470	9,733	21,907	174,203	196,110	43,117	1998-2000	3-35
Apartments	CA (e)	45,474	76,407	357,944	8,077	76,407	366,021	442,428	46,114	1998-2005	3-35
Apartments	DC	—	28,127	130,963	403	28,127	131,366	159,493	3,376	2005	3-35
Apartments	GA	63,209	56,243	251,291	2,105	56,243	253,396	309,639	6,984	2005	3-35
Apartments	MD	75,366	31,054	143,619	415	31,054	144,034	175,088	3,728	2005	3-35
Apartments	PA	—	7,287	38,857	102	7,287	38,959	46,246	1,073	2005	3-35
Apartments	VA	70,742	37,941	242,190	613	37,941	242,803	280,744	6,036	2005	3-35
Projects Under Development	FL	—	11,395	2,422	—	11,395	2,422	13,817	—	1998-2005	3-35
Projects Under Development	TX	—	31,464	30,953	—	31,464	30,953	62,417	—	1998-2005	3-35
Projects Under Development	VA	—	42,444	79,843	—	42,444	79,843	122,287	—	2004-2005	3-35
Projects Under Development	MD	—	44,223	28,882	—	44,223	28,882	73,105	—	2005	3-35
Projects Under Development	NC	—	2,274	41,130	—	2,274	41,130	43,404	—	2005	3-35
Total		$625,927	$799,013	$3,834,132	$227,654	$799,013	$4,061,786	$4,860,799	$716,650

(a)       The aggregate cost for federal income tax purposes at December 31, 2005 was $3.1 billion.

(b)       Excludes land and three operating properties classified as held for sale with gross book value of $8,200 and $36,196 respectively, and accumulated depreciation of $15,140.

(c)        Excludes two operating properties classified as held for sale with gross book value of $36,383 and accumulated depreciation of $20,152.

(d)       Excludes land and two operating properties classified as held for sale with gross book value of $8,100 and $122,750, respectively, and accumulated depreciation of $13,848.

(e)        Excludes land classified as held for sale with gross book value of $9,600.

The changes in total real estate assets for the years ended December 31:

	2005	2004	2003
Balance, beginning of the period	$3,087,018	$3,088,823	$3,020,584
Additions During the period:
Acquisition - Other	99,991	—	—
Acquisition - Summit	1,978,593	—	—
Development	166,921	83,006	79,970
Improvements	41,022	26,319	22,287
Deductions during period:
Cost of real estate sold	(291,162)	(37,746)	(34,018)
Transferred to held for sale	(221,584)	(73,384)	—
Balance, end of period	$4,860,799	$3,087,018	$3,088,823

The changes in accumulated depreciation for the years ended December 31:

	2005	2004	2003
Balance, beginning of the period	$688,333	$601,688	$498,776
Depreciation	136,444	104,339	103,354
Real Estate Sold	(58,987)	(6,728)	(442)
Classification to held for sale	(49,140)	(10,966)	—
Balance, end of period	$716,650	$688,333	$601,688

Schedule IV

CAMDEN PROPERTY TRUST

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

($ in thousands)

Description	Interest rate	Final maturity date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Apartments
Second Mortgages
Dallas/Fort Worth, Texas	12.50%	December 2008	Interest Only	$4,075	$4,052
Austin, Texas	13.00%	December 2008	Interest Only	2,500	2,484
Dallas/Fort Worth, Texas	12.50%	April 2009	Interest Only	2,870	2,870
Ashburn, Virginia	14.00%	December 2006	Interest Only	11,916	11,916

Undeveloped Land
First Mortgage
Houston, Texas	Prime + 1.00%	November 2006	Interest Only	3,855	3,855
Total				$25,216	$25,177

(a)    The aggregate cost at December 31, 2005 for federal income tax purposes is $25,177

Changes in mortgage loans for the years ended December 31, 2005, 2004 and 2003 are summarized below.

	2005	2004	2003
Balance at beginning of year	$54,914	$50,433	$14,703
Additions:
Advances under real estate loans	1,939	13,801	36,630
Deductions:
Collections of principal	31,676	9,320	900
Balance at end of year	$25,177	$54,914	$50,433