Form 10-Q
period 2006-03-31
CAMDEN PROPERTY TRUST
filed 2006-05-09
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 3, 2006, there were 52,467,964 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Real estate assets, at cost
Land	$664,219	$646,854
Buildings and improvements	3,892,700	3,840,969
	4,556,919	4,487,823
Accumulated depreciation	(732,984)	(716,650)
Net operating real estate assets	3,823,935	3,771,173
Properties under development, including land	419,843	372,976
Investments in joint ventures	8,199	6,096
Properties held for sale	188,477	172,112
Total real estate assets	4,440,454	4,322,357

Accounts receivable – affiliates	33,361	34,084
Notes receivable
Affiliates
Other	13,264	13,261
Other assets, net	102,269	99,516
Cash and cash equivalents	1,256	1,576
Restricted cash	5,269	5,089
Total assets	$4,618,404	$4,487,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$2,118,403	$2,007,164
Secured	623,250	625,927
Accounts payable and accrued expenses	116,215	108,979
Accrued real estate taxes	17,818	26,070
Other liabilities	98,327	88,811
Distributions payable	40,612	38,922
Total liabilities	3,014,625	2,895,873

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	113,034	112,637
Other minority interests	10,512	10,461
Total minority interests	221,471	221,023

Shareholders’ equity
Common shares of beneficial interest	610	608
Additional paid-in capital	1,908,099	1,902,595
Distributions in excess of net income	(289,482)	(295,074)
Employee notes receivable	(2,046)	(2,078)
Treasury shares, at cost	(234,873)	(235,148)
Total shareholders’ equity	1,382,308	1,370,903
Total liabilities and shareholders’ equity	$4,618,404	$4,487,799

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
Property revenues
Rental revenues	$131,426	$100,687
Other property revenues	12,410	9,162
Total property revenues	143,836	109,849
Property expenses
Property operating and maintenance	38,077	31,521
Real estate taxes	15,750	12,219
Total property expenses	53,827	43,740
Non-property income
Fee and asset management	2,477	7,306
Sale of technology investments	—	24,199
Interest and other income	753	3,223
Income on deferred compensation plans	50	23
Total non-property income	3,280	34,751
Other expenses
Property management	4,226	3,220
Fee and asset management	1,366	1,948
General and administrative	7,414	5,276
Transaction compensation and merger expenses	—	13,824
Interest	31,037	23,501
Depreciation and amortization	37,053	30,855
Amortization of deferred financing costs	1,047	1,221
Expense on deferred compensation plans	50	23
Total other expenses	82,193	79,868
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	11,096	20,992
Gain on sale of properties, including land	499	132,117
Equity in income of joint ventures	2,317	110
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,778)
Original issuance costs on redeemed perpetual preferred units	—	(365)
Income allocated to common units and other minority interests	(1,279)	(1,131)
Income from continuing operations	10,883	149,945
Income from discontinued operations	3,965	2,342
Gain on sale of discontinued operations	27,392	14,391
Income from discontinued operations allocated to common units	(797)	(14)
Net income	$41,443	$166,664

Earnings per share – basic
Income from continuing operations	$0.20	$3.27
Income from discontinued operations	0.56	0.36
Net income	$0.76	$3.63

Earnings per share – diluted
Income from continuing operations	$0.20	$3.06
Income from discontinued operations	0.55	0.34
Net income	$0.75	$3.40

Distributions declared per common share	$0.66	$0.635
Weighted average number of common shares outstanding	54,290	45,900
Weighted average number of common and common dilutive equivalent shares outstanding	55,474	49,374

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$41,443	$166,664
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	37,399	33,084
Amortization of deferred financing costs	1,047	1,221
Equity in income of joint ventures	(2,317)	(110)
Gain on sale of properties, including land	(499)	(132,117)
Gain on sale of discontinued operations	(27,392)	(14,391)
Gain on sale of technology investments	—	(24,199)
Original issuance costs on redeemed perpetual preferred units	—	365
Income allocated to common units and other minority interests, including discontinued operations	2,076	1,145
Accretion of discount on unsecured notes payable	177	151
Amortization of share-based compensation	1,936	6,056
Interest on employee notes receivable	(4)	—
Net change in operating accounts	9,379	16,555
Net cash provided by operating activities	63,245	54,424

Cash flows from investing activities
Cash of Summit at merger date	—	16,696
Cash consideration paid for Summit	—	(458,050)
Payment of merger related liabilities	(4,315)	(41,508)
Net proceeds from sales of assets to joint ventures	7,813	316,746
Increase in investment in joint ventures	(308)	-
Increase in real estate assets	(153,311)	(39,826)
Net proceeds from sales of properties, including land and discontinued operations	40,231	35,372
Increase in notes receivable – other	(3)	(8)
Payments received on notes receivable – other	—	12,281
Distributions from joint ventures	6,886	45,784
Proceeds from the sale of technology investments	—	24,612
Change in restricted cash	(180)	(384)
Increase in non-real estate assets and other	(687)	(340)
Net cash used in investing activities	(103,874)	(88,625)

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$162,000	$309,000
Repayment of Summit secured credit facility	—	(188,500)
Repayment of notes payable	(53,615)	(1,931)
Distributions to shareholders and minority interests	(45,873)	(55,301)
Redemption of perpetual preferred units	—	(17,500)
Repayment of employee notes receivable	36	855
Repurchase of common units	(113)	(3,661)
Net decrease (increase) in accounts receivable – affiliates	873	(1,284)
Increase in notes receivable - affiliates	(22,668)	(362)
Common share options exercised	1,280	867
Payment of deferred financing costs	(2,233)	(4,613)
Other	622	729
Net cash used in financing activities	40,309	38,299
Net (decrease) increase in cash and cash equivalents	(320)	4,098
Cash and cash equivalents, beginning of period	1,576	2,253
Cash and cash equivalents, end of period	$1,256	6,351

Supplemental information
Cash paid for interest, net of interest capitalized	$28,540	$17,760
Interest capitalized	5,199	3,134

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,881	$1,587,772
Liabilities assumed	1,881	978,839
Common shares issued	—	544,065
Common units issued	—	81,564
Value of shares issued under benefit plans, net	15,827	9,711
Cancellation of notes receivable – affiliate in connection with property acquisition	12,053	—
Distributions declared but not paid	20,555	4,619
Conversion of operating partnership units to common shares	170	—
Contribution of real estate assets to joint ventures	3,173	45,297

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Consolidated Financial Statements

(Unaudited)

1.                                         Organization

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Property Trust as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Organization

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities. As of March 31, 2006, we owned interests in, operated or were developing 200 multifamily properties containing 68,903 apartment homes located in thirteen states. We had 4,519 apartment homes under development at thirteen of our multifamily properties, including 561 apartment homes at two multifamily properties owned through joint ventures. We had eight properties containing 3,691 apartment homes which were designated as held for sale. Additionally, we had several sites that we intend to develop into multifamily apartment communities.

As of March 31, 2006, we had operating properties in 22 markets. No single market contributed more than 10% of our net operating income (as defined in Reportable Segments in Note 3) for the three months then ended. Our largest markets for the three months ended March 31, 2006 were Washington, D.C. Metro, Tampa and Dallas which contributed 9.6%, 8.8% and 8.2%, respectively, to our net operating income.

2.                                      Merger with Summit Properties Inc.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”). At the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P. As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

The aggregate consideration paid for the merger was as follows:

(in thousands)

Fair value of Camden common shares issued	$544,065
Fair value of Camden Summit Partnership units issued	81,564
Cash consideration paid for Summit common shares and partnership units exchanged	458,050
Total consideration	1,083,679
Fair value of liabilities assumed, including debt	984,847
Total purchase price	$2,068,526

Revisions to the purchase price during the first quarter of 2006 included increases of $1.3 million to land and $0.7 million to properties under development, including land, as a result of our allocation of purchase price adjustments which primarily related to increases of $1.9 million in accounts payable, accrued expenses and other liabilities for litigation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the time of merger, net of cash acquired:

(in thousands)

Land	$299,321
Buildings and improvements	1,528,124
Properties under development, including land	153,142
Investments in joint ventures	2,652
Properties held for sale	29,741
Other assets, including the value of in-place leases of $32.7 million	37,308
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets acquired	2,068,526
Notes payable	880,829
Accounts payable, accrued expenses and other liabilities	97,612
Employee notes receivable	(3,882)
Other minority interests	10,288
Fair value of liabilities assumed, including debt	984,847
Total consideration	$1,083,679

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs. Of this amount, Summit had paid $26.3 million prior to the effective time of the merger. As of March 31, 2006, substantially all costs were paid.

The following unaudited pro forma financial information for the three months ended March 31, 2005 gives effect to the merger as if it had occurred at the beginning of the period presented. The pro forma financial information for the three months ended March 31, 2005 includes pro forma results for the first two months of 2005 and actual results for March 2005. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

(in thousands, except per share amounts)

Three Months Ended March 31, 2005

Total property revenues	$137,453
Net income to common shareholders	151,896
Net income per common and common equivalent share	$2.65

3.                                      Significant Accounting Policies

Operating Partnership and Minority Interests. Approximately 18% of our multifamily apartment homes at March 31, 2006 were held in Camden Operating, L.P (“Camden Operating”). Camden Operating has issued both common and preferred limited partnership units. As of March 31, 2006, we held 83.0% of the common limited partnership units and the sole 1.0% general partnership interest of the operating partnership. The remaining 16.0% of the common limited partnership units, comprising 1.9 million units, are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.

Camden Operating had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of March 31, 2006. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in 2008 by Camden Operating for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt. In connection with our joint venture in Camden Main & Jamboree, LP, as discussed in Note 6, “Investments in Joint Ventures,” we issued 28,999 Class B preferred units during the three months ended March 31, 2006. Distributions on the Series B preferred units totaled $1.8 million for the three months ended March 31, 2006 and 2005.

In 2002, Summit entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in the Washington, D.C. Metro area, in a manner to permit the use of federal rehabilitation income tax credits. The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. As a result of the merger, we have assumed these joint ventures and they are consolidated into our financial statements. As of March 31, 2006, the minority interest balance in these joint ventures totaled $9.7 million.

At March 31, 2006, approximately 23% of our multifamily apartment units were held in the Camden Summit Partnership. This operating partnership has issued common limited partnership units. As of March 31, 2006, we held 91.9% of the common limited partnership units and the sole 1.0% general partnership interest of the Camden Summit Partnership. The remaining 7.1% of the common limited partnership units were primarily held by former officers, directors and investors of Summit. No member of our management owns Camden

Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

Reportable Segments. The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 97.8% and 91.2% of our total consolidated revenues, excluding non-recurring gains on technology investments, for the three months ended March 31, 2006 and 2005, respectively. Although our multifamily communities are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. In addition to Generally Accepted Accounting Principles (“GAAP”) measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income. Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management revenues and expenses and other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests:

(in thousands)

	Three Months Ended March 31,
	2006	2005

Total property revenues	$143,836	$109,849
Total property expenses	53,827	43,740
Net operating income	90,009	66,109
Less other expenses:
Depreciation and amortization	37,053	30,855
Interest	31,037	23,501
Transaction compensation and merger expenses	—	13,824
General and administrative	7,414	5,276
Property management	4,226	3,220
Fee and asset management	1,366	1,948
Amortization of deferred financing costs	1,047	1,221
Expense on deferred compensation plans	50	23
Total other expenses	82,193	79,868
Add non-property income:
Fee and asset management	2,477	7,306
Sale of technology investment	—	24,199
Interest and other income	753	3,223
Income on deferred compensation plans	50	23
Total non-property income	3,280	34,751
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	$11,096	$20,992

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

Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, including above and below market leases, and acquired liabilities. We then allocate the purchase price of the acquired property based on relative fair value. We assess fair value based on estimated cash flow projections and available market information.

Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $5.2 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively. Capitalized real estate taxes were $0.7 million for the three months ended March 31, 2006 and 2005. All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items which were previously considered carrying costs.

We capitalized $8.7 million and $7.5 million during the three months ended March 31, 2006 and 2005, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	6-13 months

Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $9.3 million for the three months ended March 31, 2006 and $7.8 million for the three months ended March 31, 2005. Costs recorded as repair and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and costs to sell, an impairment charge equal to the excess is recognized. During the three months ended March 31, 2006 and 2005, we did not recognize any expense due to impairments of long-lived assets.

Discontinued Operations. In accordance with SFAS No. 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of earnings that are classified as discontinued operations include net operating income and depreciation expense. The gain or loss on the eventual disposal of the held for sale properties is also classified as discontinued operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requiring that the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation.”

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those which are in a transition phase (such as SFAS No. 123(R)) as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentations. In our Consolidated Statements of Cash Flows for the three months ended March 31, 2006, we present changes in restricted cash and changes in tenant security deposits liabilities as changes in an investing activity and a financing activity, respectively. We previously presented such changes as operating activities. In the accompanying Consolidated Statements of Cash Flows for the three months ended March 31, 2005, we reclassified these changes in balances to be consistent with our 2006 presentation which resulted in a $0.4 million and $0.5 million decrease to investing cash flows and financing cash flows, respectively, with a corresponding $0.9 million increase to operating cash flows, from the amounts previously reported.

In our Consolidated Statements of Operations for the three months ended March 31, 2006, we present separately income on deferred compensation plans and expense on deferred compensation plans. In the accompanying Consolidated Statements of Operations for the three months ended March 31, 2005, we reclassified the income and expense on deferred compensation plans to be consistent with our 2006 presentation which resulted in a $23,000 increase to non-property income and to other expenses.

4.                                      Per Share Data

Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2006, 3.5 million units convertible into common shares were excluded from the diluted earnings per share calculated as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Basic earnings per share calculation
Income from continuing operations	$10,883	$149,945
Income from discontinued operations, including gain on sale	30,560	16,719
Net income	$41,443	$166,664

Income from continuing operations – per share	$0.20	$3.27
Income from discontinued operations, including gain on sale –per share	0.56	0.36
Net income – per share	$0.76	$3.63

Weighted average number of common shares outstanding	54,290	45,900

Diluted earnings per share calculation
Income from continuing operations	$10,883	$149,945
Income allocated to common units	4	1,145
Income from continuing operations, as adjusted	10,887	151,090
Income from discontinued operations, including gain on sale	30,560	16,719
Net income, as adjusted	$41,447	$167,809

Income from continuing operations, as adjusted – per share	$0.20	$3.06
Income from discontinued operations, including gain on sale–per share	0.55	0.34
Net income, as adjusted – per share	$0.75	$3.40

Weighted average common shares outstanding	54,290	45,900
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	660	436
Common units	524	3,038
Weighted average common shares outstanding, as adjusted	55,474	49,374

5.             Property Acquisitions and Dispositions

Acquisitions. On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party. In consideration for such assignment and assumption, we paid Westwind $31.0 million, of which a $2.0 million non-refundable earnest money deposit was paid in October 2005. Concurrently with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled. Additionally, we repaid the outstanding balance of the construction loan, totaling $46.8 million, which had been provided to the joint venture by a third-party lender. We used proceeds from our unsecured line of credit facility to fund this purchase. The intangible assets acquired at acquisition include in-places leases of $0.5 million. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. Initial valuations are subject to change until such information is finalized no later than twelve months from the date of acquisition.

Dispositions and Assets Held for Sale. Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three months ended March 31, 2006 and 2005, income from discontinued operations included the results of operations of eight operating properties, containing 3,691 apartment homes, classified as held for sale at March 31, 2006 and the results of operations of two operating properties sold in 2006 through their sale dates. For the three months ended March 31, 2005, income from discontinued operations also included the results of operations of all communities classified as held for sale at March 31, 2005, including one operating property sold during the first quarter of 2005. As of March 31, 2006, the eight operating properties had a net book value of $156.7 million.

The following is a summary of income from discontinued operations for the years presented below:

(in thousands)

	Three Months Ended March 31,
	2006	2005
Property revenues	$8,577	$9,140
Property expenses	4,266	4,569
Net operating income	4,311	4,571
Depreciation	346	2,229
Income from discontinued operations	$3,965	$2,342

For the three months ended March 31, 2006, we recognized gains on sale of discontinued operations of $27.4 million from the sale of two operating properties, containing 525 apartment homes. These sales generated net proceeds of approximately $40.2 million. For the three months ended March 31, 2005, we recognized gains on sale of discontinued operations of $14.4 million on the sale of one operating property, containing 432 apartment homes. This sale generated net proceeds of approximately $35.4 million.

At March 31, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)

Location	Acres	Net Book Value

Dallas	7.0	$8.2
Southeast Florida	4.8	13.9
Los Angeles/Orange County, CA	2.1	9.7
Total land held for sale		$31.8

Subsequent to March 31, 2006, we sold Camden Trails, a 264 apartment home community located in Dallas, Texas, for $8.8 million and Camden Pass, a 456 apartment home community located in Tucson, Arizona, for $20.3 million.

6.             Investments in Joint Ventures

The joint ventures described below do not qualify as variable interest entities under the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46(R)”) or the consolidation requirements of the Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  Accordingly, we utilize the guidance provided by SOP 78-9 and Accounting Principles Board (“APB”) Opinion 18, when determining the basis of accounting for these ventures. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. The joint ventures in which we have an interest have been funded with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures.

In June 1998, we completed a transaction in which Camden USA, Inc. and TMT-Nevada, LLC, a wholly-owned subsidiary of a private pension fund, formed Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”). We entered into this transaction to reduce our market risk in the Las Vegas area. TMT-Nevada holds an 80% interest in Sierra-Nevada and Camden USA, Inc. holds the remaining 20% interest. We are providing property management services to the joint ventures, and fees earned for these services totaled $0.2 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, Sierra-Nevada owned 14 apartment communities with 3,098 apartment homes and had total assets of $138.0 million and secured debt totaling $179.9 million.

In April 1998, we acquired, through one of our wholly-owned subsidiaries, a 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320 apartment home community located in Denver, Colorado. The remaining 50% interest is owned by a private investor. We are providing property management services to the joint venture, and fees earned for these services totaled $19,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, Denver West had total assets of $22.5 million and unsecured debt totaling $17.3 million.

As a result of the Summit merger, we assumed a 25% interest in the Station Hill, LLC (“Station Hill”) joint venture, in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. In January 2006, Station Hill sold two properties, Summit Creek, a 260 apartment home community located in Charlotte, North Carolina, and Summit Hill, a 411 apartment home community located in Raleigh, North Carolina, for an aggregate of $47.5 million. Our share of these dispositions totaled $11.9 million. We are providing property management services to the joint venture, and fees earned for these services totaled $19,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the joint venture had one 232 apartment home community located in Charlotte, North Carolina with total assets of $11.8 million and had third-party secured debt totaling $9.1 million.

In March 2005, we sold 12 apartment communities containing 4,034 apartment homes (located in the Las Vegas, Phoenix, Houston, Dallas, and Orange County, California markets) to 12 individual affiliated joint ventures in return for a 20% minority interest in the joint ventures, totaling $45.3 million and approximately $369.3 million in cash. Of the total proceeds received, approximately $52.2 million was recognized as an immediate distribution in accordance with the provisions of SOP 78-9. The remaining 80% interest of each joint venture is owned by clients of the Tuckerman Group LLC who contributed $104.7 million to the joint ventures. We are providing property management services to the joint ventures, and fees earned for these services totaled $0.3 million and $34,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the joint ventures had total assets of $393.1 million and had third-party secured debt totaling $272.6 million.

In January 2006, we sold undeveloped land located in Houston, Texas in return for a 30% interest in Camden Plaza, LP of $3.2 million and approximately $3.8 million in cash. Of the total proceeds received, approximately $2.0 million was recognized as an immediate distribution in accordance with the provisions of SOP 78-9 and was applied against our initial investment balance. The remaining 70% interest is owned by Onex Real Estate Partners, an unaffiliated third-party, which contributed $3.2 million to the joint venture. The joint venture is developing a 271 luxury apartment home community at a total estimated cost to complete of $42.9 million. Concurrently with this transaction, we provided a $6.4 million mezzanine loan to the joint venture, which had a balance of $6.6 million, including $0.2 million of interest, at March 31, 2006, and is reported as “Notes receivable – affiliates.”  At March 31, 2006, the joint venture had total assets of $14.5 million and had third-party secured debt totaling $3.5 million.

In March 2006, we contributed $1.4 million in cash and $1.9 million in common limited partnership units in return for a 30% interest in Camden Main & Jamboree, LP totaling $3.3 million. The remaining 70% interest is owned by Onex Real Estate Partners, an unaffiliated third-party, which contributed $7.7 million to the joint venture. The joint venture purchased Main & Jamboree, a 290 apartment home community located in Irvine, CA, currently under development with a total estimated cost to complete of $107.1 million. Concurrently with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $15.9 million, including $0.1 million of interest, at March 31, 2006, and is reported as “Notes receivable – affiliates.”  At March 31, 2006, the joint venture had total assets of $75.8 million and had third-party secured debt totaling $48.9 million.

7.             Third-party Construction Services

At March 31, 2006, we were under contract on third-party construction projects ranging from $2.9 million to $34.7 million. We earn fees on these projects ranging from 2.8% to 6.4% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.7 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, and are included in “Fee and asset management income” in our consolidated statements of operations.

We recorded warranty and repair related costs on third-party construction projects of $0.4 million and $1.3 million during the three months ended March 31, 2006 and 2005, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our consolidated statements of operations.

The Camden Summit Partnership is the developer of one apartment community which is owned by a third-party. Under the development and other related agreements, the Camden Summit Partnership has guaranteed certain aspects relating to the construction, lease-up and management of that apartment community. The Camden Summit Partnership has also committed to fund certain development cost overruns, if any, and lease-up losses. As of March 31, 2006, we have recorded an accrual for all costs related to expected lease-up losses.

8.             Notes Receivable

We have a mezzanine financing program under which we provided secured financing to owners of real estate properties. We had $13.3 million in secured notes receivable outstanding as of March 31, 2006 to unrelated third parties. These notes, which mature through 2009, accrue interest at rates ranging from 8.25% to 14% per annum, which is recognized as earned.

The following is a summary of our notes receivable under this program excluding notes receivable from affiliates:

($ in millions)

			Apartment
			Homes	March 31,	December 31,
Location	Current Property Type	Current Status	At 3/31/06	2006	2005

Dallas/Fort Worth, Texas	Multifamily	Stabilized	618	$6.9	$6.9
Houston, Texas	Multifamily	Predevelopment	—	3.9	3.9
Austin, Texas	Multifamily	Stabilized	296	2.5	2.5
	Total		914	$13.3	$13.3

We have reviewed the terms and conditions underlying each note and management believes these notes do not qualify for consolidation under the provisions of FIN 46(R). Management believes these notes are collectable, and no impairment existed at March 31, 2006.

We provided mezzanine construction financing in connection with one joint venture transaction discussed in Note 5 and two joint venture transactions discussed in Note 6. As of March 31, 2006 and December 31, 2005, the balance of “Notes receivable – affiliates” totaled $22.5 million and $11.9 million, respectively. The note outstanding at December 31, 2005 was cancelled on January 31, 2006 in connection with our acquisition of the remaining 80% interest in the joint venture. At the time the mezzanine loan was cancelled, the balance of the note was $12.1 million. The notes outstanding as of March 31, 2006 accrue interest at 14% per year and mature through 2009.

9.             Notes Payable

The following is a summary of our indebtedness:

(in millions)

	March 31, 2006	December 31, 2005
Unsecured line of credit and short-term borrowings	$413.0	$251.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	—	50.0
$75.0 million 7.16% Notes, due 2006	74.9	74.9
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	52.0	52.3
$150.0 million 5.98% Notes, due 2007	149.8	149.8
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.6	149.6
$200.0 million 5.93% Notes, due 2012	199.4	199.4
$200.0 million 5.45% Notes, due 2013	199.1	199.0
$250.0 million 5.08% Notes, due 2015	248.5	248.5
	1,573.0	1,623.2
Medium-term unsecured notes
$25.0 million 3.91% Notes, due 2006	25.1	25.3
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	27.1	27.2
$10.0 million 4.90% Notes, due 2010	11.4	11.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	39.3	39.5
	132.4	133.0
Total unsecured notes	2,118.4	2,007.2

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 - 2013	526.9	529.2
3.47% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	96.4	96.7
	623.3	625.9
Total notes payable	$2,741.7	$2,633.1

In January 2005, we entered into a credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit matures in January 2008. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. In January 2006, we entered into an amendment to our credit agreement with respect to our $600 million unsecured credit facility. The amendment extended the maturity of the credit facility by two years to January 2010 and amended certain covenants in the credit agreement. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2006.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2006, we had outstanding letters of credit totaling $30.9 million, and had $156.2 million available under our unsecured line of credit.

As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of March 31, 2006, there were $7.7 million of letters of credit outstanding under this facility.

During 2006, we repaid $50.0 million of maturing unsecured notes with an effective interest rate of 7.11%. We repaid these notes payable using proceeds available under our unsecured line of credit.

At March 31, 2006, $285.5 million was available for future issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

At March 31, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.9% and 3.1%, respectively.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 6.1 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at March 31, 2006 are as follows:

(in millions)

Year	Amount	Weighted Average Interest Rate
2006	$160.1	6.7%
2007	233.0	5.7
2008	200.7	4.8
2009	198.2	5.0
2010	865.8	5.1
2011 and thereafter	1,083.9	5.5
Total	$2,741.7	5.4%

10.          Related Party Transactions

We perform property management services for properties owned by joint ventures in which we own an interest. Management fees earned on these properties totaled $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. See further discussion of our investments in joint ventures in Note 6.

In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. Subsequent to the merger, five employees repaid their loans totaling $1.8 million. At March 31, 2006, the notes receivable had an outstanding balance of $2.0 million. As of March 31, 2006, the employee notes receivable were 100% secured by Camden common shares.

11.                               Share-based Compensation

Adoption of SFAS 123(R). We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. Under this method, we account for share-based awards on a prospective basis, with compensation expense, net of estimated forfeitures, being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values.

SFAS 123(R) requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our prior valuation techniques utilized for options granted after January 1, 2003, as previously reported in disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). Employee awards granted prior to January 1, 2003 were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.

The adoption of SFAS No. 123(R) changes the accounting for our stock options and share awards (“SAs”) under our 2002 Share Incentive Plan and our 1993 Share Incentive Plan as discussed below.

Share Awards. SAs have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant. The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123 as amended by SFAS No. 148 with respect to measurement and recognition of share-based compensation. However, SFAS No. 123 permitted us to recognize forfeitures as they occurred, while SFAS No. 123(R) requires us to estimate future forfeitures. To determine our estimated future forfeitures, we use actual forfeiture history.

Employee Share Purchase Plan. We have established an ESPP for all active employees, officers, and trust managers who have completed one year of continuous service. The adoption of SFAS No. 123(R) had no effect on the accounting surrounding our ESPP as the plan was previously deemed compensatory under the provisions of SFAS No. 123.

Valuation Assumptions. The weighted average fair value of options granted was $7.88 and $4.47 in 2006 and 2005, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2006	2005

Expected volatility	16.6%	18.0%
Risk-free interest rate	4.4%	4.2%
Expected dividend yield	4.1%	5.6%
Expected life (in years)	5	10

Our computation of expected volatility for the first quarter of 2006 is based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. Prior to 2006, our computation of expected volatility was based on historical volatility of our common shares over a time period from the inception of the 1993 Share Incentive Plan and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in prior year. Our computation of expected life for 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share-based Compensation Award Activity. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $0.4 million, respectively. The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the three months ended March 31, 2006:

	Options / Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,380,062	$36.30
Granted	247,905	64.94
Exercised	(82,315)	35.65
Forfeited (1)	(7,356)	43.85

Outstanding at March 31, 2006	3,538,296	$38.09	6.92	$120,160,532

Exercisable options	1,100,295	$41.20		$33,944,101
Vested share awards	1,566,841	$30.91

  (1) Forfeited amounts include estimated forfeitures on share awards granted to employees through March 31, 2006.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R). The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested option grants and Employee Share Purchase Plan (“ESPP”) awards for the three months ended March 31, 2005, prior to the adoption of SFAS No. 123(R):

(in thousands, except per share amounts)

Net income, as reported	$166,664
Add: share-based employee compensation expense included in reported net income	6,061
Deduct: total share-based employee compensation expense determined under fair value method for all awards	(6,117)

Pro forma net income	$166,608

Net income per share:
Basic – as reported	$3.63
Basic – pro forma	3.63

Diluted – as reported	$3.40
Diluted – pro forma	3.40

Impact of Adoption of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) during the three months ended March 31, 2006 decreased income from continuing operations and net income by $0.4 million and decreased capitalized compensation cost by $9,000. The $0.4 million decrease to income from continuing operations and net income was primarily related to expense associated with the accelerated vesting of certain share awards granted to individuals who met retirement conditions as defined in the 2002 Share Incentive Plan. As a result, there was a $0.01 impact to basic earnings per share and no impact to diluted earnings per share for the three months then ended.

In our Consolidated Balance Sheets as of March 31, 2006, we presented unvested share awards as a component of “Additional paid-in capital.”  We previously presented unvested share awards as a separate component of shareholders’ equity. In the accompanying Consolidated Balance Sheets, we reclassified the unvested share awards outstanding as of December 31, 2005 totaling $13.0 million to additional paid-in capital. These amounts represent the unvested portions of the current estimated fair value of obligations under our incentive plans. There was no impact to the Consolidated Statements of Cash Flows as a result of our adoption of SFAS 123(R).

12.                               Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)

	Three Months Ended March 31,
	2006	2005
Decrease (increase) in assets:
Other assets, net	$(2,862)	$7,304

Increase (decrease) in liabilities:
Accrued real estate taxes	(8,209)	(12,640)
Accounts payable and accrued expenses	8,638	13,326
Other liabilities	11,812	8,565
Change in operating accounts	$9,379	$16,555

13.                               Commitments and Contingencies

Construction Contracts. As of March 31, 2006, we were obligated for approximately $259.1 million of additional expenditures on our eleven wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

Fair Housing Amendments Act Contingency. Prior to our merger with Oasis Residential, Inc., Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act (the “Fair Housing Act”) as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) that the design and construction of these properties violates the Fair Housing Act and (2) that we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares that the defendants’ policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units that Oasis has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants’ alleged unlawful practices to positions they would have been in but for the discriminatory conduct, and (c) designing or constructing any covered multifamily dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.

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

Merger Class Action Lawsuit. On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder. This complaint named as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger of Camden and Summit and the acts of the Summit directors constitute a breach of the Summit defendants’ fiduciary duties to Summit stockholders. The plaintiff in the lawsuit sought, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the merger, (3) to rescind the merger in the event that it is consummated, (4) an order to permit a stockholders’ committee to ensure an unspecified “fair procedure, adequate procedural safe-guards and independent input by plaintiff” in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys’ fees. On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff’s allegations of wrongdoing.

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

The stipulation of settlement is subject to the customary conditions, including final court approval of the settlement. On March 27, 2006, the court approved the settlement, and in accordance with the settlement, it dismissed the action with prejudice and awarded the class counsel $383,000 in fees and expenses. Pursuant to the terms of the stipulation, Camden, as successor to Summit, paid such fees on May 1, 2006. All costs and expenses expected to be incurred associated with this matter have been accrued for as of March 31, 2006 and are not material to our consolidated financial statements.

The defendants vigorously deny all liability with respect to the facts and claims alleged in this action, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation, or law. However, the defendants considered it desirable that this action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.

Other Contingencies. On May 25, 2001, through a joint venture of the Camden Summit Partnership and SZF, LLC, a Delaware limited liability company in which the Camden Summit Partnership owned 29.78% until July 3, 2003, on which date the Camden Summit Partnership purchased its joint venture partner’s 70.22% interest, the Camden Summit Partnership entered into an agreement with Brickell View, LLC. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development.  On August 12, 2003, the Camden Summit Partnership received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with the Camden Summit Partnership. The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida. One of the suits was remanded to the Miami-Dade Circuit Court, while the other was dismissed on October 12, 2005, after the execution of a tolling agreement to allow the pending Miami-Dade Circuit Court matter to proceed. The dismissed case may proceed after the pending matter is resolved, depending upon the nature of the resolution. Both suits related to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Camden Summit Partnership and its affiliates, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the agreements. We do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits.

On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim. Additionally, the Camden

Summit Partnership has asserted a counter-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.

On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by the Camden Summit Partnership to Bovis. Settlement documents in this matter were executed and on December 22, 2005, we paid Bovis an additional $2.7 million to resolve this matter. There are executory terms of the settlement to be fulfilled on the part of Bovis and Camden Summit Partnership (Camden will pay an additional $0.3 million upon the completion of certain matters by Bovis); however, it is anticipated that those matters will be completed in the second quarter of 2006. This case was dismissed on February 22, 2006, although the Court retains jurisdiction to enforce the Settlement Agreement.

In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract, fraud in the inducement, and rescission alleging that Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations. Brickell Grand, Inc. also claims that Summit misappropriated its identity by filing eviction actions in its name. We assumed Summit’s obligations as part of the merger. We continue to believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.

On December 30, 2005, Camden Summit Partnership, L.P. f/k/a Summit Properties Partnership, L.P. (“Camden Summit”) filed suit against Willy A. Bermello, Luis Ajamil, and Henry Pino to enforce the terms of a promissory note executed by them in conjunction with Camden Summit’s purchase of Summit Brickell Grand Apartments. Bermello, Ajamil, and Pino were entitled to certain credits against the promissory note based on a formula agreed upon between the parties. Bermello, Ajamil, and Pino filed a counter-claim alleging that Camden Summit fraudulently induced them to execute the promissory note and seek (a) to void the promissory note; and (b) unspecified damages in the amount of the equal division of any profits generated by a sale of Summit Brickell Grand Apartments. Bermello, Ajamil, and Pino also allege that Camden Summit failed to provide certain financial information and perform certain obligations that would impact the credit calculation and seek unspecified damages as a result of Camden Summit’s failure to engage in a “fair and proper” leasing program. We do not believe there is any basis for Bermello, Ajamil, and Pino to be released from their obligations under the promissory note. We believe that the allegations made are not supported by the facts and we intend to vigorously pursue collection of the promissory note and defend against these claims.

All costs and expenses expected to be incurred associated with the defense of the above matters were accrued for at the time of merger. A reasonable estimate of our exposure to loss cannot be made as of March 31, 2006 should an unfavorable outcome occur.

On January 3, 2006, Camden Builders, Inc. received notice of a legal action filed by four individuals, which suit was filed in the K-192nd Judicial District in the Dallas County District Court, Dallas County, Texas. The petition alleges, among other things, breach of contract, rescission, fraud, warranty and deceptive trade practices by defendant Camden relative to construction of plaintiffs’ respective town homes located in the Farmers Market area of downtown Dallas, Texas which plaintiffs’ each independently purchased. We believe that the allegations made by plaintiffs are not supported by the facts, and intend to vigorously defend against these claims. A reasonable estimate of our exposure to loss cannot be made as of March 31, 2006 should an unfavorable outcome occur.

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

Lease Commitments. At March 31, 2006, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Minimum annual rental commitments for the remainder of 2006 are $1.8 million and for the years ending December 31, 2007 through 2010 are $2.4 million, $2.2 million, $1.7 million and $1.6 million, respectively, and $9.3 million in the aggregate thereafter.

Employment Agreements. At March 31, 2006, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2006. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Contingency Excise Tax Liability. The Summit merger created a change in control under the provisions of Internal Revenue Code (“IRC”) Section 280G. One former employee of Summit, currently employed with us, must remain employed with us through at least December 25, 2006, or we could be required to make a payment under the excise tax rules of $0.9 million.

14.                               Post Retirement Benefits

We have entered into a separation agreement with William B. McGuire, Jr. and William F. Paulsen. Each separation agreement was effective as of the effective time of the merger of Summit and a wholly-owned subsidiary of Camden, which occurred on February 28, 2005. Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated. Also pursuant to the respective separation agreement, each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit. Other benefits received by Messrs. McGuire and Paulsen included postretirement benefits including office space and medical benefits. As of March 31, 2006, we had accrued $3.2 million associated with these post retirement liabilities. Net periodic benefit cost, relating entirely to interest cost, was $43,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively. During the remainder of 2006, we expect to contribute approximately $128,000 to the plan.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear should not be interpreted as being indicative of future operations.

We have made statements in this report which are “forward-looking” in that they do not discuss historical fact, but instead note expectations, projections, intentions or other items relating to the future. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties and other facts that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements. Many of these factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

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

Business

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993. We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities. Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities. As of March 31, 2006, we owned interests in, operated or were developing 200 multifamily properties containing 68,903 apartment homes located in thirteen states. We had 4,519 apartment homes under development at thirteen of our multifamily properties, including 561 apartment homes at two multifamily properties owned through joint ventures. We had eight properties containing 3,691 apartment homes which were designated as held for sale. Additionally, we had several sites that we intend to develop into multifamily apartment communities.

As of March 31, 2006, we had operating properties in 22 markets. No single market contributed more than 10% of our net operating income for the three months then ended. Our largest markets for the three months ended March 31, 2006 were Washington, D.C. Metro, Tampa and Dallas which contributed 9.6%, 8.8% and 8.2%, respectively, to our net operating income.

Merger with Summit Properties Inc.

On February 28, 2005, Summit was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”). At the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P. As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	March 31, 2006		December 31, 2005
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Dallas, Texas (a)	8,483	23	8,643	24
Las Vegas, Nevada (a) (b)	8,064	30	8,064	30
Houston, Texas (a)	6,810	15	6,810	15
Tampa, Florida	5,635	12	5,635	12
Charlotte, North Carolina (c)	4,233	17	4,493	18
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Washington, D.C. Metro (b)	2,882	9	2,882	9
Denver, Colorado (b)	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona (a)	2,433	8	2,433	8
Raleigh, North Carolina (c)	2,220	6	2,631	7
Los Angeles/Orange County, California (a)	2,191	5	2,191	5
Austin, Texas	2,135	7	2,135	7
St. Louis, Missouri	2,123	6	2,123	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	1,924	5	2,289	6
Total Operating Properties	64,384	187	65,580	191
Properties Under Development
D.C. Metro	2,364	6	1,996	5
Houston, Texas (d)	886	3	236	1
Raleigh, North Carolina	484	1	484	1
San Diego/Inland Empire, California	350	1	350	1
Los Angeles/Orange County, California (d)	290	1	—	—
Charlotte, North Carolina	145	1	145	1
Total Properties Under Development	4,519	13	3,211	9
Total Properties	68,903	200	68,791	200

Less: Joint Venture Properties (a) (b) (c) (d)	8,245	30	8,355	31

Total Properties Owned 100%	60,658	170	60,436	169

(a)   Includes properties held in unconsolidated joint ventures as follows: one property with 456 apartment homes in Dallas, three properties with 1,216 apartment homes in Houston, four properties with 992 apartment homes in Phoenix, one property with 421 apartment homes in Orange County, California, and three properties with 949 apartment homes in Las Vegas. Each property is held individually in a joint venture in which we hold a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(b)   Includes properties held in unconsolidated joint ventures as follows: one property with 320 apartment homes in Denver in which we own a 50% interest, the remaining interest is owned by an unaffiliated private investor; and 14 properties with 3,098 apartment homes in Las Vegas in which we own a 20% interest, the remaining interest is owned by an unaffiliated private investor. Additional property held at December 31, 2005 included: one property with 464 apartment homes currently under development and in lease-up in Washington, D.C. Metro in which we owned a 20% interest, the remaining interest was previously owned by an unaffiliated private investor.

(c)    Includes one property held in an unconsolidated joint venture acquired through the merger with Summit as follows: one property with 232 apartment homes in Charlotte. Additional properties held at December 31, 2005 included: one property with 260 apartment homes in Charlotte and one property with 411 apartment homes in Raleigh. We own a 25% interest in this joint venture, and the remaining interest is owned by an unaffiliated investor.

(d)   Includes properties held in unconsolidated joint ventures entered into in 2006 as follows: one property with 271 apartment homes in Houston, as well as one property with 290 apartment homes in Orange County, California. Each property is held individually in a joint venture in which we hold a 30% interest. The remaining interest is owned by an unaffiliated private investor.

Stabilized Communities

We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the three months ended March 31, 2006, stabilization was not achieved at any of our properties in lease-up.

Acquisition Communities

On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party. In consideration for such assignment and assumption, we paid Westwind $31.0 million, of which a $2.0 million non-refundable earnest money deposit was paid in October 2005. Concurrently with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was cancelled. Additionally, we repaid the outstanding balance of the construction loan, totaling $46.8 million, which had been provided to the joint venture by a third-party lender. We used proceeds from our unsecured line of credit facility to fund this purchase. The intangible assets acquired at acquisition include in-places leases of $0.5 million. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. Initial valuations are subject to change until such information is finalized no later than twelve months from the date of acquisition.

Discontinued Operations

The results of operations for properties sold during the period or classified as held for sale as of March 31, 2006 are required to be classified as discontinued operations. The property-specific components of earnings that are classified as discontinued operations include net operating income and depreciation expense. The gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations.

A summary of our 2006 dispositions and properties held for sale as of March 31, 2006 is as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Date of Disposition	Year Built	Net Book Value (1)

Sold
Camden Highlands Plano, TX	160	1Q06	1985
Camden View Tucson, AZ	365	1Q06	1974
Held for Sale
Camden Live Oaks Tampa, FL	770	n/a	1990	$38.9
Camden Wilshire Houston, TX	536	n/a	1982	11.1
Camden Pass Tucson, AZ	456	n/a	1984	8.6
Camden Wyndham Houston, TX	448	n/a	1990	6.0
Camden Oaks Dallas, TX	446	n/a	1993	9.9
Summit Brickell Miami, FL	405	n/a	2003	70.7
Camden Crossing Houston, TX	366	n/a	1993	6.5
Camden Trails Dallas, TX	264	n/a	1984	5.0
Total apartment homes sold and held for sale	4,216

(1) Net Book Value is land and buildings and improvements less the related accumulated depreciation as of March 31, 2006.

At March 31, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)
Location	Acres	Net Book Value

Dallas	7.0	$8.2
Southeast Florida	4.8	13.9
Los Angeles/Orange County, CA	2.1	9.7
Total land held for sale		$31.8

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and costs to sell, an impairment charge equal to the excess is recognized.

Development and Lease-Up Properties

At March 31, 2006, we had one completed property in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 4/30/06	Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Farmers Market II Dallas, TX	284	$29.5	87%	3Q05	2Q06

At March 31, 2006, we had thirteen properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Dilworth Charlotte, NC	145	$18.0	$15.9	$3.6	2Q06	4Q06
Camden Westwind Ashburn, VA	464	97.6	92.9	28.1	2Q06	2Q07
Camden Fairfax Corner Fairfax, VA	488	82.0	75.5	42.4	4Q06	2Q07
Camden Manor Park Raleigh, NC	484	52.0	46.2	25.7	4Q06	3Q07
Camden Clearbrook Frederick, MD	297	45.0	30.4	30.4	4Q06	3Q07

Under Construction
Camden Royal Oaks Houston, TX	236	22.0	14.0	14.0	3Q06	3Q07
Camden Old Creek San Marcos, CA	350	98.0	66.4	66.4	2Q07	4Q07
Camden Monument Place Fairfax, VA	368	64.0	29.3	29.3	2Q07	1Q08
Camden Potomac Yards Arlington, VA	379	110.0	35.9	35.9	3Q07	2Q08
Camden City Centre Houston, TX	379	54.0	13.8	13.8	3Q07	3Q08
Camden Dulles Station Herndon, VA	368	77.0	15.3	15.3	2Q08	1Q09

Total – wholly-owned	3,958	$719.6	$435.6	$304.9

In Lease-Up - Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	$74.2	$74.2	1Q07	3Q07
Camden Plaza Houston, TX	271	42.9	13.9	13.9	3Q07	2Q08

Total – joint ventures	561	$150.0	$88.1	$88.1

Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs which are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

Our consolidated balance sheet at March 31, 2006 included $419.8 million related to wholly-owned properties under development. Of this amount, $304.9 million related to our eleven projects currently under development. Additionally, at March 31, 2006, we had $114.9 million invested in land held for future development. Included in this amount is $42.5 million related to projects we expect to begin constructing in 2006. We also had $43.9 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:

•                  using what management believes is a prudent combination of debt and common and preferred equity;

•                  extending and sequencing the maturity dates of our debt where possible;

•                  managing interest rate exposure using what management believes are prudent levels of fixed and floating rate debt;

•                  borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and

•                  maintaining conservative coverage ratios.

Our interest expense coverage ratio, net of capitalized interest, was 2.7 and 3.5 times for the three months ended March 31, 2006 and 2005, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At March 31, 2006 and 2005, 79.3% and 76.3%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 6.1 years at March 31, 2006 and March 31, 2005.

As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006 including:

•                  operating expenses;

•                  current debt service requirements;

•                  recurring capital expenditures;

•                  initial funding of property developments, acquisitions and mezzanine financings; and

•                  distributions on our common and preferred equity.

We consider our long-term liquidity requirements to be the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. We intend to meet our long-term liquidity requirements through the use of common and preferred equity capital, senior unsecured debt and property dispositions.

Net cash provided by operating activities increased to $63.2 million in the first three months of 2006 from $54.4 million in the first three months of 2005, primarily due to additional net operating income from recently acquired properties, and growth in net operating income (“NOI”) from our stabilized communities. This increase was partially offset by the loss of net operating income due to sales of properties, increases in interest expense due to higher debt balances and other transactional expenses. See further discussion of our first quarter 2006 operations compared to first quarter 2005 in our “Results of Operations” discussion.

Cash flows used in investing activities during the first three months of 2006 totaled $103.9 million as compared to $88.6 million during the first three months of 2005. We incurred $78.5 million in property development, acquisition and capital improvement costs during the first three months of 2006 as compared to $40.4 million during the same period in 2005. During the three months ended March 31, 2006, we paid $4.3 million of severance benefits associated with the Summit merger. Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $54.9 million for the three months ended March 31, 2006. Investing activities in the first quarter of 2005 primarily consisted of transactions associated with the Summit merger and expenditures related to real estate assets. During the first quarter of 2005, we paid $500.0 million in connection with the Summit merger, either as consideration paid at acquisition or for merger liabilities assumed. These payments were ultimately funded using a portion of the proceeds received from the sales of properties and technology investments and distributions from joint ventures representing returns of investments, which totaled an aggregate of $422.5 million.

Net cash provided by financing activities totaled $40.3 million in the first three months of 2006, primarily as a result a net increase in our unsecured line of credit due to the repayment of a $50.0 million senior unsecured note and distributions to shareholders and minority interest holders, an increase in notes receivable – affiliates of $22.7 million under two mezzanine loans we made to joint ventures formed during the three months ended March 31, 2006. Net cash provided by financing activities in the first three months of 2005 was $38.3 million, primarily due to a net increase in our unsecured line of credit, offset by the repayment of a secured credit facility assumed in our merger with Summit, distributions to shareholders and minority interest holders and the redemption of preferred units.

Financial Flexibility

In January 2005, we entered into a credit agreement which increased our credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit which matures in January 2008. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. In January 2006, we entered into an amendment to our credit agreement with respect to our $600 million unsecured credit facility. The amendment extended the maturity of the credit facility by two years to January 2010 and amended certain covenants in the credit agreement. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2006.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2006, we had outstanding letters of credit totaling $30.9 million, and had $156.2 million available under our unsecured line of credit.

As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of March 31, 2006, there were $7.7 million of letters of credit outstanding under this facility.

As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

At March 31, 2006, $285.5 million was available for future issuance in debt securities, preferred shares, common shares or warrants from our $1.1 billion shelf registration. We have significant unencumbered real estate assets which could be sold or used as collateral for financing purposes should other sources of capital not be available.

During 2006, we repaid $50.0 million of maturing unsecured notes with an effective interest rate of 7.11%. We repaid these notes payable using proceeds available under our unsecured line of credit.

At March 31, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.9% and 3.1%, respectively.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2006:

(in millions)

	Total	2006	2007	2008	2009	2010	Thereafter
Debt maturities	$2,741.7	$160.1	$233.0	$200.7	$198.2	$865.8	$1,083.9
Interest payments (1)	732.8	112.0	133.8	125.3	112.0	70.7	179.0
Non-cancelable operating lease payments	19.0	1.8	2.4	2.2	1.7	1.6	9.3
Construction contracts	259.1	171.7	73.7	13.7	—	—	—
	$3,752.6	$445.6	$442.9	$341.9	$311.9	$938.1	$1,272.2

(1) Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes and secured notes. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of March 31, 2006.

The joint ventures in which we have an interest have been funded with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005

Average monthly property revenue per apartment home	$901	$796
Annualized total property expenses per apartment home	$4,047	$3,805
Weighted average number of operating apartment homes owned 100%	53,203	45,987

Weighted average occupancy, total operating properties owned 100%	95.9%	93.6%

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Income from continuing operations decreased $139.0 million, from $149.9 million to $10.9 million, for the three months ended March 31, 2005 and 2006, respectively. The decrease in income from continuing operations was due to many factors, which included, but were not limited to, gains on sale of properties and other assets recognized in the prior year, including a gain on the sale of a technology investment, and increases in depreciation and amortization expense, interest expense and property expenses during the three months ended March 31, 2006 as compared to the same period in 2005. These decreases were partially offset by the increases in property revenues and absence of transaction compensation and merger costs. Our primary financial focus for our apartment communities is net operating income. Net operating income excluding discontinued operations represents total property revenues less total property expenses. Net operating income increased $23.9 million, or 36.2%, from $66.1 million to $90.0 million, for the three months ended March 31, 2005 and 2006, respectively. See further discussion of net operating income in our discussion of “Reportable Segments” in Note 3 to our consolidated financial statements.

The following table presents the components of net operating income excluding discontinued operations for the three months ended March 31, 2006 and 2005:

($ in thousands)

	Apartment Homes	Three Months Ended March 31,		Change
	at 3/31/06	2006	2005	$	%

Property revenues
Camden same store communities	36,862	$88,937	$82,698	$6,239	7.5%
Summit same store communities	12,695	40,207	12,285	27,922	227.3
Camden non-same store communities	2,480	8,529	4,592	3,937	85.7
Summit non-same store communities	688	3,289	828	2,461	297.2
Development and lease-up communities	4,242	1,902	—	1,902	100.0
Dispositions/other	—	972	9,446	(8,474)	(89.7)
Total property revenues	56,967	143,836	109,849	33,987	30.9

Property expenses
Camden same store communities	36,862	35,454	33,780	1,674	5.0
Summit same store communities	12,695	13,239	4,311	8,928	207.1
Camden non-same store communities	2,480	2,672	1,533	1,139	74.3
Summit non-same store communities	688	1,193	380	813	213.9
Development and lease-up communities	4,242	807	—	807	100.0
Dispositions/other	—	462	3,736	(3,274)	(87.6)
Total property expenses	56,967	53,827	43,740	10,087	23.1

Property net operating income
Camden same store communities	36,862	53,483	48,918	4,565	9.3
Summit same store communities	12,695	26,968	7,974	18,994	238.2
Camden non-same store communities	2,480	5,857	3,059	2,798	91.5
Summit non-same store communities	688	2,096	448	1,648	367.9
Development and lease-up communities	4,242	1,095	—	1,095	100.0
Dispositions/other	—	510	5,710	(5,200)	(91.1)
Total property net operating income	56,967	$90,009	$66,109	$23,900	36.2%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2005. Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2005. Development and lease-up communities are non-stabilized communities we (or Summit) have acquired or developed after January 1, 2005. Dispositions primarily represent communities we have sold which are not included in discontinued operations.

Total property revenues for the three months ended March 31, 2006 increased $34.0 million over the three months ended March 31, 2005, and increased from $796 to $901 on a monthly per apartment home basis. Total property revenues from Camden same store communities increased 7.5%, from $82.7 million for the three months ended March 31, 2005 to $88.9 million for the three months ended March 31, 2006, which represents an increase of $56 on a monthly per apartment home basis. For same store communities, rental rates on a monthly per apartment home basis increased $25 from the three months ended March 31, 2005 from the three months ended March 31, 2006 and vacancy loss decreased $17 per apartment home over the same period. Additionally, other rental income, which represents damage, reletting and other miscellaneous fees, increased $14 per apartment home per month. Property revenues from Summit’s same store communities were $40.2 million for three months ended March 31, 2006, compared to revenues of $12.3 million for the one month ended March 31, 2005, which was an increase of $88 on a monthly per apartment home basis. Rental rates for the three months ended March 31, 2006 increased over the same period in 2005, primarily as a result of improved economic conditions in our markets.

Property revenues from Camden non-same store, development and lease-up communities, including Summit non-same store communities, increased from $5.4 million for the three months ended March 31, 2005 to $13.7 million for the three months ended March 31, 2006 due to the acquisition of apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline. Total property revenues on a monthly per apartment home basis were $1,254 and $1,232 for the three months ended March 31, 2006 and 2005, respectively. Property revenues from dispositions/other during the three months ended March 31, 2006 decreased $8.5 million as compared to the three months ended March 31, 2005. Disposition property revenues primarily relates to 12 communities sold to joint ventures during March 2005. As we have continuing involvement in theses communities, the operations from these communities continues to be included in continuing operations.

Total property expenses for the three months ended March 31, 2006 increased $10.1 million, or 23.1%, as compared to the same period in 2005, and increased from $3,805 to $4,047 on an annualized per apartment home basis. Total property expenses from our same store communities increased 5.0%, from $33.8 million for the three months ended March 31, 2005 to $35.5 million for the three months ended March 31, 2006, which represents an increase of $182 on an annualized per apartment home basis. The increase in same store property expenses per apartment home was primarily due to increases in repairs and maintenance expense, salary and benefit expense and real estate tax expense of $57, $51 and $49 on an annualized per apartment home basis, respectively. These three expense categories represent approximately 73% of total operating costs for the period, and increased 5.9% as compared to the three months ended March 31, 2005. Property expenses from Summit’s same store communities were $13.2 million for three months ended March 31, 2006, compared to expenses of $4.3 million for the one month ended March 31, 2005, which was an increase of $96 on an annualized per apartment home basis.

Property expenses from Camden non-same store, development and lease-up communities, including Summit non-same store communities, increased from $1.9 million for the three months ended March 31, 2005 to $4.7 million for the three months ended March 31, 2006, due to the acquisition of apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline. Total property expenses on an annualized per apartment home basis were $5,126 and $5,216 for the three months ended March 31, 2006 and 2005, respectively. Property expenses from dispositions/other decreased $3.3 million from the three months ended March 31, 2005.

Fee and asset management income for the three months ended March 31, 2006 decreased $4.8 from the three months ended March 31, 2005. This decrease was primarily due to fees earned on services provided to our joint ventures and from our mezzanine financing program offset by increases in construction and development fees earned on third-party construction projects. See further discussion of fee and asset management income in Note 6, “Investments in Joint Ventures,” in the footnotes to our consolidated financial statements.

Income from the sale of technology investments totaled $24.2 million for the three months ended March 31, 2005. Income from the sale of technology investments for 2005 relates to a gain recognized on the sale of our investment in Rent.com, which was acquired by eBay Inc. during the first quarter of 2005.

Interest and other income for the three months ended March 31, 2006 decreased $2.5 million from the same period in 2005. This decrease was primarily attributable to decreases in interest income due to a decline in outstanding notes receivable balances resulting from the repayment of eight mezzanine loans totaling $31.4 million during 2005.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $3.2 million for the three months ended March 31, 2005 to $4.2 million for the three months ended March 31, 2006. This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with regional offices acquired in with the Summit merger. Property management expenses were 2.9% of total property revenues for each of the three months ended March 31, 2006 and 2005.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management for third parties, decreased from $1.9 million for the three months ended March 31, 2005 to $1.4 million for the three months ended March 31, 2006. This decrease was primarily due to decreases in warranty and repair expenses on third-party projects which totaled $0.4 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

General and administrative expenses increased $2.1 million from $5.3 million for the three months ended March 31, 2005 to $7.4 million for the same period in 2006, and remained constant as a percent of total property revenues at 5.0% for the three months ended March 31, 2005 and 2006. The increase in expense for the three months ended March 31, 2006 as compared to the same period in prior year was primarily due to increases in salary and benefit expenses, including share-based compensation expense as a result of the implementation of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment,” (“SFAS 123(R)”) and professional fees associated with information technology projects, legal costs and audit fees.

During the three months ended March 31, 2005, we incurred transaction compensation and merger expenses of $13.8 million. Merger expenses primarily related to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $9.6 million, or 36.0%, from $26.6 million for the three months ended March 31, 2005 to $36.2 million for the three months ended March 31, 2006. The overall increase in interest expense was due to higher average debt balances relating to $880.8 million in notes and mortgages payable acquired in the merger with Summit. Interest capitalized increased to $5.2 million from $3.1 million for the three months ended March 31, 2006 and 2005, respectively, due to higher average balances in our development pipeline resulting from the eleven communities currently under construction.

Depreciation and amortization increased from $32.1 million for the three months ended March 31, 2005 to $38.1 million for the three months ended March 31, 2006. This increase was due primarily to additional depreciation on assets acquired, new development and capital improvements placed in service during the past year, partially offset by amortization of the value of in-place leases acquired in connection with the merger with Summit of $3.2 million during the three months ended March 31, 2005.

Gain on sale of properties for the three months ended March 31, 2006 included a gain of $0.5 million from the sale of undeveloped land to a joint venture. Gain on sale of properties for the three months ended March 31, 2005 included a gain of $132.1 million from the sale of assets to 12 affiliated joint ventures.

Equity in income of joint ventures increased $2.2 million from the three months ended March 31, 2005, primarily from gains recognized on the sale of two properties held through a joint venture. Our portion of the gains was approximately $1.8 million for the three months ended March 31, 2006.

Distributions on units convertible into perpetual preferred shares remained constant at $1.8 million for the three months ended March 31, 2006 and 2005. Original issuance costs of $0.4 million were expensed in connection with the redemption of $17.5 million of the Series C preferred units in 2005.

For the three months ended March 31, 2006, income from discontinued operations included the results of operations of eight operating properties classified as held for sale at March 31, 2006 and the results of operations of two operating properties sold during the three months ended March 31, 2006 including the related gain on sale. In addition to the properties included in discontinued operations for 2006, for the three months ended March 31, 2005, income from discontinued operations included the operations of the three operating properties sold during 2005.

Funds from Operations (“FFO”)

Management considers FFO to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Diluted FFO also assumes conversion of all dilutive convertible securities, including convertible minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

A reconciliation of net income to diluted FFO for the three months ended March 31, 2006 and 2005 is as follows:

(in thousands)

	Three Months Ended March 31,
	2006	2005
Funds from operations:
Net income	$41,443	$166,664
Real estate depreciation, including discontinued operations	36,745	32,458
Adjustments for unconsolidated joint ventures	(982)	668
Gain on sale of properties, including discontinued operations	(27,392)	(146,497)
Income allocated to common units, including discontinued operations	2,025	1,145
Funds from operations – diluted	$51,839	$54,438

Weighted average shares - basic	54,290	45,900
Incremental shares issuable from assumed conversion of :
Common share options and awards granted	661	436
Common units	4,037	3,038
Weighted average shares – diluted	58,988	49,374

Adjustments for unconsolidated joint ventures included in FFO for the three months ended March 31, 2006 include gains totaling $1.8 million from the sale of properties held in joint ventures. Included in the $1.8 million in gains recognized is $0.4 million in prepayment penalties associated with the repayment of mortgages associated with the sold properties.

Inflation

We lease apartments under lease terms generally ranging from 6 to 13 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

Critical accounting policies are those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies relate to cost capitalization and asset impairment, which are discussed in the “Business” section under “Property Update,” and income recognition, capital expenditures and notes receivable, which are discussed below.

Income recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Retail lease income is recorded on a straight-line basis over the lease term, including any construction period if we are determined not to be the owner of the tenant improvements.  Interest, fee and asset management and all other sources of income are recognized as earned.

Capital expenditures. We capitalize renovation and improvement costs that we believe extend the economic lives and enhance the earnings of the related assets. Capital expenditures, including carpet, appliances and HVAC unit replacements, subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.

Notes receivable. We evaluate the collectibility of both interest and principal of each of our notes receivable. If we identify that the borrower is unable to perform its duties under the notes receivable or that the operations of the property do not support the continued recognition of interest income or the carrying value of the loan, we then cease income recognition and record an impairment charge against the loan.

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

Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) requiring that the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation” in the footnotes to our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as SFAS No. 123(R)) as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.           Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There has been no change to our internal control over financial reporting during the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

For further discussion regarding legal proceedings, see Note 13 to the Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2006, we acquired a 30% interest in a joint venture that owns Main & Jamboree, a 290 apartment home community located in Irvine, California, for consideration of $1.4 million in cash and the issuance of 28,999 Class B units of limited partnership interest in Camden Operating, L.P. valued at $65.52 per unit. Each unit is redeemable by the holder thereof after a one-year lockout period into one common share or cash equal to the then fair market value of one common share, at our election. The units issued in this transaction were not registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered and sold in the United States absent registration or an applicable exemption from registration. We relied upon exemptions contained in Regulation D promulgated under the Securities Act of 1933, as amended, to issue the units without registration.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits

(a)                                  Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 9, 2006.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 9, 2006.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	May 9, 2006
Dennis M. Steen	Date
Chief Financial Officer,
Senior Vice President-Finance and Secretary