Form 10-Q
period 2006-06-30
CAMDEN PROPERTY TRUST
filed 2006-08-07
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 56,384,619 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Real estate assets, at cost
Land	$697,690	$646,854
Buildings and improvements	4,074,737	3,840,969
	4,772,427	4,487,823
Accumulated depreciation	(786,208)	(716,650)
Net operating real estate assets	3,986,219	3,771,173
Properties under development, including land	427,500	372,976
Investments in joint ventures	8,270	6,096
Properties held for sale	55,562	172,112
Total real estate assets	4,477,551	4,322,357

Accounts receivable – affiliates	33,408	34,084
Notes receivable
Affiliates	23,327	11,916
Other	9,211	13,261
Other assets, net	111,636	99,516
Cash and cash equivalents	49,700	1,576
Restricted cash	5,194	5,089
Total assets	$4,710,027	$4,487,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$1,940,693	$2,007,164
Secured	620,592	625,927
Accounts payable and accrued expenses	117,301	108,979
Accrued real estate taxes	31,280	26,070
Other liabilities	99,460	88,811
Distributions payable	43,031	38,922
Total liabilities	2,852,357	2,895,873

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	106,217	112,637
Other minority interests	10,555	10,461
Total minority interests	214,697	221,023

Shareholders’ equity
Common shares of beneficial interest	649	608
Additional paid-in capital	2,172,616	1,902,595
Distributions in excess of net income	(293,386)	(295,074)
Employee notes receivable	(2,035)	(2,078)
Treasury shares, at cost	(234,871)	(235,148)
Total shareholders’ equity	1,642,973	1,370,903
Total liabilities and shareholders’ equity	$4,710,027	$4,487,799

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Property revenues
Rental revenues	$137,591	$123,442	$272,380	$226,224
Other property revenues	13,582	11,056	26,306	20,446
Total property revenues	151,173	134,498	298,686	246,670
Property expenses
Property operating and maintenance	40,520	36,259	79,495	68,437
Real estate taxes	16,296	15,225	32,726	27,847
Total property expenses	56,816	51,484	112,221	96,284
Non-property income
Fee and asset management	3,120	1,834	5,597	9,140
Sale of technology investments	—	—	—	24,199
Interest and other income	3,611	1,265	4,364	4,488
Income on deferred compensation plans	2,331	2,095	2,381	2,118
Total non-property income	9,062	5,194	12,342	39,945
Other expenses
Property management	4,966	3,922	9,192	7,142
Fee and asset management	3,238	1,043	4,604	2,991
General and administrative	8,036	6,558	15,450	11,834
Transaction compensation and merger expenses	—	261	—	14,085
Interest	31,379	28,584	62,416	52,085
Depreciation and amortization	41,242	44,182	78,295	75,840
Amortization of deferred financing costs	909	796	1,956	2,017
Expense on deferred compensation plans	2,331	2,095	2,381	2,118
Total other expenses	92,101	87,441	174,294	168,112
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	11,318	767	24,513	22,219
Gain on sale of properties, including land	810	—	1,309	132,117
Equity in income of joint ventures	569	245	2,886	355
Minority interests:
Distributions on perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,528)
Original issuance costs on redeemed perpetual preferred units	—	—	—	(365)
Income allocated to common units and other minority interests	(1,182)	(570)	(2,536)	(1,703)
Income (loss) from continuing operations	9,765	(1,308)	22,672	149,095
Income from discontinued operations	1,165	1,447	3,031	3,329
Gain on sale of discontinued operations	23,652	21,724	51,044	36,115
Income from discontinued operations allocated to common units	—	(11)	(722)	(23)
Net income	$34,582	$21,852	$76,025	$188,516

Earnings per share – basic
Income (loss) from continuing operations	$0.17	$(0.02)	$0.41	$2.99
Income from discontinued operations, including gain on sale	0.45	0.43	0.97	0.79
Net income	$0.62	$0.41	$1.38	$3.78

Earnings per share – diluted
Income (loss) from continuing operations	$0.17	$(0.03)	$0.41	$2.80
Income from discontinued operations, including gain on sale	0.44	0.42	0.95	0.73
Net income	$0.61	$0.39	$1.36	$3.53

Distributions declared per common share	$0.66	$0.635	$1.32	$1.27
Weighted average number of common shares outstanding	55,506	53,873	54,901	49,909
Weighted average number of common and common dilutive equivalent shares outstanding	56,683	55,538	56,083	53,916

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$76,025	$188,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	78,641	78,697
Amortization of deferred financing costs	1,956	2,017
Equity in income of joint ventures	(2,886)	(355)
Gain on sale of properties, including land	(1,309)	(132,117)
Gain on sale of discontinued operations	(51,044)	(36,115)
Gain on sale of technology investments	—	(24,199)
Original issuance costs on redeemed perpetual preferred units	—	365
Income allocated to common units and other minority interests, including discontinued operations	3,258	1,726
Accretion of discount on unsecured notes payable	358	312
Amortization of share-based compensation	3,990	7,483
Interest on employee notes receivable	(31)	(30)
Net change in operating accounts	19,181	15,277
Net cash provided by operating activities	128,139	101,577

Cash flows from investing activities
Increase in real estate assets	(252,398)	(87,215)
Net proceeds from sales of properties, including land and discontinued operations	91,394	95,824
Proceeds from the sale of technology investments	—	24,612
Net proceeds from sales of assets to joint ventures	7,813	316,796
Distributions from joint ventures	8,319	53,514
Investments in joint ventures	(308)	—
Payments received on notes receivable – other	4,055	12,281
Summit cash at merger date	—	16,695
Cash consideration paid for Summit	—	(458,050)
Payment of merger related liabilities	(5,125)	(49,943)
Change in restricted cash	(105)	(924)
Increase in non-real estate assets and other	(1,423)	(1,571)
Net cash used in investing activities	(147,778)	(77,981)

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$10,000	$21,000
Proceeds from notes payable	—	248,423
Repayment of Summit secured credit facility	—	(188,500)
Repayment of notes payable	(82,164)	(6,034)
Proceeds from issuance of common shares	255,131	—
Distributions to shareholders and minority interests	(93,783)	(69,872)
Redemption of perpetual preferred units	—	(17,500)
Repayment of employee notes receivable	74	1,828
Repurchase of common units	(113)	(5,403)
Net decrease (increase) in accounts receivable – affiliates	962	(2,670)
Increase in notes receivable - affiliates	(23,464)	(741)
Common share options exercised	2,658	5,772
Payment of deferred financing costs	(2,466)	(6,446)
Other	928	726
Net cash provided by (used in) financing activities	67,763	(19,417)
Net increase in cash and cash equivalents	48,124	4,179
Cash and cash equivalents, beginning of period	1,576	2,253
Cash and cash equivalents, end of period	$49,700	$6,432

Supplemental information
Cash paid for interest, net of interest capitalized	$63,945	$45,685
Interest capitalized	10,675	7,642

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,881	$1,589,188
Liabilities assumed	1,881	980,255
Common shares issued	—	544,065
Common units issued	—	81,564
Value of shares issued under benefit plans, net	16,376	11,487
Cancellation of notes receivable – affiliate in connection with property acquisition	12,053	—
Distributions declared but not paid	38,821	35,186
Conversion of operating partnership units to common shares	5,650	—
Contribution of real estate assets to joint ventures	3,173	45,297
Decrease in liabilities in connection with property transactions, net	650	2,603

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Consolidated Financial Statements
(Unaudited)

1.          Organization

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted according to such rules and regulations. Management believes the disclosures included are adequate for ensuring the information presented is not misleading. In the opinion of management, all adjustments and eliminations, necessary to fairly present the financial position of Camden Property Trust as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of future results.

Organization

Camden Property Trust is a self-administered and self-managed Texas real estate investment trust (“REIT”) organized on May 25, 1993.  We, with our subsidiaries, report as a single business segment with activities related to the ownership, development, construction and management of multifamily apartment communities.  Our use of the term “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion refers to our multifamily apartment communities.  As of June 30, 2006, we owned interests in, operated or were developing 199 multifamily properties containing 68,199 apartment homes located in thirteen states.  We had 5,071 apartment homes under development at fifteen of our multifamily properties, including 561 apartment homes at two multifamily properties owned through joint ventures.  We had three properties containing 1,260 apartment homes which were designated as held for sale.  Additionally, we had several sites that we intend to develop into multifamily apartment communities.

As of June 30, 2006, we had operating properties in 21 markets.  No single market contributed more than 12% of our net operating income (as defined in Reportable Segments in Note 3) for the six months then ended.  Our largest markets for the six months ended June 30, 2006 were Washington, D.C. Metro, Tampa and Las Vegas which contributed 11.5%, 9.3% and 8.5%, respectively, to our net operating income.

2.          Merger with Summit Properties Inc.

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”).  At the effective time of the merger, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P.  As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

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

Revisions to the purchase price during the six months ended June 30, 2006 included increases of $1.3 million to land and $0.7 million to properties under development, including land, as a result of purchase price adjustments primarily related to increases of $1.9 million in accounts payable, accrued expenses and other liabilities for litigation.

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

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs.  Of this amount, Summit had paid $26.3 million prior to the effective time of the merger.  As of June 30, 2006, substantially all costs were paid.

The following financial information for the three and six months ended June 30, 2005 gives effect to the merger as if it had occurred at the beginning of the period presented.  The financial information for the three months ended June 30, 2005 represents actual results.  The financial information for the six months ended June 30, 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining four months.  The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

(in thousands)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Total property revenues	$134,498	$274,274
Net income to common shareholders	21,852	173,748
Net income per common and common equivalent share	$0.39	$2.82

3.           Significant Accounting Policies

Operating Partnership and Minority Interests.  Approximately 18% of our multifamily apartment homes at June 30, 2006 were held in Camden Operating, L.P (“Camden Operating”). Camden Operating has issued both common and preferred limited partnership units.  As of June 30, 2006, we held 85.2% of the common limited partnership units and the sole 1.0% general partnership interest of the operating partnership.  The remaining 13.8% of the common limited partnership units, comprising 1.6 million units, are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.  Each common limited partnership unit is redeemable for one common share of Camden or cash at our election.  Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units.  Holders of common limited partnership units receive a cash dividend equivalent on a quarterly basis.  No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.

Camden Operating had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of June 30, 2006.  Distributions on the preferred units are payable quarterly in arrears.  The Series B preferred units are redeemable beginning in 2008 by Camden Operating for cash at par plus the amount of any accumulated and unpaid distributions.  The Series B preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares.  The Series B preferred units are subordinate to present and future debt.  In connection with our joint venture in Camden Main & Jamboree, LP, as discussed in Note 6, “Investments in Joint Ventures,” we issued 28,999 Series B common units during the six months ended June 30, 2006.  Distributions on the Series B preferred units totaled $1.8 million for the three months and $3.5 million for the six months ended June 30, 2006 and 2005, respectively.

In 2002, Summit entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in the Washington, D.C. Metro area, in a manner to permit the use of federal rehabilitation income tax credits.  The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community.  The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service.  The in service dates for Summit Roosevelt and Summit Grand Parc were January 1, 2003 and August 5, 2002, respectively.  As a result of the merger, we have assumed these joint ventures and they are consolidated into our financial statements.  As of June 30, 2006, the minority interest balance in these joint ventures totaled $9.8 million.

At June 30, 2006, approximately 23% of our multifamily apartment units were held in the Camden Summit Partnership.  This operating partnership has issued common limited partnership units.  As of June 30, 2006, we held 91.9% of the common limited partnership units and the sole 1.0% general partnership interest of the Camden Summit Partnership.  The remaining 7.1% of the common limited partnership units were primarily held by former officers, directors and investors of Summit.  Holders of common limited partnership units receive a cash dividend equivalent on a quarterly basis.  No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

Reportable Segments.  The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Although our multifamily communities are geographically diversified throughout the United States, management evaluates operating performance on an individual property level.  However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment.  We therefore have determined we have one reportable segment with activities related to the ownership, development, construction and management of multifamily communities.  Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 96.0% and 94.0% of our total consolidated revenues, excluding non-recurring gains on technology investments, for the six months ended June 30, 2006 and 2005, respectively.

In addition to GAAP measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income.  Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management revenues and expenses, other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total property revenues	$151,173	$134,498	$298,686	$246,670
Total property expenses	56,816	51,484	112,221	96,284
Net operating income	94,357	83,014	186,465	150,386
Less other expenses:
Depreciation and amortization	41,242	44,182	78,295	75,840
Interest	31,379	28,584	62,416	52,085
Transaction compensation and merger expenses	—	261	—	14,085
General and administrative	8,036	6,558	15,450	11,834
Property management	4,966	3,922	9,192	7,142
Fee and asset management	3,238	1,043	4,604	2,991
Amortization of deferred financing costs	909	796	1,956	2,017
Expense on deferred compensation plans	2,331	2,095	2,381	2,118
Total other expenses	92,101	87,441	174,294	168,112
Add non-property income:
Fee and asset management	3,120	1,834	5,597	9,140
Sale of technology investment	—	—	—	24,199
Interest and other income	3,611	1,265	4,364	4,488
Income on deferred compensation plans	2,331	2,095	2,381	2,118
Total non-property income	9,062	5,194	12,342	39,945
Income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests	$11,318	$767	$24,513	$22,219

Real Estate Assets, at Cost.  Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed.  Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, including above and below market leases, and acquired liabilities.  We then allocate the purchase price of the acquired property based on relative fair value.  We assess fair value based on estimated cash flow projections and available market information.

Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent such charges do not cause the carrying value of the asset to exceed its net realizable value.  Capitalized interest was $5.5 million and $10.7 million for the three and six months ended June 30, 2006, respectively, and $4.5 million and $7.6 million for the three and six months ended June 30, 2005, respectively.  Capitalized real estate taxes were $0.9 million and $1.6 million for the three and six months ended June 30, 2006, respectively, and $1.1 million and $1.8 million for the three and six months ended June 30, 2005, respectively.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items which were previously considered carrying costs.

We capitalized $24.2 million and $17.4 million during the six months ended June 30, 2006 and 2005, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	6-13 months

Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $10.3 million and $19.6 million for the three and six months ended June 30, 2006, respectively, and $8.8 million and $16.7 million for the three and six months ended June 30, 2005, respectively.  Costs recorded as repair and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset.  Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows and costs to sell, an impairment charge equal to the excess is recognized.  During the six months ended June 30, 2006 and 2005, we did not recognize any expense due to impairments of long-lived assets.

Discontinued Operations.   In accordance with SFAS No. 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods.  The property-specific components of earnings classified as discontinued operations include net operating income and depreciation expense.  The gain or loss on the eventual disposal of the held for sale properties is also classified as discontinued operations.  Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying consolidated balance sheets.  Subsequent to classification of a property as held for sale, no further depreciation is recorded.  Should the classification of a property change from held for sale to held and used, the property will be measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been classified as held and used or (b) fair value at the date of the subsequent decision not to sell.  Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.

Recent Accounting Pronouncements.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values.  In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R).  SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005.  We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation.”

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires changes to the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those which are in a transition phase (such as SFAS No. 123(R)) as of the effective date of SFAS No. 154.  The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2006, the FASB issued FSP FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).”  FIN 46(R)-6 addresses how a reporting enterprise should determine variability associated with a variable interest entity or variable interests in an entity when applying the provisions of FIN 46(R).  FIN 46(R)-6 is effective for reporting periods beginning after June 15, 2006.  We will evaluate the impact of FIN 46(R)-6 at the time any reconsideration event occurs under the provisions of FIN 46(R), and for any new entities with which we become involved in future periods.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of assessing the impact of FIN 48 and have not determined what impact, if any, our adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Reclassifications.  Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentations.  We reclassified two properties previously included in discontinued operations to continuing operations during the three months ended June 30, 2006 as management made the decision not to sell these assets.  As a result, we adjusted the current and prior period consolidated financial statements to reflect this reclassification.  Additionally, we recorded a depreciation charge of $2.6 million during the three months ended June 30, 2006 on these assets in accordance with the provisions of SFAS No. 144.

In our Consolidated Statements of Operations for the three and six months ended June 30, 2006, we present separately income on deferred compensation plans and expense on deferred compensation plans.  In the accompanying Consolidated Statements of Operations, we reclassified the income and expense on deferred compensation plans to be consistent with our 2006 presentation which resulted in a $2.1 million increase to non-property income and to other expenses for the three and six months ended June 30, 2005.

4.                                Per Share Data

Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares.  Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share.  For the three and six months ended June 30, 2006, 3.4 million and 3.5 million operating units convertible into common shares, respectively, were excluded from the diluted earnings per share calculated as they were not dilutive. For the three months ended June 30, 2005, 0.4 million common shares issuable from the assumed conversion of common share options and awards granted and 2.4 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share calculation
Income (loss) from continuing operations	$9,765	$(1,308)	$22,672	$149,095
Income from discontinued operations, including gain on sale	24,817	23,160	53,353	39,421
Net income	$34,582	$21,852	$76,025	$188,516

Income (loss) from continuing operations – per share	$0.17	$(0.02)	$0.41	$2.99
Income from discontinued operations, including gain on sale – per share	0.45	0.43	0.97	0.79
Net income – per share	$0.62	$0.41	$1.38	$3.78

Weighted average number of common shares outstanding	55,506	53,873	54,901	49,909

Diluted earnings per share calculation
Income (loss) from continuing operations	$9,765	$(1,308)	$22,672	$149,095
Income (loss) allocated to common units	5	(120)	10	1,726
Income (loss) from continuing operations, as adjusted	9,770	(1,428)	22,682	150,821
Income from discontinued operations, including gain on sale	24,817	23,160	53,353	39,421
Net income, as adjusted	$34,587	$21,732	$76,035	$190,242

Income (loss) from continuing operations, as adjusted – per share	$0.17	$(0.03)	$0.41	$2.80
Income from discontinued operations, including gain on sale – per share	0.44	0.42	0.95	0.73
Net income, as adjusted – per share	$0.61	$0.39	$1.36	$3.53

Weighted average common shares outstanding	55,506	53,873	54,901	49,909
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	669	—	666	435
Common units	508	1,665	516	3,572
Weighted average common shares outstanding, as adjusted	56,683	55,538	56,083	53,916

5.             Property Acquisitions and Dispositions

Acquisitions.  On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest, in accordance with the Agreement and Assignment of Limited Liability Company Interest.  The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party.  In consideration for such assignment and assumption, we paid Westwind $31.0 million, of which a $2.0 million non-refundable earnest money deposit was paid in October 2005.  Concurrent with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled.  Additionally, we repaid the outstanding balance of the construction loan, totaling $46.8 million, which had been provided to the joint venture by a third-party lender.  We used proceeds from our unsecured line of credit facility to fund this purchase.  The intangible assets acquired at acquisition include in-place leases of $0.5 million.  The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition.

Subsequent to June 30, 2006, we acquired Camden Stoneleigh, a 390 apartment home community located in Austin, Texas for $35.3 million using proceeds from our unsecured line of credit.

Dispositions and Assets Held for Sale. Under SFAS No. 144, the operating results of assets designated as held for sale are included in discontinued operations for all periods presented.  Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2006 and 2005, income from discontinued operations included the results of operations of three operating properties, containing 1,260 apartment homes, classified as held for sale at June 30, 2006 and the results of operations of five operating properties sold in 2006 through their sale dates. For the three and six months ended June 30, 2005, income from discontinued operations also included the results of operations of all communities classified as held for sale at June 30, 2005, including two operating properties sold during the first six months of 2005.  As of June 30, 2006, the three operating properties classified as held for sale had a net book value of $22.7 million.

The following is a summary of income from discontinued operations for the periods presented below:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Property revenues	$3,103	$6,297	$8,003	$13,114
Property expenses	1,938	3,420	4,626	6,928
Net operating income	1,165	2,877	3,377	6,186
Depreciation	—	1,430	346	2,857
Income from discontinued operations	$1,165	$1,447	$3,031	$3,329

During the six months ended June 30, 2006, we recognized gains on sale of discontinued operations of $51.0 million from the sale of five operating properties, containing 1,781 apartment homes.  These sales generated net proceeds of approximately $87.8 million of which, $48.1 million was deposited as of June 30, 2006, with a qualified intermediary for use in a deferred like-kind exchange.   For the six months ended June 30, 2005, we recognized gains on sale of discontinued operations of $36.1 million on the sale of two operating properties, containing 886 apartment homes.  These sales generated net proceeds of approximately $95.8 million.

At June 30, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)

Location	Acres	Net Book Value

Southeast Florida	4.8	$14.0
Los Angeles / Orange County	2.1	9.9
Dallas	7.0	8.2
Total land held for sale		$32.1

During the six months ended June 30, 2006, we recognized a gain on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland of $0.8 million.  Additionally, we recognized a gain on the sale of land sold to a joint venture in Houston, Texas of $0.5 million as discussed in Note 6.  The gains recognized on the sales of these assets were not included in discontinued operations due to our continuing involvement with these assets.  These sales generated net proceeds of approximately $11.4 million.

Subsequent to June 30, 2006, we sold Camden Oaks, a 446 apartment home community located in Dallas, Texas, for $19.2 million.  Proceeds from the sale of this property were deposited with a qualified intermediary for use in a deferred like-kind exchange.  Subsequent to this transaction, the exchange account was liquidated as the deferred like-kind exchange was completed.

6.             Investments in Joint Ventures

The joint ventures described below do not qualify as variable interest entities under the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46(R)”) or the consolidation requirements of the EITF Issue No. 04-05.  Accordingly, we utilize the guidance provided by SOP 78-9 and Accounting Principles Board Opinion 18, when determining the basis of accounting for these ventures.  Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method.  The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.

In June 1998, we completed a transaction in which one of our wholly-owned subsidiaries and TMT-Nevada, LLC, a wholly-owned subsidiary of a private pension fund, formed Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”).  TMT-Nevada holds an 80% interest in Sierra-Nevada and Camden USA, Inc. holds the remaining 20% interest.  We are providing property management services to the joint ventures, and fees earned for these services totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2005, respectively.  At June 30, 2006, Sierra-Nevada owned 14 apartment communities with 3,098 apartment homes and had total assets of $137.0 million and secured debt totaling $179.9 million.

In April 1998, we acquired, through one of our wholly-owned subsidiaries, a 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320 apartment home community located in Denver, Colorado.  The remaining 50% interest is owned by a private investor.  We are providing property management services to the joint ventures, and fees earned for these services totaled $19,000 and $39,000 for the three and six months ended June 30, 2006, respectively and $19,000 and $37,000 million for the three and six months ended June 30, 2005, respectively.  At June 30, 2006, Denver West had total assets of $22.1 million and secured debt totaling $17.2 million.

As a result of the Summit merger, we assumed a 25% interest in the Station Hill, LLC (“Station Hill”) joint venture, in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members.  In January 2006, Station Hill sold two properties, Summit Creek, a 260 apartment home community located in Charlotte, North Carolina, and Summit Hill, a 411 apartment home community located in Raleigh, North Carolina, for an aggregate of $47.5 million.  Our share of these dispositions totaled $11.9 million. We are providing property management services to the joint ventures, and fees earned for these services totaled $10,000 and $29,000 for the three and six months ended June 30, 2006, respectively and $53,000 and $71,000 million for the three and six months ended June 30, 2005, respectively. At June 30, 2006, the joint venture owned one 232 apartment home community located in Charlotte, North Carolina with total assets of $11.8 million and had third-party secured debt totaling $9.1 million.  Subsequent to June 30, 2006, we sold the remaining property in the joint venture, Summit Hollow, for $15.5 million.  Our share of this disposition totaled $3.9 million.  We have commenced the termination of the joint venture’s operations.

In March 2005, we sold 12 apartment communities containing 4,034 apartment homes (located in the Las Vegas, Phoenix, Houston, Dallas, and Orange County, California markets) to 12 individual affiliated joint ventures in return for a 20% minority interest in the joint ventures, totaling $45.3 million and approximately $369.3 million in cash.  Of the total proceeds received, approximately $52.2 million was recognized as an immediate distribution in accordance with the provisions of SOP 78-9.  The remaining 80% interest of each joint venture is owned by clients of the Tuckerman Group LLC who contributed $104.7 million to the joint ventures.  We are providing property management services to the joint ventures, and fees earned for these services totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively and $0.3 million for the three and six months ended June 30, 2005.  At June 30, 2006, the joint ventures had total assets of $391.2 million and had third-party secured debt totaling $272.6 million.

In January 2006, we sold undeveloped land located in Houston, Texas in return for a 30% interest in Camden Plaza, LP of $3.2 million and approximately $3.8 million in cash.  Of the total proceeds received, approximately $2.0 million was recognized as an immediate distribution in accordance with the provisions of SOP 78-9 and was applied against our initial investment balance.  The remaining 70% interest is owned by Onex Real Estate Partners, an unaffiliated third-party, which contributed $3.2 million to the joint venture.  The joint venture is developing a 271 apartment home community at a total estimated cost to complete of $42.9 million.  Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture, which had a balance of $6.8 million at June 30, 2006, and is reported as “Notes receivable – affiliates.”  At June 30, 2006, the joint venture had total assets of $18.3 million and had third-party secured debt totaling $6.9 million.

In March 2006, we contributed $1.4 million in cash and $1.9 million in common limited partnership units in return for a 30% interest in Camden Main & Jamboree, LP totaling $3.3 million.  The remaining 70% interest is owned by Onex Real Estate Partners, an unaffiliated third-party, which contributed $7.7 million to the joint venture.  The joint venture purchased Main & Jamboree, a 290 apartment home community located in Irvine, California, which is currently under development and has a total estimated cost to complete of $107.1 million.  Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $16.5 million at June 30, 2006, and is reported as “Notes receivable – affiliates.”  At June 30, 2006, the joint venture had total assets of $81.9 million and had third-party secured debt totaling $54.5 million.

Subsequent to June 30, 2006, we sold undeveloped land located in College Park, Maryland and contributed $4.3 million in cash in return for a 30% interest in Camden College Park, LP. The remaining 70% interest is owned by affiliates of Onex Real Estate Partners, an unaffiliated third-party, which contributed $10.1 million to the joint venture. The joint venture is developing a 508 apartment home community. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture.

7.             Third-party Construction Services

At June 30, 2006, we were under contract on third-party construction projects ranging from $2.9 million to $34.7 million per contract.  We earn fees on these projects ranging from 2.8% to 7.8% of the total contracted construction cost, which we recognize as earned.  Fees earned from third-party construction projects totaled $1.3 million and $1.9 million for the three and six months ended June 30, 2006, respectively, compared with $0.6 million and $1.1 million for the three and six months ended June 30, 2005, respectively, and are included in “Fee and asset management income” in our consolidated statements of operations.

We recorded costs and cost over-runs on third-party construction projects of $2.2 million and $2.5 million during the three and six months ended June 30, 2006, respectively, and $0.2 million and $1.5 million during the three and six months ended June 30, 2005, respectively.  These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our consolidated statements of operations.

The Camden Summit Partnership was the developer of one apartment community which was owned by a third-party.  Under the development and other related agreements, the Camden Summit Partnership had guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  The Camden Summit Partnership had also committed to fund certain development cost overruns, if any, and lease-up losses.  During the three months ended June 30, 2006, the apartment community was sold to a third-party and our obligations were satisfied upon sale.

8.             Notes Receivable

We have a mezzanine financing program under which we provide secured financing to owners of real estate properties.  We had $9.2 million in secured notes receivable outstanding as of June 30, 2006 to unrelated third parties.  These notes, which mature through 2009, accrue interest at rates ranging from 9% to 11% per annum, which is recognized as earned.

The following is a summary of our notes receivable under this program, excluding notes receivable from affiliates:

($ in millions)

Location	Current Property Type	Current Status	Apartment Homes At 6/30/06	June 30, 2006	December 31, 2005
Dallas/Fort Worth, Texas	Multifamily	Stabilized	264	$2.9	$6.9
Houston, Texas	Multifamily	Predevelopment	—	3.8	3.9
Austin, Texas	Multifamily	Stabilized	296	2.5	2.5
	Total		560	$9.2	$13.3

We have reviewed the terms and conditions underlying each note and management believes these notes do not qualify for consolidation under the provisions of FIN 46(R).  Management believes these notes are collectable, and no impairment existed at June 30, 2006.

During the six months ended June 30, 2006, one loan totaling $4.1 million was repaid. This loan had an interest rate of 11%. Included in this repayment was $41,000 of prepayment penalties, which are included in “Fee and asset management income” in our consolidated statements of operations.

We provided mezzanine construction financing in connection with one joint venture transaction discussed in Note 5 and two joint venture transactions discussed in Note 6.  As of June 30, 2006 and December 31, 2005, the balance of “Notes receivable – affiliates” totaled $23.3 million and $11.9 million, respectively.  The note outstanding at December 31, 2005 was cancelled on January 31, 2006 in connection with our acquisition of the remaining 80% interest in the joint venture.  At the time the mezzanine loan was cancelled, the balance of the note was $12.1 million.  The notes outstanding as of June 30, 2006 accrue interest at 14% per year and mature through 2009.

9.             Notes Payable

The following is a summary of our indebtedness:

(in millions)

	June 30, 2006	December 31, 2005
Unsecured line of credit and short-term borrowings	$261.0	$251.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	—	50.0
$75.0 million 7.16% Notes, due 2006	75.0	74.9
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	51.6	52.3
$150.0 million 5.98% Notes, due 2007	149.9	149.8
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.6	149.6
$200.0 million 5.93% Notes, due 2012	199.4	199.4
$200.0 million 5.45% Notes, due 2013	199.1	199.0
$250.0 million 5.08% Notes, due 2015	248.6	248.5
	1,572.9	1,623.2
Medium-term unsecured notes
$25.0 million 3.91% Notes, due 2006	—	25.3
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.9	27.2
$10.0 million 4.90% Notes, due 2010	11.3	11.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	39.1	39.5
	106.8	133.0
Total unsecured notes	1,940.7	2,007.2

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 - 2013	524.4	529.2
3.88% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2032	96.2	96.7
	620.6	625.9
Total notes payable	$2,561.3	$2,633.1

In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit originally matured in January 2008.  In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants.  The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2006.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available.   At June 30, 2006, we had outstanding letters of credit totaling $33.8 million, and had $305.2 million available, under our unsecured line of credit.

As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of June 30, 2006, there were $6.2 million of letters of credit outstanding under this facility.

During 2006, we repaid $75.0 million of maturing unsecured notes with an effective interest rate of 6.04%.  We repaid these notes payable using proceeds available under our unsecured line of credit.

At June 30, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.3% and 3.8%, respectively.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 5.8 years.  Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at June 30, 2006 are as follows:

(in millions)

Year	Amount	Weighted Average Interest Rate
2006	$131.7	7.2%
2007	233.0	5.7
2008	200.7	4.8
2009	198.2	5.0
2010	713.8	5.2
2011 and thereafter	1,083.9	5.6
Total	$2,561.3	5.5%

10.          Related Party Transactions

We perform property management services for properties owned by joint ventures in which we own an interest.  Management fees earned on these properties totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively, as compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  See further discussion of our investments in joint ventures in Note 6.

In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million.  Subsequent to the merger, five employees repaid their loans totaling $1.8 million.  At June 30, 2006, the notes receivable had an outstanding balance of $2.0 million.  As of June 30, 2006, the employee notes receivable were 100% secured by Camden common shares.

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

SFAS 123(R) requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.  The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with our prior valuation techniques utilized for options granted after January 1, 2003, as previously reported in disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”).  Employee awards granted prior to January 1, 2003 were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.

The adoption of SFAS No. 123(R) changes the accounting for our stock options and share awards (“SAs”) under our 2002 Share Incentive Plan and our 1993 Share Incentive Plan as discussed below.

Share Awards.  SAs have a vesting period of five years.  The compensation cost for share awards is based on the market value of the shares on the date of grant.   The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123, as amended by SFAS No. 148, with respect to measurement and recognition of share-based compensation.  However, SFAS No. 123 permitted us to recognize forfeitures as they occurred, while SFAS No. 123(R) requires us to estimate future forfeitures.  To determine our estimated future forfeitures, we used actual forfeiture history.

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

	Six Months Ended June 30,
	2006	2005

Expected volatility	16.6%	18.0%
Risk-free interest rate	4.4%	4.2%
Expected dividend yield	4.1%	5.6%
Expected life (in years)	5	10

Our computation of expected volatility for 2006 is based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date.  Prior to 2006, our computation of expected volatility was based on historical volatility of our common shares over a time period from the inception of the 1993 Share Incentive Plan and ending on the grant date.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield on our common shares is calculated using the annual dividends paid in prior year.  Our computation of expected life for 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share-based Compensation Award Activity.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $2.4 million and $2.8 million, respectively. As of June 30, 2006, there was approximately $0.8 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over a weighted average of 1.0 years.

The following table summarizes share options outstanding and exercisable at June 30, 2006:

	Outstanding Options		Exercisable Options
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price	Remaining Contractual Life
$24.88-$40.40	428,826	$34.25	428,826	$34.25	5.5 years
$41.90-$43.90	454,538	42.91	320,538	42.91	7.2 years
$44.00-$62.32	445,838	48.39	312,506	49.62	7.4 years
Total options	1,329,202	$41.95	1,061,870	$41.39	6.7 years

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the six months ended June 30, 2006:

	Options / Share Awards Outstanding	Weighted Average Exercise / Grant Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Outstanding at January 1, 2006	3,380,062	$36.30
Granted	260,458	65.08
Exercised	(120,740)	34.15
Forfeited (1)	(12,943)	48.23

Outstanding at June 30, 2006	3,506,837	$38.20	6.7	$123,966,688

Outstanding options	1,329,202	$41.95		$42,002,783
Exercisable options	1,061,870	41.39		34,160,358
Vested share awards	1,591,920	31.09

(1)          Forfeited amounts include estimated forfeitures on share awards granted to employees through June 30, 2006.

(2)          Intrinsic value is calculated using the closing price on June 30, 2006 of $73.55 per share.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R).  The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested option grants and Employee Share Purchase Plan (“ESPP”) awards for the three and six months ended June 30, 2005, prior to the adoption of SFAS No. 123(R):

(in thousands, except per share amounts)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net income, as reported	$21,852	$188,516
Add: share-based employee compensation expense included in reported net income	1,435	7,496
Deduct: total share-based employee compensation expense determined under fair value method for all awards	(1,487)	(7,604)
Pro forma net income	$21,800	$188,408

Net income per share:
Basic – as reported	$0.41	$3.78
Basic – pro forma	0.40	3.78

Diluted – as reported	0.39	3.53
Diluted – pro forma	0.39	3.53

Impact of SFAS No. 123(R).  Share-based compensation expense recognized under SFAS No. 123(R) during the three and six months ended June 30, 2006 decreased income from continuing operations and net income by $5,000 and $0.4 million, respectively, and decreased capitalized compensation cost by $39,000 and $49,000, respectively.  The $0.4 million decrease to income from continuing operations and net income for the six months ended June 30, 2006 was primarily related to expense associated with the accelerated vesting of certain share awards granted to individuals who met retirement conditions as defined in the 2002 Share Incentive Plan.  As a result of SFAS 123(R), there was no impact to basic earnings per share for the three months ended June 30, 2006, a $0.01 impact to basic earnings per share for the six months ended June 30, 2006 and no impact to diluted earnings per share for the three and six months ended June 30, 2006.

In our Consolidated Balance Sheets as of June 30, 2006, we presented unvested share awards as a component of “Additional paid-in capital.”  We previously presented unvested share awards as a separate component of shareholders’ equity.  In the accompanying Consolidated Balance Sheets, we reclassified the unvested share awards outstanding as of December 31, 2005 totaling $13.0 million to additional paid-in capital.  These amounts represent the unvested portions of the estimated fair value of obligations under our share awards.  There was no impact to the Consolidated Statements of Cash Flows as a result of our adoption of SFAS 123(R).

12.          Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)

	Six Months Ended June 30,
	2006	2005
Increase in assets:
Other assets, net	$(9,847)	$(8,422)

Increase (decrease) in liabilities:
Accrued real estate taxes	5,699	(120)
Accounts payable and accrued expenses	15,549	18,221
Other liabilities	7,780	5,598
Change in operating accounts	$19,181	$15,277

13.          Commitments and Contingencies

Construction Contracts.  As of June 30, 2006, we were obligated for approximately $230.4 million of additional expenditures on our recently completed projects and those currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).

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

The stipulation of settlement is subject to the customary conditions, including final court approval of the settlement.  On March 27, 2006, the court approved the settlement, and in accordance with the settlement, it dismissed the action with prejudice and awarded the class counsel $383,000 in fees and expenses.  Pursuant to the terms of the stipulation, Camden, as successor to Summit, paid such fees on May 1, 2006.  Under the terms of the settlement, all Camden entities were released and the lawsuit dismissed.

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

Other Contingencies.  On May 25, 2001, through a joint venture of the Camden Summit Partnership and SZF, LLC, a Delaware limited liability company in which the Camden Summit Partnership owned 29.78% until July 3, 2003, on which date the Camden Summit Partnership purchased its joint venture partner’s 70.22% interest, the Camden Summit Partnership entered into an agreement with Brickell View, L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida.  Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development.  On August 12, 2003, the Camden Summit Partnership received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with the Camden Summit Partnership.  The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida.  One of the suits was remanded to the Miami-Dade Circuit Court, while the other was dismissed on October 12, 2005, after the execution of a tolling agreement to allow the pending Miami-Dade Circuit Court matter to proceed.  The dismissed case may proceed after the pending matter is resolved, depending upon the nature of the resolution.  Both suits related to the business agreement among the parties in connection with the development and construction of the community by Coral Way.  Brickell View and its affiliates allege, among other things, breach of an oral joint venture agreement, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and Camden Summit Partnership and its affiliates, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages.  We intend to enforce our rights under the agreements.  We do not believe there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees.  We believe the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits.

On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees.  In this demand, Bermello, Ajamil & Partners, Inc. allege they are entitled to an increased architectural fee as a result of an increase in the cost of the project.  We believe the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim.  Additionally, the Camden Summit Partnership has asserted a counter-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects, and delay damages.

On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by the Camden Summit Partnership to Bovis.  Settlement documents in this matter were executed and on December 22, 2005, we paid Bovis an additional $2.7 million to resolve this matter.  There are executory terms of the settlement to be fulfilled on the part of Bovis and Camden Summit Partnership (Camden will pay an additional $0.3 million upon the completion of certain matters by Bovis); however, it is anticipated that those matters will be completed in the third quarter of 2006.  This case was dismissed on February 22, 2006, although the Court retains jurisdiction to enforce the Settlement Agreement.

In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract, fraud in the inducement, and rescission alleging Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the Summit Brickell apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims Summit misappropriated its identity by filing eviction actions in its name.  Brickell Grand, Inc. seeks rescission of the sale of Summit Brickell or, alternatively, unspecified damages.  We assumed Summit’s obligations as part of the merger.  We continue to believe these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.

On December 30, 2005, the Camden Summit Partnership, L.P. filed suit against Willy A. Bermello, Luis Ajamil, and Henry Pino to enforce the terms of a promissory note executed by them in conjunction with the Camden Summit Partnership’s purchase of Summit Brickell Grand Apartments.  Bermello, Ajamil, and Pino were entitled to certain credits against the promissory note based on a formula agreed upon between the parties.  Bermello, Ajamil, and Pino filed a Second Amended Counter-Claim on July 10, 2006, alleging the Camden Summit Partnership fraudulently induced them to execute the promissory note and seek to void the promissory note.  We do not believe there is any basis for Bermello, Ajamil, and Pino to be released from their obligations under the promissory note.  We believe the allegations made are not supported by the facts and we intend to vigorously pursue collection of the promissory note and defend against these claims.

All costs and expenses expected to be incurred associated with the defense of the above matters were accrued for at the time of merger.  A reasonable estimate of our exposure to loss cannot be made as of June 30, 2006 should an unfavorable outcome occur.

On January 3, 2006, Camden Builders, Inc. received notice of a legal action filed by four individuals, which suit was filed in the K-192nd Judicial District in the Dallas County District Court, Dallas County, Texas.  The petition alleged, among other things, breach of contract, rescission, fraud, warranty and deceptive trade practices by defendant Camden relative to construction of plaintiffs’ respective town homes located in the Farmers Market area of downtown Dallas, Texas which plaintiffs’ each independently purchased.  The case was resolved during the three months ended June 30, 2006.  Under the terms of the settlement, all Camden entities were released and the lawsuit dismissed.

In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures.  Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the purchase and sale of real property and resulting contracts generally contemplate that such contracts will provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that we will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated.  We are then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.

We are currently in the due diligence period for certain acquisitions and dispositions.  No assurance can be made we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Lease Commitments.  At June 30, 2006, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $0.7 million for the three months ended June 30, 2006 and 2005, and totaled $1.4 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.  Minimum annual rental commitments for the remainder of 2006 are $0.8 million and for the years ending December 31, 2007 through 2010 are $2.2 million, $2.0 million, $1.6 million and $1.4 million, respectively, and $9.0 million in the aggregate thereafter.

Employment Agreements.  At June 30, 2006, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2007.  Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals.  The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control.  In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control.  In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

14.          Common Shares

In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering.  We used the net proceeds of $255.1 million to reduce indebtedness on our unsecured line of credit allowing additional capacity to fund our current and future development activities and for general corporate purposes.

We filed an automatic shelf registration statement with the Securities and Exchange Commission during the three months ended June 30, 2006 which became effective upon filing.  We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants.  Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares.

15.          Post Retirement Benefits

At the effective date of the Summit merger, we entered into a separation agreement with two former Summit employees, William B. McGuire, Jr. and William F. Paulsen.  Pursuant to the respective separation agreement, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Additionally, the separation agreement required each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.  Other benefits received by Messrs. McGuire and Paulsen included postretirement benefits including office space and medical benefits.  As of June 30, 2006, we had accrued $3.2 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was $43,000 and $0.1 million for the three and six months ended June 30, 2006 and 2005, respectively.  During the remainder of 2006, we expect to contribute approximately $0.1 million to the plan.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report.  Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.

We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1924, both as amended, with respect to our expectations for future periods.  Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items relating to the future.  Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved.  Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements.  Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties and other factors that are beyond our control and could differ materially from our actual results and performance.

Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

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

•      Environmental uncertainties and disasters; and

•      Other risks detailed in our other SEC reports or filings.

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

Executive Summary

Based on our results for the six months ended June 30, 2006 and the current economic conditions, we expect continued growth during the remainder of 2006 from the revenue generated by our stabilized communities.  Multifamily fundamentals remain strong as the U.S. economic environment continues to improve.  These favorable economic conditions include meaningful job growth and population growth in the markets in which we operate which positively affects apartment housing demand.  Combined with expected decreased housing demand ensuing from rising interest rates, we believe these economic conditions result in multifamily apartment communities being economically attractive alternatives to purchasing a single-family home.  Additionally, condominium conversion activity should continue to reduce the availability of multifamily communities.  We have experienced positive growth in all of our markets during the six months ended June 30, 2006 as compared to the same period in prior year.

In positioning for future growth, we intend to continue focusing on our development pipeline and plan to maintain approximately $1.0 billion to $1.5 billion in our current and future development pipelines.  However, total projected capital costs and the commencement of future developments may be impacted by increasing construction costs.  Additionally, we intend to continue acquiring land for future development which will positively impact our future development pipeline.

As of June 30, 2006, we had operating properties in 21 markets.  No single market contributed more than 12% of our net operating income for the six months then ended.  Our largest markets for the six months ended June 30, 2006 were Washington, D.C. Metro, Tampa and Las Vegas which contributed 11.5%, 9.3% and 8.5%, respectively, to our net operating income.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	June 30, 2006		December 31, 2005
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Dallas, Texas (a)	8,219	22	8,643	24
Las Vegas, Nevada (a) (b)	8,064	30	8,064	30
Houston, Texas (a)	6,274	14	6,810	15
Tampa, Florida	5,635	12	5,635	12
Charlotte, North Carolina (c)	4,233	17	4,493	18
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Washington, D.C. Metro (b)	2,882	9	2,882	9
Denver, Colorado (b)	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona (a)	2,433	8	2,433	8
Raleigh, North Carolina (c)	2,220	6	2,631	7
Los Angeles/Orange County, California (a)	2,191	5	2,191	5
Austin, Texas	2,135	7	2,135	7
St. Louis, Missouri	2,123	6	2,123	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	1,468	4	2,289	6
Total Operating Properties	63,128	184	65,580	191
Properties Under Development
Washington, D.C. Metro	2,655	7	1,996	5
Houston, Texas (d)	886	3	236	1
Raleigh, North Carolina	484	1	484	1
San Diego/Inland Empire, California	350	1	350	1
Los Angeles/Orange County, California (d)	290	1	—	—
Orlando, Florida	261	1	—	—
Charlotte, North Carolina	145	1	145	1
Total Properties Under Development	5,071	15	3,211	9
Total Properties	68,199	199	68,791	200

Less: Joint Venture Properties (a) (b) (c) (d)	8,245	30	8,355	31

Total Properties Owned 100%	59,954	169	60,436	169

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

Stabilized Communities

We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties.  During the six months ended June 30, 2006, stabilization was achieved at one recently completed property as follows:

Property and Location	Number of Apartment Homes	Date of Completion	Date of Stabilization

Camden Farmers Market II Dallas, TX	284	3Q05	2Q06

Acquisition Communities

On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest in accordance with the Agreement and Assignment of Limited Liability Company Interest.  The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party.  In consideration for such assignment and assumption, we paid Westwind $31.0 million, of which a $2.0 million non-refundable earnest money deposit was paid in October 2005.  Concurrently with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was cancelled.  Additionally, we repaid the outstanding balance of the construction loan, totaling $46.8 million, which had been provided to the joint venture by a third-party lender.  We used proceeds from our unsecured line of credit facility to fund this purchase.  The intangible assets acquired at acquisition include in-place leases of $0.5 million.  The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition.

Discontinued Operations

The results of operations for properties sold during the period or classified as held for sale as of June 30, 2006 are required to be classified as discontinued operations.  The property-specific components of earnings classified as discontinued operations include net operating income and depreciation expense.  The gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations.  We maintain a strategy to manage our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.

We reclassified two properties previously included in discontinued operations to continuing operations during the three months ended June 30, 2006 as management made the decision not to sell these assets.  As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications.  Additionally, we recorded a depreciation charge of $2.6 million during the three months ended June 30, 2006 on these assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A summary of our 2006 dispositions and properties held for sale as of June 30, 2006 is as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Date of Disposition	Year Built	Net Book Value (1)

Sold
Camden Highlands Plano, TX	160	1Q06	1985	$—
Camden View Tucson, AZ	365	1Q06	1974	—
Camden Trails Dallas, TX	264	2Q06	1984	—
Camden Wilshire Houston, TX	536	2Q06	1982	—
Camden Pass Tucson, AZ	456	2Q06	1984	—
Held for Sale
Camden Wyndham Houston, TX	448	n/a	1978/1981	6.1
Camden Oaks Dallas, TX	446	n/a	1985	10.0
Camden Crossing Houston, TX	366	n/a	1982	6.6
Total apartment homes sold and held for sale	3,041

(1) Net Book Value is land and buildings and improvements less the related accumulated depreciation as of June 30, 2006.

At June 30, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)

Location	Acres	Net Book Value

Southeast Florida	4.8	$14.0
Los Angeles / Orange County	2.1	9.9
Dallas	7.0	8.2
Total land held for sale		$32.1

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

Development and Lease-Up Properties

At June 30, 2006, we had two properties in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 7/30/06	Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Dilworth Charlotte, NC	145	$16.7	94%	2Q06	3Q06
Camden Westwind Ashburn, VA	464	94.9	58%	2Q06	2Q07

Total – wholly-owned	609	$111.6

At June 30, 2006, we had thirteen properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Royal Oaks Houston, TX	236	$22.0	$19.3	$10.4	3Q06	3Q07
Camden Fairfax Corner Fairfax, VA	488	82.0	78.2	32.9	4Q06	2Q07
Camden Manor Park Raleigh, NC	484	52.0	48.5	19.4	4Q06	3Q07
Camden Clearbrook Frederick, MD	297	45.0	36.8	32.5	4Q06	3Q07

Under Construction
Camden Old Creek San Marcos, CA	350	98.0	78.6	70.0	2Q07	4Q07
Camden Monument Place Fairfax, VA	368	64.0	34.3	34.3	3Q07	1Q08
Camden Potomac Yards Arlington, VA	379	110.0	47.1	47.1	3Q07	3Q08
Camden City Centre Houston, TX	379	54.0	17.4	17.4	3Q07	3Q08
Camden Orange Court Orlando, FL	261	49.0	9.9	9.9	3Q08	1Q09
Camden Dulles Station Herndon, VA	368	77.0	22.1	22.1	2Q08	1Q09
Camden Summerfield Frederick, MD	291	68.0	20.5	20.5	3Q08	1Q09

Total – wholly-owned	3,901	$721.0	$412.7	$316.5

In Lease-Up – Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	$80.5	$80.5	1Q07	3Q07
Camden Plaza Houston, TX	271	42.9	17.8	17.8	3Q07	2Q08

Total – joint ventures	561	$150.0	$98.3	$98.3

Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements.  Indirect development costs, including salaries and benefits and other related costs attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed.  Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction.  Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

Our consolidated balance sheet at June 30, 2006 included $427.5 million related to wholly-owned properties under development.  Of this amount, $316.5 million related to our thirteen projects currently under development.  Additionally, at June 30, 2006, we had $111.0 million invested in land held for future development.  Included in this amount is $38.9 million related to projects we expect to begin constructing in 2006.  We also had $35.3 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects.  Upon completion of these development projects, we expect to utilize this land to further develop apartment homes in these areas.  We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

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

Our interest expense coverage ratio, net of capitalized interest, was 2.7 times for the three months ended June 30, 2006 and 2005 and 2.7 and 3.0 for the six months ended June 30, 2006 and 2005, respectively.  Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations.  At June 30, 2006 and 2005, 79.4% and 76.4%, respectively, of our properties (based on invested capital) were unencumbered.  Our weighted average maturity of debt, excluding our line of credit, was 5.8 years at June 30, 2006.

As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006 including:

•      normal recurring operating expenses;

•      current debt service requirements;

•      recurring capital expenditures;

•      initial funding of property developments, acquisitions and mezzanine financings; and

•      the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities.  For unsecured notes, we anticipate that no significant portion of the principal of those notes will be repaid prior to maturity.  Additionally, as of June 30, 2006, we had recently completed projects and those currently under development, for which a total estimated cost of $230.4 million remained to be funded.  We intend to meet our long-term liquidity requirements through the use of security offerings under our automatic shelf registration statement, draws on our unsecured credit facility and property dispositions.

Net cash provided by operating activities increased to $128.1 million in the first six months of 2006 from $101.6 million in the first six months of 2005, primarily due to additional net operating income (“NOI”) from recently acquired properties, and growth in net operating income from our stabilized communities.  This increase was partially offset by the loss of net operating income due to sales of properties, increases in interest expense due to higher debt balances and other transactional expenses.  See further discussion of our second quarter 2006 operations compared to second quarter 2005 in our “Results of Operations” discussion.

Cash flows used in investing activities during the first six months of 2006 totaled $147.8 million as compared to $78.0 million during the first six months of 2005.  We incurred $173.7 million in property development, acquisition and capital improvement costs during the first six months of 2006 as compared to $88.4 million during the same period in 2005.  During the six months ended June 30, 2006, we paid $5.1 million of severance benefits associated with the Summit merger.  Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $107.5 million for the six months ended June 30, 2006.  Investing activities in the first six months of 2005 primarily consisted of transactions associated with the Summit merger and expenditures related to real estate assets.  During the first six months of 2005, we paid $508.0 million in connection with the Summit merger, either as consideration paid at acquisition or for merger liabilities assumed.  These payments were ultimately funded using a portion of the proceeds received from the sales of properties and technology investments and distributions from joint ventures representing returns of investments, which totaled an aggregate of $490.7 million.

Net cash provided by financing activities totaled $67.8 million in the first six months of 2006, primarily as a result of proceeds from the issuance of 3.6 million common shares, with net proceeds of $255.1 million, partially offset by payments of $75.0 million for senior unsecured notes and distributions to shareholders and minority interest holders, and an increase in notes receivable – affiliates of $23.5 million under two mezzanine loans we made to joint ventures formed during the six months ended June 30, 2006.  Net cash used in financing activities in the first six months of 2005 was $19.4 million, primarily due to the repayment of a secured credit facility assumed in our merger with Summit, distributions to shareholders and minority interest holders and redemption of preferred units, partially offset by a net increase in our unsecured line of credit, and proceeds from notes payable.

Financial Flexibility

In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million.  This $600 million unsecured line of credit originally matured in January 2008.  In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants.  The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate.  The scheduled interest rate spreads are subject to change as our credit ratings change.  Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates.  These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit.  The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2006.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit.  While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available.  At June 30, 2006, we had outstanding letters of credit totaling $33.8 million, and had $305.2 million available, under our unsecured line of credit.

As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of June 30, 2006, there were $6.2 million of letters of credit outstanding under this facility.

As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group.  Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

During 2006, we repaid $75.0 million of maturing unsecured notes with an effective interest rate of 6.04%.  We repaid these notes payable using proceeds available under our unsecured line of credit.

At June 30, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.3% and 3.8%, respectively.

In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering.  We used the net proceeds of $255.1 million to reduce indebtedness on our unsecured line of credit allowing additional capacity to fund our current and future development activities and for general corporate purposes.

We filed an automatic shelf registration statement with the Securities and Exchange Commission during the three months ended June 30, 2006 that became effective upon filing.  We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants.  Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares.

In June 2006, we announced our Board of Trust Managers had declared a dividend distribution of $0.66 per share to holders of record as of June 30, 2006 of our common shares.  The dividend was subsequently paid on July 17, 2006.  We paid equivalent amounts per unit to holders of the common operating partnership units.  This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.64 per share or unit.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2006:

(in millions)

	Total	2006	2007	2008	2009	2010	Thereafter
Debt maturities	$2,561.3	$131.7	$233.0	$200.7	$198.2	$713.8	$1,083.9
Interest payments (1)	683.4	68.9	123.5	114.9	101.5	82.6	192.0
Non-cancelable operating lease payments	17.0	0.8	2.2	2.0	1.6	1.4	9.0
Construction contracts	230.4	96.7	117.4	16.3	—	—	—
	$3,492.1	$298.1	$476.1	$333.9	$301.3	$797.8	$1,284.9

(1) Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes and secured notes.  The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of June 30, 2006.

The joint ventures in which we have an interest have been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint ventures.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties.  Where appropriate, comparisons are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period.  Selected weighted averages for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Average monthly property revenue per apartment home	$920	$850	$912	$825
Annualized total property expenses per apartment home	$4,149	$3,903	$4,113	$3,865
Weighted average number of operating apartment homes owned 100%	54,772	52,759	54,575	49,826

Weighted average occupancy, total operating properties owned 100%	97.3%	96.3%	98.5%	94.8%

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Income (loss) from continuing operations increased $11.1 million, from a loss of $1.3 million to income of $9.8 million, for the three months ended June 30, 2005 and 2006, respectively. The increase in income (loss) from continuing operations was due to many factors, which included, but were not limited to, increases in property revenues and interest and other income. These increases were partially offset by increases in interest expense, property expenses and fee and asset management expenses during the three months ended June 30, 2006 as compared to the same period in 2005. Our primary financial focus for our apartment communities is net operating income.  Net operating income excluding discontinued operations represents total property revenues less total property expenses.  Net operating income increased $11.3 million, or 13.7%, from $83.0 million to $94.4 million, for the three months ended June 30, 2005 and 2006, respectively.  See further discussion of net operating income in our discussion of “Reportable Segments” in Note 3 to our consolidated financial statements.

The following table presents the components of net operating income excluding discontinued operations for the three months ended June 30, 2006 and 2005:

($ in thousands)

	Apartment Homes	Three Months Ended June 30,		Change
	at 6/30/06	2006	2005	$	%
Property revenues
Camden same store communities	50,732	$134,964	$125,584	$9,380	7.5%
Camden non-same store communities	3,452	12,395	7,152	5,243	73.3
Development and lease-up communities	4,510	2,852	—	2,852	100.0
Dispositions/other	—	962	1,762	(800)	(45.4)
Total property revenues	58,694	151,173	134,498	16,675	12.4

Property expenses
Camden same store communities	50,732	51,056	48,397	2,659	5.5
Camden non-same store communities	3,452	4,432	2,721	1,711	62.9
Development and lease-up communities	4,510	944	—	944	100.0
Dispositions/other	—	384	366	18	4.9
Total property expenses	58,694	56,816	51,484	5,332	10.4

Property net operating income
Camden same store communities	50,732	83,908	77,187	6,721	8.7
Camden non-same store communities	3,452	7,963	4,431	3,532	79.7
Development and lease-up communities	4,510	1,908	—	1,908	100.0
Dispositions/other	—	578	1,396	(818)	(58.6)
Total property net operating income	58,694	$94,357	$83,014	$11,343	13.7%

Same store communities are communities we owned and were stabilized as of January 1, 2005.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2005.  Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2005.  Dispositions primarily represent communities we have sold which are not included in discontinued operations.

Total property revenues for the three months ended June 30, 2006 increased $16.7 million over the three months ended June 30, 2005, and increased from $850 to $920 on a monthly per apartment home basis.  Total property revenues from same store communities increased 7.5%, from $125.6 million for the three months ended June 30, 2005 to $135.0 million for the three months ended June 30, 2006, which represents an increase of $62 on a monthly per apartment home basis.  For same store communities, rental rates on a monthly per apartment home basis increased $46 from the three months ended June 30, 2005 to the three months ended June 30, 2006 and vacancy loss decreased $7 per apartment home over the same period.  Additionally, other rental income, which represents damage, reletting and other miscellaneous fees, increased $9 per apartment home per month

Property revenues from Camden non-same store, development and lease-up communities increased from $7.2 million for the three months ended June 30, 2005 to $15.2 million for the three months ended June 30, 2006 due to the completion and lease-up of properties in our development pipeline.  Total property revenues on a monthly per apartment home basis were $1,258 and $1,176 for the three months ended June 30, 2006 and 2005, respectively.  Property revenues from dispositions/other during the three months ended June 30, 2006 decreased $0.8 million as compared to the three months ended June 30, 2005.  Disposition/other property revenue earned during the three months ended June 30, 2006 primarily relates to retail lease income and ancillary income on disposition properties.  For the three months ended June 30, 2005, disposition/other property revenue earned primarily relates to retail lease income and income associated with the amortization of above and below market leases acquired in the Summit merger.

Total property expenses for the three months ended June 30, 2006 increased $5.3 million, or 10.4%, as compared to the same period in 2005, and increased from $3,903 to $4,149 on an annualized per apartment home basis.  Total property expenses from our same store communities increased 5.5%, from $48.4 million for the three months ended June 30, 2005 to $51.1 million for the three months ended June 30, 2006, which represents an increase of $210 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in repairs and maintenance expenses, utilities expense, and property administrative expense of $91, $56 and $33 on an annualized per apartment home basis, respectively.

These three expense categories represent approximately 36% of total operating costs for the period, and increased 14.2% as compared to the three months ended June 30, 2005.

Property expenses from Camden non-same store, development and lease-up communities increased from $2.7 million for the three months ended June 30, 2005 to $5.4 million for the three months ended June 30, 2006, due to the completion and lease-up of properties in our development pipeline.  Total property expenses on an annualized per apartment home basis were $5,323 and $5,370 for the three months ended June 30, 2006 and 2005, respectively.

Fee and asset management income for the three months ended June 30, 2006 increased $1.3 million from the three months ended June 30, 2005.  This increase was primarily due to increases in third-party construction fees of $0.7 million.

Interest and other income increased from $1.3 million for the three months ended June 30, 2005 to $3.6 million for the three months ended June 30, 2006.  The increase was primarily due to $2.3 million of earnest money forfeited by potential purchasers of one of our communities located in Tampa and one land parcel located in Southeast Florida.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $3.9 million for the three months ended June 30, 2005 to $5.0 million for the three months ended June 30, 2006.  This increase was primarily due to salary and benefit expenses related to the addition and relocation of regional supervision personnel.  Property management expenses were 3.3% and 2.9% of total property revenues for the three months ended June 30, 2006 and 2005, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management for third parties, increased from $1.0 million for the three months ended June 30, 2005 to $3.2 million for the three months ended June 30, 2006.  This increase was primarily due to increases in warranty and repair expenses on third-party projects which totaled $2.2 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively.

General and administrative expenses increased $1.5 million from $6.6 million for the three months ended June 30, 2005 to $8.0 million for the same period in 2006, and were 5.3% and 4.9% of total property revenues for the three months ended June 30, 2006 and 2005, respectively.  The increase in general and administrative expenses for the three months ended June 30, 2006 as compared to the same period in prior year was primarily due to increases in salary and benefit expenses, including long-term incentive compensation and employee share purchase plan expense, and legal costs.

During the three months ended June 30, 2005, we incurred transaction compensation and merger expenses of $0.3 million.  Merger expenses primarily related to training and transitional employee costs associated with the Summit merger.

Gross interest cost before interest capitalized to development properties increased $3.8 million, or 11.4%, from $33.1 million for the three months ended June 30, 2005 to $36.9 million for the three months ended June 30, 2006.   The overall increase in interest expense was due primarily to a higher line of credit balance as a result of continued funding of the development pipeline, increases in the effective interest rate associated with variable rate debt and interest expense on the $250 million notes issued in June 2005.  Interest capitalized increased to $5.5 million from $4.5 million for the three months ended June 30, 2006 and 2005, respectively, due to higher average balances in our development pipeline resulting from the thirteen wholly-owned communities recently completed or currently under construction.

Depreciation and amortization decreased from $44.2 million for the three months ended June 30, 2005 to $41.2 million for the three months ended June 30, 2006. This decrease was due primarily to amortization of the value of in-place leases acquired in connection with the merger with Summit of $9.5 million during the three months ended June 30, 2005, offset by additional depreciation on assets acquired, new development and capital improvements placed in service during the past year and $2.0 million in depreciation recorded during the three months ended June 30, 2006 as two properties were reclassified from discontinued operations to continuing operations in accordance with the provisions of SFAS 144.

Gain on sale of properties for the three months ended June 30, 2006 included a gain on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland of $0.8 million.

Equity in income of joint ventures increased $0.3 million from the three months ended June 30, 2005, primarily from decreases in other expenses, including depreciation and amortization expense and interest expense, for the three months ended June 30, 2006 as compared to the same period in 2005.

For the three months ended June 30, 2006, income from discontinued operations included the results of operations of three operating properties classified as held for sale at June 30, 2006 and the results of operations of three operating properties sold during the three months ended June 30, 2006, including the related gain on sale.  In addition to the properties included in discontinued operations for 2006, for income from discontinued operations for the three months ended June 30, 2005 included the operations of the one operating property sold during the second quarter of 2005.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Income from continuing operations decreased $126.4 million, from $149.1 million to $22.7 million, for the six months ended June 30, 2005 and 2006, respectively. The decrease in income from continuing operations was due to many factors, which included, but were not limited to, gains on sales of properties and technology investments recognized in the prior year, and increases in depreciation and amortization expense, interest expense and property expenses during the six months ended June 30, 2006 as compared to the same period in 2005. These decreases were partially offset by the increases in property revenues and the absence of transaction compensation and merger costs.  Our primary financial focus for our apartment communities is net operating income.  Net operating income excluding discontinued operations represents total property revenues less total property expenses.  Net operating income increased $36.1 million, or 24.0%, from $150.4 million to $186.5 million, for the six months ended June 30, 2005 and 2006, respectively.  See further discussion of net operating income in our discussion of “Reportable Segments” in Note 3 to our consolidated financial statements.

The following table presents the components of net operating income excluding discontinued operations for the six months ended June 30, 2006 and 2005:

($ in thousands)

	Apartment Homes	Six months Ended June 30,		Change
	at 6/30/06	2006	2005	$	%
Property revenues
Camden same store communities	37,632	$183,047	$170,703	$12,344	7.2%
Summit same store communities	13,100	84,620	52,149	32,471	62.3
Camden non-same store communities	2,764	18,158	8,972	9,186	102.4
Summit non-same store communities	688	6,635	3,600	3,035	84.3
Development and lease-up communities	4,510	4,174	—	4,174	100.0
Dispositions/other	—	2,052	11,246	(9,194)	(81.8)
Total property revenues	58,694	298,686	246,670	52,016	21.1

Property expenses
Camden same store communities	37,632	73,671	69,373	4,298	6.2
Summit same store communities	13,100	27,610	18,227	9,383	51.5
Camden non-same store communities	2,764	6,270	3,063	3,207	104.7
Summit non-same store communities	688	2,423	1,571	852	54.2
Development and lease-up communities	4,510	1,355	—	1,355	100.0
Dispositions/other	—	892	4,050	(3,158)	(78.0)
Total property expenses	58,694	112,221	96,284	15,937	16.6

Property net operating income
Camden same store communities	37,632	109,376	101,330	8,046	7.9
Summit same store communities	13,100	57,010	33,922	23,088	68.1
Camden non-same store communities	2,764	11,888	5,909	5,979	101.2
Summit non-same store communities	688	4,212	2,029	2,183	107.6
Development and lease-up communities	4,510	2,819	—	2,819	100.0
Dispositions/other	—	1,160	7,196	(6,036)	(83.9)
Total property net operating income	58,694	$186,465	$150,386	$36,079	24.0%

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

Total property revenues for the six months ended June 30, 2006 increased $52.0 million over the six months ended June 30, 2005, and increased from $825 to $912 on a monthly per apartment home basis.  Total property revenues from Camden same store communities increased 7.2%, from $170.7 million for the six months ended June 30, 2005 to $183.0 million for the six months ended June 30, 2006, which represents an increase of $55 on a monthly per apartment home basis.  For same store communities, rental rates on a monthly per apartment home basis increased $32 from the six months ended June 30, 2005 from the six months ended June 30, 2006 and vacancy loss decreased $10 per apartment home over the same period.  Additionally, other rental income, which represents damage, reletting and other miscellaneous fees, increased $13 per apartment home per month.  Property revenues from Summit’s same store communities were $84.6 million for six months ended June 30, 2006, compared to revenues of $52.1 million for the four months ended June 30, 2005, which was an increase of $81 on a monthly per apartment home basis.  Rental rates for the six months ended June 30, 2006 increased over the same period in 2005, primarily as a result of improved economic conditions in our markets.

Property revenues from Camden non-same store, development and lease-up communities, including Summit non-same store communities, increased from $12.6 million for the six months ended June 30, 2005 to $29.0 million for the six months ended June 30, 2006 due to the acquisition of apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property revenues on a monthly per apartment home basis were $1,256 and $1,199 for the six months ended June 30, 2006 and 2005, respectively.  Property revenues from dispositions/other during the six months ended June 30, 2006 decreased $9.2 million as compared to the six months ended June 30, 2005.  For the six months ended June 30, 2006, disposition/other property revenues earned primarily relate to retail lease income.  Disposition/other property revenues earned during the six months ended June 30, 2005 primarily relates to 12 communities sold to joint ventures during March 2005, retail lease income and amortization of above and below market leases.  As we have continuing involvement in these communities, the operations from these communities continue to be included in continuing operations.

Total property expenses for the six months ended June 30, 2006 increased $15.9 million, or 16.6%, as compared to the same period in 2005, and increased from $3,865 to $4,113 on an annualized per apartment home basis.  Total property expenses from our Camden same store communities increased 6.2%, from $69.4 million for the six months ended June 30, 2005 to $73.7 million for the six months ended June 30, 2006, which represents an increase of $169 on an annualized per apartment home basis.  The increase in same store property expenses per apartment home was primarily due to increases in repairs and maintenance expense, real estate tax expense and utilities expense of $54, $42 and $35 on an annualized per apartment home basis, respectively.  These three expense categories represent approximately 58% of total operating costs for the period, and increased 8.4% as compared to the six months ended June 30, 2005.  Property expenses from Summit’s same store communities were $27.6 million for six months ended June 30, 2006, compared to expenses of $18.2 million for the four months ended June 30, 2005, which was an increase of $41 on an annualized per apartment home basis.

Property expenses from Camden non-same store, development and lease-up communities, including Summit non-same store communities, increased from $4.6 million for the six months ended June 30, 2005 to $10.0 million for the six months ended June 30, 2006, due to the acquisition of apartment homes in the Summit merger and the completion and lease-up of properties in our development pipeline.  Total property expenses on an annualized per apartment home basis were $5,229 and $5,305 for the six months ended June 30, 2006 and 2005, respectively.  Property expenses from dispositions/other decreased $3.2 million from the six months ended June 30, 2005 relating to 12 communities sold during 2005.

Fee and asset management income for the six months ended June 30, 2006 decreased $3.5 million from the six months ended June 30, 2005.  This decrease was primarily due to fees earned on services provided to our joint ventures and from our mezzanine financing program offset by increases in construction and development fees earned on third-party construction projects and forfeited earnest money deposits.  See further discussion of fee and asset management income in Note 6, “Investments in Joint Ventures,” in the footnotes to our consolidated financial statements.

Income from the sale of technology investments totaled $24.2 million for the six months ended June 30, 2005.  Income from the sale of technology investments for 2005 relates to a gain recognized on the sale of our investment in Rent.com, which was acquired by eBay Inc. during the first quarter of 2005.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $7.1 million for the six months ended June 30, 2005 to $9.2 million for the six months ended June 30, 2006.  This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with regional offices acquired in the Summit merger.  Property management expenses were 3.1% and 2.9% of total property revenues for the six months ended June 30, 2006 and 2005, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management for third parties, increased from $3.0 million for the six months ended June 30, 2005 to $4.6 million for the six months ended June 30, 2006.  This increase was primarily due to increases in costs and cost over-runs on third-party projects which totaled $2.5 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively.

General and administrative expenses increased $3.6 million from $11.8 million for the six months ended June 30, 2005 to $15.5 million for the same period in 2006, and were 5.2% and 4.8% of total property revenues for the six months ended June 30, 2006 and 2005, respectively.  The increase in expense for the six months ended June 30, 2006 as compared to the same period in the prior year was primarily due to increases in salary and benefit expenses, including long-term incentive compensation and share-based compensation expense as a result of the implementation of the Financial Accounting

Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment,” (“SFAS 123(R)”), legal costs and audit fees.

During the six months ended June 30, 2005, we incurred transaction compensation and merger expenses of $14.1 million.  Merger expenses primarily related to training and transitional employee costs.

Gross interest cost before interest capitalized to development properties increased $13.4 million, or 22.4%, from $59.7 million for the six months ended June 30, 2005 to $73.1 million for the six months ended June 30, 2006.   The overall increase in interest expense was due to higher average debt balances relating to $880.8 million in notes and mortgages payable acquired in the merger with Summit, continued funding of the development pipeline and increases in the effective interest rate associated with variable rate debt.  Interest capitalized increased to $10.7 million from $7.6 million for the six months ended June 30, 2006 and 2005, respectively, due to higher average balances in our development pipeline resulting from the thirteen wholly-owned communities recently completed or currently under construction.

Depreciation and amortization increased from $75.8 million for the six months ended June 30, 2005 to $78.3 million for the six months ended June 30, 2006.  This increase was due primarily to additional depreciation on assets acquired, a depreciation charge of $1.3 million during the six months ended June 30, 2006 on assets reclassified to continuing operations from discontinued operations in accordance with the provisions of SFAS 144, new development and capital improvements placed in service during the past year, partially offset by amortization of the value of in-place leases acquired in connection with the merger with Summit of $12.7 million during the six months ended June 30, 2005.

Gain on sale of properties for the six months ended June 30, 2006 included gains of $1.3 million from the sale of undeveloped land.  Gain on sale of properties for the six months ended June 30, 2005 included a gain of $132.1 million from the sale of 12 operating communities to affiliated joint ventures.

Equity in income of joint ventures increased $2.5 million from the six months ended June 30, 2005, primarily from gains recognized on the sale of two properties held through a joint venture.  Our portion of the gains was approximately $1.8 million for the six months ended June 30, 2006.

Original issuance costs of $0.4 million were expensed in connection with the redemption of $17.5 million of the Series C preferred units in 2005.

For the six months ended June 30, 2006, income from discontinued operations included the results of operations of three operating properties classified as held for sale at June 30, 2006 and the results of operations of five operating properties sold during the six months ended June 30, 2006 including the related gain on sale.  In addition to the properties included in discontinued operations for 2006, for the six months ended June 30, 2005, income from discontinued operations included the operations of the two operating properties sold during 2005.

Funds from Operations (“FFO”)

Management considers FFO to be an appropriate measure of the financial performance of an equity REIT.  The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Diluted FFO also assumes conversion of all dilutive convertible securities, including convertible minority interests, which are convertible into common shares.  We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

A reconciliation of net income to diluted FFO for the three and six months ended June 30, 2006 and 2005 is as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Funds from operations:
Net income	$34,582	$21,852	$76,025	$188,516
Real estate depreciation, including discontinued operations	40,579	45,005	77,324	77,463
Adjustments for unconsolidated joint ventures	764	1,297	1,545	1,965
Gain on sale of properties, including discontinued operations	(23,652)	(21,724)	(52,807)	(168,221)
Income allocated to common units, including discontinued operations	1,130	583	3,155	1,728
Funds from operations – diluted	$53,403	$47,013	$105,242	$101,451

Weighted average shares – basic
Incremental shares issuable from assumed conversion of:	55,506	53,873	54,901	49,909
Common share options and awards granted	669	434	666	435
Common units	3,908	4,100	3,972	3,572
Weighted average shares – diluted	60,083	58,407	59,539	53,916

Adjustments for unconsolidated joint ventures included in FFO for the six months ended June 30, 2006 include net gains totaling $1.8 million from the sale of properties held in joint ventures.  Included in the $1.8 million in net gains recognized is $0.4 million in prepayment penalties associated with the repayment of mortgages associated with the sold properties.

Inflation

Substantially all of our apartment leases are for a term generally ranging from 6 to 13 months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases.  The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.

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

Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values.  In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R).  SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005.  We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation.”

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires changes to the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those which are in a transition phase (such as SFAS No. 123(R)) as of the effective date of SFAS No. 154.  The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2006, the FASB issued FSP FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).”  FIN 46(R)-6 addresses how a reporting enterprise should determine variability associated with a variable interest entity or variable interests in an entity when applying the provisions of FIN 46(R).  FIN 46(R)-6 is effective for reporting periods beginning after June 15, 2006.  We will evaluate the impact of FIN 46(R)-6 at the time any reconsideration event occurs under the provisions of FIN 46(R), and for any new entities with which we become involved in future periods.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of assessing the impact of FIN 48 and have not determined what impact, if any, our adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.  There were no changes in our internal control over financial reporting occurring during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 2, 2006.

The shareholders elected all ten of the nominees for Trust Manager by the following vote:

	Affirmative	Negative	Abstentions	Broker Non-Voters
Richard J. Campo	47,296,726	—	380,679	—
D. Keith Oden	47,299,208	—	378,197	—
F. Gardner Parker	46,236,522	—	1,440,883	—
William R. Cooper	47,236,427	—	440,978	—
William B. McGuire, Jr.	25,782,774	—	21,894,632	—
William F. Paulsen	45,806,454	—	1,870,952	—
Scott S. Ingraham	47,238,237	—	439,168	—
Steven A. Webster	26,338,287	—	21,339,119	—
Lewis A. Levey	47,527,977	—	149,428	—
George A. Hrdlicka	47,147,318	—	530,087	—

The shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2006 by the following vote:

Affirmative	Negative	Abstentions	Broker Non-Voters
46,810,022	197,197	16,693	—

Item 5.                Other Information

None

Item 6.     Exhibits

(a)        Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 4, 2006.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 4, 2006.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Dennis M. Steen	August 4, 2006
Dennis M. Steen	Date
Chief Financial Officer, Senior Vice President – Finance and Secretary