Form 10-Q
period 2006-09-30
CAMDEN PROPERTY TRUST
filed 2006-11-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October 31, 2006, there were 56,425,854 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Real estate assets, at cost
Land	$683,645	$646,854
Buildings and improvements	3,988,031	3,840,969

	4,671,676	4,487,823
Accumulated depreciation	(725,790)	(716,650)

Net operating real estate assets	3,945,886	3,771,173
Properties under development, including land	351,246	372,976
Investments in joint ventures	8,266	6,096
Properties held for sale, including land	45,074	172,112

Total real estate assets	4,350,472	4,322,357
Accounts receivable — affiliates	33,624	34,084
Notes receivable
Affiliates	31,037	11,916
Other	3,855	13,261
Other assets, net	112,801	99,516
Cash and cash equivalents	8,061	1,576
Restricted cash	5,541	5,089

Total assets	$4,545,391	$4,487,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$1,693,106	$2,007,164
Secured	587,347	625,927
Accounts payable and accrued expenses	120,566	108,979
Accrued real estate taxes	41,165	26,070
Other liabilities	101,332	88,811
Distributions payable	43,056	38,922

Total liabilities	2,586,572	2,895,873
Commitments and contingencies
Minority interests
Perpetual preferred units	97,925	97,925
Common units	116,776	112,637
Other minority interests	10,002	10,461

Total minority interests	224,703	221,023
Shareholders’ equity
Common shares of beneficial interest	650	608
Additional paid-in capital	2,176,170	1,902,595
Distributions in excess of net income	(206,442)	(295,074)
Employee notes receivable	(2,047)	(2,078)
Treasury shares, at cost	(234,215)	(235,148)

Total shareholders’ equity	1,734,116	1,370,903

Total liabilities and shareholders’ equity	$4,545,391	$4,487,799

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Property revenues
Rental revenues	$139,354	$125,125	$408,581	$348,250
Other property revenues	15,202	11,507	41,172	31,612

Total property revenues	154,556	136,632	449,753	379,862
Property expenses
Property operating and maintenance	45,806	38,697	124,089	105,960
Real estate taxes	16,345	14,870	48,845	42,512

Total property expenses	62,151	53,567	172,934	148,472
Non-property income
Fee and asset management	5,433	1,789	11,030	10,929
Sale of technology investments	1,602	—	1,602	24,199
Interest and other income	1,733	1,913	6,097	6,401
Income on deferred compensation plans	1,927	3,209	4,308	5,327

Total non-property income	10,695	6,911	23,037	46,856

Other expenses
Property management	4,629	4,208	13,821	11,350
Fee and asset management	3,689	2,008	8,293	4,999
General and administrative	9,849	6,183	25,299	18,017
Transaction compensation and merger expenses	—	—	—	14,085
Interest	29,176	29,331	91,592	81,416
Depreciation and amortization	40,399	44,030	117,945	119,117
Amortization of deferred financing costs	941	855	2,897	2,872
Expense on deferred compensation plans	1,927	3,209	4,308	5,327

Total other expenses	90,610	89,824	264,155	257,183

Income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests	12,490	152	35,701	21,063
Gain on sale of properties, including land	96,247	—	97,556	132,117
Equity in income (loss) of joint ventures	1,628	(1,827)	4,514	(1,472)
Minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,278)
Original issuance costs on redeemed perpetual preferred units	—	—	—	(365)
Income allocated to common units and other minority interests	(12,413)	(261)	(14,750)	(1,756)

Income (loss) from continuing operations	96,202	(3,686)	117,771	144,309
Income from discontinued operations	665	1,481	4,998	6,118
Gain on sale of discontinued operations	29,350	—	80,394	36,115
Income from discontinued operations allocated to common units	(760)	(112)	(1,681)	(343)

Net income (loss)	$125,457	$(2,317)	$201,482	$186,199

Earnings per share — basic
Income (loss) from continuing operations	$1.65	$(0.07)	$2.10	$2.81
Income from discontinued operations, including gain on sale	0.50	0.03	1.49	0.82

Net income (loss)	$2.15	$(0.04)	$3.59	$3.63

Earnings per share — diluted
Income (loss) from continuing operations	$1.58	$(0.07)	$2.03	$2.63
Income from discontinued operations, including gain on sale	0.49	0.02	1.43	0.75

Net income (loss)	$2.07	$(0.05)	$3.46	$3.38

Distributions declared per common share	$0.66	$0.635	$1.98	$1.905
Weighted average number of common shares outstanding	58,348	54,018	56,063	51,294
Weighted average number of common and common dilutive equivalent shares outstanding	61,250	55,671	58,904	55,494
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$201,482	$186,199
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	119,295	124,504
Amortization of deferred financing costs	2,897	2,872
Equity in (income) loss of joint ventures	(4,514)	1,472
Gain on sale of properties, including land	(97,556)	(132,117)
Gain on sale of discontinued operations	(80,394)	(36,115)
Gain on sale of technology investments	(1,602)	(24,199)
Original issuance costs on redeemed perpetual preferred units	—	365
Income allocated to common units and other minority interests, including discontinued operations	16,431	2,099
Accretion of discount on unsecured notes payable	541	498
Amortization of share-based compensation	5,966	8,518
Interest on employee notes receivable	(81)	(70)
Net change in operating accounts	21,489	29,496

Net cash provided by operating activities	183,954	163,522

Cash flows from investing activities
Increase in real estate assets	(365,222)	(201,518)
Net proceeds from sales of properties, including land and discontinued operations	150,958	127,027
Proceeds from the sale of technology investments	1,602	24,606
Net proceeds from partial sales of assets to joint ventures	222,791	316,796
Distributions from joint ventures	36,545	68,975
Investments in joint ventures	(5,490)	(1,110)
Payments received on notes receivable — other	9,406	19,694
Summit cash at merger date	—	16,696
Cash consideration paid for Summit	—	(458,050)
Payment of merger related liabilities	(5,724)	(50,765)
Change in restricted cash	(452)	(378)
Increase in non-real estate assets and other	(3,199)	(1,928)

Net cash provided by (used in) investing activities	41,215	(139,955)

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2006	2005
Cash flows from financing activities
Net (decrease) increase in unsecured line of credit and short-term borrowings	$(237,000)	$65,000
Proceeds from notes payable	—	248,423
Repayment of Summit secured credit facility	—	(188,500)
Repayment of notes payable	(85,654)	(17,838)
Proceeds from issuance of common shares	254,932	—
Distributions to shareholders and minority interests	(123,177)	(109,385)
Redemption of perpetual preferred units	—	(17,500)
Repayment of employee notes receivable	112	1,865
Repurchase of common units	(169)	(5,580)
Net decrease (increase) in accounts receivable — affiliates	841	(2,780)
Increase in notes receivable — affiliates	(31,173)	(1,138)
Common share options exercised	3,220	8,253
Payment of deferred financing costs	(2,684)	(6,968)
Other	2,068	1,404

Net cash used in financing activities	(218,684)	(24,744)

Net increase (decrease) in cash and cash equivalents	6,485	(1,177)
Cash and cash equivalents, beginning of period	1,576	2,253

Cash and cash equivalents, end of period	$8,061	$1,076

Supplemental information
Cash paid for interest, net of interest capitalized	$90,343	$72,107
Interest capitalized	15,982	12,657
Supplemental schedule of noncash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value:
Assets acquired	$1,881	$1,589,680
Liabilities assumed	1,881	980,747
Common shares issued	—	544,065
Common units issued	—	81,564
Value of shares issued under benefit plans, net	16,274	11,271
Cancellation of notes receivable — affiliate in connection with property acquisition	12,053	—
Distributions declared but not paid	43,056	38,933
Conversion of operating partnership units to common shares	5,652	—
Contribution of real estate assets to joint ventures	33,493	45,297
Decrease in liabilities in connection with property transactions, net	2,581	2,501
Assumption of debt by joint venture	30,525	—
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of the Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2006, we owned interests in, operated, or were developing 199 multifamily properties comprised of 68,419 apartment homes located in 13 states. We had 5,434 apartment homes under development at 15 of our multifamily properties, including 1,069 apartment homes at three multifamily properties owned through joint ventures, and several sites we intend to develop into multifamily apartment communities. Additionally, five properties comprised of 1,744 apartment homes were designated as held for sale.
2. Summary of Significant Accounting Policies
Operating Partnerships and Minority Interests. At September 30, 2006, approximately 14% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating”). Camden Operating has issued both common and preferred limited partnership units. In connection with our joint venture in Camden Main & Jamboree, LP, as discussed in Note 6, “Investments in Joint Ventures,” we issued 28,999 Series B common units during the nine months ended September 30, 2006. As of September 30, 2006, we held 85.2% of the common limited partnership units and the sole 1.0% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising 1.6 million units, are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997.
Camden Operating had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of September 30, 2006. Distributions on the Series B Preferred Units totaled $1.8 million for the three months and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively.
At September 30, 2006, approximately 22% of our multifamily apartment units were held in the Camden Summit Partnership, as discussed in Note 3, “Merger with Summit Properties Inc.” This operating partnership has issued common limited partnership units. As of September 30, 2006, we held 91.9% of the common limited partnership units and the sole 1.0% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising 1.6 million units, are primarily held by former officers, directors and investors of Summit.
Interim Financial Reporting. We have prepared these financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2005 Form 10-K.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of our financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect amounts reported in the financial statements and related notes. Actual results could differ from management’s estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

Segment Reporting. The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Although our multifamily communities are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment with activities related to the ownership, development, construction and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 95.5% and 94.4% of our total consolidated revenues, excluding non-recurring gains on technology investments, for the nine months ended September 30, 2006 and 2005, respectively.
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
Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development and buildings and improvements to the extent such charges do not cause the carrying value of the asset to exceed its net realizable value. Capitalized interest was $5.3 million and $16.0 million for the three and nine months ended September 30, 2006, respectively, and $5.0 million and $12.7 million for the three and nine months ended September 30, 2005, respectively. Capitalized real estate taxes were $0.7 million and $2.3 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $2.4 million for the three and nine months ended September 30, 2005, respectively. All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items which were previously considered carrying costs.
We capitalized $39.4 million and $28.7 million during the nine months ended September 30, 2006 and 2005, respectively, of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties. Our estimate of depreciation and amortization incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop causing us to change these assumptions, which would change our depreciation amounts on a prospective basis. Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	6-13 months

Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $11.6 million and $31.2 million for the three and nine months ended September 30, 2006, respectively, and $10.0 million and $26.7 million for the three and nine months ended September 30, 2005, respectively. Costs recorded as repair and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings.
Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, "Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation.”
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
In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on our financial position, results of operations or cash flows.
In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.” The EITF acknowledged the consensus in EITF Issue No. 04-05 conflicted with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” The EITF agreed with the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.
In April 2006, the FASB issued FSP FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” FIN 46(R)-6 addresses how a reporting enterprise should determine variability associated with a variable interest entity or variable interests in an entity when applying the provisions of FIN 46(R) and is effective for reporting periods beginning after June 15, 2006. We will evaluate the impact of FIN 46(R)-6 at the time any reconsideration event occurs, as defined by the provisions of FIN 46(R), and for any new entities with which we become involved in future periods.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of assessing the impact of FIN 48 and have not determined what impact, if any, our adoption will have on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentations. In our Consolidated Statements of Operations for the three and nine months ended September 30, 2006, we present separately income and expense on deferred compensation plans. In the accompanying Consolidated Statements of Operations, we reclassified the income and expense on deferred compensation plans to be consistent with our 2006 presentation which resulted in a $3.2 million and $5.3 million increase to non-property income and to other expenses for the three and nine months ended September 30, 2005, respectively.
We reclassified two properties previously included in discontinued operations to continuing operations during the nine months ended September 30, 2006 as management made the decision not to sell these assets. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications. Additionally, we recorded a depreciation charge of $2.6 million during the nine months ended September 30, 2006 on these assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
3. Merger with Summit Properties Inc.
On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”). At the effective time of the merger, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of the partnership was changed to Camden Summit Partnership, L.P. As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

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

Revisions to the purchase price during the nine months ended September 30, 2006 included increases of $1.3 million to land and $0.7 million to properties under development, including land, as a result of purchase price adjustments primarily related to increases of $1.9 million in accounts payable, accrued expenses and other liabilities for litigation.
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

In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs. Of this amount, Summit had paid $26.3 million prior to the effective time of the merger. As of September 30, 2006, substantially all costs were paid.

The following financial information for the three and nine months ended September 30, 2005 gives effect to the merger as if it had occurred at the beginning of the periods presented. The financial information for the three months ended September 30, 2005 represents actual results. The financial information for the nine months ended September 30, 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining seven months. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.
(in thousands)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Total property revenues	$136,632	$407,466
Net income (loss) to common shareholders	(2,317)	171,431
Net income (loss) per common and common equivalent share	$(0.05)	$2.71
4. Per Share Data
Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items with a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and nine months ended September 30, 2006, 1.6 million and 1.8 million operating units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not dilutive. For the three months ended September 30, 2005, 0.5 million common shares issuable from the assumed conversion of common share options and awards granted and 2.4 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic earnings per share calculation
Income (loss) from continuing operations	$96,202	$(3,686)	$117,771	$144,309
Income from discontinued operations, including gain on sale	29,255	1,369	83,711	41,890

Net income (loss)	$125,457	$(2,317)	$201,482	$186,199

Income (loss) from continuing operations — per share	$1.65	$(0.07)	$2.10	$2.81
Income from discontinued operations, including gain on sale — per share	0.50	0.03	1.49	0.82

Net income (loss) — per share	$2.15	$(0.04)	$3.59	$3.63

Weighted average number of common shares outstanding	58,348	54,018	56,063	51,294

Diluted earnings per share calculation
Income (loss) from continuing operations	$96,202	$(3,686)	$117,771	$144,309
Income (loss) allocated to common units	869	(359)	1,950	1,626

Income (loss) from continuing operations, as adjusted	97,071	(4,045)	119,721	145,935
Income from discontinued operations, including gain on sale	29,255	1,369	83,711	41,890
Income from discontinued operations, allocated to common units	652	—	652	—

Net income (loss), as adjusted	$126,978	$(2,676)	$204,084	$187,825

Income (loss) from continuing operations, as adjusted — per share	$1.58	$(0.07)	$2.03	$2.63
Income from discontinued operations, including gain on sale — per share	0.49	0.02	1.43	0.75

Net income (loss), as adjusted — per share	$2.07	$(0.05)	$3.46	$3.38

Weighted average common shares outstanding	58,348	54,018	56,063	51,294
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	768	—	700	455
Common units	2,134	1,653	2,141	3,745

Weighted average common shares outstanding, as adjusted outstanding	61,250	55,671	58,904	55,494

5. Property Acquisitions and Dispositions
Acquisitions. On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest, in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party. As a result of the acquisition, we paid Westwind $31.0 million, which includes a $2.0 million non-refundable earnest money deposit paid in October 2005. Concurrent with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled. Additionally, we repaid the outstanding balance of a third-party construction loan, totaling $46.8 million. We used proceeds from our unsecured line of credit facility to fund this purchase. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The intangible assets acquired at acquisition include in-place leases of $0.5 million.
In July 2006, we acquired Camden Stoneleigh, a 390 apartment home community located in Austin, Texas, for $35.3 million using proceeds from our unsecured line of credit. The purchase price of this property was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. Tangible assets, which include land, buildings and improvements are being depreciated over their estimated useful lives, which range from 5 to 35 years. The intangible assets acquired at acquisition include in-place leases of $0.4 million and above or below market leases of $0.1 million. Intangible assets are being amortized over 10 months, which is the estimated average remaining life of in-place leases at time of acquisition.

Discontinued Operations and Assets Held for Sale. Operating results of assets designated as held for sale are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2006 and 2005, income from discontinued operations included the results of operations of five operating properties, containing 1,744 apartment homes, classified as held for sale at September 30, 2006 and the results of operations of six operating properties, containing 2,227 apartment homes, and four parcels of undeveloped land sold in 2006 through their sale dates. For the three and nine months ended September 30, 2005, income from discontinued operations also included the results of three operating properties sold during the nine months ended September 30, 2005. As of September 30, 2006, the five operating properties classified as held for sale had a net book value of $30.6 million.
The following is a summary of income from discontinued operations for the periods presented below:
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Property revenues	$3,339	$6,985	$14,831	$23,540
Property expenses	2,419	3,728	8,483	12,036

Net property revenues	920	3,257	6,348	11,504
Depreciation and amortization	255	1,776	1,350	5,386

Income from discontinued operations	$665	$1,481	$4,998	$6,118

During the nine months ended September 30, 2006, we recognized gains on sale of discontinued operations of $59.9 million from the sale of six operating properties. These sales generated net proceeds of approximately $106.3 million. Proceeds from the sale of one operating property sold in July 2006 were deposited with a qualified intermediary for use in a deferred like-kind exchange. Subsequent to this transaction, the exchange account was liquidated as the deferred like-kind exchange was completed. For the nine months ended September 30, 2005, we recognized gains on sale of discontinued operations of $36.1 million on the sale of three operating properties, containing 1,317 apartment homes. These sales generated net proceeds of approximately $127.0 million.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels as held for sale, we classify the operating expenses associated with these assets as discontinued operations. At September 30, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)
		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.0
Dallas	2.6	2.5

Total land held for sale		$14.5

During the nine months ended September 30, 2006, we sold four parcels of undeveloped land totaling an aggregate of 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of $41.0 million and recognized gains on sale of discontinued operations totaling $20.5 million.
Asset Dispositions and Partial Sales to Joint Ventures. As discussed in Note 6, during the nine months ended September 30, 2006, we recognized gains, included in continuing operations, of $91.6 million from the partial sale of nine properties to an unconsolidated affiliated joint venture. These partial sales generated net proceeds of approximately $170.9 million. During the nine months ended September 30, 2005, we recognized gains, included in continuing operations, of $132.1 million from the partial sales of twelve properties to twelve affiliated unconsolidated joint ventures. These partial sales generated net proceeds of approximately $316.8 million. The gains recognized on the partial sales of these assets were included in continuing operations due to our continuing involvement with these assets.
During the nine months ended September 30, 2006, we recognized a gain on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland of $0.8 million. As discussed in Note 6, we also recognized gains of $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains recognized on the sales of these assets were not included in discontinued operations due to our continuing involvement with these assets. These sales generated net proceeds of approximately $55.5 million.
6. Equity Investments in Joint Ventures
The joint ventures described below do not qualify as variable interest entities under the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46(R)”) or the consolidation requirements of the EITF Issue No. 04-05. Accordingly, we utilize the guidance provided by SOP 78-9 and Accounting Principles Board Opinion 18, when determining the basis of accounting for these ventures. Because we exercise significant influence, but we do not control the voting interest of these joint ventures, we account for these entities using the equity method. The joint ventures in which we have an interest have been funded with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures. We have guaranteed our proportionate interest on construction loans in three of our development joint ventures. Additionally, we eliminate fee income from property management services to the extent of our ownership
Our contribution of real estate assets to joint ventures at formation are treated as partial sales under SFAS No. 66. As a result, the amounts recorded as gain on sale of assets to joint ventures represents the change in ownership of the underlying assets. Our initial investment is determined based on our continuing ownership percentage in the net book value of the underlying assets on the date of the transaction.
As of September 30, 2006, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•
A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2005, respectively. At September 30, 2006, Sierra-Nevada had total assets of $136.0 million and third-party secured debt totaling $179.9 million.

•
A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320 apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $19,000 and $58,000 for the three and nine months ended September 30, 2006, respectively, and $19,000 and $56,000 million for the three and nine months ended September 30, 2005, respectively. At September 30, 2006, Denver West had total assets of $22.0 million and third-party secured debt totaling $17.1 million.

•
A 20% interest in 12 apartment communities containing 4,034 apartment homes (located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets), which we partially sold to 12 individual affiliated joint ventures in March 2005. We are providing property management services to the joint ventures and fees earned for these services totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2005, respectively. At September 30, 2006, the joint ventures had total assets of $389.8 million and had third-party secured debt totaling $272.6 million.

•
A 30% interest in Camden Plaza, LP to which we partially sold undeveloped land located in Houston, Texas in January 2006. In connection with this partial sale, we received cash proceeds of $10.3 million. Of the total proceeds received, approximately $2.0 million was recognized as an immediate distribution and was applied against our initial investment balance. The remaining 70% interest is owned by Onex Real Estate Partners (“Onex”), an unaffiliated third-party, which contributed cash of $3.2 million to the joint venture. The joint venture is developing a 271 apartment home community at a total estimated cost to complete of $42.9 million. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $7.1 million at September 30, 2006, and is reported as “Notes receivable — affiliates” as discussed in Note 8. At September 30, 2006, the joint venture had total assets of $23.3 million and had third-party secured debt totaling $11.6 million.

•
A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The remaining 70% interest is owned by Onex which contributed $7.7 million to the joint venture. The joint venture purchased Camden Main & Jamboree, a 290 apartment home community located in Irvine, California, which is currently under development and has a total estimated cost to complete of $107.1 million as of September 30, 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $17.1 million at September 30, 2006, and is reported as “Notes receivable — affiliates” as discussed in Note 8. At September 30, 2006, the joint venture had total assets of $88.1 million and had third-party secured debt totaling $60.0 million.

•
A 30% interest in Camden College Park, LP to which we partially sold undeveloped land located in College Park, Maryland in August 2006. In connection with this partial sale, we received cash proceeds of $45.0 million. Of the total proceeds received, approximately $9.1 million was recognized as an immediate distribution and was applied against our initial investment balance. The remaining 70% interest is owned by affiliates of Onex which contributed cash of $10.1 million to the joint venture. The joint venture is developing a 508 apartment home community and has a total estimated cost to complete of $139.9 million as of September 30, 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $6.9 million at September 30, 2006, and is reported as “Notes receivable — affiliates” as discussed in Note 8. At September 30, 2006, the joint venture had total assets of $59.2 million and had third-party secured debt totaling $38.3 million.

•
A 15% interest in nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri which we partially sold to the joint venture in September 2006. In connection with this partial sale, we received cash proceeds of approximately $194.9 million. Of the proceeds received, approximately $23.9 million was recognized as an immediate distribution and was applied against our initial investment balance. The remaining 85% of the joint venture is owned by a fund managed by DRA Advisors LLC who contributed cash of $64.0 million to the joint venture. We are providing property management services to the joint venture, and fees earned for these services totaled $20,000 for the three and nine months ended September 30, 2006. At September 30, 2006, the joint venture had total assets of $246.9 million and had third-party secured debt totaling $169.0 million.

•
A 25% interest in the Station Hill, LLC (“Station Hill”) joint venture, which we acquired in connection with the Summit merger. Hollow Creek, LLC, a subsidiary of a major financial services company and our partner in Station Hill, has commenced termination of the joint venture’s operations as all properties in the joint venture were sold as of September 30, 2006. In January 2006, Station Hill sold two properties, Summit Creek, a 260 apartment home community located in Charlotte, North Carolina, and Summit Hill, a 411 apartment home community located in Raleigh, North Carolina, for an aggregate of $47.5 million. During July 2006, the joint venture sold the remaining property, Summit Hollow, a 232 apartment home community located in

Charlotte, North Carolina for $15.5 million. Our share of these dispositions totaled $15.8 million and we recognized net gains on sale totaling $1.1 million and $2.8 million during the three and nine months ended September 30, 2006, respectively. We provided property management services to the joint venture, and fees earned for these services totaled $4,000 and $33,000 for the three and nine months ended September 30, 2006, respectively, and $55,000 and $0.1 million for the three and nine months ended September 30, 2005, respectively.

7. Third-party Construction Services
At September 30, 2006, we were under contract on third-party construction projects ranging from $2.4 million to $35.0 million per contract. We earn fees on these projects ranging from 2.8% to 7.8% of the total contracted construction costs, which we recognize as earned. Fees earned from third-party construction projects totaled $0.8 million and $2.7 million for the three and nine months ended September 30, 2006, respectively, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, and are included in “Fee and asset management income” in our consolidated statements of operations. We recorded costs and cost over-runs on third-party construction projects of $2.8 million and $5.3 million during the three and nine months ended September 30, 2006, respectively, and $0.9 million and $2.4 million during the three and nine months ended September 30, 2005, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our consolidated statements of operations.
8. Notes Receivable
We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of September 30, 2006, we had a $3.9 million secured note receivable to an unrelated third party. This note, which matures in 2009, accrues interest a rate of 9% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding note receivable and believe this note is collectable, and no impairment existed at September 30, 2006.
The following is a summary of our notes receivable outstanding under the mezzanine financing program during the periods presented, excluding notes receivable from affiliates:
($ in millions)

			September 30,	December 31,
Location	Current Property Type	Current Status	2006	2005
Dallas/Fort Worth, Texas	Multifamily	Stabilized	$—	$6.9
Houston, Texas	Multifamily	Predevelopment	3.9	3.9
Austin, Texas	Multifamily	Stabilized	—	2.5

	Total		$3.9	$13.3

During the nine months ended September 30, 2006, three loans totaling $9.4 million each with an effective interest rate of 11% were repaid. Included in these repayments were approximately $0.1 million of prepayment penalties, which are included in “Fee and asset management income” in our consolidated statements of operations.
We provided mezzanine construction financing in connection with one joint venture transaction discussed in Note 5 and three joint venture transactions discussed in Note 6. As of September 30, 2006 and December 31, 2005, the balance of “Notes receivable — affiliates” totaled $31.0 million and $11.9 million, respectively. The note outstanding at December 31, 2005 was cancelled on January 31, 2006 in connection with our acquisition of the remaining 80% interest in the joint venture. At the time the mezzanine loan was cancelled, the balance of the note was $12.1 million. The notes outstanding as of September 30, 2006 each accrue interest at 14% per year and mature through 2010.

9. Notes Payable
The following is a summary of our indebtedness:
(in millions)

	September 30,	December 31,
	2006	2005
Unsecured line of credit and short-term borrowings	$14.0	$251.0
Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	—	50.0
$75.0 million 7.16% Notes, due 2006	75.0	74.9
$50.0 million 7.28% Notes, due 2006	50.0	50.0
$50.0 million 4.30% Notes, due 2007	51.3	52.3
$150.0 million 5.98% Notes, due 2007	149.9	149.8
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.6	149.6
$200.0 million 5.93% Notes, due 2012	199.4	199.4
$200.0 million 5.45% Notes, due 2013	199.1	199.0
$250.0 million 5.08% Notes, due 2015	248.6	248.5

	1,572.6	1,623.2
Medium-term unsecured notes
$25.0 million 3.91% Notes, due 2006	—	25.3
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.7	27.2
$10.0 million 4.90% Notes, due 2010	11.3	11.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	39.0	39.5

	106.5	133.0

Total unsecured notes	1,693.1	2,007.2
Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 - 2013	522.0	529.2
3.95% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2028	65.4	96.7

	587.4	625.9

Total notes payable	$2,280.5	$2,633.1

In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit originally matured in January 2008. In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2006.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2006, we had outstanding letters of credit totaling $35.5 million, and had $550.5 million available, under our unsecured line of credit.
As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2006, there were $3.5 million of letters of credit commitments outstanding under this facility.

During 2006, we repaid $75.0 million of maturing unsecured notes with an effective interest rate of 6.04%. We repaid these notes payable using proceeds available under our unsecured line of credit.
In connection with our partial sale of nine apartment communities to a joint venture during the three months ended September 30, 2006, as discussed in Note 6, three tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
At September 30, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.9% and 4.0%, respectively.
Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 5.2 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at September 30, 2006 are as follows:
(in millions)

		Weighted
		Average
Year	Amount	Interest Rate
2006	$128.4	7.2%
2007	233.0	5.7
2008	200.7	4.8
2009	198.2	5.0
2010	466.8	5.1
2011 and thereafter	1,053.4	5.6

Total	$2,280.5	5.5%

10. Related Party Transactions
We perform property management services for properties owned by joint ventures in which we own an interest. Management fees earned on these properties totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $0.7 million and $1.9 million for the three and nine months ended September 30, 2005, respectively. See further discussion of our investments in joint ventures in Note 6.
In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. Subsequent to the merger, five employees repaid their loans totaling $1.8 million. At September 30, 2006, the notes receivable had an outstanding balance of $2.0 million. As of September 30, 2006, the employee notes receivable were 100% secured by Camden common shares.
11. Share-based Compensation
Adoption of SFAS 123(R). Under SFAS No. 123(R), we account for share-based awards on a prospective basis, with compensation expense, net of estimated forfeitures, being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values.
SFAS 123(R) requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with our prior valuation techniques utilized for options granted after January 1, 2003, as previously reported in disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Employee awards granted prior to January 1, 2003 were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.

The adoption of SFAS No. 123(R) changes the accounting for our stock options and share awards (“SAs”) under our 2002 Share Incentive Plan and our 1993 Share Incentive Plan as discussed below.
Share Awards. SAs have a vesting period of five years. The compensation cost for SAs is based on the market value of the shares on the date of grant. The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123, as amended by SFAS No. 148, with respect to measurement and recognition of share-based compensation. However, SFAS No. 123 permitted us to recognize forfeitures as they occurred, while SFAS No. 123(R) requires us to estimate future forfeitures. To determine our estimated future forfeitures, we used actual forfeiture history.
Employee Share Purchase Plan. We have established an Employee Share Purchase Plan (“ESPP”) for all active employees, officers, and trust managers who have completed one year of continuous service. The adoption of SFAS No. 123(R) had no effect on the accounting surrounding our ESPP as the plan was previously deemed compensatory under the provisions of SFAS No. 123.
Valuation Assumptions. The weighted average fair value of options granted was $7.88 and $4.47 in 2006 and 2005, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine Months Ended
	September 30,
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
Share-based Compensation Award Activity. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $3.1 million and $4.3 million, respectively. As of September 30, 2006, there was approximately $0.6 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over a weighted average of 0.8 years.
The following table summarizes share options outstanding and exercisable at September 30, 2006:

	Outstanding Options		Exercisable Options
		Weighted		Weighted	Remaining
Range of		Average		Average	Contractual
Exercise Prices	Number	Price	Number	Price	Life
$24.88-$40.40	412,229	$34.26	412,229	$34.26	5.2 years
$41.90-$43.90	454,538	42.91	320,538	42.91	6.9 years
$44.00-$62.32	445,838	48.39	312,506	49.62	7.1 years

Total options	1,312,605	$42.06	1,045,273	$41.51	6.5 years

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the nine months ended September 30, 2006:

		Weighted	Weighted
	Options /	Average	Average Remaining	Aggregate
	Share Awards	Exercise / Grant	Contractual Term	Intrinsic
	Outstanding	Price	(in years)	Value(2)
Outstanding at January 1, 2006	3,380,062	$36.30
Granted	265,483	65.24
Exercised	(137,337)	33.93
Forfeited (1)	(21,610)	50.66

Outstanding at September 30, 2006	3,486,598	$38.23	6.5	$131,723,672

Outstanding options	1,312,605	$42.06		$44,562,940
Exercisable options	1,045,273	41.51		36,072,371
Vested share awards	1,593,180	31.10

(1)	Forfeited amounts include estimated forfeitures on share awards granted to employees through September 30, 2006.

(2)	Intrinsic value is calculated using the closing price on September 29, 2006 of $76.01 per share.
Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R). The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested option grants and Employee Share Purchase Plan (“ESPP”) awards for the three and nine months ended September 30, 2005, prior to the adoption of SFAS No. 123(R):
(in thousands, except per share amounts)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$(2,317)	$186,199
Add: share-based employee compensation expense included in reported net income	1,034	8,530
Deduct: total share-based employee compensation expense determined under fair value method for all awards	(1,132)	(8,736)

Pro forma net income	$(2,415)	$185,993

Net income (loss) per share:
Basic — as reported	$(0.04)	$3.63
Basic — pro forma	(0.04)	3.63
Diluted — as reported	(0.05)	3.38
Diluted — pro forma	(0.05)	3.38
Impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) during the three and nine months ended September 30, 2006 decreased income from continuing operations and net income by $0.1 million and $0.5 million, respectively, and decreased capitalized compensation cost by $0.1 million and $0.2 million, respectively. The $0.5 million decrease to income from continuing operations and net income for the nine months ended September 30, 2006 was primarily related to expense associated with the accelerated vesting of certain share awards granted to individuals who met retirement conditions as defined in the 2002 Share Incentive Plan. As a result of SFAS 123(R), there was no impact to basic and diluted earnings per share for the three months ended September 30, 2006, and there was a $0.01 impact to basic and diluted earnings per share for the nine months ended September 30, 2006.

In our Consolidated Balance Sheets as of September 30, 2006, we presented unvested share awards as a component of “Additional paid-in capital.” We previously presented unvested share awards as a separate component of shareholders’ equity. In the accompanying Consolidated Balance Sheets, we reclassified the unvested share awards outstanding as of December 31, 2005 totaling $13.0 million to additional paid-in capital. These amounts represent the unvested portions of the estimated fair value of obligations under our share awards. There was no impact to the Consolidated Statements of Cash Flows as a result of our adoption of SFAS 123(R).
12. Common Shares
In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit allowing additional capacity to fund our current and future development activities and for general corporate purposes.
We filed an automatic shelf registration statement with the Securities and Exchange Commission in June 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of September 30, 2006, we had 56,409,128 common shares outstanding under our declaration of trust.
13. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)	Nine Months
	Ended September 30,
	2006	2005
Increase in assets:
Other assets, net	$(7,773)	$(4,517)
Increase in liabilities:
Accrued real estate taxes	17,089	8,280
Accounts payable and accrued expenses	10,948	10,095
Other liabilities	1,225	15,638

Change in operating accounts	$21,489	$29,496

14. Commitments and Contingencies
Construction Contracts. As of September 30, 2006, we were obligated for approximately $200.7 million of additional expenditures on our recently completed projects and those currently under development (a substantial amount of which we expect to be funded with our unsecured line of credit).
Fair Housing Amendments Act Contingency. Prior to our merger with Oasis Residential, Inc. (“Oasis”) in April 1998, Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act (the “Fair Housing Act”) as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) the design and construction of these properties violates the Fair Housing Act and (2) we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requests an order that (i) declares the defendants’ policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units Oasis has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants’ alleged unlawful practices to positions they would have been in but for the discriminatory conduct, and (c) designing or constructing any covered multifamily dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.
With any acquisition, we plan for and undertake renovations needed to correct deferred maintenance, life/safety and Fair Housing matters. On January 30, 2001, a consent decree was ordered and executed in the above Justice Department action. Under the terms of the decree, we were ordered to make certain retrofits and implement certain educational programs and Fair Housing advertising. These changes took place by July 31, 2006, consistent with the terms of the Consent Order. The costs associated with complying with the decree have been accrued for and are not material to our consolidated financial statements. As of this date, the Court’s jurisdiction over this matter has expired, and no further action is required for continued compliance.
Summit Merger Contingencies. On May 25, 2001, through a joint venture of the Camden Summit Partnership and SZF, LLC, a Delaware limited liability company in which the Camden Summit Partnership owned 29.78% until July 3, 2003, on which date the Camden Summit Partnership purchased its joint venture partner’s 70.22% interest, the Camden Summit Partnership entered into an agreement with Brickell View, L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development. On August 12, 2003, the Camden Summit Partnership received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with the Camden Summit Partnership. The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida. One of the suits was remanded to the Miami-Dade Circuit Court, while the other was dismissed on October 12, 2005, after the execution of a tolling agreement to allow the pending Miami-Dade Circuit Court matter to proceed. Both suits related to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates alleged, among other things, breach of an oral joint venture agreement, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and Camden Summit Partnership and its affiliates, and sought both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. On October 31, 2006, both matters were resolved by the parties entering into a settlement and the claims of Brickell View and its affiliates will be dismissed.
On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege they are entitled to an increased architectural fee as a result of an increase in the cost of the project. Camden Summit Partnership asserted a counter-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects, and delay damages. On October 31, 2006, the parties entered into a settlement of the claims of Bermello Ajamil & Partners, Inc.’s claims for unpaid architectural fees and its claims will be dismissed. Camden Summit Partnership’s claims remain pending.
On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by the Camden Summit Partnership to Bovis. Settlement documents in this matter were executed and on December 22, 2005, we paid Bovis an additional $2.7 million to resolve this matter. There are executory terms of the settlement to be fulfilled on the part of Bovis and Camden Summit Partnership (Camden will pay an additional $0.3 million upon the completion of certain matters by Bovis); however, it is anticipated that those matters will be completed in the fourth quarter of 2006. This case was dismissed on February 22, 2006, although the Court retains jurisdiction to enforce the Settlement Agreement.
In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract, fraud in the inducement, and rescission alleging Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the Summit Brickell apartments, increasing Brickell Grand Inc.’s cost overrun obligations. Brickell Grand, Inc. claimed Summit misappropriated its identity by filing eviction actions in its name. Brickell Grand, Inc. sought rescission of the sale of Summit Brickell or, alternatively, unspecified damages. On October 31, 2006, the matter was resolved by the parties entering into a settlement and Brickell Grand, Inc’s claims will be dismissed.
On December 30, 2005, the Camden Summit Partnership, L.P. filed suit against Willy A. Bermello, Luis Ajamil, and Henry Pino to enforce the terms of a promissory note executed by them in conjunction with the Camden Summit Partnership’s purchase of Summit Brickell Grand Apartments. Bermello, Ajamil, and Pino were entitled to certain credits against the promissory note based on a formula agreed upon between the parties. Bermello, Ajamil, and Pino filed a Second Amended Counter-Claim on July 10, 2006, alleging the Camden Summit Partnership fraudulently induced them to execute the promissory note and seek to void the promissory note. On October 31, 2006, the matter was resolved by the parties entering into a settlement and Bermello, Ajamil, and Pino’s claims will be dismissed.
All costs and expenses expected to be incurred associated with the defense and settlement of the above matters were accrued for at the time of merger.
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures. Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the purchase and sale of real property and resulting contracts generally contemplate such contracts will provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.
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
Lease Commitments. At September 30, 2006, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.7 million for the three months ended September 30, 2006 and 2005, and totaled $2.1 million and $2.0 million for the nine months ended September 30, 2006 and

2005, respectively. Minimum annual rental commitments for the remainder of 2006 are $0.7 million and for the years ending December 31, 2007 through 2010 are $2.6 million, $2.4 million, $2.2 million and $2.0 million, respectively, and $9.8 million in the aggregate thereafter.
Employment Agreements. At September 30, 2006, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2007. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Post Retirement Benefits
At the effective date of the Summit merger, we entered into a separation agreement with two former Summit employees. Pursuant to the respective separation agreement, each of these individuals resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated. Additionally, under the separation agreement, each of the executives to receive payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit. Other benefits received by these former employees included postretirement benefits including office space and medical benefits. As of September 30, 2006, we had accrued $3.2 million associated with these post retirement liabilities. Net periodic benefit cost, relating entirely to interest cost, was $44,000 and $0.1 million for the three and nine months ended September 30, 2006 and 2005, respectively. During the remainder of 2006, we expect to contribute approximately $50,000 to the plan.
16. Texas Margin Tax
On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period including the enactment date. As a result, we calculated our deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial and the impact of the change in deferred tax liabilities did not have a material impact on tax expense. There was no income tax expense recorded for the three or nine months ended September 30, 2006. Beginning in 2007, we anticipate we will incur tax expense related to this new Texas margin tax.

17.	Subsequent Events
On October 30, 2006, the Compensation Committee of the Board of Trust Managers of Camden Property Trust authorized the acceleration of vesting of all unvested share awards held by two members of senior management, issued under the 2002 share incentive plan. As a result of vesting acceleration, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. All other terms and conditions applicable to such share awards remain in effect.
By accelerating the vesting of these share awards, we will recognize a one-time compensation expense in October 2006 of approximately $4.2 million. Such action will reduce compensation expense by an equivalent amount over the five-year period that such share awards would have originally vested.

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
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•
We may fail to identify, acquire, construct or develop properties in accordance with management’s strategies, including obtaining a desired yield on an investment or effectively integrating acquired properties;

•	The effects of economic conditions, including rising interest rates, could impact occupancy or rental rates;

•	Insufficient cash flows could affect our ability to make required payments of debt or related interest;

•	We are subject to regulations surrounding our status as a real estate investment trust (“REIT”) and would be adversely affected if we failed to qualify as a REIT;

•	Debt and/or equity necessary for us to operate our business may not be available or may not be available on favorable terms;

•	Changes in our capital requirements may result in the need for additional financing sooner than anticipated;

•	We are subject to competition for residents which could limit our ability to lease apartments or increase or maintain rental income;

•	We are subject to risks associated with our notes receivable including borrower defaults, bankruptcies, fraud and other losses;

•	Changes in laws and litigation risks could affect our business;

•	Environmental uncertainties and catastrophes may exceed our insurance coverage; and

•	Additional factors as discussed in Part I of our Annual Report on Form 10-K, particularly those under “Risk Factors.”
These forward-looking statements represent our estimates and assumptions as of the date of this report.
Executive Summary
Based on our results for the nine months ended September 30, 2006 and the current economic conditions, we expect moderate growth during the remainder of 2006 from the revenue generated by our stabilized communities. The economic conditions include meaningful job growth and population growth in the high growth markets in which we operate, which should positively affect apartment housing demand. Combined with expected decreased housing demand ensuing from rising interest rates, we believe these economic conditions result in multifamily apartment communities being economically attractive alternatives to purchasing a single-family home. Additionally, condominium conversion activity should continue to reduce the availability of rental multifamily communities.

We are focused on our investment strategy through market balance. We intend to continue to improve our portfolio mix through the acquisition and disposition of real estate assets. Market balance risk is expected to be mitigated as our property operations are not overly concentrated in any one market.
In positioning for future growth, we intend to continue focusing on our development pipeline and plan to maintain approximately $1.0 billion to $1.5 billion in our current and future development pipelines. However, total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors. Additionally, we intend to continue acquiring land for future development which will positively impact our future development pipeline.
Property Portfolio
Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	September 30, 2006		December 31, 2005
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada (a) (b)	8,064	30	8,064	30
Dallas, Texas (a)	7,773	21	8,643	24
Houston, Texas (a)	6,510	15	6,810	15
Tampa, Florida	5,635	12	5,635	12
Charlotte, North Carolina (c)	4,146	17	4,493	18
Washington, D.C. Metro (b)	3,834	11	2,882	9
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina (c)	2,704	7	2,631	7
Denver, Colorado (b)	2,529	8	2,529	8
Austin, Texas	2,525	8	2,135	7
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona (a)	2,433	8	2,433	8
Los Angeles/Orange County, California (a)	2,191	5	2,191	5
St. Louis, Missouri (d)	2,123	6	2,123	6
Louisville, Kentucky (d)	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other (d)	1,468	4	2,289	6

Total Operating Properties	64,657	188	65,580	191

Properties Under Development
Washington, D.C. Metro (e)	2,211	6	1,996	5
Houston, Texas (e)	650	2	236	1
San Diego/Inland Empire, California	350	1	350	1
Los Angeles/Orange County, California (e)	290	1	—	—
Orlando, Florida	261	1	—	—
Raleigh, North Carolina	—	—	484	1
Charlotte, North Carolina	—	—	145	1

Total Properties Under Development	3,762	11	3,211	9

Total Properties	68,419	199	68,791	200

Less: Joint Venture Properties (a) (b) (c) (d) (e)	11,758	39	8,355	31

Total Properties Owned 100%	56,661	160	60,436	169

(a)
Includes properties held in unconsolidated joint ventures as follows: one property with 456 apartment homes in Dallas, Texas; three properties with 1,216 apartment homes in Houston, Texas; four properties with 992 apartment homes in Phoenix, Arizona; one property with 421 apartment homes in Orange County, California; and three properties with 949 apartment homes in Las Vegas, Nevada. Each property is held individually in a joint venture in which we hold a 20% interest. The remaining interest is owned by an unaffiliated investor.

(b)
Includes properties held in unconsolidated joint ventures as follows: one property with 320 apartment homes in Denver, Colorado in which we own a 50% interest, the remaining interest is owned by an unaffiliated investor; and 14 properties with 3,098 apartment homes in Las Vegas, Nevada in which we own a 20% interest, the remaining interest is owned by an unaffiliated investor. Additional property held at December 31, 2005 included one property with 464 apartment homes currently in lease-up in Ashburn, Virginia in which we owned a 20% interest, the remaining interest was owned by an unaffiliated investor.

(c)
Includes properties held in an unconsolidated joint venture acquired through the merger with Summit at December 31, 2005 as follows: two properties with 492 apartment homes in Charlotte, North Carolina; and one property with 411 apartment homes in Raleigh, North Carolina. We owned a 25% interest in this joint venture. An unaffiliated investor owns the remaining interest in the joint venture.

(d)
Includes properties held in an unconsolidated joint venture entered into in 2006 as follows: four properties with 1,447 apartment homes in St. Louis, Missouri; four properties with 1,194 apartment homes in Louisville, Kentucky; and one property with 596 apartment homes in Kansas City, Missouri. The properties are held in a joint venture in which we hold a 15% interest. The remaining interest is owned by an unaffiliated investor.

(e)
Includes properties held in unconsolidated joint ventures entered into in 2006 as follows: one property with 271 apartment homes in Houston Texas; one property with 290 apartment homes in Orange County, California; and one property with 508 apartment homes in College Park, Maryland. Each property is held in separate joint ventures in which we hold a 30% interest in each. The remaining interest in each joint venture is owned by an unaffiliated investor.

Stabilized Communities
We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the nine months ended September 30, 2006, stabilization was achieved at two recently completed properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization
Camden Farmers Market II Dallas, TX	284	3Q05	2Q06
Camden Dilworth Charlotte, NC	145	2Q06	3Q06
Acquisition Communities
On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest, in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party. As a result of the acquisition, we paid Westwind $31.0 million, which includes a $2.0 million non-refundable earnest money deposit paid in October 2005. Concurrent with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled. Additionally, we repaid the outstanding balance of a third-party construction loan, totaling $46.8 million. We used proceeds from our unsecured line of credit facility to fund this purchase. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The intangible assets acquired at acquisition include in-place leases of $0.5 million.
In July 2006, we acquired Camden Stoneleigh, a 390 apartment home community located in Austin, Texas for $35.3 million using proceeds from our unsecured line of credit. The purchase price of this property was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. Tangible assets, which include land, buildings and improvements are being depreciated over their estimated useful lives, which range from 5 to 35 years. The intangible assets acquired at acquisition include in-place leases of $0.4 million and above or below market leases of $0.1 million. Intangible assets are being amortized over 10 months, which is the estimated average remaining life of in-place leases at time of acquisition.
Discontinued Operations
The results of operations for properties sold during the period or classified as held for sale as of September 30, 2006 are classified as discontinued operations. The property-specific components of earnings classified as discontinued operations include property revenues, property expenses and depreciation expense. The gain or loss on the eventual disposal of the held for sale properties is also classified as discontinued operations.

We intend to maintain a strategy to manage our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.
A summary of our 2006 dispositions and properties held for sale as of September 30, 2006 is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)
Dispositions
Camden Highlands Plano, TX	160	1Q06	1985	$—
Camden View Tucson, AZ	365	1Q06	1974	—
Camden Trails Dallas, TX	264	2Q06	1984	—
Camden Wilshire Houston, TX	536	2Q06	1982	—
Camden Pass Tucson, AZ	456	2Q06	1984	—
Camden Oaks Dallas, TX	446	3Q06	1985	—
Held for Sale
Camden Wyndham Houston, TX	448	n/a	1978/1981	6.2
Camden Trace Maryland Heights, MO	372	n/a	1972	6.9
Camden Taravue St. Louis, MO	304	n/a	1975	5.8
Camden Downs Louisville, KY	254	n/a	1975	5.2
Camden Crossing Houston, TX	366	n/a	1982	6.5

Total apartment homes sold and held for sale	3,971

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of September 30, 2006.
During the nine months ended September 30, 2006, we recognized gains on sale of discontinued operations of $59.9 million from the sale of six operating properties. These sales generated net proceeds of approximately $106.3 million. Proceeds from the sale of one operating property sold in July 2006 were deposited with a qualified intermediary for use in a deferred like-kind exchange. Subsequent to this transaction, the exchange account was liquidated as the deferred like-kind exchange was completed. For the nine months ended September 30, 2005, we recognized gains on sale of discontinued operations of $36.1 million on the sale of three operating properties, containing 1,317 apartment homes. These sales generated net proceeds of approximately $127.0 million.
We reclassified two properties previously included in discontinued operations to continuing operations during the nine months ended September 30, 2006 as management made the decision not to sell these assets. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications. Additionally, we recorded a depreciation charge of $2.6 million during the nine months ended September 30, 2006 on these assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Upon our decision to abandon efforts to develop certain land parcels and to market these parcels as held for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At September 30, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.0
Dallas	2.6	2.5

Total land held for sale		$14.5

During the nine months ended September 30, 2006, we sold four parcels of undeveloped land totaling an aggregate of 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of $41.0 million and recognized gains on sale of discontinued operations totaling $20.5 million.
Asset Dispositions and Partial Sales to Joint Ventures
During the nine months ended September 30, 2006, we recognized gains, included in continuing operations, of $91.6 million from the partial sale of nine properties to an unconsolidated affiliated joint venture. These partial sales generated net proceeds of approximately $170.9 million. During the nine months ended September 30, 2005, we recognized gains, included in continuing operations, of $132.1 million from the partial sales of twelve properties to twelve affiliated unconsolidated joint ventures. These partial sales generated net proceeds of approximately $316.8 million. The gains recognized on the partial sales of these assets were included in continuing operations due to our continuing involvement with these assets.
During the nine months ended September 30, 2006, we recognized a gain on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland of $0.8 million. We also recognized gains of $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains recognized on the sales of these assets were not included in discontinued operations due to our continuing involvement with these assets. These sales generated net proceeds of approximately $55.5 million.
Development and Lease-Up Properties
At September 30, 2006, we had four completed properties in lease-up as follows:
($ in millions)

	Number of				Estimated
	Apartment	Cost to	% Leased at	Date of	Date of
Property and Location	Homes	Date	10/29/06	Completion	Stabilization
In Lease-Up
Camden Westwind Ashburn, VA	464	$94.8	64%	2Q06	2Q07
Camden Fairfax Corner Fairfax, VA	488	80.2	86%	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	49.1	69%	3Q06	3Q07
Camden Royal Oaks Houston, TX	236	21.4	31%	3Q06	3Q07

Total — wholly-owned	1,672	$245.5

At September 30, 2006, we had eleven properties in various stages of construction as follows:
($ in millions)

				Included in
	Number of			Properties	Estimated	Estimated
	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization
In Lease-Up
Camden Clearbrook Frederick, MD	297	$45.0	42.4	$20.9	4Q06	3Q07
Camden Old Creek San Marcos, CA	350	98.0	85.3	69.2	2Q07	4Q07
Under Construction
Camden Monument Place Fairfax, VA	368	64.0	40.5	40.5	3Q07	1Q08
Camden Potomac Yards Arlington County, VA	379	110.0	61.9	61.9	3Q07	3Q08
Camden City Centre Houston, TX	379	54.0	22.3	22.3	3Q07	3Q08
Camden Summerfield Largo, MD	291	68.0	23.4	23.4	3Q08	1Q09
Camden Orange Court Orlando, FL	261	49.0	11.8	11.8	3Q08	1Q09
Camden Dulles Station Herndon, VA	368	77.0	23.7	23.7	4Q08	2Q09

Total — wholly-owned	2,693	$565.0	311.3	$273.7

Under Construction — Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	86.8	$86.8	1Q07	3Q07
Camden Plaza Houston, TX	271	42.9	22.8	22.8	3Q07	2Q08
Camden College Park College Park, MD	508	139.9	56.8	56.8	1Q09	4Q09

Total — joint ventures	1,069	$289.9	$166.4	$166.4

Our consolidated balance sheet at September 30, 2006 included $351.2 million related to wholly-owned properties under development. Of this amount, $273.7 million related to our eight wholly-owned projects currently under development. Additionally, at September 30, 2006, we had $39.7 million invested in land held for future development. We also had $37.8 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we may utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Average monthly property revenue per apartment home	$948	$874	$927	$845
Annualized total property expenses per apartment home	$4,574	$4,111	$4,279	$3,962
Weighted average number of operating apartment homes owned 100%	54,350	52,119	53,880	49,970
Weighted average occupancy, total operating properties owned 100%	95.3%	95.6%	97.5%	94.6%
Property-level operating results
The following table presents the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2006 and 2005:
($ in thousands)

	Apartment	Three Months				Nine Months
	Homes	Ended September 30,		Change		Ended September 30,		Change
	at 9/30/06	2006	2005	$	%	2006	2005	$	%
Property revenues
Same store communities	46,565	$129,028	$119,891	$9,137	7.6%	$379,640	$326,354	$53,286	16.3%
Non-same store communities	3,987	13,766	8,228	5,538	67.3	38,858	20,800	18,058	86.8
Development and lease-up communities	4,365	4,243	37	4,206	*	8,118	37	8,081	*
Dispositions/other	—	7,519	8,476	(957)	(11.3)	23,137	32,671	(9,534)	(29.2)

Total property revenues	54,917	$154,556	$136,632	$17,924	13.1%	$449,753	$379,862	$69,891	18.4%

Property expenses
Same store communities	46,565	$50,996	$47,676	$3,320	7.0%	$145,704	$129,167	$16,537	12.8%
Non-same store communities	3,987	5,350	3,289	2,061	62.7	14,225	7,923	6,302	79.5
Development and lease-up communities	4,365	1,405	8	1,397	*	2,578	8	2,570	*
Dispositions/other	—	4,400	2,594	1,806	69.6	10,427	11,374	(947)	(8.3)

Total property expenses	54,917	$62,151	$53,567	$8,584	16.0%	$172,934	$148,472	$24,462	16.5%

Same store communities are communities we owned and were stabilized as of January 1, 2005. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2005. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2005. Dispositions primarily represent revenues from communities we have partially sold to joint ventures in which we retain an ownership interest and have not included in discontinued operations for the periods prior to sale.

*	Not a meaningful percentage

Same store analysis
Same store property revenues for the three and nine months ended September 30, 2006 increased 7.6% and 16.3%, respectively, from the same periods in the prior year resulting primarily from higher rental income per apartment home. Our revenue growth is the result of improving market fundamentals resulting from growth in employment and population in the majority of our markets, the increasing cost of ownership versus rental, and rising interest rates and construction costs limiting new supply. In addition, we continue to believe that our strong operating performance is not only the result of improving operating fundamentals, but also the continued enhancements we are making to many of our operational components, such as our online leasing tool and revenue management system. We believe these enhancements have created efficiencies within our business and have allowed us to take advantage of improvements in the rental market.
Total property expenses from our same store communities increased 7.0% and 12.8% for the three and nine months ended September 30, 2006, respectively. The increases in same store property expenses per apartment home for the three months ended September 30, 2006 as compared to the same period in prior year were primarily due to increases in repairs and maintenance expenses, salaries expense and utilities expenses of $86, $79, and $77 on an annualized per apartment home basis, respectively. These three expense categories represent approximately 60% of total operating costs for the period, and increased 10.1% as compared to the three months ended September 30, 2005. The increases for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were primarily due to increases in real estate taxes, repair and maintenance expenses and salaries expenses of $115, $111, and $110 on an annualized per apartment home basis, respectively. These three expense categories represent approximately 73% of total operating costs for the period, and increased 12.4% as compared to the nine months ended September 30, 2005.
Non-same store analysis and other analysis
Property revenues from non-same store, development and lease-up communities increased from $8.3 million and $20.8 million for the three and nine months ended September 30, 2005, respectively, to $18.0 million and $47.0 million for the three and nine months ended September 30, 2006 due to the completion and lease-up of properties in our development pipeline. Property revenues from dispositions/other during the three and nine months ended September 30, 2006 decreased $1.0 million and $9.5 million as compared to the three and nine months ended September 30, 2005, respectively. Disposition/other property revenue earned during the three and nine months ended September 30, 2006 primarily relates to retail lease income of $0.8 million and $2.3 million, respectively, and revenues from properties partially sold into joint ventures in which we retain an ownership interest for the period in which the properties were wholly owned of $6.4 million and $20.0 million, respectively. For the three and nine months ended September 30, 2005, disposition/other property revenue earned primarily relates to retail lease income of $0.7 million and $1.5 million, respectively, income associated with the amortization of above and below market leases acquired in the Summit merger of $0.8 million and $1.9 million, respectively, and revenues from properties partially sold into joint ventures in which we retain an ownership interest for the period in which the properties were wholly owned of $6.7 million and $28.5 million, respectively.
Property expenses from non-same store, development and lease-up communities increased from $3.3 million and $7.9 million for the three and nine months ended September 30, 2005, respectively, to $6.8 million and $16.8 million for the three and nine months ended September 30, 2006, respectively, primarily due to the completion and lease-up of properties in our development pipeline. Property expenses from dispositions/other increased $1.8 million and decreased $0.9 million as compared to the three and nine months ended September 30, 2005, respectively. The increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is due to the partial sale of nine properties to a joint venture. The decrease for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is due to the twelve communities partially sold to twelve individual affiliated joint ventures during 2005 offset by the partial sale of nine properties to a joint venture during the three months ended September 30, 2006.

Non-property income
($ in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
Fee and asset management	$5,433	$1,789	$3,644	203.7%	$11,030	$10,929	$101	0.9%
Sale of technology investments	1,602	—	1,602	100.0	1,602	24,199	(22,597)	(93.4)
Interest and other income	1,733	1,913	(180)	(9.4)	6,097	6,401	(304)	(4.7)
Income of deferred compensation plans	1,927	3,209	(1,282)	(40.0)	4,308	5,327	(1,019)	(19.1)

Total non-property income	$10,695	$6,911	$3,784	54.8%	$23,037	$46,856	$(23,819)	(50.8)

Fee and asset management income for the three months ended September 30, 2006 increased $3.6 million from the three months ended September 30, 2005 and remained consistent for the nine months ended September 30, 2006 as compared to the same period in prior year. The increase in income from the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to $3.1 million of development fees and structuring fees earned from the formation of three joint ventures in 2006. The fees earned from the three joint ventures formed during the nine months ended September 30, 2006 were consistent with the structuring fees we earned from the partial sale of 12 properties to 12 individual joint ventures in 2005.
Income from the sale of technology investments totaled $24.2 million for the nine months ended September 30, 2005 as compared to $1.6 million for the three and nine months ended September 30, 2006. We recognized a $24.2 million gain on the sale of our investment in Rent.com, which was acquired by eBay Inc. during the first quarter of 2005. During the three months ended September 30, 2006, we received holdback distributions totaling $1.6 million from the sale of our investment in Rent.com.
Income of deferred compensation plans decreased $1.3 million and $1.0 million during the three and nine months ended September 30, 2006 as compared to the same period in prior year. The decreases in income primarily relate to the performance of the assets held in the deferred compensation plan for plan participants.
Other expenses
($ in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
Property management	$4,629	$4,208	$421	10.0%	$13,821	$11,350	$2,471	21.8%
Fee and asset management	3,689	2,008	1,681	83.7	8,293	4,999	3,294	65.9
General and administrative	9,849	6,183	3,666	59.3	25,299	18,017	7,282	40.4
Transaction compensation and merger expenses	—	—	—	0.0	—	14,085	(14,085)	(100.0)
Interest	29,176	29,331	(155)	(0.5)	91,592	81,416	10,176	12.5
Depreciation and amortization	40,399	44,030	(3,631)	(8.2)	117,945	119,117	(1,172)	(1.0)
Amortization of deferred financing costs	941	855	86	10.0	2,897	2,872	25	0.9
Expense on deferred compensation plans	1,927	3,209	(1,282)	(40.0)	4,308	5,327	(1,019)	(19.1)

Total non-property income	$90,610	$89,824	$786	0.9%	$264,155	$257,183	$6,972	2.7%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased from $4.2 million for the three months ended September 30, 2005 to $4.6 million for the three months ended September 30, 2006 and increased from $11.4 million for the nine months ended September 30, 2005 to $13.8 million for the nine months ended September 30, 2006. These increases were primarily due to salary and benefit expenses, including long-term incentive compensation and amortization expenses recorded for share awards in accordance with SFAS 123(R). Property management expenses were 3.0% and 3.1% of total property revenues for the three months ended September 30, 2006 and 2005, respectively, and were 3.1% and 3.0% of total property revenues for the nine months ended September 30, 2006 and 2005, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management for third parties, increased 83.7% from $2.0 million for the three months ended September 30, 2005 to $3.7 million for the three months ended September 30, 2006 and increased 65.9% from $5.0 million for the nine months ended September 30, 2005 to $8.3 million for the nine months ended September 30, 2006. This increase was primarily due to increases in costs and cost over-runs on third-party projects which totaled $2.8 million and $5.3 million for the three and nine months ended September 30, 2006, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2005, respectively.
General and administrative expenses increased $3.7 million during the three months ended September 30, 2006 as compared to the same period in 2005, and were 6.4% and 4.5% of total property revenues for the three months ended September 30, 2006 and 2005, respectively. These expenses increased $7.3 million during the nine months ended September 30, 2006 as compared to the same period in prior year, and were 5.6% and 4.7% of total property revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2006 as compared to the same periods in prior year was primarily due to increases in salary and benefit expenses, including long-term incentive compensation expense and amortization expense recorded for share awards in accordance with SFAS 123(R), and legal costs.
During the nine months ended September 30, 2005, we incurred transaction compensation and merger expenses totaling $14.1 million. Merger expenses primarily related to training and transitional employee costs.
Gross interest cost before interest capitalized to development properties increased $13.5 million, from $94.1 million for the nine months ended September 30, 2005 to $107.6 million for the nine months ended September 30, 2006. The overall increase in interest expense was due primarily to a higher line of credit balance during the nine months ended September 30, 2006 as a result of continued funding of the development pipeline, increases in the effective interest rate associated with variable rate debt and interest expense on the $250 million notes issued in June 2005. Interest capitalized increased to $16.0 million from $12.7 million for the nine months ended September 30, 2006 and 2005, respectively, due to higher average balances in our development pipeline resulting from the fifteen wholly-owned communities recently completed or currently under construction.
Depreciation and amortization decreased 8.2% and 1.0% during the three and nine months ended September 30, 2006 as compared to the same periods in 2005. These decreases were due primarily to amortization of the value of in-place leases acquired in connection with the merger with Summit of $9.5 million and $22.2 million during the three and nine months ended September 30, 2005, respectively, offset by additional depreciation on assets acquired, depreciation charges on assets reclassified from discontinued operations to continuing operations, and new development and capital improvements placed in service during the past year.
Expense of deferred compensation plans decreased $1.3 million and $1.0 million during the three and nine months ended September 30, 2006 as compared to the same period in prior year. The decreases in expense primarily relate to the performance of the assets held in the deferred compensation plan for plan participants.
Other
($ in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
Gain on sale of properties, including land	$96,247	$—	$96,247	100.0%	$97,556	$132,117	$(34,561)	(26.2)%
Equity in income (loss) of joint ventures	1,628	(1,827)	3,455	189.1	4,514	(1,472)	5,986	406.7
Income allocated to common units and other minority interests	(12,413)	(261)	(12,152)	4655.9	(14,750)	(1,756)	(12,993)	739.5
Gain on sale of properties for the three and nine months ended September 30, 2006 included gains to the extent of the change in ownership of $91.6 million from the partial sale of nine properties to an affiliated joint venture and $4.7 million from the partial sale of land to an affiliated joint venture. Also included in gain on sale of properties for the nine months ended September 30, 2006 were gains of $0.5 million from the partial sale of land to an affiliated joint venture and $0.8 million from the sale of undeveloped land to an unaffiliated third party. Gain on sale of properties for the nine months ended September 30, 2005 included a gain of $132.1 million from the partial sale of 12 operating communities to affiliated joint ventures.
Equity in income (loss) of joint ventures increased $3.5 million and $6.0 million from the three and nine months ended September 30, 2005, respectively. We recognized $2.8 million of gains on sale of three properties held through a joint venture during the nine months ended September 30, 2006. Of the gains recognized during the nine months ended September 30, 2006, a gain of $1.1 million was recognized during the three months ended September 30, 2006 from the sale of one property held through a joint venture. During the three and nine months ended September 30, 2005, we recognized losses in one joint venture due to debt retirement costs associated with the refinancing of debt. Our portion of the debt retirement costs was approximately $2.0 million.
Income allocated to common units and other minority interests increased $12.2 million and $13.0 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. These increases were due to gains recognized on the partial sale of eight properties held in Camden Operating, L.P. to a joint venture during the three months ended September 30, 2006. A portion of the gains recognized were allocated to minority interest holders in Camden Operating, L.P.
Discontinued operations
($ in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
Income from discontinued operations	$665	$1,481	$(816)	(55.1)%	$4,998	$6,118	$(1,120)	(18.3)%
For the three and nine months ended September 30, 2006 and 2005, income from discontinued operations included the results of operations of five operating properties, containing 1,744 apartment homes, classified as held for sale at September 30, 2006 and the results of operations of six operating properties and four parcels of undeveloped land sold in 2006 through their sale dates. For the three and nine months ended September 30, 2005, income from discontinued operations also included three operating properties sold during the nine months ended September 30, 2005.
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

A reconciliation of net income to diluted FFO for the three and nine months ended September 30, 2006 and 2005 is as follows:
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Funds from operations:
Net income (loss)	$125,457	$(2,317)	$201,482	$186,199
Real estate depreciation, including discontinued operations	39,990	45,163	117,314	122,626
Adjustments for unconsolidated joint ventures	(325)	1,284	(543)	3,249
Gain on sale of operating properties, including discontinued operations	(100,423)	—	(151,467)	(168,221)
Income allocated to common units, including discontinued operations	13,125	241	16,280	1,969

Funds from operations — diluted	$77,824	$44,371	$183,066	$145,822

Weighted average shares — basic	58,348	54,018	56,063	51,294
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	768	496	700	456
Common units	3,769	4,086	3,903	3,744

Weighted average shares — diluted	62,885	58,600	60,666	55,494

Adjustments for unconsolidated joint ventures included in FFO for the three and nine months ended September 30, 2006 includes net gains totaling $1.1 million and $2.8 million, respectively, from the sale of properties held in joint ventures. Included in the net gains recognized during the three and nine months ended September 30, 2006 are $0.1 million and $0.5 million, respectively, in prepayment penalties associated with the repayment of mortgages associated with the sold properties.
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
Our interest expense coverage ratio, net of capitalized interest, was 2.9 and 2.6 times for the three months ended September 30, 2006 and 2005, respectively, and 2.8 and 2.9 times for the nine months ended September 30, 2006 and 2005, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At September 30, 2006 and 2005, 79.8% and 77.0%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 5.2 years at September 30, 2006.

As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. For unsecured notes, we anticipate that no significant portion of the principal of those notes will be repaid prior to maturity. Additionally, as of September 30, 2006, we had several development projects in various stages of construction, for which a total estimated cost of $200.7 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of security offerings under our automatic shelf registration statement, draws on our unsecured credit facility and property dispositions.
In September 2006, we announced our Board of Trust Managers had declared a dividend distribution of $0.66 per share to holders of record as of September 29, 2006 of our common shares. The dividend was subsequently paid on October 17, 2006. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.64 per share or unit.
Net cash provided by operating activities increased to $184.0 million during the nine months ended September 30, 2006 from $163.5 million for the same period in 2005. The increases were primarily due to additional property revenues from recently acquired properties and growth in property revenues from our stabilized communities. This increase was partially offset by the loss of property revenues due to sales of properties and other transactional expenses.
Cash flows provided by investing activities during the nine months ended September 30, 2006 totaled $41.2 million, as compared to net cash used in investing activities during the nine months ended September 30, 2005 of $140.0 million. We incurred $365.2 million in property development, acquisition and capital improvement costs during the first nine months of 2006 as compared to $201.5 million during the same period in 2005. During the nine months ended September 30, 2006, we paid $5.7 million of severance benefits associated with the Summit merger. Proceeds received from sales of properties and technology investments, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $411.9 million for the nine months ended September 30, 2006. Investing activities for the nine months ended September 30, 2005 primarily consisted of transactions associated with the Summit merger and expenditures related to real estate assets as we paid $508.8 million in connection with the Summit merger, either as consideration paid at acquisition or for merger liabilities assumed. These payments were ultimately funded using a portion of the proceeds received from the sales of properties and technology investments and distributions from joint ventures representing returns of investments, which totaled an aggregate of $537.4 million.
Net cash used in financing activities totaled $218.7 million for the nine months ended September 30, 2006, primarily as a result of the repayment of our line of credit of $237.0 million, payments of $85.7 million for senior unsecured notes, distributions to shareholders and minority interest holders of $123.2 million, and an increase in notes receivable — affiliates of $31.2 million as three mezzanine loans were provided to joint ventures formed during the nine months ended September 30, 2006. The cash used in financing activities was partially offset by $254.9 million of proceeds from the issuance of 3.6 million common shares. Net cash used in financing activities for the nine months ended September 30, 2005 was $24.7 million, primarily due to the repayment of a secured credit facility assumed in our merger with Summit of $188.5 million, distributions to shareholders and minority interest holders and redemption of preferred units of $126.9 million, partially offset by a net increase in our unsecured line of credit of $65.0 million and proceeds from notes payable of $248.4 million.
Financial Flexibility
In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit originally matured in January 2008. In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2006.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2006, we had outstanding letters of credit totaling $35.5 million, and had $550.5 million available, under our unsecured line of credit.
As part of the Summit merger, we assumed Summit’s unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2006, there were $3.5 million of letters of credit commitments outstanding under this facility.
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
In connection with our sale of nine apartment communities to a joint venture during the three months ended September 30, 2006, as discussed in Note 6 to the consolidated financial statements, three tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
At September 30, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.9% and 4.0%, respectively.
In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit allowing additional capacity to fund our current and future development activities and for general corporate purposes.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during the three months ended September 30, 2006 that became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of September 30, 2006, we had 56,409,128 common shares outstanding under our declaration of trust.

Contractual Obligations
The following table summarizes our known contractual obligations as of September 30, 2006:
(in millions)

	Total	2006	2007	2008	2009	2010	Thereafter
Debt maturities	$2,280.5	$128.4	$233.0	$200.7	$198.2	$466.8	$1,053.4
Interest payments (1)	566.8	30.6	108.2	99.5	86.2	68.4	173.9
Non-cancelable operating lease payments	19.7	0.7	2.6	2.4	2.2	2.0	9.8
Construction contracts	200.7	51.5	123.4	25.8	—	—	—

	$3,067.7	$211.2	$467.2	$328.4	$286.6	$537.2	$1,237.1

(1)
Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes and secured notes. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of September 29, 2006.

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
Asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and costs to sell, an impairment charge equal to the excess is recognized.

Cost capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.
Use of Estimates. The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying value of our real estate assets, estimates of the useful lives of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities. Actual results could differ from those estimates.
New Accounting Standards
In December 2004, the FASB issued SFAS No. 123(R) requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, "Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 11 “Share-based Compensation.”
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
In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-05 did not have a material impact on our financial position, results of operations or cash flows.
In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.” The EITF acknowledged the consensus in EITF Issue No. 04-05 conflicted with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” The EITF agreed with the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.
In April 2006, the FASB issued FSP FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” FIN 46(R)-6 addresses how a reporting enterprise should determine variability associated with a variable interest entity or variable interests in an entity when applying the provisions of FIN 46(R) and is effective for reporting periods beginning after June 15, 2006. We will evaluate the impact of FIN 46(R)-6 at the time any reconsideration event occurs, as defined by the provisions of FIN 46(R), and for any new entities with which we become involved in future periods.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of assessing the impact of FIN 48 and have not determined what impact, if any, our adoption will have on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For further discussion regarding legal proceedings, see Note 14 to the Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 3, 2006.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 3, 2006.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 3, 2006

Michael P. Gallagher	Date
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 3, 2006.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 3, 2006.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.