Form 10-K
period 2006-12-31
CAMDEN PROPERTY TRUST
filed 2007-02-28
CIK 906345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(Address of principle executive offices)
Registrant’s telephone number, including area code: (713) 354-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,091,663,801 based on a June 30, 2006 share price of $73.55.
On February 19, 2007, the number of outstanding common shares of the registrant’s was 56,794,195 (net of 8,554,483 treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 1, 2007 are incorporated by reference in Part III.

 ii

PART I
Item 1. Business
General Development of Business
     Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
     Our portfolio consists of middle- to upper-market multifamily communities. We target acquisitions and developments in selected markets in the United States. By combining acquisition, renovation and development capabilities, we believe we can better respond to changing conditions in each market, reduce market risk and take advantage of opportunities as they arise.
     Our executive offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website, we make available free of charge our current and periodic reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of each of our Audit, Compensation, Nominating and Corporate Governance Committees. This information is also available in print free of charge to any person who requests it by contacting us at Camden Property Trust, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046, attention: Investor Relations.
     Our annual, quarterly and current reports, proxy statements and other information are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Please contact the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains a website at www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Financial Information about Segments
     We are engaged in the ownership, development, construction and management of multifamily apartment communities. As each of our apartment communities has similar economic characteristics, residents, and products and services, our operations have been aggregated into one reportable segment. See the consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
     As of December 31, 2006, we owned interests in, operated or were developing 197 multifamily properties comprising 67,631 apartment homes located in 13 states. We had 3,788 apartment homes under development at 11 of our multifamily properties, including 1,069 apartment homes at three multifamily properties owned through joint ventures, 26 apartment homes at one operating property, and several sites we intend to develop into multifamily apartment communities. Additionally, three properties comprised of 930 apartment homes were designated as held for sale.

Operating Strategy
     We believe producing consistent earnings growth through property operations, development and acquisitions, achieving market balance and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies to produce consistent earnings growth.
     Real Estate Investments and Market Balance. We believe we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities in new markets which have healthy long-term fundamentals and strong growth projections. These capabilities, combined with what we believe is a conservative financial structure, allow us to concentrate our growth efforts towards selective development and acquisition opportunities to achieve our strategy of having a geographically and physically diverse portfolio of assets that meet the requirements of our residents. We typically make physical improvements at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, which, coupled with a strong focus on property management, branding and marketing, have resulted in attractive yields on acquired properties.
     We continue to operate in our core markets in which we believe we have an advantage due to economies of scale. We feel where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, in order to generate consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long term earnings growth expectations.
     We have recently expanded our development pipeline significantly, and we expect selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. Risks inherent to developing real estate include zoning changes, environmental matters and changes in economic conditions during the development process. See the further discussion of risks associated with development and construction in our “Risk Factors” section.
     Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction and improve resident retention, thereby reducing operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We attempt to motivate our on-site employees through incentive compensation arrangements based upon operational results produced at their property, rental rate increases and the level of lease renewals achieved.
     Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. During 2005, we completed the roll out of our web-based property management and revenue management systems. These two systems have improved on-site operations and were a contributing factor in allowing us to increase rental rates substantially during a period of strong recovery in the United States economy. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to thirteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents’ changing needs and a high level of satisfaction.

Competition
     There are numerous housing alternatives which compete with our properties in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums and single family homes which are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents charged.
Employees
     At December 31, 2006, we had approximately 1,920 employees, including executive, administrative and community personnel.
Qualification as a Real Estate Investment Trust
     As of December 31, 2006, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we meet certain requirements of the Code.
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.
Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders and create refinancing risk.
     Substantially all of our income is derived from rental income from our multifamily communities. As a result, our performance depends on our ability to collect rent from residents which could be negatively affected by a number of factors, including the following:
•	delay in resident lease commencements;

•	decline in occupancy;

•	failure of residents to make rental payments when due;

•	the attractiveness of our properties to residents and potential residents;

•	our ability to adequately manage and maintain our properties;

•	competition from other available apartments and housing alternatives; and

•	changes in market rents.
     Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. We are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regards to the dividends paid deduction and our net capital gain, in order for us to continue to qualify as a REIT; this requirement limits the cash flow available to meet required principal and interest payments on our debt. We may need to refinance all or a portion of our outstanding debt as it matures. We may not be able to refinance existing debt or a refinancing may not occur on favorable terms, either of which may have a material adverse effect on our financial condition and results of operations.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.
     Economic conditions may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows and operating results. The risks that may affect conditions in these markets include the following:
•	changes in the national, regional and local economic climates;

•	local conditions, such as an oversupply of apartments or a reduction in demand for apartments in the area;

•	a future economic downturn which simultaneously effects more than one of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to residents.
     National, regional and local economic climates may be adversely affected should population or job growth slow. To the extent either of these conditions occurs in the markets in which we operate, market rents will likely be affected. We could also face challenges adequately managing and maintaining our properties should we experience increased operating costs. As a result, we may experience a loss of rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to shareholders.
Various changes could adversely impact the market price of our common shares.
     The market price of our publicly traded common shares depends on various conditions. The risks that may affect this market price include the following:
•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	the results of our financial condition and operations;

•	the perception of our growth and earnings potential;

•	dividend payment rates; and

•	increases in market rates, which may lead purchasers of our common shares to demand a higher yield.
Development and construction risks could impact our profitability.
     We intend to continue to develop and construct multifamily apartment communities for our property portfolio. Our development and construction activities may be exposed to a number of risks that may increase our construction costs including the following:
•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy and other required permits and authorizations, or problems with subcontractors could result in increased costs;

•	incurring construction costs for a property exceeding our original estimates due to increased materials, labor or other costs, or due to errors and omissions that occur in the design or construction process;

•	experiencing fluctuations in occupancy rates and rents at a newly completed property, which may not be adequate to make the property profitable;

•	inability to obtain financing with favorable terms for the development of a community;

•	inability to complete construction and lease-up of a community on schedule, resulting in increased costs;

•	incurring costs related to the abandonment of development opportunities which we have pursued and deemed unfeasible; and

•	our inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.

     We also develop and construct properties for unrelated third parties pursuant to guaranteed maximum price contracts. The terms of these contracts require us to estimate the time and costs to complete a project and we assume the risk the time and costs associated with our performance may be greater than was anticipated. As a result, our profitability on guaranteed maximum price contracts is dependent on our ability to predict these factors accurately. The time and costs may be affected by a variety of factors, including those listed above, many of which are beyond our control. In addition, the terms of these contracts generally require a warranty period, which may have a duration of up to ten years, during which we may be required to repair, replace or rebuild a project in the event of a material defect.
Our property acquisition strategy may not produce the cash flows expected.
     In the normal course of our business, we continually evaluate a number of potential acquisitions and may acquire additional operating properties. The success of our acquisition activities is subject to a number of risks, including the following:
•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate; and

•	the expected occupancy and rental rates may differ from the actual results.
     Our inability to successfully implement our property acquisition strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders. We expect other real estate investors, including insurance companies, pension and investment funds, private investors and other apartment REITs will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or the profitability of such properties upon acquisition.
Difficulties of selling real estate could limit our flexibility.
     Real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, in order to maintain our status as a REIT, the Code imposes restrictions on our ability to sell properties held fewer than four years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting distributions to shareholders.
We have significant debt, which could have important consequences.
     As of December 31, 2006, we had outstanding debt of approximately $2.3 billion. This indebtedness could have important consequences, including:
•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgage;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry is limited.
Variable rate debt is subject to interest rate risk.
     We have mortgage debt with varying interest rates dependent upon the market index. In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net income and cash available for payment of our debt obligations and distributions to shareholders.

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
     We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.
Potential liability for environmental contamination could result in substantial costs.
     Under various federal, state and local laws, ordinances and regulations, we are liable for costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, in some cases, regardless of whether we knew of or were responsible for the presence of these substances. These costs, and other costs of investigation, remediation or removal of hazardous substances, may be substantial. Also, the presence of hazardous or toxic substances on a property, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or use the property as collateral.
     Additionally, we occasionally develop, manage, lease and/or operate various properties for third parties. Consequently, we may be considered to have been or to be an operator of these properties and, therefore, potentially liable for removal or remediation costs or other potential costs that could relate to hazardous or toxic substances.
     Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at high rates. Therefore, should we be named in a lawsuit regarding mold infiltration, the amount of damages may not be fully covered under insurance.
Tax matters, including failure to qualify as a REIT, could have adverse consequences.
     We may not continue to qualify in the future as a REIT. The Internal Revenue Service may challenge our qualification as a REIT for prior years and new legislation, regulations, administrative interpretations or court decisions may change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification.
     For any taxable year we fail to qualify as a REIT:
•	we would be subject to federal income tax on our taxable income at corporate rates, subject to any applicable alternative minimum tax;

•	we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net earning available for operations, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and

•	our ability to expand our business and raise capital would be impaired, which may adversely affect the value of our common shares.
     We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for distribution to our shareholders.
Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor.
     Instead of acquiring or developing apartment communities directly, we may invest in a joint venture or partnership as a partner. These investments involve risks, including the possibility our partner may become insolvent, our partner may have business goals which are inconsistent with ours, or our partner may be in a position to take action or withhold consent contrary to our requests. We and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction.
Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.
     The Americans with Disabilities Act, or ADA, the Fair Housing Amendments Act of 1988, or FHAA, and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. Although we believe our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with ADA, FHAA and other federal, state and local laws.
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
     For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility we will fail to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer or prevent a change in control. These provisions may also deter tender offers for our common shares that may be attractive to you, or limit your opportunity to receive a premium for your shares that might otherwise exist if a third party were attempting to effect a change in control transaction.
Competition could limit our ability to lease apartments or increase or maintain rental income.
     Our apartment communities compete with numerous housing alternatives in attracting residents, including other rental apartments, condominiums and single-family homes available for rent or sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and increase or maintain rents.

We depend on our key personnel.
     Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.
Changes in laws and litigation risks could affect our business.
     As a large publicly-traded owner of multifamily properties, we may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, could result in liability that is material to our financial condition or results of operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
The Properties
     Our properties typically consist of mid-rise buildings or two- and three-story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers and ceiling fans.
Operating Properties
     The 186 operating properties, including properties held through joint ventures, which we owned interests in and operated at December 31, 2006, averaged 905 square feet of living area per apartment home. For the year ended December 31, 2006, no single operating property accounted for greater than 2.1% of our total revenues. Our operating properties, including properties held through joint ventures, had a weighted average occupancy rate of 95.2% and 95.3% for 2006 and 2005, respectively. Resident lease terms generally range from six to thirteen months. One hundred and fifty-nine of our operating properties have over 200 apartment homes, with the largest having 894 apartment homes. Our operating properties have an average age of 9.5 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2001 -2006	33
1996 -2000	57
1991 -1995	20
1986 -1990	41
1980 -1985	27
Prior to 1980	8
Property Table
     The following table sets forth information with respect to our operating properties at December 31, 2006.

OPERATING PROPERTIES

	Number of	Year Placed	Average Apartment	2006 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
ARIZONA
Phoenix
Camden Copper Square	332	2000	786	95.7%
Camden Fountain Palms (2)	192	1986/1996	1,050	95.1
Camden Legacy	428	1996	1,067	96.5
Camden Pecos Ranch (2)	272	2001	924	96.6
Camden San Paloma	324	1993/1994	1,042	95.9
Camden Sierra (2)	288	1997	925	95.0
Camden Towne Center (2)	240	1998	871	95.8
Camden Vista Valley	357	1986	923	94.9
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	380	2001	1,009	95.7
Camden Harbor View	538	2004	976	94.5
Camden Martinique	714	1986	795	93.9
Camden Parkside (2)	421	1972	836	95.3
Camden Sea Palms	138	1990	891	96.0
San Diego/Inland Empire
Camden Sierra at Otay Ranch	422	2003	962	94.2
Camden Tuscany	160	2003	891	97.4
Camden Vineyards	264	2002	1,053	93.2
COLORADO
Denver
Camden Arbors	358	1986	792	93.6
Camden Caley	218	2000	925	96.6
Camden Centennial	276	1985	744	94.6
Camden Denver West (3)	320	1997	1,015	95.3
Camden Highlands Ridge	342	1996	1,149	94.7
Camden Interlocken	340	1999	1,022	94.5
Camden Lakeway	451	1997	932	93.6
Camden Pinnacle	224	1985	748	91.8
WASHINGTON DC METRO
Camden Ashburn Farms	162	2000	1,061	97.6
Camden Fair Lakes	530	1999	996	95.5
Camden Fairfax Corner (4)	488	2006	934	Lease-up
Camden Fallsgrove	268	2004	996	96.6
Camden Grand Parc	105	2002	904	97.4
Camden Lansdowne	690	2002	1,006	95.7
Camden Largo Town Center	219	2000	1,042	97.1
Camden Roosevelt	198	2003	856	97.8
Camden Russett	426	2000	1,025	94.5
Camden Silo Creek	284	2004	971	95.6
Camden Westwind (4)	464	2006	1,036	Lease-up
FLORIDA
Southeast Florida
Camden Aventura	379	1995	1,106	95.6
Camden Doral	260	1999	1,172	97.3
Camden Doral Villas	232	2000	1,253	96.8
Camden Las Olas	420	2004	1,043	96.2
Camden Plantation	502	1997	1,152	95.3
Camden Portofino	322	1995	1,307	96.0
Summit Brickell	405	2003	937	97.3

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2006 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Orlando
Camden Club	436	1986	1,077	96.1%
Camden Hunter’s Creek	270	2000	1,082	95.0
Camden Lago Vista	366	2005	954	96.6
Camden Landings	220	1983	748	96.8
Camden Lee Vista	492	2000	937	94.5
Camden Renaissance	578	1996/1998	899	93.5
Camden Reserve	526	1990/1991	824	95.5
Camden World Gateway	408	2000	979	97.1
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	94.3
Camden Bay Pointe	368	1984	771	96.5
Camden Bayside	832	1987/1989	748	95.7
Camden Citrus Park	247	1985	704	97.3
Camden Isles	484	1983/1985	722	94.8
Camden Lakes	688	1982/1983	728	95.0
Camden Lakeside	228	1986	728	96.1
Camden Live Oaks	770	1990	1,093	94.4
Camden Preserve	276	1996	942	95.0
Camden Providence Lakes	260	1996	1,024	93.7
Camden Westshore	278	1986	728	95.7
Camden Woods	444	1986	1,223	94.0
GEORGIA
Atlanta
Camden Brookwood	359	2002	906	92.1
Camden Dunwoody	324	1997	1,007	94.2
Camden Deerfield	292	2000	1,187	94.4
Camden Midtown Atlanta	296	2001	953	95.6
Camden River	352	1997	1,103	95.6
Camden Peachtree City	399	2001	1,026	95.2
Camden Shiloh	232	1999/2002	1,151	96.1
Camden St. Clair	336	1997	969	94.9
Camden Stockbridge	304	2003	1,009	94.1
Camden Sweetwater	308	2000	1,151	95.2
KENTUCKY
Louisville
Camden Brookside (5)	224	1987	732	96.9
Camden Downs	254	1975	682	95.3
Camden Meadows (5)	400	1987/1990	746	94.9
Camden Oxmoor (5)	432	2000	903	96.2
Camden Prospect Park (5)	138	1990	916	95.6
MISSOURI
Kansas City
Camden Passage (5)	596	1989/1997	832	93.4
St. Louis
Camden Cedar Lakes (5)	420	1986	852	94.6
Camden Cove West (5)	276	1990	828	93.5
Camden Cross Creek (5)	591	1973/1980	947	95.6
Camden Taravue	304	1975	676	90.6
Camden Trace	372	1972	1,158	95.5
Camden Westchase (5)	160	1986	945	95.6

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2006 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	96.2%
Camden Breeze	320	1989	846	96.8
Camden Canyon	200	1995	987	97.6
Camden Commons	376	1988	936	95.9
Camden Cove	124	1990	898	96.8
Camden Del Mar	560	1995	986	95.8
Camden Fairways	320	1989	896	96.7
Camden Hills	184	1991	579	95.8
Camden Legends	113	1994	792	96.6
Camden Palisades	624	1991	905	96.8
Camden Pines (2)	315	1997	1,005	96.9
Camden Pointe	252	1996	985	96.8
Camden Summit (2)	234	1995	1,187	97.2
Camden Tiara (2)	400	1996	1,043	96.6
Camden Vintage	368	1994	978	94.2
Oasis Bay (6)	128	1990	876	94.0
Oasis Crossings (6)	72	1996	983	97.1
Oasis Emerald (6)	132	1988	873	96.7
Oasis Gateway (6)	360	1997	1,146	94.4
Oasis Island (6)	118	1990	901	93.5
Oasis Landing (6)	144	1990	938	95.8
Oasis Meadows (6)	383	1996	1,031	96.3
Oasis Palms (6)	208	1989	880	94.7
Oasis Pearl (6)	90	1989	930	96.4
Oasis Place (6)	240	1992	440	95.6
Oasis Ridge (6)	477	1984	391	93.9
Oasis Sands	48	1994	1,125	95.2
Oasis Sierra (6)	208	1998	922	95.5
Oasis Springs (6)	304	1988	838	95.1
Oasis Vinings (6)	234	1994	1,152	94.5
NORTH CAROLINA
Charlotte
Camden Ballantyne	400	1998	1,053	95.8
Camden Cotton Mills	180	2002	906	96.7
Camden Dilworth (7)	145	2006	857	97.4
Camden Eastchase	220	1986	698	92.1
Camden Fairview	135	1983	1,036	96.9
Camden Forest	208	1989	703	93.7
Camden Foxcroft	156	1979	940	96.3
Camden Grandview	266	2000	1,145	94.6
Camden Habersham	240	1986	773	96.9
Camden Park Commons	232	1997	859	95.7
Camden Pinehurst	407	1967	1,147	95.5
Camden Sedgebrook	368	1999	1,017	96.6
Camden Simsbury	100	1985	874	96.4
Camden South End	299	2003	883	94.3
Camden Stonecrest	306	2001	1,169	96.2
Camden Timber Creek	352	1984	706	93.5
Camden Touchstone	132	1986	899	96.2

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2006 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Greensboro
Camden Glen	304	1980	662	93.5%
Camden Wendover	216	1985	795	94.8
Raleigh
Camden Crest	438	2001	1,129	95.3
Camden Governor’s Village	242	1999	1,134	94.4
Camden Lake Pine	446	1999	1,075	95.5
Camden Manor Park (4)	484	2006	966	Lease-up
Camden Overlook	320	2001	1,056	95.0
Camden Reunion Park	420	2000/2004	972	93.8
Camden Westwood	354	1999	1,112	95.5
PENNSYLVANIA
Camden Valleybrook	352	2002	992	93.6
TEXAS
Austin
Camden Briar Oaks	430	1980	711	94.7
Camden Gaines Ranch	390	1997	955	93.3
Camden Huntingdon	398	1995	903	95.6
Camden Laurel Ridge	183	1986	702	96.6
Camden Ridge View	167	1984	859	95.8
Camden Ridgecrest	284	1995	851	95.3
Camden Stoneleigh (8)	390	2001	908	95.8
Camden Woodview	283	1984	644	95.2
Corpus Christi
Camden Breakers	288	1996	868	92.8
Camden Copper Ridge	344	1986	775	94.9
Camden Miramar (9)	778	1994/2004	468	85.0
Dallas/Fort Worth
Camden Addison (2)	456	1996	942	95.6
Camden Buckingham	464	1997	919	96.5
Camden Centreport	268	1997	910	94.7
Camden Cimarron	286	1992	772	95.9
Camden Farmers Market	620	2001	916	95.5
Camden Farmers Market II (7)	284	2005	970	93.2
Camden Gardens	256	1983	652	95.0
Camden Glen Lakes	424	1979	877	94.5
Camden Lakeview	476	1985	853	94.0
Camden Legacy Creek	240	1995	831	97.3
Camden Legacy Park	276	1996	871	98.0
Camden Oasis	602	1986	548	92.6
Camden Place	442	1984	772	94.3
Camden Ridge	208	1985	829	94.2
Camden Springs	304	1987	713	94.5
Camden Terrace	340	1984	848	94.6
Camden Towne Village	188	1983	735	95.3
Camden Valley Creek	380	1984	855	95.6
Camden Valley Park	516	1986	743	96.1
Camden Valley Ridge	408	1987	773	93.6
Camden Westview	335	1983	697	94.8

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2006 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Houston
Camden Baytown	272	1999	844	95.7%
Camden Creek	456	1984	639	92.3
Camden Greenway	756	1999	861	95.7
Camden Holly Springs (2)	548	1999	934	94.7
Camden Midtown	337	1999	843	96.6
Camden Oak Crest	364	2003	870	94.4
Camden Park (2)	288	1995	866	95.6
Camden Royal Oaks (4)	236	2006	923	Lease-up
Camden Steeplechase	290	1982	748	93.9
Camden Stonebridge	204	1993	845	96.9
Camden Sugar Grove (2)	380	1997	917	95.4
Camden Vanderbilt	894	1996/1997	863	97.4
Camden West Oaks	671	1982	726	93.2

Total	63,843		905	95.2%

(1)	Represents average physical occupancy for the year except as noted below.

(2)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(3)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(4)	Properties under lease-up at December 31, 2006.

(5)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.

(6)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(7)	Development property completed during 2006 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(8)	Properties acquired during 2006 — average occupancy calculated from date of acquisition date through year-end.

(9)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

Item 3. Legal Proceedings
     For discussion regarding legal proceedings, see Note 18 to the Consolidated Financial Statements on page F-30.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2006 Quarters:
First	$72.70	$58.40	$0.66
Second	73.55	65.50	0.66
Third	77.99	72.80	0.66
Fourth	80.97	71.40	0.66

2005 Quarters:
First	$50.70	$45.31	$0.635
Second	55.60	46.76	0.635
Third	56.25	49.91	0.635
Fourth	60.18	52.70	0.635
     As of February 19, 2007, there were 765 shareholders of record and approximately 29,200 beneficial owners of our common shares.
Item 6. Selected Financial Data
     The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2002 through 2006. This data should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been restated for amounts classified as discontinued operations.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005 (c)	2004	2003	2002

Property Revenues
Rental revenues	$544,236	$479,221	$351,513	$335,892	$332,290
Other property revenues	55,194	42,860	31,503	29,999	27,636

Total property revenues	599,430	522,081	383,016	365,891	359,926
Property Expenses
Property operating and maintenance	165,810	145,044	113,762	106,148	96,918
Real estate taxes	63,388	57,316	42,131	40,191	37,678

Total property expenses	229,198	202,360	155,893	146,339	134,596
Non-property income
Fee and asset management	14,041	12,912	9,187	7,276	6,264
Sale of technology investments	1,602	24,206	863	—	—
Interest and other income	9,771	7,373	11,074	5,685	8,214
Income (loss) on deferred compensation plans	10,116	6,421	6,760	(895)	(1,353)

Total non-property income	35,530	50,912	27,884	12,066	13,125
Other expenses
Property management	18,490	16,145	11,924	10,154	10,027
Fee and asset management	9,382	6,897	3,856	3,908	2,499
General and administrative	37,584	24,845	18,536	16,231	14,439
Transaction compensation and merger expenses	—	14,085	—	—	—
Impairment provision for technology investments	—	130	—	—	—
Other expenses	—	—	—	1,389	2,790
Losses related to early retirement of debt	—	—	—	—	234
Interest	118,344	111,548	78,260	74,036	70,093
Depreciation and amortization	158,510	164,705	94,730	92,948	88,442
Amortization of deferred financing costs	3,813	3,739	2,697	2,633	2,165
Expense (gain) on deferred compensation plans	10,116	6,421	6,760	(895)	(1,353)

Total other expenses	356,239	348,515	216,763	200,404	189,336

Income from continuing operations before gain on sale of properties, impairment loss on land held for sale, equity in income of joint ventures and minority interests	49,523	22,118	38,244	31,214	49,119
Gain on sale of properties, including land	97,452	132,914	1,642	2,590	359
Impairment loss on land held for sale	—	(339)	—	—	—
Equity in income of joint ventures	5,156	10,049	356	3,200	366
Income allocated to minority interests
Distributions on perpetual preferred units	(7,000)	(7,028)	(10,461)	(12,747)	(12,872)
Original issuance costs of redeemed perpetual preferred units	—	(365)	(745)	—	—
Income allocated to common units and other minority interests	(16,163)	(2,223)	(2,733)	(2,196)	(1,762)

Income from continuing operations	128,968	155,126	26,303	22,061	35,210
Income from discontinued operations	6,434	8,249	8,357	7,410	10,248
Gain on sale of discontinued operations	99,273	36,175	9,351	—	29,199
Impairment loss on land held for sale	—	—	(1,143)	—	—
Income from discontinued operations, allocated to common units	(1,829)	(464)	(1,527)	(41)	(45)

Net income	$232,846	$199,086	$41,341	$29,430	$74,612

Earnings per share — basic
Income from continuing operations	$2.28	$2.98	$0.64	$0.56	$0.87
Income from discontinued operations, including gain on sale	1.83	0.85	0.36	0.19	0.97

Net income	$4.11	$3.83	$1.00	$0.75	$1.84

Earnings per share — diluted
Income from continuing operations	$2.21	$2.79	$0.62	$0.53	$0.84
Income from discontinued operations, including gain on sale	1.75	0.79	0.36	0.18	0.89

Net income	$3.96	$3.58	$0.98	$0.71	$1.73

Distributions declared per common share	$2.64	$2.54	$2.54	$2.54	$2.54

Weighted average number of common shares outstanding	56,660	52,000	41,430	39,355	40,441

Weighted average number of common and common dilutive equivalent shares outstanding	59,524	56,313	42,426	41,354	44,216

COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA
(CONTINUED)

	Year Ended December 31,
(in thousands, except property data)	2006	2005 (c)	2004	2003	2002

Balance Sheet Data (at end of year)
Real estate assets	$5,141,467	$5,039,007	$3,159,077	$3,099,856	$3,035,970
Accumulated depreciation	(762,011)	(716,650)	(688,333)	(601,688)	(498,776)
Total assets	4,586,050	4,487,799	2,629,364	2,625,561	2,608,899
Notes payable	2,330,976	2,633,091	1,576,405	1,509,677	1,427,016
Minority interests	223,511	221,023	159,567	196,385	200,729
Shareholders’ equity	$1,734,356	$1,370,903	$738,515	$784,885	$839,453

Common shares outstanding	65,006	60,763	48,601	48,299	47,881

Other Data
Cash flows provided by (used in):
Operating activities	$231,569	$200,845	$156,997	$144,703	$184,808
Investing activities	(52,067)	(207,561)	(65,321)	(94,386)	(220,766)
Financing activities	(180,044)	6,039	(92,780)	(47,365)	33,184
Funds from operations — diluted (a)	237,790	195,290	143,669	135,699	150,443

Property Data
Number of operating properties (at end of year)
Included in continuing operations	183	180	131	130	129
Included in discontinued operations	3	11	13	14	14

Number of operating apartment homes (at end of year)
Included in continuing operations	62,913	61,609	46,599	45,935	45,381
Included in discontinued operations	930	3,971	4,857	5,409	5,409

Number of operating apartment homes (weighted average) (b)
Included in continuing operations	53,387	50,765	41,712	41,014	40,316
Included in discontinued operations	2,463	4,291	5,406	5,368	6,435

Weighted average monthly total property revenue per apartment home, excluding discontinued operations	$936	$857	$765	$743	$744

Properties under development (at end of period)	11	9	3	2	4

(a)	Management considers Funds From Operations (“FFO”) to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Diluted FFO also assumes conversion of all dilutive convertible securities, including minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

(b)	Excludes apartment homes owned in joint ventures.

(c)	The 2005 results include the operations of Summit Properties Inc. subsequent to February 28, 2005.

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
     We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items relating to the future. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties and other factors beyond our control and could differ materially from our actual results and performance.
     Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Insufficient cash flows could affect our ability to make required payments of debt obligations or pay distributions to shareholders and create refinancing risk;

•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;

•	Various changes could adversely impact the market price of our common shares;

•	Development and construction risks could impact our profitability;

•	Our property acquisition strategy may not produce the cash flows expected;

•	Difficulties of selling real estate could limit our flexibility;

•	Our variable rate debt is subject to interest rate risk;

•	Issuances of additional debt or equity may adversely impact our financial condition;

•	Losses from catastrophes may exceed our insurance coverage;

•	Potential liability for environmental contamination could result in substantial loss;

•	Tax matters, including failure to qualify as a real estate investment trust (“REIT”) could have adverse consequences;

•	Investments in joint ventures and partnerships involve risks not present in investments in which we are the sole investor;

•	Competition could limit our ability to lease apartments or increase or maintain rental income; and

•	Changes in laws and litigation risks could affect our business.
These forward-looking statements represent our estimates and assumptions as of the date of this report.
Executive Summary
     Based on our results for the year ended December 31, 2006 and the projected economic conditions, we expect moderate growth during 2007 from the revenue generated by our stabilized communities. The economic projections include meaningful job growth and population growth in a number of markets in which we operate and decreased housing demand due to rising interest rates resulting in multifamily apartment communities being an economically attractive alternative to purchasing a single-family home and positively affecting apartment housing demand.
     We intend to continue to focus on our market balance investment strategy and to improve our portfolio mix through the acquisition and disposition of real estate assets. We expect market concentration risk to be mitigated as our property operations are not centralized in any one market.
     In positioning for future growth, we intend to continue focusing on our development pipeline and maintain approximately $1.0 billion to $1.5 billion in our current and future development pipelines. Total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors.

Property Portfolio
     Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	December 31, 2006		December 31, 2005
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas	7,773	21	8,643	24
Houston, Texas	5,696	13	6,810	15
Tampa, Florida	5,635	12	5,635	12
Charlotte, North Carolina	4,146	17	4,493	18
Washington, D.C. Metro	3,834	11	2,882	9
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,631	7
Denver, Colorado	2,529	8	2,529	8
Austin, Texas	2,525	8	2,135	7
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
St. Louis, Missouri	2,123	6	2,123	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	846	3	846	3
Other	1,468	4	2,289	6

Total Operating Properties	63,843	186	65,580	191

Properties Under Development
Washington, D.C. Metro	2,237	6	1,996	5
Houston, Texas	650	2	236	1
San Diego/Inland Empire, California	350	1	350	1
Los Angeles/Orange County, California	290	1	—	—
Orlando, Florida	261	1	—	—
Raleigh, North Carolina	—	—	484	1
Charlotte, North Carolina	—	—	145	1

Total Properties Under Development	3,788	11	3,211	9

Total Properties	67,631	197	68,791	200

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Dallas, Texas	456	1	456	1
Houston, Texas	1,487	4	1,216	3
Charlotte, North Carolina	—	—	492	2
Washington, D.C. Metro	508	1	464	1
Raleigh, North Carolina	—	—	411	1
Denver, Colorado	320	1	320	1
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	421	1
St. Louis, Missouri	1,447	4	—	—
Louisville, Kentucky	1,194	4	—	—
Other	596	1	—	—

Total Joint Venture Properties	11,758	39	8,819	31

Total Properties Owned 100%	55,873	158	59,972	169

(1)	Refer to Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
     We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the year ended December 31, 2006, stabilization was achieved at two recently completed properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization
Camden Farmers Market II
Dallas, TX	284	3Q05	2Q06
Camden Dilworth
Charlotte, NC	145	2Q06	3Q06
Acquisition Communities
     On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest, in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third-party. As a result of the acquisition, we paid Westwind $31.0 million, which included a $2.0 million non-refundable earnest money deposit paid in October 2005. Concurrent with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled. Additionally, we repaid the outstanding balance of a third party construction loan, totaling $46.8 million. We used proceeds from our unsecured line of credit facility to fund this purchase. The purchase price was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair value at the date of acquisition. The intangible assets acquired at acquisition include in-place leases of $0.5 million.
     In July 2006, we acquired Camden Stoneleigh, a 390-apartment home community located in Austin, Texas, for $35.3 million using proceeds from our unsecured line of credit. The purchase price of this property was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. The intangible assets acquired at acquisition include in-place leases of $0.6 million and above or below market leases of $0.1 million.
Dispositions and Partial Sales to Joint Ventures Included in Continuing Operations
     During the year ended December 31, 2006, we recognized gains of $91.5 million from the partial sale of nine properties to an affiliated unconsolidated joint venture. This partial sale generated net proceeds of approximately $170.9 million. During the year ended December 31, 2005, we recognized gains of $132.1 million from the partial sales of twelve properties to twelve affiliated unconsolidated joint ventures. These partial sales generated net proceeds of approximately $316.8 million. The gains recognized on the partial sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets.
     During the year ended December 31, 2006, we recognized gains of $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains recognized on the sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets.
     During the year ended December 31, 2006, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland. During the year ended December 31, 2005, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in Houston, Texas. Also during 2005, we sold undeveloped land located in Dallas, Texas to an unrelated third party. In connection with our decision to sell this undeveloped land, we recognized an impairment loss of $0.3 million. During the year ended December 31, 2004, we recognized gains totaling $1.6 million on the sales of land located adjacent to two of our pre-development assets in Houston, Texas. These gains were included in continuing operations as the cash flows from these land parcels were not separately identifiable from the cash flows generated by the adjacent pre-development assets.

Discontinued Operations
     Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of December 31, 2006. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss on the disposal of the held for sale properties is also classified as discontinued operations. We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.
     A summary of our 2006 dispositions and properties held for sale as of December 31, 2006 is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)
Dispositions
Camden Highlands
Plano, TX	160	1Q06	1985	n/a
Camden View
Tucson, AZ	365	1Q06	1974	n/a
Camden Trails
Dallas, TX	264	2Q06	1984	n/a
Camden Wilshire
Houston, TX	536	2Q06	1982	n/a
Camden Pass
Tucson, AZ	456	2Q06	1984	n/a
Camden Oaks
Dallas, TX	446	3Q06	1985	n/a
Camden Wyndham
Houston, TX	448	4Q06	1978/1981	n/a
Camden Crossing
Houston, TX	366	4Q06	1982	n/a

Held for Sale
Camden Trace
Maryland Heights, MO	372	n/a	1972	$6.9
Camden Taravue
St. Louis, MO	304	n/a	1975	5.9
Camden Downs
Louisville, KY	254	n/a	1975	5.2

Total apartment homes sold and held for sale	3,971

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of December 31, 2006.
     During the year ended December 31, 2006, we recognized gains of $78.8 million from the sale of eight operating properties to unaffiliated third parties. These sales generated net proceeds of approximately $137.3 million. During the year ended December 31, 2005, we recognized gains of $36.1 million from the sale of three operating properties, containing 1,317 apartment homes, to unaffiliated third parties. During the year ended December 31, 2004, we recognized a gain of $8.4 million on the sale of one operating property, containing 552 apartment homes, to an unaffiliated third party.
     During the year ended December 31, 2006, the operations of two properties previously included in discontinued operations were reclassified to continuing operations as management made the decision not to sell these assets. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications. Additionally, we recorded a depreciation charge of $2.6 million during the year ended December 31, 2006 on these assets.
     Upon our decision to abandon efforts to develop certain land parcels and to market these parcels as held for sale, we reclassified the operating expenses associated with these assets to discontinued operations. At December 31, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.3
Dallas	2.6	2.5

Total land held for sale		$14.8

     During the year ended December 31, 2006, we sold undeveloped land totaling an aggregate of 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of $41.0 million and recognized gains totaling $20.5 million. During the year ended December 31, 2004, we sold undeveloped land totaling 2.1 acres to an unrelated third party. In connection with this sale, we recognized a gain of $1.0 million. Land sales during the year ended December 31, 2005 were immaterial.
     During 2004, in connection with our decision to dispose of a 2.4 acre parcel of undeveloped land located in Dallas, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.
Development and Lease-Up Properties
     At December 31, 2006, we had four completed properties in lease-up as follows:

	Number of		% Leased		Estimated
($ in millions)	Apartment	Cost to	at	Date of	Date of
Property and Location	Homes	Date	2 /19/07	Completion	Stabilization
In Lease-Up: Wholly-Owned
Camden Fairfax Corner
Fairfax, VA	488	$80.6	93%	3Q06	1Q07
Camden Westwind
Ashburn, VA	464	95.0	71%	2Q06	3Q07
Camden Manor Park
Raleigh, NC	484	49.3	78%	3Q06	3Q07
Camden Royal Oaks
Houston, TX	236	20.8	46%	3Q06	1Q08

Total — wholly-owned	1,672	$245.7

     At December 31, 2006, we had eleven properties in various stages of construction as follows:

				Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization
In Lease-Up: Wholly-Owned
Camden Clearbrook
Frederick, MD	297	$46.0	$45.3	$13.6	1Q07	3Q07
Camden Old Creek
San Marcos, CA	350	98.0	90.0	44.5	2Q07	4Q07

Under Construction: Wholly-Owned
Camden Largo, Phase II
Largo, MD	26	5.5	3.9	3.9	1Q07	2Q07
Camden Monument Place
Fairfax, VA	368	64.0	46.8	46.8	3Q07	1Q08
Camden Potomac Yards
Arlington County, VA	379	110.0	75.3	75.3	3Q07	3Q08
Camden City Centre
Houston, TX	379	54.0	31.0	31.0	4Q07	3Q08
Camden Summerfield
Largo, MD	291	68.0	28.3	28.3	3Q08	1Q09
Camden Orange Court
Orlando, FL	261	49.0	16.2	16.2	3Q08	1Q09
Camden Dulles Station
Herndon, VA	368	77.0	26.1	26.1	4Q08	2Q09

Total — wholly-owned	2,719	$571.5	$362.9	$285.7

Under Construction — Joint Ventures
Camden Main & Jamboree
Irvine, CA	290	$107.1	$94.0	$94.0	2Q07	4Q07
Camden Plaza
Houston, TX	271	42.9	28.9	28.9	3Q07	2Q08
Camden College Park
College Park, MD	508	139.9	68.3	68.3	1Q09	4Q09

Total — joint ventures	1,069	$289.9	$191.2	$191.2

     Our consolidated balance sheet at December 31, 2006 included $369.9 million related to wholly-owned properties under development. Of this amount, $285.7 million related to our wholly-owned projects currently under development. Additionally, at December 31, 2006, we had $84.2 million invested in land held for future development. Included in this amount was $41.9 million related to projects we expect to begin constructing during 2007. We also had $36.1 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we may utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Geographic Diversification
     At December 31, 2006 and 2005, our investments in various geographic areas, excluding investments in joint ventures, were as follows:

(in thousands)	2006		2005

Washington, D.C. Metro	$1,038,981	20.2%	$810,717	16.7%
Southeast Florida	454,837	8.9	371,579	7.6
Dallas, Texas	381,521	7.4	387,159	8.0
Los Angeles/Orange County, California	343,853	6.7	342,279	7.0
Charlotte, North Carolina	336,337	6.6	334,063	6.9
Houston, Texas	334,019	6.5	326,535	6.7
Tampa, Florida	322,684	6.3	257,963	5.3
Atlanta, Georgia	314,595	6.1	309,639	6.4
Orlando, Florida	288,088	5.6	274,569	5.7
Las Vegas, Nevada	281,069	5.5	277,503	5.7
Raleigh, North Carolina	232,973	4.5	222,019	4.6
Denver, Colorado	198,185	3.9	196,110	4.0
San Diego/Inland Empire, California	190,341	3.7	158,095	3.3
Austin, Texas	158,673	3.1	117,855	2.4
Phoenix, Arizona	115,418	2.2	113,370	2.3
Corpus Christi, Texas	56,823	1.1	56,067	1.2
St. Louis, Missouri	12,772	0.3	123,022	2.5
Louisville, Kentucky	5,168	0.1	79,659	1.6
Other	65,885	1.3	102,596	2.1

Total real estate assets, at cost	5,132,222	100.0%	4,860,799	100.0%

Properties held for sale	32,763		172,112

Total properties held for investment, at cost	$5,099,459		$4,688,687

Results of Operations
     Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the years ended December 31 are as follows:

	2006	2005	2004
Average monthly property revenue per apartment home	$936	$857	$765
Annualized total property expenses per apartment home	$4,293	$3,986	$3,737
Weighted average number of operating apartment homes owned 100%	53,387	50,765	41,712
Weighted average occupancy of operating apartment homes owned 100%	95.1%	95.0%	94.1%

Property-level operating results
     The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2006 as compared to 2005 and for the year ended December 31, 2005 as compared to 2004:

	Apartment	Year Ended
	Homes	December 31,		Change
($ in thousands)	at 12/31/06	2006	2005	$	%

Property revenues
Same store communities	33,465	$336,076	$314,308	$21,768	6.9%
Summit same store communities	13,100	171,943	133,584	38,359	28.7
Non-same store communities	3,154	38,765	22,593	16,172	71.6
Summit non-same store communities	833	14,741	9,975	4,766	47.8
Development and lease-up communities	4,391	13,585	405	13,180	100.0
Dispositions/other	—	24,320	41,216	(16,896)	(41.0)

Total property revenues	54,943	$599,430	$522,081	$77,349	14.8%

Property expenses
Same store communities	33,465	$137,290	$130,190	$7,100	5.5%
Summit same store communities	13,100	57,450	45,865	11,585	25.3
Non-same store communities	3,154	13,934	7,789	6,145	78.9
Summit non-same store communities	833	5,088	3,863	1,225	31.7
Development and lease-up communities	4,391	4,308	87	4,221	100.0
Dispositions/other	—	11,128	14,566	(3,438)	(23.6)

Total property expenses	54,943	$229,198	$202,360	$26,838	13.3%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2005. Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2005. Development and lease-up communities are non-stabilized communities we (or Summit) have acquired or developed after January 1, 2005. Dispositions primarily represent communities we have partially sold to joint ventures in which we retained an ownership interest.

	Apartment	Year Ended
	Homes	December 31,		Change
	at 12/31/05	2005	2004	$	%
Property revenues
Same store communities	35,916	$330,628	$318,976	$11,652	3.7%
Summit same store communities	11,083	114,229	—	114,229	100.0
Non-same store communities	3,266	32,120	22,698	9,422	41.5
Summit non-same store communities	2,705	29,820	—	29,820	100.0
Development and lease-up communities	3,031	806	—	806	100.0
Dispositions/other	—	14,478	41,342	(26,864)	(65.0)

Total property revenues	56,001	$522,081	$383,016	$139,065	36.3%

Property expenses
Same store communities	35,916	$135,579	$131,191	$4,388	3.3%
Summit same store communities	11,083	39,185	—	39,185	100.0
Non-same store communities	3,266	11,562	9,282	2,280	24.6
Summit non-same store communities	2,705	10,811	—	10,811	100.0
Development and lease-up communities	3,031	539	—	539	100.0
Dispositions/other	—	4,684	15,420	(10,736)	(69.6)

Total property expenses	56,001	$202,360	$155,893	$46,467	29.8%

Same store communities are communities we (or Summit) owned and were stabilized as of January 1, 2004. Non-same store communities are stabilized communities we (or Summit) have acquired or developed after January 1, 2004. Development and lease-up communities are non-stabilized communities we (or Summit) have developed or acquired after January 1, 2004. Dispositions primarily represent communities we have partially sold to joint ventures in which we retained an ownership interest.

Same store analysis
     Camden same store property revenues for the year ended December 31, 2006 increased $21.8 million, or 6.9%, from 2005 resulting primarily from higher rental income per apartment home. Same store property revenues for the year ended December 31, 2005 increased $11.7 million, or 3.7% from 2004 primarily from higher rental income per apartment home and decreased vacancy loss per apartment home. Our revenue growth is the result of improving market fundamentals resulting from growth in employment and population in the majority of our markets, the increasing cost of ownership versus rental, and rising interest rates and construction costs limiting new supply. In addition, we continue to believe our strong operating performance is not only the result of improving operating fundamentals, but also the continued enhancements we are making to many of our operational components, such as our web-based property management and revenue management systems. We believe these enhancements have created efficiencies within our business and have allowed us to take advantage of improvements in the rental market.
     Total property expenses from our same store communities increased 5.5% and 3.3% for the year ended December 31, 2006 as compared to 2005 and for the year ended December 31, 2005 as compared to 2004, respectively. The increases in same store property expenses per apartment home for the year ended December 31, 2006 as compared to 2005 were primarily due to increases in repair and maintenance, salaries and utilities expenses. These three expense categories represent approximately 60% of total operating costs for the year ended December 31, 2006 and increased approximately 8% as compared to the year ended December 31, 2005. The increases for the year ended December 31, 2005 as compared to 2004 were primarily due to increases in salary and benefit expenses, real estate tax expenses and utilities expenses. These three expense categories represent approximately 68% of total operating costs for the period, and increased approximately 5% as compared to 2004.
     The revenues and expenses related to Summit same store communities represent the operations of those assets since February 28, 2005, the effective time of the Summit merger. Increases in revenues and expenses on Summit same store communities for 2006 compared to 2005 and for 2005 compared to 2004 are due to our ownership of those assets for only a partial year, beginning in 2005.
Non-same store analysis and other analysis
     Property revenues from non-same store, development and lease-up communities increased $34.1 million for the year ended December 31, 2006 as compared to 2005 and increased $40.0 million for the year ended December 31, 2005 as compared to 2004. The increase during both periods was primarily due to the completion and lease-up of properties in our development pipeline. Property revenues from non-same store, development and lease-up communities acquired in the Summit merger are only for periods subsequent to February 28, 2005, the effective date of the merger.
     Property revenues from dispositions/other decreased $16.9 million and $26.9 million for the year ended December 31, 2006 as compared to 2005 and for the year ended December 31, 2005 as compared to 2004, respectively. Dispositions/other property revenues earned during the year ended December 31, 2006 primarily related to properties partially sold to joint ventures of $20.0 million and retail lease income of $3.1 million. For the year ended December 31, 2005, dispositions/other property revenues earned primarily related to properties partially sold into joint ventures of $35.1 million, retail lease income of $2.3 million and income associated with the amortization of above and below market leases on acquired communities of $2.8 million. For the year ended December 31, 2004, dispositions/other property revenue earned primarily related to properties partially sold into joint ventures of $40.8 million.
     Property expenses from non-same store, development and lease-up communities increased $11.6 million for the year ended December 31, 2006 as compared to 2005 and $13.6 million for 2005 as compared to 2004. The increase in expenses during both periods was primarily due to the completion and lease-up of properties in our development pipeline. Property expenses from non-same store, development and lease-up communities acquired in the Summit merger are only for periods subsequent to February 28, 2005, the effective date of the merger.
     Property expenses from dispositions/other decreased $3.4 million and $10.7 million for the year ended December 31, 2006 as compared to 2005 and for the year ended December 31, 2005 as compared to 2004, respectively. The decrease for the year ended December 31, 2006 as compared to December 31, 2005 was due to the partial sale of nine properties to a joint venture in 2006. The decrease for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was due to the twelve communities partially sold to twelve individual affiliated joint ventures during 2005.
Non-property income

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2006	2005	$	%	2005	2004	$	%

Fee and asset management	$14,041	$12,912	$1,129	8.7%	$12,912	$9,187	$3,725	40.5%
Sale of technology investments	1,602	24,206	(22,604)	(39.3)	24,206	863	23,343	*
Interest and other income	9,771	7,373	2,398	(71.5)	7,373	11,074	(3,701)	(33.4)
Income on deferred compensation plans	10,116	6,421	3,695	57.5	6,421	6,760	(339)	(5.0)

Total non-property income	$35,530	$50,912	$(15,382)	(30.2)%	$50,912	$27,884	$23,028	82.6%

*	Not a meaningful percentage
     Fee and asset management income for the year ended December 31, 2006 increased $1.1 million as compared to 2005 and increased $3.7 million for the year ended December 31, 2005 as compared to 2004. The increase in fee and asset management income during 2006 as compared to 2005 was primarily due to fees earned on our third-party construction projects. The fees earned from the three joint ventures formed during the year ended December 31, 2006 were consistent with the structuring fees we earned from the partial sale of 12 properties to joint ventures in 2005. The increase in fee and asset management income during 2005 as compared to 2004 was primarily due to the structuring fees we earned from the partial sale of 12 properties to joint ventures in 2005.
     Income from the sale of technology investments totaled $1.6 million, $24.2 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2005, we recognized a $24.2 million gain on the sale of our investment in Rent.com, which was acquired by eBay Inc. during the first quarter of 2005. During the year ended December 31, 2006, we received additional distributions totaling $1.6 million from the sale of our investment in Rent.com.
     Interest and other income increased $2.4 million for 2006 as compared to 2005 and decreased $3.7 million for 2005 as compared to 2004. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, decreased $2.9 million for 2006 as compared to 2005 and decreased $2.0 million for 2005 as compared to 2004. These decreases were due to repayments of notes receivable during all years. Other income was $5.3 million in 2006 and $1.7 million in 2004. Other income represents income recognized upon the settlement of legal, insurance and warranty claims and contract disputes.
     Income on deferred compensation plans increased $3.7 million during the year ended December 31, 2006 as compared to 2005 and decreased $0.3 million during the year ended December 31, 2005 as compared to 2004. The changes in income primarily related to the performance of the assets held in the deferred compensation plan for plan participants.

Other expenses

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2006	2005	$	%	2005	2004	$	%

Property management	$18,490	$16,145	$2,345	14.5%	$16,145	$11,924	$4,221	35.4%
Fee and asset management	9,382	6,897	2,485	36.0	6,897	3,856	3,041	78.9
General and administrative	37,584	24,845	12,739	51.3	24,845	18,536	6,309	34.0
Transaction compensation and merger expenses	—	14,085	(14,085)	(100.0)	14,085	—	14,085	100.0
Impairment provisions on technology investments	—	130	(130)	(100.0)	130	—	130	100.0
Interest	118,344	111,548	6,796	6.1	111,548	78,260	33,288	42.5
Depreciation and amortization	158,510	164,705	(6,195)	(3.8)	164,705	94,730	69,975	73.9
Amortization of deferred financing costs	3,813	3,739	74	2.0	3,739	2,697	1,042	38.6
Expense on deferred compensation plans	10,116	6,421	3,695	57.5	6,421	6,760	(339)	(5.0)

Total non-property income	$356,239	$348,515	$7,724	2.2%	$348,515	$216,763	$131,752	60.8%

     Property management expense, which represents regional supervision and accounting costs related to property operations, increased $2.3 million for the year ended December 31, 2006 as compared to 2005 and increased $4.2 million for 2005 as compared to 2004. The increases were primarily due to salary and benefit expenses, including long-term incentive compensation and amortization expense recorded for share awards. Additionally, increases in 2005 as compared to 2004 included the costs of additional regional supervision personnel and regional offices from the Summit merger. Property management expenses were 3.1% of total property revenues for the years ended December 31, 2006, 2005 and 2004.
     Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased $2.5 million for 2006 as compared to 2005 and increased $3.0 million for 2005 as compared to 2004. These increases were primarily due to increases in costs and cost over-runs on third-party construction projects which totaled $7.0 million, $5.4 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     General and administrative expenses increased $12.7 million during the year ended December 31, 2006 as compared to 2005 and increased $6.3 million during the year ended December 31, 2005 as compared to 2004, and were 5.8%, 4.1% and 4.1% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in general and administrative expenses for the year ended December 31, 2006 as compared to 2005 was primarily due to increases in salary and benefit expenses, including long-term incentive compensation and amortization expense recorded for share awards, acceleration of vesting of previously granted share awards and legal costs. During 2006, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. By accelerating the vesting of these share awards, we recognized a one-time expense of approximately $4.2 million. The increase in general and administrative expenses for the year ended December 31, 2005 as compared to 2004 was primarily due to costs associated with pursuing potential transactions not consummated, increases in salary and benefit expenses, including the addition of internal audit, information technology and personnel associated with the Summit merger, and professional fees associated with Sarbanes-Oxley Act of 2002 compliance requirements and information technology projects.
     During the year ended December 31, 2005, we incurred transaction compensation and merger expenses totaling $14.1 million related to the Summit merger. Merger expenses primarily related to training and transitional employee costs.
     Gross interest cost before interest capitalized to development properties increased $9.9 million for the year ended December 31, 2006 as compared to 2005 and increased $41.5 million for the year ended December 31, 2004 as compared to 2005. The overall increase in interest expense was due primarily to an increase in debt outstanding as a result of continued funding of the development pipeline, increases in the effective interest rate associated with variable rate debt and interest on notes acquired in the Summit merger. These increases were partially offset by the repayment of debt associated with our equity offering in 2006. Interest capitalized increased $3.1 million for 2006 as compared to 2005 and increased $8.2 million for 2005 as compared to 2004. The increase in interest capitalized was due to higher average balances in our development pipeline, including the increase in development assets acquired in the Summit merger in 2005.

     Depreciation and amortization and amortization of deferred financing costs decreased 3.6% during the year ended December 31, 2006 as compared to 2005 and increased 72.9% during the year ended December 31, 2005 as compared to 2004. These variances were due primarily to amortization of the value of in-place leases acquired in connection with the merger with Summit of $32.3 million during the year ended December 31, 2005, offset by additional depreciation on assets acquired, depreciation charges on assets reclassified from discontinued operations to continuing operations, and new development and capital improvements placed in service during the preceding year.
     Expense on deferred compensation plans increased $3.7 million during the year ended December 31, 2006 as compared to 2005 and decreased $0.3 million during the year ended December 31, 2005 as compared to 2004. The changes in expense primarily related to the performance of the assets held in the deferred compensation plan for plan participants.
Other

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2006	2005	$	%	2005	2004	$	%

Gain on sale of properties, including land	$97,452	$132,914	$(35,462)	(26.7)%	$132,914	$1,642	$131,272	*	%
Equity in income of joint ventures	5,156	10,049	(4,893)	(48.7)	10,049	356	9,693	*
Distributions on perpetual preferred units	(7,000)	(7,028)	(28)	(0.4)	(7,028)	(10,461)	3,433	32.8
Original issuance costs on redeemed perpetual preferred units	—	(365)	365	100.0	(365)	(745)	380	51.0
Income allocated to common units and other minority interests	(16,163)	(2,223)	(13,940)	(627.1)	(2,223)	(2,733)	510	18.7

*	Not a meaningful percentage.
     Gain on sale of properties for the year ended December 31, 2006 included gains of $91.5 million from the partial sale of nine operating properties to an affiliated joint venture and $5.2 million from the partial sales of land to affiliated joint ventures. Also included in gain on sale of properties for the year ended December 31, 2006 was $0.8 million from the sale of undeveloped land to an unaffiliated third party. Gain on sale of properties for the year ended December 31, 2005 included a gain of $132.1 million from the partial sale of 12 operating communities to affiliated joint ventures and $0.8 million from the sale of undeveloped land to an unaffiliated third party. Gain on sale of properties for the year ended December 31, 2004 included gains of $1.6 million from the sales of undeveloped land to unaffiliated third parties.
     Equity in income of joint ventures decreased $4.9 million for the year ended December 31, 2006 as compared to 2005, and increased $9.7 million for the year December 31, 2005 as compared to 2004. Changes from period to period are due to an increase in the number of properties and gains recognized on the sale of assets held through joint ventures. We recognized $2.8 million of gains on the sale of three properties held through a joint venture during the year ended December 31, 2006. During the year ended December 31, 2005, we recognized $11.2 million in gains on the sale of three properties held in joint ventures. The gains recognized during the year ended December 31, 2005 were partially offset by losses recognized in one joint venture due to debt retirement costs associated with the refinancing of debt totaling $2.0 million.
     Distributions on perpetual preferred units decreased $3.4 million for the year ended December 31, 2005 as compared to 2004 as a result of the redemption of $53 million Series C preferred units in September 2004 and January 2005. Original issuance costs of $0.4 million and $0.7 million were expensed in connection with these redemptions in 2005 and 2004, respectively.
     Income allocated to common units and other minority interests increased $13.9 million during the year ended December 31, 2006 as compared to 2005 and decreased $0.5 million during the year ended December 31, 2005 as compared to 2004. The increase in 2006 was due primarily to gains recognized on the partial sale of eight properties held in Camden Operating, L.P. to a joint venture during the year ended December 31, 2006. A portion of the gains recognized were allocated to minority interest holders in Camden Operating, L.P.

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
     We believe in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.
     Reconciliations of net income to diluted FFO for the years ended December 31, 2006, 2005 and 2004 are as follows:
(in thousands)

	2006	2005	2004
Funds from operations
Net income	$232,846	$199,086	$41,341
Real estate depreciation, including discontinued operations	157,233	168,777	104,339
Adjustments for unconsolidated joint ventures	478	(6,867)	2,097
Gain on sale of properties, including discontinued operations	(170,304)	(168,221)	(8,368)
Income allocated to common units, including discontinued operations	17,537	2,515	4,260

Funds from operations — diluted	$237,790	$195,290	$143,669

Weighted average shares — basic	56,660	52,000	41,430
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	725	483	434
Common units	3,868	3,830	2,438

Weighted average shares — diluted	61,253	56,313	44,302

     Adjustments for unconsolidated joint ventures included in FFO for the years ended December 31, 2006 and 2005 includes net gains totaling $2.8 million and $11.2 million, respectively, from the sale of properties held in joint ventures. Included in the net gains recognized during the years ended December 31, 2006 and 2005 are $0.5 million and $0.3 million, respectively, in prepayment penalties associated with the repayment of mortgages associated with the sold properties.
Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:
•	using what management believes to be a prudent combination of debt and common and preferred equity;

•	extending and sequencing the maturity dates of our debt where possible;

•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;

•	borrowing on an unsecured basis in order to maintain a substantial number of unencumbered assets; and

•	maintaining conservative coverage ratios.

     Our interest expense coverage ratio, net of capitalized interest, was 2.9, 2.8 and 3.0 times for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At December 31, 2006, 2005 and 2004, 80.5%, 78.8% and 88.6%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 4.7 years at December 31, 2006.
     As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2007 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
     One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. For unsecured notes, we anticipate that no significant portion of the principal of those notes will be repaid prior to maturity. Additionally, as of December 31, 2006, we had several development projects in various stages of construction, for which a total estimated cost of $208.6 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our automatic shelf registration statement, draws on our unsecured credit facility and property dispositions.
     In December 2006, we announced our Board of Trust Managers had declared a dividend distribution of $0.66 per share to holders of record as of December 22, 2006 of our common shares. The dividend was subsequently paid on January 17, 2007. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.64 per share or unit.
     Net cash provided by operating activities increased to $231.6 million during the year ended December 31, 2006 from $200.8 million for the same period in 2005. The increases were primarily due to additional property revenues from recently acquired properties and growth in property revenues from our stabilized communities. This increase was partially offset by the loss of property revenues due to sales of properties and other transactional expenses.
     Cash flows used in investing activities during the year ended December 31, 2006 totaled $52.1 million, as compared to $207.6 million during the year ended December 31, 2005. We incurred $463.1 million in property development, acquisition and capital improvement costs during 2006 as compared to $301.6 million during 2005. During the year ended December 31, 2006, we paid $8.2 million of severance benefits associated with the Summit merger. Notes receivable — affiliates increased $41.6 million as five mezzanine loans were provided to joint ventures formed during the year ended December 31, 2006. Proceeds received from sales of properties and technology investments, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $445.2 million for the year ended December 31, 2006. Investing activities for the year ended December 31, 2005 primarily consisted of transactions associated with the Summit merger and expenditures related to real estate assets as we paid $509.8 million in connection with the Summit merger, either as consideration paid at acquisition or for merger liabilities assumed. These payments were ultimately funded using a portion of the proceeds received from the sales of properties and technology investments and distributions from joint ventures representing returns of investments, which totaled an aggregate of $555.7 million.
     Net cash used in financing activities totaled $180.0 million for the year ended December 31, 2006, primarily as a result of the repayment of our line of credit of $45.0 million, payments of $227.3 million related to the payoff of senior unsecured notes and one mortgage note and distributions to shareholders and minority interest holders of $166.2 million. The cash used in financing activities was partially offset by $254.9 million of proceeds from the issuance of 3.6 million common shares. Net cash provided by financing activities for the year ended December 31, 2005 was $6.0 million, primarily due to a net increase in our unsecured line of credit of $195.0 million and proceeds from notes payable of $248.4 million, partially offset by the repayment of a secured credit facility assumed in our merger with Summit of $188.5 million, the repayment of $79.8 million in notes payable and distributions to shareholders and minority interest holders and redemption of preferred units of $165.8 million.
Financial Flexibility
     In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit was originally scheduled to mature in January 2008. In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2006.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2006, we had outstanding letters of credit totaling $31.1 million, and had $362.9 million available, under our unsecured line of credit.
     As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
     During 2006 and 2005, we repaid $200.0 million and $25.0 million, respectively, of maturing unsecured notes with an effective interest rate of 6.8% and 3.6%, respectively. We also repaid one conventional mortgage note during 2006 totaling $13.1 million, which had an interest rate of 7.6%. Additionally, we repaid six conventional mortgage notes during 2005 totaling $40.8 million which had a weighted average interest rate of 7.3%. We repaid all notes payable using proceeds available under our unsecured line of credit.
     In connection with our partial sale of nine apartment communities to a joint venture during 2006, as discussed in Note 8 to the consolidated financial statements, three variable rate tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
     At December 31, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.4% and 4.5%, respectively.
     In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit and for general corporate purposes.
     We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 that became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2006, we had 65,005,959 common shares outstanding under our declaration of trust.

Contractual Obligations
     The following table summarizes our known contractual obligations as of December 31, 2006:

(in millions)	Total	2007	2008	2009	2010	2011	Thereafter

Debt maturities	$2,331.0	$219.9	$200.7	$198.2	$658.8	$248.4	$805.0
Interest payments (1)	569.8	119.2	110.7	97.4	69.0	46.1	127.4
Non-cancelable operating lease payments	15.3	2.5	2.3	2.1	1.9	1.5	5.0
Postretirement benefit obligations	2.2	0.2	0.2	0.2	0.2	0.2	1.2
Construction contracts	156.5	127.4	29.1	—	—	—	—

	$3,074.8	$469.2	$343.0	$297.9	$729.9	$296.2	$938.6

(1)	Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes and secured notes. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of December 31, 2006.
     The joint ventures in which we have an interest have been funded with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures. We are committed to funding an additional $9.0 million under mezzanine loans provided to joint ventures. We have guaranteed our proportionate interest on construction loans in three of our development joint ventures. See further discussion of our investments in various joint ventures in Note 8 to our Consolidated Financial Statements.
Inflation
     Substantially all of our apartment leases are for a term generally ranging from 6 to 13 months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
Critical Accounting Policies
     Critical accounting policies are those most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies in accordance with generally accepted accounting principles in the United States of America.
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
     Capital expenditures. We capitalize renovation and improvement costs we believe extend the economic lives and enhance the earnings of the related assets. Capital expenditures, including carpet, appliances and HVAC unit replacements, subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.
     Accounting for Joint Ventures. We make co-investments with unrelated third parties and are required to determine whether to consolidate or use the equity method of accounting for these ventures. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are two of the primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment.
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
     Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed.
     Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocated costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in-place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
     Use of Estimates. The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying value of our real estate assets, estimates of the useful lives of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also, see Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies.
New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”)requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 12 “Share-based Compensation.”
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

It does not change the transition provisions of any existing accounting pronouncements, including those which are in a transition phase as of the effective date. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF acknowledged the consensus in EITF Issue No. 04-5 conflicted with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” The EITF agreed with the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have assessed the potential impact of FIN 48 and our adoption will not have a material impact on our financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. Our adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposure is interest rate risk. The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2006 and 2005.

	December 31, 2006				December 31, 2005
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Maturity	Average			Maturity	Average
	Amount	(in years)	Interest	% Of	Amount	(in years)	Interest	% Of
	(in millions)	(1)	Rate	Total	(in millions)	(1)	Rate	Total
Fixed rate debt	$2,059.6	4.3	5.4%	88.4%	$2,285.2	4.9	5.5%	86.8%
Variable rate debt	271.4	18.7	5.4	11.6	347.9	21.8	4.5	13.2

(1)	Excludes balances outstanding under our unsecured line of credit
     We use variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we incur additional variable rate indebtedness, our exposure to increases in interest rates in an inflationary period would increase. We believe such increases in interest expense as a result of inflation would not significantly impact our distributable cash flow.
Item 8. Financial Statements and Supplementary Data
     Our response to this item is included in a separate section at the end of this report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.
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
     A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records in reasonable detail that accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2006.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Deloitte & Touche LLP’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm
     To the Board of Trust Managers and the Shareholders of Camden Property Trust
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Camden Property Trust and subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Trust and our reports dated February 28, 2007 express unqualified opinions on those financial statements and financial statement schedules.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2007 in connection with the Annual Meeting of Shareholders to be held May 1, 2007.
Item 11. Executive Compensation
     Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2007 in connection with the Annual Meeting of Shareholders to be held May 1, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 28, 2007 in connection with the Annual Meeting of Shareholders to be held May 1, 2007.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,452,711	$38.25	3,218,685
Equity compensation plans not approved by security holders	—	—	—

Total	3,452,711	$38.25	3,218,685

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we intend to file on or before March 28, 2007 in connection with the Annual Meeting of Shareholders to be held May 1, 2007.
Item 14. Principal Accounting Fees and Services
     Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we intend to file on or before March 28, 2007 in connection with the Annual Meeting of Shareholders to be held May 1, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of this report:
(a)	(1) Financial Statements:
(2)	Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	S-1
Schedule IV — Mortgage Loans on Real Estate	S-2
     All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3)	Index to Exhibits:
     The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
2.1	Agreement and Plan of Merger, dated October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Current Report on Form 8-K filed on October 5, 2004

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on October 6, 2004

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on January 25, 2005

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Camden Property Trust 7% Notes due 2006	Exhibit 4.3 to Form 8-K filed on December 2, 1996

4.5	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.6	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.7	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.8	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.9	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.10	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.11	Form of Camden Property Trust 7% Note due 2006	Exhibit 4.3 to Form 8-K filed on February 20, 2001

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 6.75% Note due 2010	Exhibit 4.3 to Form 8-K filed on September 17, 2001

4.14	Form of Camden Property Trust 5.875% Note due 2007	Exhibit 4.3 to Form 8-K filed on June 4, 2002

4.15	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.16	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.17	Form of Camden Property Trust 4.70% Note due 2009	Exhibit 4.2 to Form 8-K filed on July 12, 2004

4.18	Form of Camden Property Trust 4.375% Note due 2010	Exhibit 4.2 to Form 8-K filed on December 20, 2004

4.19	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.20	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.21	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.22	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.23	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.24	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.25	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.26	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.59% Medium-Term Note due 2009	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411)

4.27	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.50% Medium-Term Note due 2010	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792)

4.28	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.037% Medium-Term Note due 2005	Exhibit 4.2.9 to Summit Property Inc.’s Form 10-K for the year ended December 31, 2000 (File No. 001-12792)

4.29	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.04% Medium-Term Note due 2006	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

4.30	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.5	Camden Property Trust Key Employee Share Option Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 1996

10.6	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes	Exhibit 1.1 to Form 8-K filed on March 21, 1997

10.7	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.8	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.10	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.11	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.12	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.13	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.14	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.15	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.16	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.17	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.18	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.19	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.20	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.22	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.25	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.26	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.27	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.28	Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders named therein	Exhibit 99.1 to Form 8-K filed on January 18, 2005

10.29	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders	Exhibit 99.1 to Form 8-K filed on January 20, 2006

10.30	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.31	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen	Exhibit 10.5 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.32	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr.	Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.33	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.34	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.35	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.36	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.37	Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company	Exhibit 10.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended June 30, 2003

10.38	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.39	First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein	Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001

12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Richard J. Campo, D. Keith Oden, Dennis M. Steen, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven A. Webster	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 28, 2007	CAMDEN PROPERTY TRUST
	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President & Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 28, 2007
/s/ D. Keith Oden D. Keith Oden	President, Chief Operating Officer and Trust Manager	February 28, 2007
/s/ Dennis M. Steen Dennis M. Steen	Chief Financial Officer, Senior Vice President-Finance and Secretary (Principal Financial Officer)	February 28, 2007
* William R. Cooper	Trust Manager	February 28, 2007
* George A. Hrdlicka	Trust Manager	February 28, 2007
* Scott S. Ingraham	Trust Manager	February 28, 2007
* Lewis A. Levey	Trust Manager	February 28, 2007
* William B. McGuire, Jr.	Trust Manager	February 28, 2007
* F. Gardner Parker	Trust Manager	February 28, 2007
* William F. Paulsen	Trust Manager	February 28, 2007
* Steven A. Webster	Trust Manager	February 28, 2007

* By:	/s/ Dennis M. Steen
Dennis M. Steen
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Trust Managers and the Shareholders of Camden Property Trust
     We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Trust”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 (presented herein) expresses an unqualified opinion on management’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Real estate assets, at cost
Land	$693,312	$646,854
Buildings and improvements	4,036,286	3,840,969

	4,729,598	4,487,823
Accumulated depreciation	(762,011)	(716,650)

Net operating real estate assets	3,967,587	3,771,173
Properties under development, including land	369,861	372,976
Investments in joint ventures	9,245	6,096
Properties held for sale, including land	32,763	172,112

Total real estate assets	4,379,456	4,322,357

Accounts receivable — affiliates	34,170	34,084
Notes receivable
Affiliates	41,478	11,916
Other	3,855	13,261
Other assets, net	121,336	99,516
Cash and cash equivalents	1,034	1,576
Restricted cash	4,721	5,089

Total assets	$4,586,050	$4,487,799

Liabilities and shareholders’ equity
Liabilities
Notes payable
Unsecured	$1,759,498	$2,007,164
Secured	571,478	625,927
Accounts payable and accrued expenses	124,834	108,979
Accrued real estate taxes	23,306	26,070
Distributions payable	43,068	38,922
Other liabilities	105,999	88,811

Total liabilities	2,628,183	2,895,873

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	115,280	112,637
Other minority interests	10,306	10,461

Total minority interests	223,511	221,023

Shareholders’ equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 67,451 and 63,111 issued; 65,006 and 60,763 outstanding at December 31, 2006 and 2005, respectively	650	608
Additional paid-in capital	2,183,622	1,902,595
Distributions in excess of net income	(213,665)	(295,074)
Employee notes receivable	(2,036)	(2,078)
Treasury shares, at cost	(234,215)	(235,148)

Total shareholders’ equity	1,734,356	1,370,903

Total liabilities and shareholders’ equity	$4,586,050	$4,487,799

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Property revenues
Rental revenues	$544,236	$479,221	$351,513
Other property revenues	55,194	42,860	31,503

Total property revenues	599,430	522,081	383,016

Property expenses
Property operating and maintenance	165,810	145,044	113,762
Real estate taxes	63,388	57,316	42,131

Total property expenses	229,198	202,360	155,893

Non-property income
Fee and asset management	14,041	12,912	9,187
Sale of technology investments	1,602	24,206	863
Interest and other income	9,771	7,373	11,074
Income on deferred compensation plans	10,116	6,421	6,760

Total non-property income	35,530	50,912	27,884

Other expenses
Property management	18,490	16,145	11,924
Fee and asset management	9,382	6,897	3,856
General and administrative	37,584	24,845	18,536
Transaction compensation and merger expenses	—	14,085	—
Impairment provisions on technology investments	—	130	—
Interest	118,344	111,548	78,260
Depreciation and amortization	158,510	164,705	94,730
Amortization of deferred financing costs	3,813	3,739	2,697
Expense on deferred compensation plans	10,116	6,421	6,760

Total other expenses	356,239	348,515	216,763

Income from continuing operations before gain on sale of properties, impairment loss on land held for sale, equity in income of joint ventures and minority interests	49,523	22,118	38,244
Gain on sale of properties, including land	97,452	132,914	1,642
Impairment loss on land held for sale	—	(339)	—
Equity in income of joint ventures	5,156	10,049	356
Income allocated to minority interests
Distributions on perpetual preferred units	(7,000)	(7,028)	(10,461)
Original issuance costs on redeemed perpetual preferred units	—	(365)	(745)
Income allocated to common units and other minority interests	(16,163)	(2,223)	(2,733)

Income from continuing operations	128,968	155,126	26,303
Income from discontinued operations	6,434	8,249	8,357
Gain on sale of discontinued operations	99,273	36,175	9,351
Impairment loss on land held for sale	—	—	(1,143)
Income from discontinued operations, allocated to common units	(1,829)	(464)	(1,527)

Net income	$232,846	$199,086	$41,341

Earnings per share — basic
Income from continuing operations	$2.28	$2.98	$0.64
Income from discontinued operations	1.83	0.85	0.36

Net income	$4.11	$3.83	$1.00

Earnings per share — diluted
Income from continuing operations	$2.21	$2.79	$0.62
Income from discontinued operations	1.75	0.79	0.36

Net income	$3.96	$3.58	$0.98

Distributions declared per common share	$2.64	$2.54	$2.54

Weighted average number of common shares outstanding	56,660	52,000	41,430

Weighted average number of common and common dilutive equivalent shares outstanding	59,524	56,313	42,426
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common
	shares of	Additional	Distributions	Employee	Treasury
	beneficial	paid-in	in excess of	notes	shares,
	interest	capital	net income	receivable	at cost
Shareholders’ equity, January 1, 2004	$483	$1,318,637	$(297,808)	$—	$(236,427)
Net income			41,341
Common shares issued under dividend reinvestment plan		40
Share awards issued under benefit plan (233 shares)	2	784
Share awards canceled under benefit plan (32 shares)		—
Amortization of previously granted share awards		4,615
Employee share purchase plan		299			604
Share awards placed into deferred plans (384 shares)	(4)	4
Common share options exercised (483 shares)	5	11,547
Redemption of operating partnership units		(101)
Cash distributions ($2.54 per share)			(105,506)

Shareholders’ equity, December 31, 2004	486	1,335,825	(361,973)	—	(235,823)

Net income			199,086
Common shares issued in Summit merger (11,802 shares)	118	543,881
Common shares issued under dividend reinvestment plan		34
Share awards issued under benefit plan (298 shares)	3	5
Share awards canceled under benefit plan (19 shares)		—
Amortization of previously granted share awards		11,325
Employee share purchase plan		523			675
Acquisition of employee notes receivable				(3,882)
Repayment of employee notes receivable, net				1,804
Share awards placed into deferred plans (202 shares)	(2)	2
Common share options exercised (264 shares)	3	10,461
Conversions and redemptions of operating partnership units		539
Cash distributions ($2.54 per share)			(132,187)

Shareholders’ equity, December 31, 2005	608	1,902,595	(295,074)	(2,078)	(235,148)

Net income			232,846
Common shares issued (3,600 shares)	36	254,895
Common shares issued under dividend reinvestment plan		30
Share awards issued under benefit plan (317 shares)	3	(1)			(2)
Share awards canceled under benefit plan (31 shares)		—
Amortization of previously granted share awards		12,964
Employee share purchase plan		1,359			935
Repayment of employee notes receivable, net				42
Share awards placed into deferred plans (97 shares)	(1)	1
Common share options exercised (119 shares)	1	5,293
Conversions and redemptions of operating partnership units	3	6,486
Cash distributions ($2.64 per share)			(151,437)

Shareholders’ equity, December 31, 2006	$650	$2,183,622	$(213,665)	$(2,036)	$(234,215)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$232,846	$199,086	$41,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	159,860	171,254	106,183
Amortization of deferred financing costs	3,813	3,739	2,697
Equity in income of joint ventures	(5,156)	(10,049)	(356)
Gain on sale of discontinued operations	(99,273)	(36,175)	(9,351)
Gain on sale of properties, including land	(97,452)	(132,914)	(1,642)
Gain on sale of technology investments	(1,602)	(24,206)	(863)
Impairment loss on land held for sale	—	339	1,143
Impairment provisions on technology investments	—	130	—
Original issuance costs on redeemed perpetual preferred units	—	365	745
Income allocated to common units and other minority interests, including discontinued operations	17,992	2,687	4,260
Accretion of discount on unsecured notes payable	694	687	609
Amortization of share-based compensation	11,619	9,549	3,381
Interest on employee notes receivable	(108)	(96)	—
Net change in operating accounts	8,336	16,449	8,850

Net cash provided by operating activities	231,569	200,845	156,997

Cash flows from investing activities
Increase in real estate assets	(444,300)	(297,790)	(107,640)
Proceeds from sale of properties, including land and discontinued operations	181,963	134,882	43,882
Proceeds from the sale of technology investments	1,602	24,651	863
Proceeds from partial sales of assets to joint ventures	213,720	316,746	—
Distributions from joint ventures	47,922	79,425	1,748
Investments in joint ventures	(3,147)	(878)	—
Payments received on notes receivable — other	9,406	31,383	9,320
Increase in notes receivable — other	—	(97)	(12,451)
Increase in notes receivable — affiliates	(41,615)	—	—
Cash of Summit at merger date	—	16,696	—
Cash consideration paid for Summit	—	(458,050)	—
Payment of merger related liabilities	(8,233)	(51,794)	—
Earnest money deposits on potential transactions	(4,803)	—	—
Change in restricted cash	368	362	2,746
Increase in non-real estate assets and other	(4,950)	(3,097)	(3,789)

Net cash used in investing activities	(52,067)	(207,561)	(65,321)

Cash flows from financing activities
Net increase (decrease) in unsecured line of credit and short-term borrowings	(45,000)	195,000	9,000
Proceeds from the issuance of notes payable	—	248,423	349,709
Repayment of Summit secured credit facility	—	(188,500)	—
Repayment of notes payable	(227,284)	(79,753)	(292,590)
Proceeds from issuance of common shares	254,931	—	—
Distributions to shareholders and minority interests	(166,234)	(148,318)	(123,841)
Redemption of perpetual preferred units	—	(17,500)	(35,500)
Repayment of employee notes receivable	150	1,900	—
Repurchase of common units	(170)	(5,688)	(181)
Net increase in accounts receivable — affiliates	382	(1,439)	(1,151)
Common share options exercised	4,155	9,238	8,025
Payment of deferred financing costs	(2,945)	(7,247)	(4,825)
Other	1,971	(77)	(1,426)

Net cash provided by (used in) financing activities	(180,044)	6,039	(92,780)

Net (decrease) increase in cash and cash equivalents	(542)	(677)	(1,104)
Cash and cash equivalents, beginning of year	1,576	2,253	3,357

Cash and cash equivalents, end of year	$1,034	$1,576	$2,253

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Supplemental information
Cash paid for interest, net of interest capitalized	$121,396	$106,020	$80,929
Interest capitalized	20,627	17,513	9,332

Supplemental schedule of non-cash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value
Assets acquired	$1,881	$1,591,899	$—
Liabilities assumed	1,881	982,966	—
Common shares issued	—	544,065	—
Common units issued	—	81,564	—
Value of shares issued under benefit plans, net	16,144	11,330	5,764
Cancellation of notes receivable — affiliate in connection with property acquisition	12,053	—	—
Distributions declared but not paid	43,068	38,922	30,412
Conversion of operating partnership units to common shares	6,569	424	—
Contribution of real estate assets to joint ventures	33,493	45,297	—
Decrease in liabilities in connection with property transactions, net	2,581	—	—
Assumption of debt by joint venture	30,525	—	—
Common units issued in connection with investment in joint venture	1,900	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
     Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2006, we owned interests in, operated or were developing 197 multifamily properties comprising 67,631 apartment homes located in 13 states. We had 3,788 apartment homes under development at 11 of our multifamily properties, including 1,069 apartment homes at three multifamily properties owned through joint ventures, 26 apartment homes at one operating property, and several sites we intend to develop into multifamily apartment communities. Additionally, three properties comprised of 930 apartment homes were designated as held for sale.
2. Summary of Significant Accounting Policies
     Principles of Consolidation. The consolidated financial statements include our assets, liabilities and operations and those of our wholly-owned subsidiaries and partnerships. We also assess the consolidation of any entity in which we have an equity interest. Any entities that do not meet the criteria for consolidation, but where we exercise significant influence are accounted for using the equity method. Any entities that do not meet the criteria for consolidation where we do not exercise significant influence are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Reportable Segments. Our multifamily communities are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment with activities related to the ownership, development, construction and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 95% of our total consolidated revenues, excluding non-recurring gains on technology investments, for the years ended December 31, 2006, 2005 and 2004.
     Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
     Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits and escrowed amounts related to our development activities. Substantially all restricted cash is invested in demand and short-term instruments.
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
     Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocated costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in-place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
     Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	6-13 months
     As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $20.6 million in 2006, $17.5 million in 2005 and $9.3 million in 2004. Capitalized real estate taxes were $2.6 million, $2.5 million and $2.2 million in 2006, 2005 and 2004, respectively. All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.
     We capitalize renovation and improvement costs which we believe extend the economic lives and enhance the earnings of our multifamily properties. Capital expenditures totaled $58.5 million and $41.0 million in 2006 and 2005, respectively. Included in the $58.5 million for 2006 is $13.7 million of non-recurring capital improvements on renovation and rehabilitation projects at certain of our multifamily properties.
     Costs recorded as repair and maintenance include all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings. Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $41.6 million in 2006, $36.5 million in 2005 and $30.9 million in 2004.
     Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and costs to sell, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Discontinued Operations. The results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of earnings that are classified as discontinued operations include net operating income, depreciation expense and interest expense. The gain or loss on the eventual disposal of the held for sale properties is also classified as discontinued operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
     During the year ended December 31, 2006, the operations of two properties previously included in discontinued operations were reclassified to continuing operations as management made the decision not to sell these assets. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications. Additionally, we recorded a depreciation charge of $2.6 million during the year ended December 31, 2006.
     Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with SFAS No. 66 “Accounting for Real Estate Sales,” provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.
     Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases and related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are held as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 12. Deferred financing costs are amortized over the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated on the straight-line method over the shorter of the expected useful lives or the lease terms which range from 3 to 10 years. Accumulated depreciation and amortization for such assets totaled $26.9 million in 2006 and $23.1 million in 2005.
     Insurance. Our primary lines of insurance coverage are property, general liability, health and workers’ compensation. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
     Income Recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 13 months, with monthly payments due in advance. Interest, fee and asset management and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
     Retail Lease Income. We have approximately 178,000 square feet of leaseable space for retail and commercial uses. Retail lease income is recorded on a straight-line basis over the lease term, including the construction period if we are determined not to be the owner of the tenant improvements. The difference between the cash received and income in any period is recorded as deferred retail lease receivable in other assets in the consolidated balance sheets. Any tenant incentives, also recorded in other assets in the consolidated balance sheets, are amortized over the related term of the lease, commencing the date we pay the incentive, as a reduction of retail lease income.
     Retail lease income for the year ended December 31, 2006 totaled $3.5 million which included a $0.3 million impact of recording the retail lease income on a straight-line basis. For retail leases outstanding as of

December 31, 2006, minimum expected annual retail lease income for the years ending December 31, 2007 through 2011 are $3.3 million, $2.8 million, $2.6 million, $2.4 million and $1.8 million, respectively, and $2.2 million in the aggregate thereafter.
     Third-Party Construction Services. Our construction division performs services for our internally developed communities, as well as provides construction management and general contracting services for third-party owners of multifamily, commercial and retail properties. Income from these third-party projects is recognized on a percentage-of-completion basis. For projects where our fee is based on a fixed price, any cost overruns, as compared to the original budget, incurred during construction will reduce the fee generated on those projects. For any project where cost overruns are expected to be in excess of the fee generated on the project, we will recognize the total projected loss in the period in which the loss is first estimated. See Note 9 for further discussion of our third-party construction services.
     Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requiring the compensation cost relating to share-based payments be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the SEC issued Staff Accounting Bulletin No. 107, “Shared-Based Payment” providing for a phased-in implementation process for SFAS No. 123(R). SFAS No. 123(R) is effective for all public entities in the first annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this pronouncement is discussed in Note 12, “Share-based Compensation.”
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires changes to the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those which are in a transition phase as of the effective date. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF acknowledged the consensus in EITF Issue No. 04-5 conflicted with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” The EITF agreed with the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not have a material impact on our financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have assessed the potential impact of FIN 48 and our adoption will not have a material impact on our financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. Our adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.
     Reclassifications. In our Consolidated Statements of Operations for the year ended December 31, 2006, we present separately income and expense on deferred compensation plans. In the accompanying Consolidated Statements of Operations, we reclassified the income and expense on deferred compensation plans to be consistent with our 2006 presentation which resulted in a $6.4 million and $6.8 million increase to non-property income and to other expenses for the years ended December 31, 2005 and 2004, respectively.
3. Merger with Summit Properties Inc.
     On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. Prior to February 28, 2005, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”). At the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P. As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.

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

     Under the terms of the Merger Agreement, Summit stockholders had the opportunity to elect to receive cash or Camden shares for their Summit stock. Each stockholder’s election was subject to proration, depending on the elections of all Summit stockholders, such that the aggregate amount of cash issued in the merger to Summit’s stockholders approximated $436.3 million. As a result of this proration, Summit stockholders electing Camden shares received approximately .6383 of a Camden common share and $1.4177 in cash for each of their shares of Summit common stock. The final conversion ratio of the common shares was determined based on the average market price of our common shares over a five day trading period preceding the effective time of the merger. Fractional shares were paid in cash. Summit stockholders electing cash or who made no effective election received $31.20 in cash for each of their Summit shares. We issued approximately 11.8 million common shares to Summit stockholders.
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
     Revisions to the purchase price allocations during 2005 included reductions of $3.4 million due to the write-down of a property classified as held for sale which was sold in July 2005 and adjustments to retail lease commission balances, offset by increases of $3.9 million in accounts payable, accrued expenses and other liabilities and $0.4 million to other minority interests. Revisions to the purchase price during 2006 included increases of $1.3 million to land and $0.7 million to properties under development, including land, as a result of purchase price adjustments primarily related to increases of $1.9 million in accounts payable, accrued expenses and other liabilities for litigation.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the time of merger, net of cash acquired:

(in thousands)
Land	$299,321
Buildings and improvements	1,528,124
Properties under development, including land	153,142
Investments in joint ventures	2,652
Properties held for sale	29,741
Other assets, including the value of in-place leases of $32.6 million	37,308
Cash and cash equivalents	16,696
Restricted cash	1,542

Total assets acquired	2,068,526

Notes payable	880,829
Accounts payable, accrued expenses and other liabilities	97,612
Employee notes receivable	(3,882)
Other minority interests	10,288

Fair value of liabilities assumed, including debt	984,847

Total consideration	$1,083,679

     In connection with the merger, we incurred $69.8 million of termination, severance and settlement of share-based compensation costs. Of this amount, Summit had paid $26.3 million prior to the effective time of the merger. As of December 31, 2006, substantially all costs were paid.
     The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma financial information for the year ended December 31, 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining ten months. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004

Total property revenues	$596,436	$569,583
Net income to common shareholders	184,318	165,898
Net income per common and common equivalent share — Basic	$2.89	$3.12
Net income per common and common equivalent share — Diluted	2.71	3.06
4. Operating Partnership and Minority Interests
     At December 31, 2006, approximately 14% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating”). Camden Operating has issued both common and preferred limited partnership units. In connection with our joint venture in Camden Main & Jamboree, LP, as discussed in Note 8, “Investments in Joint Ventures,” we issued 28,999 Series B common units during the year ended December 31, 2006. As of December 31, 2006, we held 85.3% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising 1,630,691 units, are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.

     Camden Operating had $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding as of December 31, 2006. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt. Distributions on the Series B preferred units totaled $7.0 million for the years ended December 31, 2006, 2005 and 2004.
     Additionally, Camden Operating had issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. During the third quarter of 2004, we redeemed 1.4 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $35.5 million, plus accrued and unpaid distributions at which time we expensed the issuance cost associated with these units. In January 2005, we redeemed the remaining 0.7 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $17.5 million, plus accrued and unpaid distributions, at which time we expensed the issuance cost associated with these units. Distributions on the Series C preferred units totaled $28,000 and $3.5 million for the years ended December 31, 2005 and 2004, respectively.
     In conjunction with our acquisition of Oasis Residential, Inc. in 1998, we acquired the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising 669,348 units, are exchangeable into 508,035 common shares.
     In 2002, Summit entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in the Washington, D.C. Metro area, in a manner to permit the use of federal rehabilitation income tax credits. The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. As a result of the merger, we have assumed these joint ventures and they are consolidated in our financial statements.
     At December 31, 2006, approximately 22% of our multifamily apartment homes were held in the Camden Summit Partnership, as discussed in Note 3, “Merger with Summit Properties Inc.” This operating partnership has issued common limited partnership units. As of December 31, 2006, we held 91.9% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising 1,621,891 million units, are primarily held by former officers, directors and investors of Summit. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
5. Income Taxes
     We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. For the years ended December 31, 2006 and 2005, we designated dividends from 2007 and 2006, respectively, to meet our dividend distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes.

     The following table reconciles net income to REIT taxable income for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Net income	$232,846	$199,086	$41,341
Net (income) loss of taxable REIT subsidiaries included above	(6,540)	6,871	2,504

Net income from REIT operations	226,306	205,957	43,845
Book depreciation and amortization, including discontinued operations	163,673	174,993	108,880
Tax depreciation and amortization	(177,153)	(142,303)	(100,803)
Book/tax difference on gains/losses from capital transactions	(90,694)	5,439	29,627
Book/tax difference on merger costs	(331)	(21,024)	—
Other book/tax differences, net	(767)	(17,867)	(3,697)

REIT taxable income	121,034	205,195	77,852
Dividends paid deduction	(121,034) (1)	(205,195)	(79,038)

Dividends paid in excess of taxable income	$—	$—	$(1,186)

(1)	The dividend deduction includes designated dividends from 2007 of $6.2 million.
     A schedule of per share distributions we paid and reported to our shareholders is set forth in the following tables:

	Year Ended December 31,
	2006	2005	2004 (2)
Common Share Distributions
Ordinary income	$0.26	$0.11	$0.97
Post May 5, 2004 long-term capital gain	1.85	2.28	0.72
25% Sec. 1250 capital gain	0.53	0.79	0.22

Total	$2.64	$3.18	$1.91

Percentage of distributions representing tax preference items	5.99%	3.91%	9.08%

(2)	The dividend declared for the fourth quarter of 2004, with a record date of January 3, 2005, was taxable in 2005.
     At December 31, 2006, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $19.8 million for income tax purposes that expire in years 2020 to 2026. Because NOL’s are subject to certain change of ownership and separate return limitations, and because it is unlikely the available NOL’s will be utilized, no benefits of these NOL’s have been recognized in these consolidated financial statements.
     SFAS No. 109, “Accounting for Income Taxes,” requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $1,165.9 million.
     Texas Margin Tax. On May 18, 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period including the enactment date. As a result, we calculated our deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial and the impact of the change in deferred tax liabilities did not have a material impact on tax expense. Beginning in 2007, we anticipate we will incur tax expense related to this margin tax.

6. Per Share Data
     Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the years ended December 31, 2006 and 2004, 1.7 million and 1.9 million units convertible into common shares, respectively, were excluded from the diluted earnings per share calculated as they were not dilutive.
     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004

Basic earnings per share calculation
Income from continuing operations	$128,968	$155,126	$26,303
Income from discontinued operations	103,878	43,960	15,038

Net income	$232,846	$199,086	$41,341

Income from continuing operations — per share	$2.28	$2.98	$0.64
Income from discontinued operations — per share	1.83	0.85	0.36

Net income — per share	$4.11	$3.83	$1.00

Weighted average number of common shares outstanding	56,660	52,000	41,430

Diluted earnings per share calculation
Income from continuing operations	$128,968	$155,126	$26,303
Income allocated to common units	2,432	2,053	41

Income from continuing operations, as adjusted	131,400	157,179	26,344
Income from discontinued operations	103,878	43,960	15,038
Income from discontinued operations allocated to common units	652	463	—

Net income, as adjusted	$235,930	$201,602	$41,382

Income from continuing operations, as adjusted — per share	$2.21	$2.79	$0.62
Income from discontinued operations — per share	1.75	0.79	0.36

Net income, as adjusted — per share	$3.96	$3.58	$0.98

Weighted average common shares outstanding	56,660	52,000	41,430
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	725	483	434
Common units	2,139	3,830	562

Weighted average common shares outstanding, as adjusted	59,524	56,313	42,426

7. Property Acquisitions, Dispositions and Assets Held for Sale
     Acquisitions. On January 31, 2006, we acquired the remaining 80% interest in Camden-Delta Westwind, LLC, a joint venture in which we had a 20% interest, in accordance with the Agreement and Assignment of Limited Liability Company Interest. The 80% interest was previously owned by Westwind Equity, LLC (“Westwind”), an unrelated third party. As a result of the acquisition, we paid Westwind $31.0 million, which included a $2.0 million non-refundable earnest money deposit paid in October 2005. Concurrent with this transaction, the mezzanine loan we had provided to the joint venture, which totaled $12.1 million, was canceled. Additionally, we repaid the outstanding balance of a third-party construction loan, totaling $46.8 million. We used proceeds from our unsecured line of credit facility to fund this purchase. The purchase price was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair value at the date of acquisition. The intangible assets acquired at acquisition include in-place leases of $0.5 million.

     In July 2006, we acquired Camden Stoneleigh, a 390-apartment home community located in Austin, Texas, for $35.3 million using proceeds from our unsecured line of credit. The purchase price of this property was allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. Tangible assets, which include land, buildings and improvements are being depreciated over their estimated useful lives, which range from 5 to 35 years. The intangible assets acquired at acquisition include in-place leases of $0.6 million and below market leases of $0.1 million. Intangible assets are being amortized over 10 months, which is the estimated average remaining life of in-place leases at time of acquisition.
     Discontinued Operations and Assets Held for Sale. For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations included the results of operations of three operating properties, containing 930 apartment homes, classified as held for sale at December 31, 2006 and the results of operations of eight operating properties sold in 2006 through their sale dates. For the years ended December 31, 2005 and 2004, income from discontinued operations also included the results of operations of three operating properties sold during 2005 and one operating property sold during 2004 through their sale dates. As of December 31, 2006, the three operating properties held for sale had a net book value of $17.9 million.
     The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Total property revenues	$17,832	$30,456	$39,018
Total property expenses	10,048	15,658	18,254

Net operating income	7,784	14,798	20,764
Interest	—	—	954
Depreciation	1,350	6,549	11,453

Income from discontinued operations	$6,434	$8,249	$8,357

     During the year ended December 31, 2006, we recognized gains of $78.8 million from the sale of eight operating properties to unaffiliated third parties. These sales generated net proceeds of approximately $137.3 million. During the year ended December 31, 2005, we recognized gains of $36.1 million from the sale of three operating properties, containing 1,317 apartment homes, to unaffiliated third parties. During the year ended December 31, 2004, we recognized a gain of $8.4 million on the sale of one operating property, containing 552 apartment homes to an unaffiliated third party.
     Upon our decision to abandon efforts to develop certain land parcels and to market these parcels as held for sale, we reclassified the operating expenses associated with these assets to discontinued operations. At December 31, 2006, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.3
Dallas	2.6	2.5

Total land held for sale		$14.8

     During the year ended December 31, 2006, we sold undeveloped land totaling an aggregate of 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of $41.0 million and recognized gains totaling $20.5 million. During the year ended December 31, 2004, we sold undeveloped land totaling 2.1 acres to an unrelated third party. In connection with this sale, we recognized a gain totaling $1.0 million.
     During 2004, in connection with our decision to dispose of a 2.4 acre parcel of undeveloped land located in Dallas, we incurred an impairment charge of $1.1 million to write-down the carrying value of the land to its fair value, less costs to sell.

     Asset Dispositions and Partial Sales to Joint Ventures. During the year ended December 31, 2006, we recognized gains of $91.5 million from the partial sale of nine properties to an affiliated unconsolidated joint venture. This partial sale generated net proceeds of approximately $170.9 million. During the year ended December 31, 2005, we recognized gains of $132.1 million from the partial sales of twelve properties to twelve affiliated unconsolidated joint ventures. These partial sales generated net proceeds of approximately $316.8 million. The gains recognized on the partial sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets.
     During the year ended December 31, 2006, we recognized gains of $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains recognized on the sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets.
     During the year ended December 31, 2006, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland. During the year ended December 31, 2005, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in Houston, Texas. Also during 2005, we sold undeveloped land located in Dallas, Texas to an unrelated third party. In connection with our decision to sell this undeveloped land, we recognized an impairment loss of $0.3 million. During the year ended December 31, 2004, we recognized gains totaling $1.6 million on the sales of land located adjacent to two of our pre-development assets in Houston, Texas. These gains were included in continuing operations as the cash flows from these land parcels were not separately identifiable from the cash flows generated by the adjacent pre-development assets.
8. Investments in Joint Ventures
     The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded with secured, third-party debt and we are not committed to any additional funding on third-party debt in relation to our joint ventures. We have guaranteed our proportionate interest on construction loans in three of our development joint ventures. Additionally, we eliminate fee income from property management services to the extent of our ownership
     Our contributions of real estate assets to joint ventures at formation where we receive cash are treated as partial sales and, as a result, the amounts recorded as gain on sale of assets to joint ventures represents the change in ownership of the underlying assets. Our initial investment is determined based on our ownership percentage in the net book value of the underlying assets on the date of the transaction.
     As of December 31, 2006, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•	A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, Sierra-Nevada had total assets of $135.0 million and third-party secured debt totaling $179.9 million.

•	A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320-apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $0.1 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, Denver West had total assets of $21.8 million and third-party secured debt totaling $17.0 million.

•	A 20% interest in 12 apartment communities containing 4,034 apartment homes (located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets), which we partially sold to 12 individual affiliated joint ventures in March 2005. We are providing property management services to the joint ventures and fees earned for these services totaled $1.1 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the joint ventures had total assets of $388.1 million and had third-party secured debt totaling $272.6 million.

•	A 30% interest in Camden Plaza, LP to which we partially sold undeveloped land located in Houston, Texas in January 2006. In connection with this partial sale, we received cash proceeds of $3.8 million. Of the total proceeds received, approximately $2.0 million was recognized as an immediate distribution and was applied against our initial investment balance. The remaining 70% interest is owned by an unaffiliated third party, who contributed cash of $3.2 million to the joint venture. The joint venture is developing a 271 apartment home community at a total estimated cost to complete of $42.9 million. We are providing construction and development services to this joint venture which totaled $1.1 million for 2006. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $7.3 million at December 31, 2006, and is reported as “Notes receivable — affiliates” as discussed in Note 10. At December 31, 2006, the joint venture had total assets of $29.4 million and had third-party secured debt totaling $17.6 million.

•	A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The remaining 70% interest is owned by an unaffiliated third party who contributed $7.7 million to the joint venture. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost to complete of $107.1 million as of December 31, 2006. We are providing construction management services to this joint venture which totaled $1.9 million for 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $17.7 million at December 31, 2006, and is reported as “Notes receivable — affiliates” as discussed in Note 10. At December 31, 2006, the joint venture had total assets of $95.1 million and had third-party secured debt totaling $66.1 million.

•	A 30% interest in Camden College Park, LP to which we partially sold undeveloped land located in College Park, Maryland in August 2006. In connection with this partial sale, we received cash proceeds of $45.0 million. Of the total proceeds received, approximately $9.1 million was recognized as an immediate distribution and was applied against our initial investment balance. The remaining 70% interest is owned by an unaffiliated third party who contributed cash of $10.1 million to the joint venture. The joint venture is developing a 508-apartment home community and has a total estimated cost to complete of $139.9 million as of December 31, 2006. We are providing construction and development services to this joint venture which totaled $1.9 million for 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $7.1 million at December 31, 2006, and is reported as “Notes receivable - affiliates” as discussed in Note 10. At December 31, 2006, the joint venture had total assets of $70.7 million and had third-party secured debt totaling $49.4 million.

•	A 15% interest in G&I V Midwest Residential LLC to which we partially sold nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri in September 2006. The remaining 85% of the joint venture is owned by an unaffiliated third party who contributed cash of $64.0 million to the joint venture. In connection with this partial sale, we received cash proceeds of approximately $194.9 million. Of the proceeds received, approximately $23.9 million was recognized as an immediate distribution and was applied against our initial investment balance. We are providing property management services to the joint venture, and fees earned for these services totaled $0.2 million for 2006. At December 31, 2006, the joint venture had total assets of $245.0 million and had third-party secured debt totaling $169.0 million.

•	A 30% interest in two development joint ventures to which we contributed an aggregate of $2.3 million in cash. The remaining 70% interest in each joint venture is owned by an unaffiliated third party who contributed an aggregate of $5.4 million. Each joint venture has purchased certain parcels of real estate in Houston, Texas which it intends to develop into multifamily communities.

Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures and is reported as “Notes receivable — affiliates” as discussed in Note 10. We are committed to funding an additional $9.0 million under the mezzanine loan. At December 31, 2006, the joint ventures had total assets of $17.3 million.

•	A 25% interest in the Station Hill, LLC (“Station Hill”) joint venture, which we acquired in connection with the Summit merger. The remaining 75% of the joint venture is owned by an unaffiliated third party who commenced termination of the joint venture’s operations as all properties in the joint venture were sold as of December 31, 2006. In 2006, Station Hill sold three properties, Summit Creek, a 260-apartment home community located in Charlotte, North Carolina, Summit Hill, a 411-apartment home community located in Raleigh, North Carolina and Summit Hollow, a 232-apartment home community located in Charlotte, North Carolina for $63.0 million. Our share of these dispositions totaled $15.8 million and we recognized net gains on sale totaling $2.8 million during 2006. We provided property management services to the joint venture, and fees earned for these services totaled $33,000 and $0.2 million for the years ended December 31, 2006 and 2005, respectively.
9. Third-Party Construction Services
     At December 31, 2006, we were under contract on third-party construction projects ranging from $2.4 million to $35.0 million. We earn fees on these projects ranging from 3.5% to 6.4% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $3.3 million, $2.4 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in “Fee and asset management income” in our consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $5.3 million, $3.4 million and $1.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our consolidated statements of operations.
10. Notes Receivable
     We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of December 31, 2006, we had a $3.9 million secured note receivable due from an unrelated third party. This note, which matures in 2008, accrues interest at 9.25% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding note receivable and believe this note is collectable, and no impairment existed at December 31, 2006.
     The following is a summary of our notes receivable under the mezzanine financing program during the periods presented, excluding notes receivable from affiliates:

($ in millions)			December 31,
Location	Property Type	Status	2006	2005
Dallas/Fort Worth, Texas	Multifamily	Stabilized	$—	$6.9
Houston, Texas	Multifamily	Predevelopment	3.9	3.9
Austin, Texas	Multifamily	Stabilized	—	2.5

	Total		$3.9	$13.3

     During the years ended December 31, 2006 and 2005, three loans totaling $9.4 million and eight loans totaling $31.4 million were repaid, respectively. These loans had rates ranging from 11.0% to 18.0%. Included in these repayments were approximately $0.1 million and $0.8 million of prepayment penalties, which are included in “Fee and asset management income” in our consolidated statements of operations during the years ended December 31, 2006 and 2005, respectively.
     We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 8. As of December 31, 2006 and 2005, the balance of “Notes receivable — affiliates” totaled

$41.4 million and $11.9 million, respectively. The note outstanding at December 31, 2005 was cancelled on January 31, 2006 in connection with our acquisition of the remaining 80% interest in the joint venture. At the time the mezzanine loan was cancelled, the balance of the note was $12.1 million. The notes outstanding as of December 31, 2006 accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) + 3% to 14% per year and mature through 2010.
11. Notes Payable
     The following is a summary of our indebtedness:

	December 31,
(in millions)	2006	2005

Unsecured line of credit and short-term borrowings	$206.0	$251.0

Senior unsecured notes
$50.0 million 7.11% Notes, due 2006	—	50.0
$75.0 million 7.16% Notes, due 2006	—	74.9
$50.0 million 7.28% Notes, due 2006	—	50.0
$50.0 million 4.30% Notes, due 2007	51.0	52.3
$150.0 million 5.98% Notes, due 2007	149.9	149.8
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.7	149.6
$200.0 million 5.93% Notes, due 2012	199.4	199.4
$200.0 million 5.45% Notes, due 2013	199.1	199.0
$250.0 million 5.08% Notes, due 2015	248.6	248.5

	1,447.4	1,623.2

Medium-term notes
$25.0 million 3.91% Notes, due 2006	—	25.3
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.6	27.2
$10.0 million 4.90% Notes, due 2010	11.2	11.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	38.8	39.5

	106.1	133.0

Total unsecured notes	1,759.5	2,007.2

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 - 2013	506.4	529.2
4.20% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2028	65.1	96.7

	571.5	625.9

Total notes payable	$2,331.0	$2,633.1

Floating rate debt included in unsecured line of credit (5.56% - 5.79%)	$206.0	$251.0
Floating rate tax-exempt debt included in secured notes (4.20% - 4.53%)	58.6	90.0
Net book value of real estate assets subject to secured notes	914.1	985.2
     As a result of the Summit merger, we assumed $488.4 million in conventional mortgage loans with effective interest rates ranging from 3.61% to 5.07% per year. We also assumed $50 million in senior unsecured notes payable issued by Summit in 1997, which are due in August 2007, with an effective interest rate of 4.30%, payable quarterly, and $120 million in medium-term notes, with effective interest rates ranging from 3.59% to 4.99%.
     In connection with the merger, we recorded a $33.9 million fair value adjustment to account for the difference between the fixed rates and market rates for the mortgage loans, notes payable, and medium-term notes. The fixed interest rates on the various borrowings we assumed upon completion of the merger with Summit were primarily above prevailing market rates.

     The following is a summary of the debt assumed at the time of merger:

	Book	Fair Value	Fair
(in millions)	Value	Adjustment	Value

Unsecured notes
3.59% - 4.99% Notes, due 2005 - 2011	$170.0	$14.8	$184.8

Secured notes
Secured Credit Facility (1)	188.5	—	188.5
3.61% - 5.07% Mortgage Notes, due 2005 - 2013	488.4	19.1	507.5

	676.9	19.1	696.0

Total notes payable	$846.9	$33.9	$880.8

(1)	In connection with the merger, on February 28, 2005, we repaid amounts outstanding under the Summit secured credit facility using our $600 million credit facility.
     In January 2005, we entered into a credit agreement which increased our unsecured credit facility to $600 million, with the ability to further increase it up to $750 million. This $600 million unsecured line of credit was originally scheduled to mature in January 2008. In January 2006, we entered into an amendment to our credit agreement to extend the maturity by two years to January 2010 and to amend certain covenants. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2006.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2006, we had outstanding letters of credit totaling $31.1 million, and had $362.9 million available under our unsecured line of credit.
     During the first quarter of 2005, we funded the cash portion of the merger consideration and payment of estimated fees and other expenses related to the merger using borrowings primarily from our $500 million senior unsecured bridge facility. The bridge facility had a term of 364 days from funding and an interest rate of LIBOR plus 80 basis points, which was subject to certain conditions. Certain of our subsidiaries had guaranteed any outstanding obligation under the bridge facility. We repaid all outstanding borrowings on the $500 million senior unsecured bridge facility and terminated the facility during the first quarter of 2005.
     In connection with the merger, we assumed Summit’s interest rate swap agreement with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) Summit agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty had agreed to pay Summit the interest on the same notional amount at the fixed rate of the underlying debt obligation. The swap was designated as a fair value hedge of the underlying fixed rate debt obligation and was recorded in “Other assets, net” in the allocation of the purchase price discussed in Note 3.
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
     In June 2005, we issued from our $1.1 billion shelf registration an aggregate principal amount of $250 million 5.0% ten-year senior unsecured notes maturing on June 15, 2015. Interest on the notes is payable on June 15 and December 15 commencing December 15, 2005. We may redeem these notes at any time at a redemption price equal to the principal amount and accrued interest, plus a make-whole provision. The notes are a direct, senior unsecured obligation and rank equally with all other unsecured and unsubordinated indebtedness. The proceeds received from the sale of the notes were $246.8 million, net of issuance costs, and were used to reduce amounts outstanding under our unsecured line of credit.
     During 2006 and 2005, we repaid $200.0 million and $25.0 million, respectively, of maturing unsecured notes with an effective interest rate of 6.8% and 3.6%, respectively. We also repaid one conventional mortgage note during 2006 totaling $13.1 million, which had an interest rate of 7.6%. Additionally, we repaid six conventional mortgage notes during 2005 totaling $40.8 million which had a weighted average interest rate of 7.3%. We repaid all notes payable using proceeds available under our unsecured line of credit to take advantage of lower borrowing rates.
     In connection with our partial sale of nine apartment communities to a joint venture during the year ended December 31, 2006, as discussed in Note 8, three tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
     At December 31, 2006 and 2005, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.4% and 4.5%, respectively.
     Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 4.7 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at December 31, 2006 are as follows:
(in millions)

		Weighted Average
Year	Amount	Interest Rate
2007	$219.9	5.6%
2008	200.7	4.8
2009	198.2	5.0
2010	658.8	5.4
2011	248.4	6.5
2012 and thereafter	805.0	5.3

Total	$2,331.0	5.4%

12. Share Based Compensation and Benefit Plans
     Adoption of SFAS 123(R). Under SFAS No. 123(R), we account for share-based awards on a prospective basis, with compensation expense, net of estimated forfeitures, being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values.
     Compensation cost for all share-based awards requires measurement at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with our prior valuation techniques utilized for options granted after January 1, 2003, as previously reported in disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Employee awards granted prior to January 1, 2003 were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.
     The adoption of SFAS No. 123(R) changes the accounting for our stock options and share awards (“SA’s”) under our 2002 Share Incentive Plan and our 1993 Share Incentive Plan as discussed below.
     Share Awards. SA’s have a vesting period of up to ten years. The compensation cost for SA’s is based on the market value of the shares on the date of grant. The fair value method under SFAS No. 123(R) is similar to the fair value method under SFAS No. 123, as amended by SFAS No. 148, with respect to measurement and recognition of share-based compensation. However, SFAS No. 123 permitted us to recognize forfeitures as they occurred, while SFAS No. 123(R) requires us to estimate future forfeitures. To determine our estimated future forfeitures, we used actual forfeiture history.
     Incentive Plan. During 2002, our Board of Trust Managers adopted, and our shareholders approved, the 2002 Share Incentive Plan of Camden Property Trust (the “2002 Share Plan”). Under the 2002 Share Plan, we may issue up to 10% of the total of (i) the number of our common shares outstanding as of the plan date, February 5, 2002, plus (ii) the number of our common shares reserved for issuance upon conversion of securities convertible into or exchangeable for our common shares, plus (iii) the number of our common shares held as treasury shares. Compensation awards that can be granted under the 2002 Share Plan include various forms of incentive awards, including incentive share options, non-qualified share options and share awards. The class of eligible persons that can receive grants of incentive awards under the 2002 Share Plan consists of key employees, consultants and non-employee trust managers as determined by the Compensation Committee of our Board of Trust Managers. The 2002 Share Plan does not have a termination date; however, no incentive share options will be granted under this plan after February 5, 2012.
     We also have a non-compensatory option plan (the “1993 Share Plan”) that was amended in 2000 by our shareholders and Board of Trust Managers. The terms and conditions of the 1993 Share Plan are similar to the 2002 Share Plan, except no incentive awards were able to be granted under the 1993 Share Plan after May 27, 2004. As the terms and conditions of the 1993 Share Plan and the 2002 Share Plan are similar, when the term “plan” is used in the following discussion, we are referring to the plan from which the incentive award was granted.

     Valuation Assumptions. The weighted average fair value of options granted was $7.88 and $4.47 in 2006 and 2005, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Year Ended
	December 31,
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
     Options. Options are exercisable, subject to the terms and conditions of the plan, in increments of 33.33% per year on each of the first three anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2006 were exercised at prices ranging from $24.88 to $42.90 per share. At December 31, 2006, options outstanding were exercisable at prices ranging from $24.88 to $62.32 per share and had a weighted average remaining contractual life of 6.2 years.
     The following table summarizes share options outstanding and exercisable at December 31, 2006:

	Outstanding Options		Exercisable Options
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$24.88-$40.40	386,321	$34.36	386,321	$34.36	5.0 years
$41.90-$43.90	451,538	42.91	318,538	42.91	6.7 years
$44.00-$62.32	445,838	48.39	312,506	49.62	6.9 years

Total options	1,283,697	$42.24	1,017,365	$41.73	6.2 years

     In 1998, in connection with the merger with Oasis Residential, Inc., we assumed the Oasis stock incentive plans. We converted all unexercised Oasis stock options issued under the former Oasis stock incentive plans into options to purchase Camden common shares. All of the Oasis options became fully vested upon conversion and have a weighted average remaining contractual life of 0.6 years. As of December 31, 2006, there were 1,140 Oasis options outstanding, which are exercisable at $30.63 per share.

     The following are summaries of the activity of the 1993 Share Plan and the 2002 Share Plan for the three years ended December 31, 2006:

1993 Share Plan	Options and Share awards
		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	2006 Price	2005	2005 Price	2004	2004 Price
Balance at January 1	2,045,730	$32.12	2,201,915	$31.57	3,055,467	$30.46

Options
Granted	—	—	—	—	—	—
Exercised	(89,879)	32.24	(154,165)	32.17	(776,032)	34.75
Forfeited	(1,086)	29.44	—	—	(63,981)	30.32

Net options	(90,965)		(154,165)		(840,013)

Share awards
Granted	—	—	—	—	—	—
Forfeited	(965)	34.71	(2,020)	34.22	(13,539)	32.54

Net share awards	(965)		(2,020)		(13,539)

Balance at December 31	1,953,800	$31.99	2,045,730	$32.12	2,201,915	$31.57

Exercisable options at December 31	262,779	$32.78	245,454	$33.61	182,690	$32.78
Vested share awards at December 31	1,317,733	$28.85	1,283,225	$28.71	1,121,611	$28.01

	Shares
	Available
	for
2002 Share Plan	Issuance	Options and Share awards
			Weighted		Weighted		Weighted
			Average		Average		Average
	2006	2006	2006 Price	2005	2005 Price	2004	2004 Price
Balance at January 1	3,458,630	1,334,332	$42.72	1,042,623	$40.33	616,800	$35.96

Options
Granted	—	—	—	200,000	45.53	412,500	42.88
Exercised	—	(75,366)	35.50	(144,783)	37.20	(129,904)	36.87
Forfeited	1,534	(1,534)	36.87	(5,320)	36.87	(77,987)	37.68

Net options	1,534	(76,900)		49,897		204,609

Share awards
Granted	(270,658)	270,658	65.24	258,322	46.99	238,395	44.24
Forfeited	29,179	(29,179)	52.63	(16,510)	44.74	(17,181)	37.30

Net share awards	(241,479)	241,479		241,812		221,214

Balance at December 31	3,218,685	1,498,911	$46.40	1,334,332	$42.72	1,042,623	$40.33

Exercisable options at December 31		754,586	$44.84	586,103	$42.38	403,362	$40.77
Vested share awards at December 31		354,850	$46.44	168,691	$40.03	41,702	$33.95
     Employee Share Purchase Plan. We have established an ESPP for all active employees and officers, who have completed one year of continuous service. Participants may elect to purchase Camden common shares through payroll deductions and/or through semi-annual contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. The adoption of SFAS No. 123(R) had no effect on the accounting surrounding our ESPP as the plan was previously deemed compensatory under the provisions of SFAS No. 123. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. We expensed $0.5 million, $0.2 million, and $0.2 million related to ESPP purchases during 2006, 2005 and 2004, respectively. There were 30,352, 25,840 and 20,126 shares purchased under the ESPP during 2006, 2005 and 2004, respectively. The weighted average fair value of ESPP shares purchased in 2006, 2005 and 2004 was $73.61, $53.51 and $47.88 per share, respectively. In January 2007, 6,211 shares were purchased under the ESPP related to the 2006 plan year.
     Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R). The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested option grants and Employee Share Purchase Plan (“ESPP”) awards for the years ended December 31, 2005 and 2004, prior to the adoption of SFAS No. 123(R):
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004
Net income, as reported	$199,086	$41,341
Add: stock-based employee compensation expense included in reported net income	9,558	3,842
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(9,764)	(4,536)

Pro forma net income	$198,880	$40,647

Net income per share:
Basic — as reported	$3.83	$1.00
Basic — pro forma	3.82	0.98

Diluted — as reported	$3.58	$0.98
Diluted — pro forma	3.58	0.96
     Impact of SFAS No. 123(R). Share-based compensation expense recognized during the year ended December 31, 2006 decreased income from continuing operations and net income by $0.6 million, and increased capitalized compensation cost by $0.2 million. The $0.6 million decrease to income from continuing operations and net income for the year ended December 31, 2006 was primarily related to expense associated with the accelerated vesting of certain share awards granted to individuals who met retirement conditions as defined in the 2002 Share Incentive Plan. As a result of SFAS 123(R), there was a $0.01 impact to basic and diluted earnings per share for the year ended December 31, 2006.
     In our Consolidated Balance Sheets as of December 31, 2006, we presented unvested share awards as a component of “Additional paid-in capital.” We previously presented unvested share awards as a separate component of shareholders’ equity. In the accompanying Consolidated Balance Sheets, we reclassified the unvested share awards outstanding as of December 31, 2005 totaling $13.0 million to additional paid-in capital. These amounts represent the unvested portions of the estimated fair value of obligations under our share awards. There was no impact to the Consolidated Statements of Cash Flows as a result of our adoption of SFAS 123(R).
     Accelerated Vesting. On October 30, 2006, the Compensation Committee of the Board of Trust Managers of Camden Property Trust authorized the acceleration of vesting of all unvested share awards held by two members of senior management issued under the 2002 share incentive plan. As a result of vesting acceleration, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. All other terms and conditions applicable to such share awards remain in effect. By accelerating the vesting of these share awards, we recognized a one-time expense in 2006 of approximately $4.2 million. This action will reduce compensation expense by an equivalent amount over the five-year period these share awards would have originally vested.

Rabbi Trust. We have established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency. As of December 31, 2006, the rabbi trust is in use only for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005.
     We follow the provisions of EITF 97-14 “Accounting for Deferred Compensation Arrangements Where the Amounts Are Held in a Rabbi Trust and Invested” regarding the accounting for the rabbi trust. As a result, the assets of the rabbi trust are consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2006 and 2005, approximately 2.2 million and 2.3 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2006 and 2005, the rabbi trust was holding trading securities totaling $65.8 million and $53.8 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the fair value of the liability due to participants is adjusted accordingly.
     At December 31, 2006 and 2005, $33.7 million and $33.6 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
     Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. Participants in the Plan may elect to defer no less than 5% of total compensation, including option awards and restricted share awards. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election. Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2006 and 2005, approximately 0.4 million and 0.2 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2006 and 2005, the Plan was holding trading securities totaling $15.6 million and $8.9 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115 and the fair value of the liability due to participants is adjusted accordingly.
     401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate beginning on the earlier of January 1, April 1, July 1 or October 1 following the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% nor more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals that may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contributions made for the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $1.2 million and $0.8 million, respectively. A participant’s salary deferral contribution will always be 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33.33% after one year of service, 66.67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not material.
13. Securities Repurchase Program
     In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers. To date, the Board has authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. As such, we had repurchased approximately 8.8 million common shares and redeemed approximately 106,000 common units for a total cost of $243.6 million. At

December 31, 2006 and 2005, 8.6 million shares were held in treasury. No shares or units were repurchased under this program during 2006 and 2005.
14. Common Shares
     In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit and for general corporate purposes.
     We filed an automatic shelf registration statement with the Securities and Exchange Commission in June 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2006, we had 65,005,959 common shares outstanding under our declaration of trust.
15. Related Party Transactions
     We perform property management services for properties owned by joint ventures in which we own an interest. Management fees earned on these properties amounted to $2.4 million, $2.2 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. See further discussion of our investments in joint ventures in Note 8.
     In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. Subsequent to the merger, five employees repaid their loans totaling $1.8 million. At December 31, 2006, the notes receivable had an outstanding balance of $2.0 million. As of December 31, 2006, the employee notes receivable were 100% secured by Camden common shares.
16. Fair Value of Financial Instruments
     Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     As of December 31, 2006 and 2005, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investments and liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value.
     Estimates of fair value of our notes payable are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2006, the outstanding balance of fixed rate notes payable of $2,059.6 million had a fair value of $2,050.2 million. As of December 31, 2005, the outstanding balance of fixed rate notes payable of $2,285.2 million had a fair value of $2,287.8 million. The floating rate notes payable balance at December 31, 2006 and 2005 approximated fair value.

17. Net Change in Operating Accounts
     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Decrease (increase) in assets:
Other assets, net	$(2,667)	$(9,493)	$(8,147)

Increase (decrease) in liabilities:
Accrued real estate taxes	(110)	(3,928)	130
Accounts payable and accrued expenses	25,179	27,300	(6,172)
Other liabilities	(14,066)	2,570	23,039

Change in operating accounts	$8,336	$16,449	$8,850

18. Commitments and Contingencies
     Construction Contracts. As of December 31, 2006, we were obligated for approximately $156.5 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
     Fair Housing Amendments Act Contingency. Prior to our merger with Oasis Residential, Inc. (“Oasis”) in April 1998, Oasis had been contacted by certain regulatory agencies with regard to alleged failures to comply with the Fair Housing Amendments Act (the “Fair Housing Act”) as it pertained to nine properties (seven of which we currently own) constructed for first occupancy after March 31, 1991. On February 1, 1999, the Justice Department filed a lawsuit against us and several other defendants in the United States District Court for the District of Nevada alleging (1) the design and construction of these properties violated the Fair Housing Act and (2) we, through the merger with Oasis, had discriminated in the rental of dwellings to persons because of handicap. The complaint requested an order that (i) declares the defendants’ policies and practices violate the Fair Housing Act; (ii) enjoins us from (a) failing or refusing, to the extent possible, to bring the dwelling units and public use and common use areas at these properties and other covered units Oasis has designed and/or constructed into compliance with the Fair Housing Act, (b) failing or refusing to take such affirmative steps as may be necessary to restore, as nearly as possible, the alleged victims of the defendants’ alleged unlawful practices to positions they would have been in but for the discriminatory conduct, and (c) designing or constructing any covered multifamily dwellings in the future that do not contain the accessibility and adaptability features set forth in the Fair Housing Act; and requires us to pay damages, including punitive damages, and a civil penalty.
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
     Summit Merger Contingencies. On May 25, 2001, through a joint venture of the Camden Summit Partnership and SZF, LLC, a Delaware limited liability company in which the Camden Summit Partnership owned 29.78% until July 3, 2003, on which date the Camden Summit Partnership purchased its joint venture partner’s 70.22% interest, the Camden Summit Partnership entered into an agreement with Brickell View, L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development. On August 12, 2003, the Camden Summit Partnership received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with the Camden Summit Partnership. The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida. One of the suits was remanded to the Miami-Dade Circuit Court, while the other was dismissed on October 12, 2005, after the execution of a tolling agreement to allow the pending Miami-Dade Circuit Court matter to proceed. Both suits related to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates alleged, among other things, breach of an oral joint venture agreement, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and Camden Summit Partnership and its affiliates, and sought both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. On October 31, 2006, both matters were resolved by the parties entering into a settlement and the claims of Brickell View and its affiliates were dismissed.
     On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. (“Bermello”) against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello alleged they were entitled to an increased architectural fee as a result of an increase in the cost of the project. Camden Summit Partnership asserted a counter-claim against Bermello for damages related to the cost to correct certain structural and other design defects, and delay damages. On October 31, 2006, the parties entered into a settlement of Bermello’s claims for unpaid architectural fees and its claims were dismissed. Camden Summit Partnership’s claims remain pending.
     On May 6, 2003, the Camden Summit Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by the Camden Summit Partnership to Bovis. Settlement documents in this matter were executed and on December 22, 2005, we paid Bovis an additional $2.7 million to resolve this matter. This case was dismissed on February 22, 2006. Executory terms of the settlement on the part of Bovis and Camden Summit Partnership were completed by December 27, 2006.
     In January 2005, Brickell Grand filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract, fraud in the inducement, and rescission alleging Summit has an obligation to indemnify Brickell Grand in the Bovis lawsuit and Summit had failed to properly market the Summit Brickell apartments, increasing Brickell Grand’s cost overrun obligations. Brickell Grand claimed Summit misappropriated its identity by filing eviction actions in its name. Brickell Grand sought rescission of the sale of Summit Brickell or, alternatively, unspecified damages. On October 31, 2006, the matter was resolved by the parties entering into a settlement and Brickell Grand claims were dismissed.
     On December 30, 2005, the Camden Summit Partnership, L.P. filed suit against Willy A. Bermello, Luis Ajamil, and Henry Pino to enforce the terms of a promissory note executed by them in conjunction with the Camden Summit Partnership’s purchase of Brickell Grand. Bermello, Ajamil, and Pino were entitled to certain credits against the promissory note based on a formula agreed upon between the parties. Bermello, Ajamil, and Pino filed a Second Amended Counter-Claim on July 10, 2006, alleging the Camden Summit Partnership fraudulently induced them to execute the promissory note and seek to void the promissory note. On October 31, 2006, the matter was resolved by the parties entering into a settlement and Bermello, Ajamil, and Pino’s claims were dismissed.
     All costs and expenses expected to be incurred associated with the defense and settlement of the above matters were accrued for at the time of merger.
     Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding, and neither party is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the purchase and sale of real property and resulting contracts generally contemplate such contracts will provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.
     We are currently in the due diligence period for certain acquisitions and dispositions and other various transactions. No assurance can be made we will be able to complete the negotiations or become satisfied with the outcome of the due diligence or otherwise complete the proposed transactions.
     We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.
     Lease Commitments. At December 31, 2006, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $2.9 million, $2.7 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum annual rental commitments for the years ending December 31, 2007 through 2011 are $2.5 million, $2.3 million, $2.1 million, $1.9 million and $1.5 million, respectively, and $5.0 million in the aggregate thereafter.
     Employment Agreements. At December 31, 2006, we had employment agreements with six of our senior officers, the terms of which expire at various times through August 20, 2007. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of four of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
19. Postretirement Benefits
     At the effective date of the Summit merger, we entered into a separation agreement with two former Summit employees. Pursuant to the respective separation agreements, each of these individuals resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each executive was terminated. Additionally, under the separation agreements, each of the executives received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit. Other continuing benefits received by these former employees included postretirement benefits including office space and medical benefits.
     Participants in the postretirement plan contribute to the cost of the benefits. Our contribution is limited to amounts between $198 and $824 per month per participant or participant and dependents, based upon the terms as defined in each separation agreement. For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered health care claims was assumed beginning 2005; the rate was assumed to decrease until 2012 at which point the annual rate would be 5.0% and remain at that level thereafter.

     As of the measurement date (December 31), the status of the Company’s defined postretirement benefit plan was as follows:

(in thousands)	2006	2005

Postretirement benefit obligation, beginning of year	$3,208	$—
Postretirement benefit obligations, at time of merger	—	3,226
Interest cost	176	147
Actuarial (gain) loss	18	—
Benefits paid	(200)	(165)

Net periodic postretirement benefit cost, end of year	$3,202	$3,208

     The weighted average discount rate used to determine the value of accumulated postretirement benefit cost for the year was 5.62%. This discount rate was based upon the High Quality Corporate Bond rate as reported in the Wall Street Journal on December 31, 2005. As of December 31, 2006, we had fully reserved for the $3.2 million associated with these postretirement liabilities. We paid $0.2 million during the year ended December 31, 2006. During 2007, we expect to pay approximately $0.2 million to the plan.
     The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

(in thousands)	Estimated Benefit
Year Beginning January 1	Payment
2007	$207
2008	211
2009	213
2010	219
2011	216
Thereafter	1,127

Total	$2,193

     A 1% change in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.4 million.
20. Subsequent Events
     During January 2007, we purchased 1.6 acres of undeveloped land located in Washington D.C. for $43.8 million. We intend to utilize this land in the development of multifamily apartment communities.

21. Quarterly Financial Data (unaudited)
     Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, for the years ended December 31, 2006 and 2005 is as follows:

(in thousands, except per share amounts)	First		Second		Third	Fourth		Total
2006:
Revenues	$149,094		$158,445		$165,251	$162,170		$634,960
Net income	41,443		34,582		125,457	31,364		232,846
Net income per share — basic	0.76	(a)	0.62	(b)	2.15 (c)	0.54	(d)	4.11
Net income per share — diluted	0.75	(a)	0.61	(b)	2.07 (c)	0.53	(d)	3.96

2005:
Revenues	$145,226		$137,949		$143,543	$146,275		$572,993
Net income (loss)	166,664		21,852		(2,317)	12,887		199,086
Net income (loss) per share — basic	3.63	(e)	0.41	(f)	(0.04)	0.24	(g)	3.83
Net income (loss) per share — diluted	3.40	(e)	0.39	(f)	(0.05)	0.23	(g)	3.58

(a)	Includes a $27,392, or $0.50 basic and $0.49 diluted per share, impact related to the gain on sale of discontinued operations, as well as a $1,763, or $0.03 basic and diluted per share, impact related to the gain on sale of joint venture properties.

(b)	Includes a $23,652, or $0.43 basic and $0.42 diluted per share, impact related to the gain on sale of discontinued operations.

(c)	Includes a $91,581, or $1.57 basic and $1.50 diluted per share, impact related to the gain on sale of operating properties, as well as a $8,842, or $0.15 basic and $0.14 diluted per share, impact related to the gain on sale of discontinued operations, and a $1,085, or $0.02 basic and diluted per share, impact related to the gain on sale of joint venture properties.

(d)	Includes a $18,937, or $0.32 basic and diluted per share, impact related to the gain on sale of discontinued operations.

(e)	Includes a $132,117, or $2.88 basic and $2.68 diluted per share, impact related to the gain on sale of operating properties, as well as a $14,380, or $0.31 basic and $0.29 diluted per share, impact related to the gain on sale of discontinued operations.

(f)	Includes a $21,724, or $0.40 basic and $0.39 diluted per share, impact related to the gain on sale of discontinued operations.

(g)	Includes an $11,165, or $0.21 basic and $0.20 diluted per share, impact related to the gain on sale of joint venture properties.

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(in thousands)

			Initial Cost To		Cost Capitalized
			Camden Property Trust		Subsequent to	Gross Amount at Which
Description				Building and	Acquisition or	Carried at December 31, 2006 (a)			Accumulated	Date Constructed or	Depreciable Life
Property Name	Location	Encumbrances	Land	Improvements	Development	Land	Building	Total	Depreciation	Acquired	(Years)
Apartments	TX (b)	$9,331	$117,679	$644,716	$90,500	$117,679	$735,216	$852,895	$248,831	1993-2006	3-35
Apartments	AZ	—	17,691	90,343	7,384	17,691	97,727	115,418	27,063	1994-2002	3-35
Apartments	MO/KY (d)	—	—	—	—	—	—	—	—	1997-2000	3-35
Apartments	FL (c)	142,948	136,474	834,417	60,354	136,474	894,771	1,031,245	170,087	1997-2006	3-35
Apartments	NC	137,558	78,392	485,387	24,611	78,392	509,998	588,390	75,220	1997-2006	3-35
Apartments	NV	12,294	37,613	219,602	23,854	37,613	243,456	281,069	81,127	1998-1999	3-35
Apartments	CO	20,541	21,907	164,470	11,808	21,907	176,278	198,185	49,001	1998-2000	3-35
Apartments	CA	44,575	86,706	393,520	9,562	86,706	403,082	489,788	58,510	1998-2006	3-35
Apartments	DC	—	28,330	131,913	625	28,330	132,538	160,868	7,543	2005-2006	3-35
Apartments	GA	57,850	56,650	253,105	4,840	56,650	257,945	314,595	15,867	2005	3-35
Apartments	MD	77,146	33,259	174,440	930	33,259	175,370	208,629	8,858	2005-2006	3-35
Apartments	PA	—	7,340	39,139	254	7,340	39,393	46,733	2,398	2005	3-35
Apartments	VA	69,235	71,271	369,170	1,342	71,271	370,512	441,783	17,506	2005-2006	3-35
Projects Under Development	CA	—	10,133	34,273	—	10,133	34,273	44,406	—	1998-2005	3-35
Projects Under Development	FL	—	10,332	11,746	—	10,332	11,746	22,078	—	2005	3-35
Projects Under Development	TX	—	26,913	48,692	—	26,913	48,692	75,605	—	1998-2005	3-35
Projects Under Development	DC	—	16,144	2,072	—	16,144	2,072	18,216	—	2006	3-35
Projects Under Development	VA	—	36,335	111,990	—	36,335	111,990	148,325	—	2004-2005	3-35
Projects Under Development	MD	—	24,066	37,094	—	24,066	37,094	61,160	—	2005	3-35
Projects Under Development	NC	—	—	71	—	—	71	71	—	2005	3-35

Total		$571,478	$817,235	$4,046,160	$236,064	$817,235	$4,282,224	$5,099,459	$762,011

(a)	The aggregate cost for federal income tax purposes at December 31, 2006 was $4.1 billion.

(b)	Excludes land classified as held for sale with gross book value of $2,536.

(c)	Excludes land classified as held for sale with gross book value of $12,286.

(d)	Excludes three operating properties classified as held for sale with gross book value of $46,000, and accumulated depreciation of $28,060.
The changes in total real estate assets for the years ended December 31:

	2006	2005	2004
Balance, beginning of the period	$4,860,799	$3,087,018	$3,088,823
Additions during the period:
Acquisition — Other	149,386	99,991	—
Acquisition — Summit	1,994	1,978,593	—
Development	254,128	166,921	83,006
Improvements	57,544	41,022	26,319
Transferred from held for sale	122,750	—	—
Deductions during period:
Cost of real estate sold	(248,587)	(291,162)	(37,746)
Transferred to held for sale	(98,555)	(221,584)	(73,384)

Balance, end of period	$5,099,459	$4,860,799	$3,087,018

The changes in accumulated depreciation for the years ended December 31:

	2006	2005	2004
Balance, beginning of the period	$716,650	$688,333	$601,688
Depreciation	153,570	136,444	104,339
Real Estate Sold	(75,755)	(58,987)	(6,728)
Transferred from held for sale	13,848	—	—
Transferred to held for sale	(46,302)	(49,140)	(10,966)

Balance, end of period	$762,011	$716,650	$688,333

S-1

Schedule IV
CAMDEN PROPERTY TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2006
($ in thousands)

				Face amount of	Carry amount of
Description	Interest rate	Final maturity date	Periodic payment terms	mortgages	mortgages (a)
Apartments
Second Mortgages
Los Angeles/Orange County, California	14.00%	March 2008	Interest Only	$17,695	$17,695
Houston, Texas	14.00%	January 2009	Interest Only	7,327	7,327
Washington DC Metro	14.00%	August 2010	Interest Only	7,122	7,122

Undeveloped Land
First Mortgage
Houston, Texas	Prime + 1.00%	November 2008	Interest Only	$3,855	$3,855
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	2,675	2,675
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	6,659	6,659

Total				$45,333	$45,333

(a)	The aggregate cost at December 31, 2006 for federal income tax purposes is $45,333.
Changes in mortgage loans for the years ended December 31, 2005, 2004 and 2003 are summarized below.

	2006	2005	2004
Balance at beginning of year	$25,177	$54,914	$50,433
Additions:
Advances under real estate loans	41,615	1,939	13,801
Deductions:
Collections of principal	21,459	31,676	9,320

Balance at end of year	$45,333	$25,177	$54,914

S-2

Exhibit Index

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
2.1	Agreement and Plan of Merger, dated October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Current Report on Form 8-K filed on October 5, 2004

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on October 6, 2004

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on January 25, 2005

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Camden Property Trust 7% Notes due 2006	Exhibit 4.3 to Form 8-K filed on December 2, 1996

4.5	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.6	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.7	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.8	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.9	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.10	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.11	Form of Camden Property Trust 7% Note due 2006	Exhibit 4.3 to Form 8-K filed on February 20, 2001

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 6.75% Note due 2010	Exhibit 4.3 to Form 8-K filed on September 17, 2001

4.14	Form of Camden Property Trust 5.875% Note due 2007	Exhibit 4.3 to Form 8-K filed on June 4, 2002

4.15	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.16	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.17	Form of Camden Property Trust 4.70% Note due 2009	Exhibit 4.2 to Form 8-K filed on July 12, 2004

4.18	Form of Camden Property Trust 4.375% Note due 2010	Exhibit 4.2 to Form 8-K filed on December 20, 2004

4.19	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.20	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.21	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.22	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.23	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.24	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.25	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.26	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.59% Medium-Term Note due 2009	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411)

4.27	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.50% Medium-Term Note due 2010	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792)

4.28	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.037% Medium-Term Note due 2005	Exhibit 4.2.9 to Summit Property Inc.’s Form 10-K for the year ended December 31, 2000 (File No. 001-12792)

4.29	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.04% Medium-Term Note due 2006	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

4.30	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.5	Camden Property Trust Key Employee Share Option Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 1996

10.6	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes	Exhibit 1.1 to Form 8-K filed on March 21, 1997

10.7	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.8	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.10	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.11	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.12	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.13	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.14	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.15	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.16	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.17	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.18	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.19	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.20	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.22	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.25	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.26	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.27	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.28	Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders named therein	Exhibit 99.1 to Form 8-K filed on January 18, 2005

10.29	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders	Exhibit 99.1 to Form 8-K filed on January 20, 2006

10.30	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.31	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen	Exhibit 10.5 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.32	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr.	Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.33	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.34	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.35	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.36	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.37	Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company	Exhibit 10.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended June 30, 2003

10.38	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.39	First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein	Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001

12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP Powers of Attorney for Richard J. Campo, D. Keith Oden, Dennis M. Steen, William R. Cooper, George A. Hrdlicka, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven	Filed Herewith

24.1	A. Webster Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities	Filed Herewith

31.1	Exchange Act Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities	Filed Herewith

31.2	Exchange Act Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of	Filed Herewith

32.1	the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).