Form 10-Q
period 2007-03-31
CAMDEN PROPERTY TRUST
filed 2007-04-27
CIK 906345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of April 24, 2007, there were 56,821,759 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands)	2007	2006
ASSETS
Real estate assets, at cost
Land	$703,850	$693,312
Buildings and improvements	4,108,955	4,036,286

	4,812,805	4,729,598
Accumulated depreciation	(799,624)	(762,011)

Net operating real estate assets	4,013,181	3,967,587
Properties under development, including land	410,002	369,861
Investments in joint ventures	8,321	9,245
Properties held for sale, including land	32,879	32,763

Total real estate assets	4,464,383	4,379,456

Accounts receivable — affiliates	34,854	34,170
Notes receivable
Affiliates	43,507	41,478
Other	11,565	3,855
Other assets, net	118,329	121,336
Cash and cash equivalents	1,470	1,034
Restricted cash	5,772	4,721

Total assets	$4,679,880	$4,586,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Notes payable
Unsecured	$1,897,865	$1,759,498
Secured	568,731	571,478
Accounts payable and accrued expenses	110,486	124,834
Accrued real estate taxes	16,036	23,306
Distributions payable	45,137	43,068
Other liabilities	110,684	105,999

Total liabilities	2,748,939	2,628,183

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	102,217	115,280
Other minority interests	10,335	10,306

Total minority interests	210,477	223,511

Shareholders’ equity
Common shares of beneficial interest	654	650
Additional paid-in capital	2,199,713	2,183,622
Distributions in excess of net income	(243,786)	(213,665)
Employee notes receivable	(2,025)	(2,036)
Treasury shares, at cost	(234,092)	(234,215)

Total shareholders’ equity	1,720,464	1,734,356

Total liabilities and shareholders’ equity	$4,679,880	$4,586,050

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2007	2006
Property revenues
Rental revenues	$137,381	$133,255
Other property revenues	15,267	12,559

Total property revenues	152,648	145,814

Property expenses
Property operating and maintenance	40,447	38,371
Real estate taxes	16,534	16,317

Total property expenses	56,981	54,688

Non-property income
Fee and asset management	2,386	2,477
Interest and other income	1,562	753
Income on deferred compensation plans	2,306	50

Total non-property income	6,254	3,280

Other expenses
Property management	4,728	4,226
Fee and asset management	1,620	1,366
General and administrative	8,054	7,414
Interest	27,908	31,037
Depreciation and amortization	40,321	36,681
Amortization of deferred financing costs	916	1,047
Expense on deferred compensation plans	2,306	50

Total other expenses	85,853	81,821

Income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests and income taxes	16,068	12,585
Gain on sale of properties, including land	—	499
Equity in income of joint ventures	735	2,317
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)
Income allocated to common units and other minority interests	(904)	(1,256)

Income from continuing operations before income taxes	14,149	12,395
Income tax expense — current	(1,905)	—

Income from continuing operations	12,244	12,395
Income from discontinued operations	946	2,476
Gain on sale of discontinued operations	—	27,392
Income from discontinued operations allocated to common units	(153)	(820)

Net income	$13,037	$41,443

Earnings per share — basic
Income from continuing operations	$0.21	$0.23
Income from discontinued operations, including gain on sale	0.01	0.53

Net income	$0.22	$0.76

Earnings per share — diluted
Income from continuing operations	$0.21	$0.23
Income from discontinued operations, including gain on sale	0.01	0.52

Net income	$0.22	$0.75

Distributions declared per common share	$0.69	$0.66
Weighted average number of common shares outstanding	58,813	54,290
Weighted average number of common and common dilutive equivalent shares outstanding	59,994	55,474
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$13,037	$41,443
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	40,321	37,399
Amortization of deferred financing costs	916	1,047
Equity in income of joint ventures	(735)	(2,317)
Distributions of income from joint ventures	282	—
Gain on sale of properties, including land	—	(499)
Gain on sale of discontinued operations	—	(27,392)
Income allocated to common units and other minority interests	1,057	2,076
Accretion of discount on unsecured notes payable	155	177
Amortization of share-based compensation	1,723	1,936
Interest on employee notes receivable	(26)	(4)
Net change in operating accounts	(18,063)	3,621

Net cash provided by operating activities	38,667	57,487

Cash flows from investing activities
Increase in real estate assets	(120,021)	(153,311)
Proceeds from sales of properties, including land and discontinued operations	—	40,231
Proceeds from partial sales of assets to joint ventures	—	7,813
Distributions of investment of joint ventures	1,858	6,886
Investment in joint ventures	—	(308)
Issuance of notes receivable — other	(8,710)	—
Payments received on notes receivable — other	1,000	—
Issuance of notes receivable — affiliates	(2,029)	(22,668)
Earnest money deposits on potential transactions	(420)	(1,190)
Payment of merger related liabilities	—	(4,315)
Change in restricted cash	(1,051)	(180)
Increase in non-real estate assets and other	(1,753)	(690)

Net cash used in investing activities	(131,126)	(127,732)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$139,000	$162,000
Repayment of notes payable	(3,535)	(53,615)
Distributions to shareholders and minority interests	(43,099)	(38,925)
Net (increase) decrease in accounts receivable — affiliates	(526)	873
Common share options exercised	834	1,280
Payment of deferred financing costs	(583)	(2,233)
Other	804	545

Net cash provided by financing activities	92,895	69,925
Net increase (decrease) in cash and cash equivalents	436	(320)
Cash and cash equivalents, beginning of period	1,034	1,576

Cash and cash equivalents, end of period	$1,470	$1,256

Supplemental information
Cash paid for interest, net of interest capitalized	$23,886	$28,540

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit:
Fair value of assets acquired	$—	$1,881
Liabilities assumed	—	1,881

Value of shares issued under benefit plans	15,837	15,827
Cancellation of notes receivable — affiliate in connection with property acquisition	—	12,053
Distributions declared but not paid	45,139	40,640
Conversion of operating partnership units to common shares	11,638	170
Contribution of real estate assets to joint ventures	—	3,173
Decrease in liabilities in connection with property transactions, net	—	101
Common units issued in connection with joint venture transaction	—	1,900
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
     Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2007, we owned interests in, operated or were developing 198 multifamily properties comprising 68,090 apartment homes located in 13 states. We had 3,574 apartment homes under development at 11 of our multifamily properties, including 1,528 apartment homes at five multifamily properties owned through joint ventures, and several sites we intend to develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies
     Principles of Consolidation. The condensed consolidated financial statements include our assets, liabilities and operations and those of our wholly-owned subsidiaries and partnerships. We also assess whether consolidation of any entity in which we have an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation, but where we exercise significant influence are accounted for using the equity method. Any entities that do not meet the criteria for consolidation where we do not exercise significant influence are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Interim Financial Reporting. We have prepared these financial statements in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2006 Form 10-K.
     Use of Estimates. The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying value of our real estate assets, estimates of the useful lives of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
     Reportable Segments. Our multifamily communities are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment with activities related to the ownership, development, construction and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 96% and 98% of our total consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.
     Real Estate Assets, at Cost. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges, principally interest and real estate taxes, of land under development and buildings under construction are capitalized as part of properties under development subject to impairment consideration. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
     Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in-place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
     Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	6-13 months
     As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was $5.1 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. Capitalized real estate taxes were $0.7 million for each of the three months ended March 31, 2007 and 2006. All operating expenses associated with completed apartment homes are expensed.
     Costs recorded as repair and maintenance includes all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures related to landscaping, interior painting and floor coverings. Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $10.3 million and $9.3 million for the three months ended March 31, 2007 and 2006, respectively.
     Capital expenditures totaled $18.4 million and $8.7 million during the three months ended March 31, 2007 and 2006, respectively. Included in the $18.4 million for 2007 is $9.0 million of non-recurring capital improvements on renovation and rehabilitation projects at certain of our multifamily properties.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge equal to the difference between the carrying value and the estimated fair value is recognized.
     Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.
     We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions are not sustained upon examination, we would be required to pay a deficiency dividend and associated interest for prior years. We have decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million and have recorded interest expense of approximately $0.3 million for the three months ended March 31, 2007 for the interest related to the deficiency dividend for these transactions. Our period of uncertainty with respect to these real estate dispositions will expire within the next twelve months, at which time we would reverse the recorded liability to current period operations. We have no unrecognized tax benefits.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
3. Per Share Data
     Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2007 and 2006, 3.0 million and 3.5 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.
     The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2007	2006
Basic earnings per share calculation
Income from continuing operations	$12,244	$12,395
Income from discontinued operations, including gain on sale	793	29,048

Net income	$13,037	$41,443

Diluted earnings per share calculation
Income from continuing operations	$12,244	$12,395
Income allocated to common units	3	4

Income from continuing operations, as adjusted	12,247	12,399
Income from discontinued operations, including gain on sale	793	29,048

Net income, as adjusted	$13,040	$41,447

Weighted average common shares outstanding	58,813	54,290
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	673	660
Common units	508	524

Weighted average common shares outstanding, as adjusted	59,994	55,474

4. Property Acquisitions, Dispositions and Assets Held for Sale
     Acquisitions. In January 2007, we purchased 1.6 acres of undeveloped land located in Washington D.C. for $43.8 million. We intend to utilize this land for the development of multifamily apartment communities.
     Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2007 and 2006, income from discontinued operations included the results of operations for three operating properties, containing 930 apartment homes, classified as held for sale. For the three months ended March 31, 2006, income from discontinued operations also included the results of operations of eight operating properties sold during 2006. As of March 31, 2007, the three operating properties held for sale had a net book value of $18.0 million.
     The following is a summary of income from discontinued operations for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Property revenues	$1,833	$6,599
Property expenses	887	3,405

Net operating income	946	3,194
Depreciation	—	718

Income from discontinued operations	$946	$2,476

     During the three months ended March 31, 2006, we recognized gains of $27.4 million from the sale of two operating properties, containing 525 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $40.2 million.
     At March 31, 2007, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.3
Dallas	2.6	2.5

Total land held for sale		$14.8

5. Investments in Joint Ventures
     The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded with secured, third-party debt. We have guaranteed our proportionate interest on construction loans in four of our development joint ventures. Additionally, we eliminate fee income from property management services to the extent of our ownership.
     Our contributions of real estate assets to joint ventures at formation where we receive cash are treated as partial sales and, as a result, the amounts recorded as gain on sale of assets to joint ventures represent the change in ownership of the underlying assets. Our initial investment is determined based on our ownership percentage in the net book value of the underlying assets on the date of the transaction.
     As of March 31, 2007, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•	A 20% interest in 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets. We are providing property management services to the joint ventures and fees earned for these services totaled $0.3 million for the three months ended March 31, 2007 and 2006. At March 31, 2007, the joint ventures had total assets of $385.1 million and had third-party secured debt totaling $272.6 million.

•	A 15% interest in G&I V Midwest Residential LLC to which we partially sold nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri in September 2006. We are providing property management services to the joint venture, and fees earned for these services totaled $0.2 million during the three months ended March 31, 2007. At March 31, 2007, the joint venture had total assets of $241.9 million and had third-party secured debt totaling $169.0 million.

•	A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $0.2 million for the three months ended March 31, 2007 and 2006. At March 31, 2007, Sierra-Nevada had total assets of $134.2 million and third-party secured debt totaling $179.9 million.

•	A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320-apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $20,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, Denver West had total assets of $21.7 million and third-party secured debt totaling $16.9 million.

•	A 30% interest in Camden Plaza, LP to which we partially sold undeveloped land located in Houston, Texas in January 2006. The joint venture is developing a 271-apartment home community at a total estimated cost to complete of $42.9 million. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.4 million and $0.2 million during the three months ended March 31, 2007 and 2006, respectively. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $7.6 million at March 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” At March 31, 2007, the joint venture had total assets of $35.7 million and had third-party secured debt totaling $23.5 million.

•	A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost to complete of $107.1 million as of March 31, 2007. We provided construction management services to this joint venture and received fees for such services which totaled $0.2 million for the three months ended March 31, 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $18.3 million at March 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.”. At March 31, 2007, the joint venture had total assets of $100.3 million and had third-party secured debt totaling $70.4 million.

•	A 30% interest in Camden College Park, LP to which we partially sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community and has a total estimated cost to complete of $139.9 million as of March 31, 2007. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.6 million for the three months ended March 31, 2007. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $7.4 million at March 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” At March 31, 2007, the joint venture had total assets of $84.4 million and had third-party secured debt totaling $63.0 million.

•	A 30% interest in two development joint ventures to which we contributed an aggregate of $2.3 million in cash in 2006. Each joint venture is developing a multifamily community, one with 340 apartment homes and the other with 119 apartment homes both in Houston, Texas. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had a balance of $10.2 million at March 31, 2007, and are reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” We are committed to funding an additional $8.3 million under the mezzanine loans. At March 31, 2007, the joint ventures had total assets of $18.1 million and had third-party secured debt totaling $1.1 million.
6. Third-party Construction Services
     At March 31, 2007, we were under contract on third-party construction projects ranging from $2.5 million to $35.0 million. We earn fees on these projects ranging from 3.4% to 9.3% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.4 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, and are included in “Fee and asset management income” in our condensed consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $0.7 million and $0.4 million during the three months ended March 31, 2007 and 2006, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our condensed consolidated statements of operations.
7. Notes Receivable
     We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of March 31, 2007, we had $11.6 million of secured notes receivable due from unrelated third parties. These notes, which mature through 2009, accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) + 2%

to 9.25% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding notes receivable and believe these notes are collectible, and no impairment existed at March 31, 2007.
     The following is a summary of our notes receivable under the mezzanine financing program during the periods presented, excluding notes receivable from affiliates:

($ in millions)			March 31,	December 31,
Location	Current Property Type	Current Status	2007	2006
Houston, Texas	Multifamily	Stabilized	$8.7	$—
Houston, Texas	Multifamily	Predevelopment	2.9	3.9

	Total		$11.6	$3.9

     We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 5, “Investments in Joint Ventures.” As of March 31, 2007 and December 31, 2006, the balance of “Notes receivable — affiliates” totaled $43.5 million and $41.5 million, respectively. The notes outstanding as of March 31, 2007 accrue interest at rates ranging from LIBOR + 3% to 14% per year and mature through 2010. Additionally, we eliminate interest and other income to the extent of our ownership.

8. Notes Payable
     The following is a summary of our indebtedness:

(in millions)	March 31, 2007	December 31, 2006
Unsecured line of credit and short-term borrowings	$345.0	$206.0

Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	50.6	51.0
$150.0 million 5.98% Notes, due 2007	150.0	149.9
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.7	149.7
$200.0 million 5.93% Notes, due 2012	199.4	199.4
$200.0 million 5.45% Notes, due 2013	199.2	199.1
$250.0 million 5.08% Notes, due 2015	248.7	248.6

	1,447.3	1,447.4

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.4	26.6
$10.0 million 4.90% Notes, due 2010	11.1	11.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	38.6	38.8

	105.6	106.1

Total unsecured notes	1,897.9	1,759.5

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 — 2013	503.9	506.4
3.96% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2028	64.8	65.1

	568.7	571.5

Total notes payable	$2,466.6	$2,331.0

Floating rate debt included in unsecured line of credit (5.54% - 5.74%)	$345.0	$206.0
Floating rate tax-exempt debt included in secured notes (3.96% - 4.29%)	58.4	58.6
     We have a $600 million unsecured credit facility which matures January 2010. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate and the scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2007.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2007, we had outstanding letters of credit totaling $29.0 million, and had $226.0 million available under our unsecured line of credit.
     At March 31, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.4% and 4.9%, respectively.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 4.5 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at March 31, 2007 are as follows:
(In millions)

		Weighted Average
Year	Amount	Interest Rate
2007	$216.5	5.6%
2008	200.7	4.8
2009	198.2	5.0
2010	797.8	5.3
2011	248.4	6.5
2012 and thereafter	805.0	5.3

Total	$2,466.6	5.4%

9. Related Party Transactions
     We perform property management services for properties owned by joint ventures in which we own an interest. Management fees earned on these properties amounted to $0.7 million and $0.5 million during the three months ended March 31, 2007 and 2006, respectively. See further discussion of fees earned from joint ventures for construction management and development services in Note 5, “Investments in Joint Ventures.”
     In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. Subsequent to the merger, five employees repaid their loans totaling $1.8 million. At March 31, 2007, the notes receivable had an outstanding balance of $2.0 million. As of March 31, 2007, the employee notes receivable were 100% secured by Camden common shares.
10. Share-based Compensation
     Share Awards. Share awards have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we used actual forfeiture history. At March 31, 2007, the unamortized value of share awards totaled $29.2 million.
     Valuation Assumptions. The weighted average fair value of options granted in 2007 was $11.04. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for March 31, 2007:

Expected volatility	17.1%
Risk-free interest rate	4.6%
Expected dividend yield	3.7%
Expected life (in years)	6
     Our computation of expected volatility for 2007 is based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in the prior year. Our computation of expected life was determined using historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
     Share-based Compensation Award Activity. The total intrinsic value of options exercised was $0.8 million during the three months ended March 31, 2007. As of March 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next twelve months.

     The following table summarizes share options outstanding and exercisable at March 31, 2007:

	Outstanding Options		Exercisable Options
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$24.88-$41.90	357,069	$35.63	357,069	$35.63	4.6
$42.90-$43.90	400,018	43.03	400,018	43.03	6.6
$44.00-$62.32	466,360	49.49	399,694	50.15	6.6

Total options	1,223,447	$43.33	1,156,781	$43.21	6.0

     The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the three months ended March 31, 2007:

		Weighted	Weighted
	Options /	Average	Average Remaining	Aggregate
	Share Awards	Exercise / Grant	Contractual Term	Intrinsic
	Outstanding	Price	(in years)	Value(1)
Outstanding at January 1, 2007	3,452,711	$38.25
Granted	234,687	78.10
Exercised	(50,428)	34.06
Forfeited	(47,935)	59.10

Outstanding at March 31, 2007	3,589,035	$40.38	6.0	$107,419,818

Vested share awards	1,825,131	$34.14

(1)	Intrinsic value is calculated using the closing price of our common shares on March 30, 2007 of $70.31 per share.
11. Net Change in Operating Accounts
     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Decrease (increase) in assets:
Other assets, net	$6,143	$(1,672)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(16,171)	6,630
Accrued real estate taxes	(7,270)	(8,209)
Distributions payable	1,997	1,985
Other liabilities	(2,762)	4,887

Change in operating accounts	$(18,063)	$3,621

12. Commitments and Contingencies
     Construction Contracts. As of March 31, 2007, we were obligated for approximately $118.5 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
     Summit Merger Contingencies. On December 19, 2003, Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. (“Bermello”) against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello alleged they were entitled to an increased architectural fee as a result of an increase in the cost of the project. Camden Summit Partnership asserted a counter-claim against Bermello for damages related to the cost to correct certain structural and other design defects, and delay damages. On October 31, 2006, the parties entered into a settlement of Bermello’s claims for unpaid architectural fees and its claims were dismissed. On February 22, 2007, the parties entered into a settlement of Camden Summit Partnership’s counter-claims for damages and its claims were released.
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
     Lease Commitments. At March 31, 2007, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.8 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. Minimum annual rental commitments for the remainder of 2007 are $2.5 million and for the years ending December 31, 2008 through 2011 are $2.4 million, $2.1 million, $1.9 million and $1.5 million, respectively, and $5.0 million in the aggregate thereafter.
13. Income Taxes
     We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Historically, we have only incurred state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. We have provided for income, franchise and margin taxes in the condensed consolidated statements of operations for the three months ended March 31, 2007 primarily for state and local taxes associated with property dispositions, entity level taxes for our taxable operating partnerships and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
14. Subsequent Events
     In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases and privately negotiated transactions. Proceeds from asset sales and borrowings under our secured line of credit will be used to fund any share repurchases. No purchases have been made under this program.
     In April 2007, we acquired Camden South Congress, a 253 apartment home community located in Austin, Texas for $42.8 million using proceeds from our unsecured line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
     Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders and create refinancing risk;

•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;

•	Development and construction risks could impact our profitability;

•	Our property acquisition strategy may not produce the cash flows expected;

•	Difficulties of selling real estate could limit our flexibility;

•	We have significant debt, which could have important consequences;

•	Our variable rate debt is subject to interest rate risk;

•	Issuances of additional debt or equity may adversely impact our financial condition;

•	Losses from catastrophes may exceed our insurance coverage;

•	Potential liability for environmental contamination could result in substantial loss;

•	Tax matters, including failure to qualify as a real estate investment trust (“REIT”), could have adverse consequences;

•	Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor;

•	Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial costs;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We depend on our key personnel; and

•	Changes in laws and litigation risks could affect our business.
These forward-looking statements represent our estimates and assumptions as of the date of this report.
Executive Summary
     Based on our results for the three months ended March 31, 2007 and the projected economic conditions, we expect moderate growth during the remainder of 2007 from the revenue generated by our stabilized communities. The economic factors affecting our revenue growth include continued job growth and population growth in a number of markets in which we operate, as well as decreased housing affordability due to rising interest rates resulting in multifamily apartment communities being an economically attractive alternative to purchasing a single-family home which positively affects apartment housing demand.
     We intend to focus on our market balance investment strategy and to improve our portfolio mix through the acquisition and disposition of real estate assets. We expect market concentration risk to be mitigated as our property operations are not centralized in any one market.
     In positioning for future growth, we intend to continue focusing on our development pipeline and maintain approximately $2.0 billion to $2.5 billion in our current and future development pipelines. Total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors. Additionally, the use of technology, including our web-based property management and revenue management systems, is expected to increase revenues and improve our operating efficiencies.

Property Portfolio
     Our multifamily property portfolio, excluding land held for future development, is summarized as follows:

	March 31, 2007		December 31, 2006
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas (1)	7,773	20	7,773	21
Houston, Texas	5,696	13	5,696	13
Tampa, Florida	5,635	12	5,635	12
Charlotte, North Carolina	4,146	17	4,146	17
Washington, D.C. Metro	4,157	12	3,834	11
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Austin, Texas	2,525	8	2,525	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
St. Louis, Missouri	2,123	6	2,123	6
Louisville, Kentucky	1,448	5	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	1,196	4	846	3
Other	1,468	4	1,468	4

Total Operating Properties	64,516	187	63,843	186

Properties Under Development
Washington, D.C. Metro	1,914	5	2,237	6
Houston, Texas	1,109	4	650	2
San Diego/Inland Empire, California	—	—	350	1
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	261	1	261	1

Total Properties Under Development	3,574	11	3,788	11

Total Properties	68,090	198	67,631	197

Less: Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Dallas, Texas	456	1	456	1
Houston, Texas	1,946	6	1,487	4
Washington, D.C. Metro	508	1	508	1
Denver, Colorado	320	1	320	1
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
St. Louis, Missouri	1,447	4	1,447	4
Louisville, Kentucky	1,194	4	1,194	4
Other	596	1	596	1

Total Joint Venture Properties	12,217	41	11,758	39

Total Properties Owned 100%	55,873	157	55,873	158

(1)	Effective January 1, 2007, the operations of two adjacent properties were combined.

(2)	Refer to Note 5, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
     We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the three months ended March 31, 2007, stabilization was achieved at one recently completed property as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization
Camden Fairfax Corner
Fairfax, VA	488	3Q06	1Q07
Acquisitions
     In January 2007, we purchased 1.6 acres of undeveloped land located in Washington D.C. for $43.8 million. We intend to utilize this land for the development of multifamily apartment communities.
     Subsequent to March 31, 2007, we acquired Camden South Congress, a 253 apartment home community located in Austin, Texas for $42.8 million.
Discontinued Operations and Assets Held for Sale
     Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of March 31, 2007. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss on the disposal of the held for sale properties is also classified as discontinued operations. We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.
     A summary of our properties held for sale as of March 31, 2007 is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)
Held for Sale
Camden Trace Maryland Heights, MO	372	n/a	1972	$6.9
Camden Taravue St. Louis, MO	304	n/a	1975	5.9
Camden Downs Louisville, KY	254	n/a	1975	5.2

Total apartment homes held for sale	930

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of March 31, 2007.
     During the three months ended March 31, 2006, we recognized gains of $27.4 million from the sale of two operating properties, containing 525 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $40.2 million.

     At March 31, 2007, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.3
Dallas	2.6	2.5

Total land held for sale.		$14.8

Development and Lease-Up Properties
     At March 31, 2007, we had five completed properties in lease-up as follows:

	Number of		% Leased		Estimated
($ in millions)	Apartment	Cost to	at	Date of	Date of
Property and Location	Homes	Date	4 /22/07	Completion	Stabilization
In Lease-Up: Wholly-Owned
Camden Westwind Ashburn, VA	464	$95.0	76%	2Q06	3Q07
Camden Manor Park Raleigh, NC	484	49.2	87%	3Q06	3Q07
Camden Royal Oaks Houston, TX	236	20.8	52%	3Q06	1Q08
Camden Clearbrook Frederick, MD	297	45.3	91%	1Q07	3Q07
Camden Old Creek San Marcos, CA	350	91.7	61%	1Q07	4Q07

Total — wholly-owned	1,831	$302.0

     At March 31, 2007, we had several properties, which we were developing, in various stages of construction as follows:

				Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization
Under Construction:
Wholly-Owned
Camden Monument Place Fairfax, VA	368	$64.0	$53.1	$53.1	4Q07	2Q08
Camden Potomac Yards Arlington, VA	379	110.0	83.5	83.5	4Q07	4Q08
Camden City Centre Houston, TX	379	54.0	42.7	42.7	4Q07	3Q08
Camden Summerfield Landover, MD	291	68.0	33.2	33.2	4Q08	1Q09
Camden Orange Court Orlando, FL	261	49.0	21.7	21.7	3Q08	1Q09
Camden Dulles Station Oak Hill, VA	368	77.0	29.6	29.6	1Q09	3Q09

Total — wholly-owned	2,046	$422.0	263.8	$263.8

Under Construction — Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	$99.3		2Q07	4Q07
Camden Plaza Houston, TX	271	42.9	35.3		3Q07	2Q08
Camden College Park College Park, MD	508	139.9	82.2		1Q09	4Q09

Total — joint ventures	1,069	$289.9	$216.8

     At March 31, 2007, we had two joint venture properties under construction which were being developed by a third party, as follows:

	Number of
($ in millions)	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Braeswood Place Houston, TX	340	$48.0	$13.3
Belle Meade Houston, TX	119	30.0	5.9
     Our condensed consolidated balance sheet at March 31, 2007 included $410.0 million related to wholly-owned properties under development. Of this amount, $263.8 million related to our wholly-owned projects currently under development. Additionally, at March 31, 2007, we had $146.2 million invested in land held for future development, which includes $103.6 million related to projects we expect to begin constructing during the next twelve months. We also had $35.8 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we may utilize this land to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

Results of Operations
     Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Average monthly property revenue per apartment home	$975	$909
Annualized total property expenses per apartment home	$4,369	$4,093
Weighted average number of operating apartment homes owned 100%	52,167	53,448
Weighted average occupancy of operating apartment homes owned 100%	94.3%	96.0%
Property-level operating results
     The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2007 as compared to the same period in 2006:

	Apartment	Three Months Ended
	Homes	March 31,		Change
($ in thousands)	at 3/31/07	2007	2006	$	%
Property revenues
Same store communities	44,604	$128,324	$122,075	6,249	5.1%
Non-same store communities	6,462	18,814	15,393	3,421	22.2
Development and lease-up communities	3,877	4,378	576	3,802	660.1
Dispositions/other	—	1,132	7,770	(6,638)	(85.4)

Total property revenues	54,943	$152,648	$145,814	6,834	4.7%

Property expenses
Same store communities	44,604	$47,898	$45,863	2,035	4.4%
Non-same store communities	6,462	6,607	5,578	1,029	18.4
Development and lease-up communities	3,877	1,954	268	1,686	629.1
Dispositions/other	—	522	2,979	(2,457)	(82.5)

Total property expenses	54,943	$56,981	$54,688	2,293	4.2%

Same store communities are communities we owned and were stabilized as of January 1, 2006. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2006. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2006. Dispositions primarily represent communities we have partially sold to joint ventures in which we retained an ownership interest.
Same store analysis
     Same store property revenues for the three months ended March 31, 2007 increased $6.2 million, or 5.1%, from the same period in 2006 resulting primarily from higher rental income per apartment home and increases in other property income, partially offset by declines in average occupancy. Other property income increased due to utility rebillings primarily resulting from our implementation of CamdenTV, which provides cable services to our residents. Our revenue growth is partially the result of improving market fundamentals including growth in employment and population in the majority of our markets, the increasing cost of ownership versus rental, and rising interest rates and construction costs limiting new supply. In addition, we continue to believe our strong operating performance is not only the result of improving operating fundamentals, but also the continued enhancements we are making to many of our operational components, such as our web-based property management and revenue management systems. We believe these enhancements have created efficiencies within our business and have allowed us to take advantage of improvements in the rental market.
     Total property expenses from our same store communities increased $2.0 million, or 4.4%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increases in same store property expenses per apartment home were primarily due to increases in repair and maintenance, utilities and property insurance expenses. These three expense categories represent an aggregate of approximately 38.6% of total property expenses for the three months ended March 31, 2007.
Non-same store analysis and other analysis
     Property revenues from non-same store, development and lease-up communities increased $7.2 million for the three months ended March 31, 2007 as compared to the same period in 2006. The increase during the period was primarily due to the completion and lease-up of properties in our development pipeline.
     Property revenues from dispositions/other decreased $6.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. Dispositions/other property revenues earned during the three months ended March 31, 2007 primarily related to retail lease income of $1.0 million. For the three months ended March 31, 2006, dispositions/other property revenues earned primarily related to properties partially sold into joint ventures in 2006 of $6.7 million and retail lease income of $0.9 million.
     Property expenses from non-same store, development and lease-up communities increased $2.7 million for the three months ended March 31, 2007 as compared to 2006. The increase in expenses during the period was primarily due to the completion and lease-up of properties in our development pipeline.
     Property expenses from dispositions/other decreased $2.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease during the three months ended March 31, 2007 as compared to the same period in 2006 was due to the disposition of properties partially sold to joint ventures during 2006.
Non-property income

	Three Months
	Ended
($ in thousands)	March 31,		Change
	2007	2006	$	%
Fee and asset management	$2,386	$2,477	$(91)	(3.7)%
Interest and other income	1,562	753	809	107.4
Income on deferred compensation plans	2,306	50	2,256	*

Total non-property income	$6,254	$3,280	$2,974	90.7%

*	Not a meaningful percentage
     Interest and other income increased $0.8 million for the three months ended March 31, 2007 as compared to the same period in 2006. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, increased $0.4 million for the three months ended March 31, 2007 as compared to the same period in 2006. Other income, which represents income recognized upon the settlement of legal, insurance and warranty claims and contract disputes, totaled $0.4 million for the three months ended March 31, 2007.
     Income on deferred compensation plans increased $2.3 million for the three months ended March 31, 2007 as compared to the same period in 2006. The changes in income primarily related to the performance of the assets held in deferred compensation plans for participants.

Other expenses

	Three Months
	Ended March 31,		Change
($ in thousands)	2007	2006	$	%
Property management	$4,728	$4,226	$502	11.9%
Fee and asset management	1,620	1,366	254	18.6
General and administrative	8,054	7,414	640	8.6
Interest	27,908	31,037	(3,129)	(10.1)
Depreciation and amortization	40,321	36,681	3,640	10.0
Amortization of deferred financing costs	916	1,047	(131)	(12.5)
Expense on deferred compensation plans	2,306	50	2,256	*

Total other expenses	$85,853	$81,821	$4,032	4.9%

*	Not a meaningful percentage
     Property management expense, which represents regional supervision and accounting costs related to property operations, increased $0.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. The increases were primarily due to salary and benefit expenses, including long-term incentive compensation. Property management expenses were 3.1% and 2.9% of total property revenues for the three months ended March 31, 2007 and 2006, respectively.
     Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased $0.3 million for the three months ended March 31, 2007 as compared to the same period in 2006. These increases were primarily due to increases in costs and cost over-runs on third-party construction projects which totaled $0.7 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.
     General and administrative expenses increased $0.6 million for the three months ended March 31, 2007 as compared to the same period in 2006, and were 5.1% and 5.0% of total revenues for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in salary and benefit expenses, including long-term incentive compensation and severance costs.
     Gross interest cost before interest capitalized to development properties decreased $3.2 million for the three months ended March 31, 2007 as compared to the same period in 2006. The overall decrease in interest expense was due primarily to the repayment of debt utilizing proceeds from our equity offering in June 2006. This decrease was partially offset by an increase in debt outstanding as a result of continued funding of the development pipeline and increases in the effective interest rate associated with variable rate debt. Interest capitalized increased $0.1 million for the three months ended March 31, 2007 as compared to the same period in 2006.
     Depreciation and amortization increased $3.6 million, or 10.0%, for the three months ended March 31, 2007 as compared to the same period in 2006. This variance was primarily due to depreciation on assets acquired, new development and capital improvements placed in service during the preceding year.
     Expense on deferred compensation plans increased $2.3 million for the three months ended March 31, 2007 as compared to the same period in 2006. The changes in expense primarily related to the performance of the assets held in deferred compensation plans for participants.

	Three Months
Other	Ended March 31,		Change
($ in thousands)	2007	2006	$	%
Gain on sale of properties, including land	$—	$499	$499	100.0%
Equity in income of joint ventures	735	2,317	(1,582)	(68.3)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—
Income allocated to common units and other minority interests	(904)	(1,256)	352	28.0
Income tax expense	(1,905)	—	(1,905)	(100.0)
     Gain on sale of properties for the three months ended March 31, 2006 included a gain of $0.5 million from partial sale of undeveloped land to a joint venture.

     Equity in income of joint ventures decreased $1.6 million for the three months ended March 31, 2007 as compared to 2006. Changes from period to period are primarily due to gains recognized in 2006 on the sale of assets held through joint ventures, partially offset by an increase in the number of apartment homes owned through joint ventures. We recognized $1.8 million of gains on the sale of two properties held through a joint venture during the three months ended March 31, 2006. No assets held through joint ventures were sold during the three months ended March 31, 2007.
     During the three months ended March 31, 2007, we incurred entity level taxes for our taxable operating partnership and other state and local taxes totaling $1.9 million. These taxes related to new state tax laws which were effective during the past year, including the new Texas margin tax.
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
     Reconciliations of net income to diluted FFO for the three months ended March 31, 2007 and 2006 are as follows:
(in thousands)

	2007	2006
Funds from operations
Net income	$13,037	$41,443
Real estate depreciation, including discontinued operations	39,606	36,745
Adjustments for unconsolidated joint ventures	1,086	(982)
Gain on sale of properties, including discontinued operations, net of taxes	1,184	(27,392)
Income allocated to common units, including discontinued operations	1,006	2,025

Funds from operations — diluted	$55,919	$51,839

Weighted average shares — basic	58,813	54,290
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	673	661
Common units	3,535	4,037

Weighted average shares — diluted	63,021	58,988

     Gain on sale of properties, including discontinued operations, net of taxes included in FFO for the three months ended March 31, 2007 includes income tax expense associated with the gains recognized on depreciable operating property sales during 2006. Adjustments for unconsolidated joint ventures included in FFO for the three months ended March 31, 2006 includes net gains totaling $1.8 million from the sale of properties held in joint ventures. Included in the net gains recognized during the three months ended March 31, 2006 are $0.4 million in prepayment penalties associated with the repayment of mortgages for the sold properties.

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
     Our interest expense coverage ratio, net of capitalized interest, was 3.1 and 2.7 times for the three months ended March 31, 2007 and 2006, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At March 31, 2007 and 2006, 80.8% and 79.3%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 4.5 years at March 31, 2007.
     As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the remainder of 2007 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
     One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. For unsecured notes, we anticipate that no significant portion of the principal of those notes will be repaid prior to maturity. Additionally, as of March 31, 2007, we had several development projects in various stages of construction, for which a total estimated cost of $158.2 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our automatic shelf registration statement, draws on our unsecured credit facility and property dispositions.
     In March 2007, we announced our Board of Trust Managers had declared a dividend distribution of $0.69 per share to holders of record as of March 30, 2007 of our common shares. The dividend was subsequently paid on April 17, 2007. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.76 per share or unit.
     Net cash provided by operating activities decreased to $38.7 million during the three months ended March 31, 2007 from $57.5 million for the same period in 2006. The decrease was primarily due to timing of accounts payable associated with our properties under development. See further detail in Note 11, “Net Change in Operating Accounts.” This decrease was partially offset by additional property revenues from recently developed properties and growth in property revenues from our stabilized communities.
     Cash flows used in investing activities during the three months ended March 31, 2007 totaled $131.1 million, as compared to $127.7 million during the three months ended March 31, 2006. We incurred $123.1 million in property development, acquisition and capital improvement costs during the three months ended March 31, 2007 as compared to $169.2 million during the same period in 2006. Loans provided under our mezzanine financing program totaled $10.7 million and $22.7 million for the three months ended March 31, 2007 and 2006. Additionally, during the three months ended March 31, 2006, we paid $4.3 million of severance benefits associated with the Summit merger. Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $54.9 million for the three months ended March 31, 2006.

     Net cash provided by financing activities totaled $92.9 million and $69.9 million for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities during both periods includes increases in balances outstanding under our unsecured line of credit which was used to fund development, acquisition and capital improvement activity during the period. Net cash provided by financing activities for the three months ended March 31, 2006 was partially offset by the repayment of $53.6 million in notes payable. Repayments of notes payables for the three months ended March 31, 2007 totaled $3.5 million as we had no debt maturities during the period.
Financial Flexibility
     We have a $600 million unsecured line of credit facility which matures in January 2010. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2007.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2007, we had outstanding letters of credit totaling $29.0 million, and had $226.0 million available, under our unsecured line of credit.
     At March 31, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.4% and 4.9%, respectively.
     We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 that became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of March 31, 2007, we had 56,805,261 common shares outstanding.
     The joint ventures in which we have an interest have been funded with secured, third-party debt. We are committed to funding an additional $8.3 million under mezzanine loans provided to joint ventures. We have guaranteed our proportionate interest on construction loans in four of our development joint ventures. See further discussion of our investments in various joint ventures in Note 5 to our Condensed Consolidated Financial Statements.
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
     Income recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebilling, and administrative, application and other transactional fees charged to our residents. Retail lease income is recorded on a straight-line basis over the lease term, including any construction period if we are determined not to be the owner of the tenant improvements. Interest, fee and asset management and all other sources of income are recognized as earned.
     Accounting for Joint Ventures. We make co-investments with unrelated third parties and are required to determine whether to consolidate or use the equity method of accounting for these ventures. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited

Partners Have Certain Rights” are two of the primary sources of accounting guidance in this area. Appropriate application of these complex rules requires substantial management judgment.
     Asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge equal to the difference between the carrying value and estimated fair value is recognized.
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
New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.
     We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions are not sustained upon examination, we would be required to pay a deficiency dividend and associated interest for prior years. We have decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million and have recorded interest expense of approximately $0.3 million for the three months ended March 31, 2007 for the interest related to the deficiency dividend for these transactions. Our period of uncertainty with respect to these real estate dispositions will expire within the next twelve months, at which time we would reverse the recorded liability to current period operations. We have no unrecognized tax benefits.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2006.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For further discussion regarding legal proceedings, see Note 14 to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 27, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 27, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	April 27, 2007

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 27, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 27, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.