Form 10-Q
period 2007-06-30
CAMDEN PROPERTY TRUST
filed 2007-08-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of July 31, 2007, there were 56,127,983 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands)	2007	2006
ASSETS
Real estate assets, at cost
Land	$713,084	$693,312
Buildings and improvements	4,144,075	4,036,286

	4,857,159	4,729,598
Accumulated depreciation	(788,318)	(762,011)

Net operating real estate assets	4,068,841	3,967,587
Properties under development, including land	454,617	369,861
Investments in joint ventures	12,722	9,245
Properties held for sale, including land	72,577	32,763

Total real estate assets	4,608,757	4,379,456

Accounts receivable — affiliates	35,341	34,170
Notes receivable
Affiliates	45,560	41,478
Other	11,565	3,855
Other assets, net	136,524	121,336
Cash and cash equivalents	3,058	1,034
Restricted cash	20,053	4,721

Total assets	$4,860,858	$4,586,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Notes payable
Unsecured	$2,065,175	$1,759,498
Secured	566,001	571,478
Accounts payable and accrued expenses	128,892	124,834
Accrued real estate taxes	29,785	23,306
Distributions payable	44,982	43,068
Other liabilities	115,547	105,999

Total liabilities	2,950,382	2,628,183

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	105,353	115,280
Other minority interests	10,916	10,306

Total minority interests	214,194	223,511

Shareholders’ equity
Common shares of beneficial interest	654	650
Additional paid-in capital	2,204,525	2,183,622
Distributions in excess of net income	(241,711)	(213,665)
Employee notes receivable	(1,976)	(2,036)
Treasury shares, at cost	(265,210)	(234,215)

Total shareholders’ equity	1,696,282	1,734,356

Total liabilities and shareholders’ equity	$4,860,858	$4,586,050

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Property revenues
Rental revenues	$135,343	$131,740	$268,495	$260,837
Other property revenues	16,218	12,905	30,872	24,959

Total property revenues	151,561	144,645	299,367	285,796

Property expenses
Property operating and maintenance	38,926	38,165	77,556	74,835
Real estate taxes	17,127	15,732	33,186	31,580

Total property expenses	56,053	53,897	110,742	106,415

Non-property income
Fee and asset management	2,420	3,120	4,806	5,597
Interest and other income	1,810	3,611	3,372	4,364
Income on deferred compensation plans	4,835	2,331	7,141	2,381

Total non-property income	9,065	9,062	15,319	12,342

Other expenses
Property management	4,800	4,966	9,528	9,192
Fee and asset management	811	3,238	2,431	4,604
General and administrative	7,912	8,036	15,966	15,450
Interest	29,279	31,259	57,069	62,174
Depreciation and amortization	39,311	39,645	78,388	75,108
Amortization of deferred financing costs	906	909	1,819	1,950
Expense on deferred compensation plans	4,835	2,331	7,141	2,381

Total other expenses	87,854	90,384	172,342	170,859

Income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests and income taxes	16,719	9,426	31,602	20,864
Gain on sale of properties, including land	—	810	—	1,309
Equity in income of joint ventures	484	569	1,219	2,886
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)
Income allocated to common units and other minority interests	(1,343)	(959)	(2,130)	(2,074)

Income from continuing operations before income taxes	14,110	8,096	27,191	19,485
Income tax expense — current	(316)	—	(2,221)	—

Income from continuing operations	13,794	8,096	24,970	19,485
Income from discontinued operations	2,341	3,057	4,472	6,680
Gain on sale of discontinued operations	30,976	23,652	30,976	51,044
Income from discontinued operations allocated to common units	(4,519)	(223)	(4,789)	(1,184)

Net income	$42,592	$34,582	$55,629	$76,025

Earnings per share — basic
Income from continuing operations	$0.23	$0.15	$0.43	$0.35
Income from discontinued operations, including gain on sale	0.49	0.47	0.52	1.03

Net income	$0.72	$0.62	$0.95	$1.38

Earnings per share — diluted
Income from continuing operations	$0.23	$0.14	$0.42	$0.35
Income from discontinued operations, including gain on sale	0.48	0.47	0.51	1.01

Net income	$0.71	$0.61	$0.93	$1.36

Distributions declared per common share	$0.69	$0.66	$1.38	$1.32
Weighted average number of common shares outstanding	58,894	55,506	58,854	54,901
Weighted average number of common and common dilutive equivalent shares outstanding	59,929	56,683	59,961	56,083
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$55,629	$76,025
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	80,417	78,641
Amortization of deferred financing costs	1,822	1,956
Equity in income of joint ventures	(1,219)	(2,886)
Distributions of income from joint ventures	2,541	—
Gain on sale of properties, including land	—	(1,309)
Gain on sale of discontinued operations	(30,976)	(51,044)
Income allocated to common units and other minority interests	6,919	3,258
Accretion of discount on unsecured notes payable	311	358
Amortization of share-based compensation	3,438	3,990
Interest on employee notes receivable	(52)	(31)
Net change in operating accounts	(8,420)	7,050

Net cash provided by operating activities	110,410	116,008

Cash flows from investing activities
Increase in real estate assets	(314,392)	(252,398)
Proceeds from sales of properties, including land and discontinued operations	48,679	91,394
Proceeds from sales of assets to joint ventures	—	7,813
Distributions of investment from joint ventures	1,803	8,319
Investment in joint ventures	(5,377)	(308)
Issuance of notes receivable — other	(8,710)	—
Payments received on notes receivable — other	1,000	4,055
Issuance of notes receivable — affiliates	(4,082)	(23,464)
Earnest money deposits on potential transactions	(954)	(2,105)
Payment of merger related liabilities	—	(5,125)
Change in restricted cash	(13,856)	(105)
Increase in non-real estate assets and other	(3,998)	(1,423)

Net cash used in investing activities	(299,887)	(173,347)

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2007	2006
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$158,000	$10,000
Proceeds from notes payable	298,950	—
Repayment of notes payable	(157,061)	(82,164)
Proceeds from issuance of common shares	—	255,131
Distributions to shareholders and minority interests	(88,240)	(79,547)
Repurchase of common shares and units	(20,102)	(113)
Net (increase) decrease in accounts receivable — affiliates	(956)	962
Common share options exercised	3,432	2,658
Repayment of employee receivable	112	74
Payment of deferred financing costs	(3,551)	(2,466)
Other	917	928

Net cash provided by financing activities	191,501	105,463

Net increase in cash and cash equivalents	2,024	48,124
Cash and cash equivalents, beginning of period	1,034	1,576

Cash and cash equivalents, end of period	$3,058	$49,700

Supplemental information
Cash paid for interest, net of interest capitalized	$51,822	$63,945
Cash paid for income taxes	2,570	—

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit Properties, Inc:
Fair value of assets acquired	$—	$1,881
Liabilities assumed	—	1,881

Value of shares issued under benefit plans	16,117	16,376
Cancellation of notes receivable – affiliate in connection with property acquisition	—	12,053
Distributions declared but not paid	45,139	43,031
Conversion of operating partnership units to common shares	11,638	5,650
Minority interests issued in connection with real estate contribution	532	—
Increase in payables associated with the repurchase of common shares	11,104	—
Contribution of real estate assets to joint ventures	—	3,173
(Increase) decrease in liabilities in connection with property transactions, net	(300)	650
Common units issued in connection with joint venture transaction	—	1,900
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
     Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2007, we owned interests in, operated or were developing 198 multifamily properties comprising 67,973 apartment homes located in 13 states, which includes nine communities with 2,515 apartment homes classified as held for sale. We had 3,782 apartment homes under development at 12 of our multifamily properties, including 1,528 apartment homes at five multifamily properties owned through joint ventures, and several sites we intend to develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies
     Principles of Consolidation. The condensed consolidated financial statements include our assets, liabilities and operations and those of our wholly-owned subsidiaries and partnerships. We also assess whether consolidation of any entity in which we have an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation, but where we exercise significant influence are accounted for using the equity method. Any entities that do not meet the criteria for consolidation and where we do not exercise significant influence are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Interim Financial Reporting. We have prepared these financial statements in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2006 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial condition have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
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
     Reportable Segments. Our multifamily communities are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment with activities related to the ownership, development, construction and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 96% of our total consolidated revenues for the six months ended June 30, 2007 and 2006.
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
     As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was $5.4 million and $10.5 million for the three and six months ended June 30, 2007, respectively, and $5.5 million and $10.7 million for the three and six months ended June 30, 2006, respectively. Capitalized real estate taxes were $1.2 million and $1.9 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2006, respectively. All operating expenses associated with completed apartment homes are expensed.
     Costs recorded as repair and maintenance includes all costs which do not alter the primary use, extend the expected useful life or improve the safety or efficiency of the related asset. Our largest repair and maintenance expenditures relate to landscaping, interior painting and floor coverings. Property operating and maintenance expense and income from discontinued operations included repair and maintenance expenses totaling $11.1 million and $21.4 million for the three and six months ended June 30, 2007, respectively, and $10.3 million and $19.6 million for the three and six months ended June 30, 2006, respectively.
     Capital expenditures totaled $44.3 million and $23.2 million during the six months ended June 30, 2007 and 2006, respectively. Included in the $44.3 million for the six months ended June 30, 2007 is $25.3 million of non-recurring capital improvements on renovation and rehabilitation projects at certain of our multifamily properties.
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
     We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions are not sustained upon examination, we would be required to pay a deficiency dividend and associated interest for prior years. We have decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million and have recorded interest expense of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, for the interest related to the deficiency dividend for these transactions. Our period of uncertainty with respect to these real estate dispositions will expire within the next twelve months, at which time we would reverse the recorded liability to current period operations. We have no unrecognized tax benefits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, our adoption of SFAS No. 157 will have on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the fair value option for any of our financial instruments.
     Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We reclassified nine properties previously included in continuing operations to discontinued operations during the quarter ended June 30, 2007. Please see further discussion of assets held for sale in Note 4 – “Property Acquisitions, Dispositions and Assets Held for Sale.”
3. Per Share Data
     Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the six months ended June 30, 2007 and 2006, 3.0 million and 3.5 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive. For the three months ended June 30, 2007 and 2006, 3.0 million and 3.4 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.
     The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006
Basic earnings per share calculation
Income from continuing operations	$13,794	$8,096	$24,970	$19,485
Income from discontinued operations, including gain on sale	28,798	26,486	30,659	56,540

Net income	$42,592	$34,582	$55,629	$76,025

Diluted earnings per share calculation
Income from continuing operations	$13,794	$8,096	$24,970	$19,485
Income allocated to common units	6	5	9	10

Income from continuing operations, as adjusted	13,800	8,101	24,979	19,495
Income from discontinued operations, including gain on sale	28,798	26,486	30,659	56,540

Net income, as adjusted	$42,598	$34,587	$55,638	$76,035

Weighted average common shares outstanding	58,894	55,506	58,854	54,901
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	527	669	599	666
Common units	508	508	508	516

Weighted average common shares outstanding, as adjusted	59,929	56,683	59,961	56,083

     In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use the proceeds from asset sales and borrowings under our secured line of credit to fund any share repurchases. Under this share repurchase program, we repurchased 459,000 shares for a total of $31.1 million through June 30, 2007.
4. Property Acquisitions, Dispositions and Assets Held for Sale
     Acquisitions. During April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for $42.8 million and during June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. Due to the timing of the Camden Royal Palms acquisition, the purchase price allocation is still being evaluated.
     Discontinued Operations and Assets Held for Sale. For the three and six months ended June 30, 2007 and 2006, income from discontinued operations included the results of operations for twelve operating properties, containing 3,445 apartment homes, classified as held for sale, which included three operating properties sold during 2007. For the three and six months ended June 30, 2006, income from discontinued

operations also included the results of operations of eight operating properties sold during 2006. As of June 30, 2007, the nine operating properties held for sale had a net book value of $57.7 million.
     The following is a summary of income from discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006
Property revenues	$6,392	$9,631	$13,068	$20,893
Property expenses	3,147	4,857	6,327	10,432

Net operating income	3,245	4,774	6,741	10,461
Interest	118	121	236	242
Depreciation and amortization	786	1,596	2,033	3,539

Income from discontinued operations	$2,341	$3,057	$4,472	$6,680

     During the six months ended June 30, 2007, we recognized gains of $31.0 million from the sale of three operating properties, containing 930 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $48.7 million. Our restricted cash balance as of June 30, 2007 included $12.5 million in proceeds held with a qualified intermediary for use in a like-kind exchange. During the six months ended June 30, 2006, we recognized gains of $51.0 million from the sale of five operating properties, containing 1,781 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $87.8 million.
     At June 30, 2007, we had 5.7 acres of undeveloped land located in Southeast Florida and Dallas, with a net book value of $14.9 million, classified as held for sale.
5. Investments in Joint Ventures
     The joint ventures described below are accounted for using the equity method. These joint ventures have been funded with secured, third-party debt. We have guaranteed the repayment of the construction loans of four of our development joint ventures in an amount equal to our proportionate equity in the related joint venture. Additionally, we eliminate fee income from property management services to the extent of our ownership.
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
     As of June 30, 2007, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•	A 20% interest in 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets. We are providing property management services to the joint ventures and fees earned for these services totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively. At June 30, 2007, the joint ventures had total assets of $383.7 million and had third-party secured debt totaling $272.6 million.

•	A 15% interest in G&I V Midwest Residential LLC to which we sold nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri in September 2006. We are providing property management services to the joint venture, and fees earned for these services totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2007, respectively. At June 30, 2007, the joint venture had total assets of $239.4 million and had third-party secured debt totaling $169.0 million.

•	A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, Sierra-Nevada had total assets of $133.2 million and third-party secured debt totaling $179.9 million.

•	A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320-apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $20,000 and $40,000 for the three and six months ended June 30, 2007, respectively, and $19,000 and $39,000 for the three and six months ended June 30, 2006, respectively. At June 30, 2007, Denver West had total assets of $21.5 million and third-party secured debt totaling $16.9 million.

•	A 30% interest in Camden Plaza, LP to which we sold undeveloped land located in Houston, Texas in January 2006. The joint venture is developing a 271-apartment home community at a total estimated cost of $42.9 million. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $7.9 million at June 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.” At June 30, 2007, the joint venture had total assets of $40.7 million and had third-party secured debt totaling $28.1 million.

•	A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost of $107.1 million as of June 30, 2007. We provided construction management services to this joint venture and received fees for such services which totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2006, respectively. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $19.0 million at June 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.” At June 30, 2007, the joint venture had total assets of $105.1 million and had third-party secured debt totaling $74.4 million.

•	A 30% interest in Camden College Park, LP to which we sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community and has a total estimated cost of $139.9 million as of June 30, 2007. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.8 million and $1.4 million for the three and six months ended June 30, 2007, respectively. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $7.6 million at June 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.” At June 30, 2007, the joint venture had total assets of $102.7 million and had third-party secured debt totaling $81.0 million.

•	A 30% interest in two development joint ventures to which we contributed an aggregate of $2.3 million in cash in 2006. Each joint venture is developing a multifamily community located in Houston, Texas. One project has 340 apartment homes and a total estimated cost of $48.0 million, and the other project has 119 apartment homes and a total estimated cost of $30.0 million. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had a balance totaling $11.1 million at June 30, 2007, and are reported as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.” We are committed to funding an additional $7.8 million under the mezzanine loans. At June 30, 2007, the joint ventures had total assets of $21.7 million and had third-party secured debt totaling $2.0 million.

•	A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP to which we contributed $5.4 million in cash. Our venture partner, an unrelated third party, contributed $2.1 million in exchange for a 28% interest. Our venture partner’s interest is comprised of a 0.01% general partner interest and a 27.99% limited partner interest. The venture has purchased approximately 18 acres in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At June 30, 2007, the joint venture had total assets of $22.9 million and third-party secured debt totaling $15.1 million.
6. Other Minority Interests
     During the second quarter of 2007, we entered into a joint venture transaction where we received a 25% interest in CPT Development (Travis) LP in exchange for a contribution of $2.2 million in cash. Our ownership consists of a 0.1% general partner interest and a 24.9% limited partner interest. Our venture partner, an unrelated third party, contributed 3.1 acres of land in Houston in exchange for a 75% limited partner interest. The venture intends to develop the acreage into a multifamily community. As we are the general partner and our presumption of control has not been overcome based on rights granted to the limited partners, we are consolidating this venture, and at June 30, 2007, the joint venture had total assets of $2.5 million.
7. Third-party Construction Services
     At June 30, 2007, we were under contract on third-party construction projects ranging from $2.5 million to $20.8 million. We earn fees on these projects ranging from 3.4% to 9.3% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and $1.3 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and are included in “Fee and asset management income” in our condensed consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $17,000 and $0.7 million for the three and six months ended June 30, 2007, respectively, and $2.2 million and $2.5 million for the three and six months ended June 30, 2006, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our condensed consolidated statements of operations.
8. Notes Receivable
     We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of June 30, 2007, we had $11.6 million of secured notes receivable due from unrelated third parties. These notes, which mature through 2009, accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) + 2% to 9.25% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding notes receivable and believe these notes are collectible, and no impairment existed at June 30, 2007. Notes receivable outstanding as of December 31, 2006 totaled $3.9 million.
     We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 5, “Investments in Joint Ventures.” As of June 30, 2007 and December 31, 2006, the balance of “Notes receivable — affiliates” totaled $45.6 million and $41.5 million, respectively. The notes outstanding as of June 30, 2007 accrue interest at rates ranging from LIBOR + 3% to 14% per year and mature through 2010. Additionally, we eliminate interest and other income to the extent of our ownership.
9. Notes Payable
     The following is a summary of our indebtedness:

	June 30,	December	31,
(in millions)	2007	2006
Unsecured line of credit and short-term borrowings	$364.0	$206.0

Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	50.3	51.0
$150.0 million 5.98% Notes, due 2007	—	149.9
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.7	149.7
$200.0 million 5.93% Notes, due 2012	199.5	199.4
$200.0 million 5.45% Notes, due 2013	199.2	199.1
$250.0 million 5.08% Notes, due 2015	248.7	248.6
$300.0 million 5.75% Notes, due 2017	299.0	—

	1,596.1	1,447.4

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.2	26.6
$10.0 million 4.90% Notes, due 2010	11.0	11.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	38.4	38.8

	105.1	106.1

Total unsecured notes	2,065.2	1,759.5

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2007 — 2013	501.4	506.4
4.24% - 7.29% Tax-exempt Mortgage Notes, due 2025 - 2028	64.6	65.1

	566.0	571.5

Total notes payable	$2,631.2	$2,331.0

Floating rate debt included in unsecured line of credit (5.50% - 5.76%)	$364.0	$206.0
Floating rate tax-exempt debt included in secured notes (4.24% - 5.11%)	58.1	58.6
     We have a $600 million unsecured credit facility which matures in January 2010. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate and the scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2007.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At June 30, 2007, we had outstanding letters of credit totaling $20.6 million, and had $215.4 million available under our unsecured line of credit.
     On May 4, 2007, we issued $300 million in senior unsecured notes from our previously filed universal shelf registration statement. The public offering price of the notes was $299.0 million, and we received net proceeds of $297.0 million, after underwriter fees of $2.0 million. The notes bear interest at 5.7% beginning May 4, 2007, and interest is payable each May 15 and November 15, beginning November 15, 2007. The entire principal amount of the notes is due on May 15, 2017. The notes are redeemable at any time at our option, in whole or in part, at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. This provision is consistent with all our previously issued unsecured note offerings.
     At June 30, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.5% and 5.3%, respectively.
     Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 5.3 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate at June 30, 2007 are as follows:

		Weighted
		Average
( In millions )		Interest
Year ending December 31,	Amount	Rate
2007	$63.1	4.7%
2008	200.6	4.8
2009	198.1	5.0
2010	816.7	5.3
2011	248.3	6.5
2012 and thereafter	1,104.4	5.5

Total	$2,631.2	5.4%

10. Related Party Transactions
     We perform property management services for certain properties owned by joint ventures in which we own an interest. Management fees earned on these properties amounted to $0.8 million and $1.5 million during the three and six months ended June 30, 2007, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2006, respectively. See further discussion of fees earned from joint ventures for construction management and development services in Note 5, “Investments in Joint Ventures.”
     In conjunction with our merger with Summit Properties, Inc., we acquired employee notes receivable from former employees of Summit. At June 30, 2007, the notes receivable had an outstanding balance of $2.0 million, and were 100% secured by Camden common shares.
11. Share-based Compensation
     Share Awards. Share awards have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we used actual forfeiture history. At June 30, 2007, the unamortized value of share awards totaled $27.2 million.
     Valuation Assumptions. The weighted average fair value of options granted in 2007 was $11.04. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during 2007:

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
     Share-based Compensation Award Activity. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $2.7 million. As of June 30, 2007, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next twelve months.
     The following table summarizes share options outstanding and exercisable at June 30, 2007:

	Outstanding Options		Exercisable Options
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$24.88-$41.90	337,992	$35.70	337,992	$35.70	4.4
$42.90-$43.90	355,486	42.98	355,486	42.98	6.5
$44.00-$73.32	466,360	49.49	399,694	50.15	6.3

Total options	1,159,838	$43.48	1,093,172	$43.35	5.8

     The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Options /	Exercise /	Contractual	Aggregate
	Share Awards	Grant	Term	Intrinsic
	Outstanding	Price	(in years)	Value (1)
Outstanding at January 1, 2007	3,452,711	$38.25
Granted	248,936	77.58
Exercised	(114,037)	37.80
Forfeited	(59,262)	59.61

Outstanding at June 30, 2007	3,528,348	$40.44	5.8	$93,607,072

Vested share awards	1,831,314	$34.19

(1)	Intrinsic value is calculated using the closing price of our common shares on June 29, 2007 of $66.97 per share.
12. Net Change in Operating Accounts
     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Six Months
	Ended June 30,
(in thousands)	2007	2006
Decrease (increase) in assets:
Other assets, net	$(2,376)	$(7,742)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(10,410)	(2,644)
Accrued real estate taxes	6,356	5,699
Distributions payable	3,980	3,957
Other liabilities	(5,970)	7,780

Change in operating accounts	$(8,420)	$7,050

13. Commitments and Contingencies
     Construction Contracts. As of June 30, 2007, we were obligated for approximately $94.6 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
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
     Lease Commitments. At June 30, 2007, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively. Minimum annual rental commitments for the remainder of 2007 are $1.4 million and for the years ending December 31, 2008 through 2011 are $2.6 million, $2.3 million, $2.1 million and $1.7 million, respectively, and $7.9 million in the aggregate thereafter.
14. Income Taxes
     We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Historically, we have only incurred state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. We have provided for income, franchise and margin taxes in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 primarily for state and local taxes associated with property dispositions, entity level taxes for our taxable operating partnerships and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
15. Subsequent Events
     Subsequent to June 30, 2007, we repurchased 283,865 common shares at a total cost of $18.9 million using proceeds available under our unsecured line of credit.

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
Executive Summary
     Based on our results for the six months ended June 30, 2007 and the projected economic conditions, we expect moderate growth during the remainder of 2007 from the revenue generated by our stabilized communities. The economic factors affecting our revenue growth include continued job growth and population growth in a number of markets in which we operate, as well as decreased housing affordability due to rising interest rates resulting in multifamily apartment communities being an economically attractive alternative to purchasing a single-family home which positively affects apartment housing demand.
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

Property Portfolio
     Our multifamily property portfolio, excluding land held for future development, is summarized as follows:

	June 30, 2007		December 31, 2006
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas (1)	7,773	20	7,773	21
Houston, Texas	5,696	13	5,696	13
Tampa, Florida	5,987	13	5,635	12
Charlotte, North Carolina	4,146	17	4,146	17
Washington, D.C. Metro	4,157	12	3,834	11
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Austin, Texas	2,778	9	2,525	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
St. Louis, Missouri	1,447	4	2,123	6
Louisville, Kentucky	1,194	4	1,448	5
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	1,196	4	846	3
Other	1,468	4	1,468	4

Total Operating Properties	64,191	186	63,843	186

Properties Under Development
Washington, D.C. Metro	1,914	5	2,237	6
Houston, Texas	1,109	4	650	2
Austin, Texas	208	1	—	—
San Diego/Inland Empire, California	—	—	350	1
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	261	1	261	1

Total Properties Under Development	3,782	12	3,788	11

Total Properties	67,973	198	67,631	197

Less: Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Dallas, Texas	456	1	456	1
Houston, Texas	1,946	6	1,487	4
Washington, D.C. Metro	508	1	508	1
Denver, Colorado	320	1	320	1
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
St. Louis, Missouri	1,447	4	1,447	4
Louisville, Kentucky	1,194	4	1,194	4
Other	596	1	596	1

Total Joint Venture Properties	12,217	41	11,758	39

Total Properties Owned 100%	55,756	157	55,873	158

(1)	Effective January 1, 2007, the operations of two adjacent properties were combined.

(2)	Refer to Note 5, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
     We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the six months ended June 30, 2007, stabilization was achieved at three recently completed properties as follows:

	Number of	Date of
	Apartment	Construction	Date of
Property and Location	Homes	Completion	Stabilization
Camden Fairfax Corner Fairfax, VA	488	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	3Q06	2Q07
Camden Clearbrook Frederick, MD	297	1Q07	2Q07
Acquisitions
     During April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for $42.8 million and during June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. Due to the timing of the Camden Royal Palms acquisition, the purchase price allocation is still being evaluated.
Discontinued Operations and Assets Held for Sale
     Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of June 30, 2007. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss on the disposal of the held for sale properties is also classified as discontinued operations. We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.

     A summary of our dispositions during 2007 and properties held for sale as of June 30, 2007 is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)
Sold
Camden Taravue St. Louis, MO	304	2Q07	1975	—
Camden Trace Maryland Heights, MO	372	2Q07	1972	—
Camden Downs Louisville, KY	254	2Q07	1975	—

Total apartment homes sold	930
Held for Sale
Camden Eastchase Charlotte, NC	220	n/a	1986	$4.8
Camden Glen Greensboro, NC	304	n/a	1980	4.8
Camden Isles Tampa, FL	484	n/a	1983/1985	8.6
Camden Pinnacle Westminster, CO	224	n/a	1985	11.0
Camden Ridge Ft. Worth, TX	208	n/a	1985	3.7
Camden Ridgeview Austin, TX	167	n/a	1984	4.1
Camden Terrace Ft. Worth, TX	340	n/a	1984	5.9
Camden Timber Creek Charlotte, NC	352	n/a	1984	10.1
Camden Wendover Greensboro, NC	216	n/a	1985	4.7

Total apartment homes held for sale	2,515			$57.7

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of June 30, 2007.
     During the six months ended June 30, 2007, we recognized gains of $31.0 million from the sale of three operating properties, containing 930 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $48.7 million. During the six months ended June 30, 2006, we recognized gains of $51.0 million from the sale of five operating properties, containing 1,781 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $87.8 million.
     At June 30, 2007, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.4
Dallas	2.6	2.5

Total land held for sale		$14.9

Development and Lease-Up Properties
     At June 30, 2007, we had three completed properties in lease-up as follows:

	Number of		% Leased	Date of	Estimated
($ in millions)	Apartment	Cost to	at	Construction	Date of
Property and Location	Homes	Date	7/31/07	Completion	Stabilization
In Lease-Up: Wholly-Owned
Camden Westwind Ashburn, VA	464	$95.0	90.1%	2Q06	3Q07
Camden Royal Oaks Houston, TX	236	20.9	62.7%	3Q06	1Q08
Camden Old Creek San Marcos, CA	350	92.1	75.4%	1Q07	4Q07

Total — wholly-owned	1,050	$208.0

     At June 30, 2007, we had several properties, which we were developing, in various stages of construction as follows:

				Included in	Estimated
	Number of			Properties	Date of	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Construction	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization
Under Construction:
Wholly-Owned
Camden Monument Place Fairfax, VA	368	$64.0	$58.3	$38.1	4Q07	2Q08
Camden Potomac Yards Arlington, VA	379	110.0	92.3	92.3	4Q07	4Q08
Camden City Centre Houston, TX	379	54.0	46.5	29.0	4Q07	3Q08
Camden Summerfield Landover, MD	291	68.0	43.1	43.1	4Q08	1Q09
Camden Orange Court Orlando, FL	261	49.0	32.5	32.5	3Q08	1Q09
Camden Circle C Austin, TX	208	27.0	4.6	4.6	4Q08	1Q09
Camden Dulles Station Oak Hill, VA	368	77.0	35.7	35.7	1Q09	3Q09

Total — wholly-owned	2,254	$449.0	$313.0	$275.3

Under Construction — Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	$104.3		4Q07	1Q08
Camden Plaza Houston, TX	271	42.9	40.4		3Q07	2Q08
Camden College Park College Park, MD	508	139.9	100.7		1Q09	4Q09

Total — joint ventures	1,069	$289.9	$245.4

     At June 30, 2007, we had two joint venture properties under construction which were being developed by a third party, as follows:

	Number of
($ in millions)	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Braeswood Place Houston, TX	340	$48.0	$14.8
Belle Meade Houston, TX	119	30.0	6.3
     Our condensed consolidated balance sheet at June 30, 2007 included $454.6 million related to wholly-owned properties under development. Of this amount, $275.3 million related to our wholly-owned projects currently under development. Additionally, at June 30, 2007, we had $179.3 million invested in land held for future development, which includes $136.8 million related to projects we expect to begin constructing during the next twelve months. We also had $36.4 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we may utilize this land to further develop apartment homes in these areas, or sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.
Results of Operations
     Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
Average monthly property revenue per apartment home	$1,006	$939	$999	$932
Annualized total property expenses per apartment home	$4,465	$4,189	$4,435	$4,157
Weighted average number of operating apartment homes owned 100%	50,221	51,327	49,937	51,130
Weighted average occupancy of operating apartment homes owned 100%	94.2%	95.4%	94.4%	95.8%
Property-level operating results
     The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2007 as compared to the same period in 2006:

	Apartment	Three Months				Six Months
	Homes	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	At 6/30/07	2007	2006	$	%	2007	2006	$	%
Property revenues
Same store communities	42,089	$125,418	$119,375	$6,043	5.1%	$248,893	$236,781	$12,112	5.1%
Non-same store communities	7,848	21,916	16,508	5,408	32.8	42,698	32,070	10,628	33.1
Development and lease-up communities	3,304	3,146	917	2,229	243.1	5,556	1,324	4,232	319.6
Dispositions/other	—	1,081	7,845	(6,764)	(86.2)	2,220	15,621	(13,401)	(85.8)

Total property revenues	53,241	$151,561	$144,645	$6,916	4.8%	$299,367	$285,796	$13,571	4.7%

Property expenses
Same store communities	42,089	$45,851	$44,253	$1,598	3.6%	$91,405	$87,879	$3,526	4.0%
Non-same store communities	7,848	8,230	6,209	2,021	32.5	15,547	11,874	3,673	30.9
Development and lease-up communities	3,304	1,543	388	1,155	297.7	2,787	570	2,217	388.9
Dispositions/other	—	429	3,047	(2,618)	(85.9)	1,003	6,092	(5,089)	(83.5)

	53,241	$56,053	$53,897	$2,156	4.0%	$110,742	$106,415	$4,327	4.1%

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

Same store analysis
     Same store property revenues for the three months ended June 30, 2007 increased $6.0 million, or 5.1%, from the same period in 2006 resulting primarily from higher rental income per apartment home in all of our markets and increases in other property income, partially offset by declines in occupancy. Same store property revenues for the six months ended June 30, 2007 increased $12.1 million, or 5.1%, from the same period in 2006 resulting primarily from higher rental income per apartment home in all of our markets and increases in other property income, partially offset by declines in occupancy. Other property income increased due to utility rebillings primarily due to our implementation of CamdenTV, which provides cable services to our residents. Our revenue growth was partially the result of improving market fundamentals including growth in employment and population in the majority of our markets, the increasing cost of ownership versus rental, and rising interest rates and construction costs limiting new supply. We believe our operating performance was also the result of the continued operational and technological enhancements we are making at many of our communities, which have created efficiencies and allowed us to take advantage of improvements in the rental market.
     Total property expenses from our same store communities increased $1.6 million, or 3.6%, for the three months ended June 30, 2007 as compared to the same period in 2006. The increases in same store property expenses were primarily due to increases in repair and maintenance, utilities and real estate tax expenses. These three expense categories represent an aggregate of approximately 64% of total property expenses for the three months ended June 30, 2007.
     Total property expenses from our same store communities increased $3.5 million, or 4.0%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increases in same store property expenses were primarily due to increases in repair and maintenance, utilities, property insurance and real estate tax expenses. These four expense categories represent an aggregate of approximately 69% of total property expenses for the six months ended June 30, 2007.
Non-same store and other analysis
     Property revenues from non-same store, development and lease-up communities increased $7.6 million and $14.9 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increases during the periods were primarily due to the completion and lease-up of properties in our development pipeline. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
     Property revenues from dispositions/other decreased $6.8 million and $13.4 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Dispositions/other property revenues earned during the three and six months ended June 30, 2007 primarily related to retail lease income of $1.0 million and $1.8 million, respectively. For the three and six months ended June 30, 2006, dispositions/other property revenues earned primarily related to properties partially sold to joint ventures in 2006 of $6.9 million and $13.6 million, respectively, and retail lease income of $0.9 million and $1.7 million, respectively.
     Property expenses from non-same store, development and lease-up communities increased $3.2 million and $5.9 million for the three and six months ended June 30, 2007, respectively, as compared to 2006. The increase in expenses during each period was primarily due to the completion and lease-up of properties in our development pipeline.
     Property expenses from dispositions/other decreased $2.6 million and $5.1 million for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006. The decrease during the three months ended June 30, 2007 as compared to the same period in 2006 was due to the disposition of properties partially sold to joint ventures during 2006.
Non-property income

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Fee and asset management	$2,420	$3,120	$(700)	(22.4)%	$4,806	$5,597	$(791)	(14.1)%
Interest and other income	1,810	3,611	(1,801)	(49.9)	3,372	4,364	(992)	(22.7)
Income on deferred compensation plans	4,835	2,331	2,504	107.4	7,141	2,381	4,760	199.9

	$9,065	$9,062	$3	0.0%	$15,319	$12,342	$2,977	24.1%

     Fee and asset management income decreased $0.7 million and $0.8 million for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006. The decreases were primarily due to decreases in construction fees earned from third party projects which decreased $1.1 million and $1.2 million for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006. These decreases were partially offset by increases in fees earned from joint ventures which increased $0.3 million and $0.4 million for the three and six months ended June 30, 2007, respectively as compared to the same period in 2006.

     Interest and other income decreased $1.8 million and $1.0 million for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, decreased $0.1 million for the three months ended June 30, 2007 as compared to the same period in 2006. Interest income increased $0.3 million for the six months ended June 30, 2007 as compared to the same period in 2006. Changes in interest income are due to the timing of issuance new loans and repayments of existing loans. Other income, which represents income recognized upon the settlement of legal, insurance and warranty claims and proceeds from sales of technology investments, totaled $0.6 million and $0.9 million for the three and six months ended June 30, 2007, respectively, compared to $2.3 million for the three and six months ended June 30, 2006. Fluctuations of other income are due to the timing of the proceeds received and amounts are recognized into income when collected.
     Income on deferred compensation plans increased $2.5 million and $4.8 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The changes in income primarily relate to the performance of the assets held in deferred compensation plans for participants.
Other expenses

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Property management	$4,800	$4,966	$(166)	(3.3)%	$9,528	$9,192	$336	3.7%
Fee and asset management	811	3,238	(2,427)	(75.0)	2,431	4,604	(2,173)	(47.2)
General and administrative	7,912	8,036	(124)	(1.5)	15,966	15,450	516	3.3
Interest	29,279	31,259	(1,980)	(6.3)	57,069	62,174	(5,105)	(8.2)
Depreciation and amortization	39,311	39,645	(334)	(0.1)	78,388	75,108	3,280	4.4
Amortization of deferred financing costs	906	909	(3)	(4.0)	1,819	1,950	(131)	(6.7)
Expense on deferred compensation plans	4,835	2,331	2,504	107.4	7,141	2,381	4,760	199.9

Total other expenses	$87,854	$90,384	$(2,530)	(2.8)%	$172,342	$170,859	$1,483	0.9%

     Property management expense, which represents regional supervision and accounting costs related to property operations, decreased $0.2 million for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease was primarily due to relocation costs recorded in 2006 associated with regional office employees. Property management expenses were 3.2% and 3.4% of total property revenues for the three months ended June 30, 2007 and 2006, respectively.
     Property management expense increased $0.3 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increases were primarily due to salary and benefit expenses, including increases in long-term incentive compensation partially offset by decreases in relocation costs. Property management expenses were 3.2% of total property revenues for the six months ended June 30, 2007 and 2006.
     Fee and asset management expense, which represents expenses related to third-party construction projects and property management, decreased $2.4 million and $2.2 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. These decreases were primarily due to decreases in costs and cost over-runs on third-party construction projects which decreased $2.2 million and $1.8 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.
     General and administrative expenses decreased $0.1 million for the three months ended June 30, 2007 as compared to the same period in 2006, and were 5.0% and 5.2% of total revenues for the three months ended June 30, 2007 and 2006, respectively. General and administrative expenses increased $0.5 million for the six months ended June 30, 2007 as compared to the same period in 2006, and were 5.1% and 5.2% of total revenues for the six months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses for the six months ended June 30, 2007 was primarily due to increases in salary and benefit expenses, including executive severance costs incurred during the first quarter of 2007.
     Gross interest cost before interest capitalized to development properties decreased $2.1 million and $5.3 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The overall decrease in interest expense was due primarily to the repayment of debt utilizing proceeds of $255.1 million from our equity offering in June 2006. This decrease was partially offset by an increase in debt outstanding as a result of continued funding of our development pipeline and increases in the effective interest rate associated with variable rate debt. Interest capitalized decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.
     Depreciation and amortization expenses decreased $0.3 million for the three months ended June 30, 2007 as compared to the same period in 2006, and increased $3.3 million for the six months ended June 30, 2007 as compared to the same period in 2006. Fluctuation of depreciation and amortization expenses from period to period is due to the timing of assets acquired or disposed, new development and capital improvements placed in service during the preceding year.
     Expense on deferred compensation plans increased $2.5 million and $4.8 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The changes in expense primarily related to the performance of the assets held in deferred compensation plans for participants.

	Three Months				Six Months
Other	Ended June 30,		Change		Ended June 30,		Change
(in thousands)	2007	2006	$	%	2007	2006	$	%
Gain on sale of properties, including land	$—	$810	$810	100.0%	$—	$1,309	$1,309	100.0%
Equity in income of joint ventures	484	569	(85)	(14.9)	1,219	2,886	(1,667)	(57.8)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—	(3,500)	(3,500)	—	—
Income allocated to common units and other minority interests	(1,343)	(959)	(384)	(40.0)	(2,130)	(2,074)	(56)	(2.7)
Income tax expense — current	(316)	—	(316)	(100.0)	(2,221)	—	(2,221)	(100.0)
     Gain on sale of properties for the three and six months ended June 30, 2006 relate to gains recognized upon the sale of undeveloped land during those periods.
     Equity in income of joint ventures decreased $0.1 million for the three months ended June 30, 2007 as compared to the same period in 2006 and was primarily due to changes in the performance of assets owned through joint ventures from period to period. Equity in income of joint ventures decreased $1.7 million for the six months ended June 30, 2007 as compared to the same period in 2006. This decrease was primarily due to gains recognized of $1.8 million during the first quarter of 2006 from the sale of two properties held through joint ventures, partially offset by an increase in assets and the performance of assets owned through joint ventures.
     Income tax expense, which relates to entity level taxes for our taxable operating partnerships and other state and local taxes, was $0.3 million and $2.2 million for the three and six months ended June 30, 2007. These taxes primarily related to new state tax laws which were effective during the past year, including the new Texas margin tax.
Funds from Operations (“FFO”)
     Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Diluted FFO also assumes conversion of all dilutive convertible securities, including convertible minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help compare the operating performance of a company’s real estate between periods or as compared to different companies.
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
     Reconciliations of net income to diluted FFO for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006
Funds from operations
Net income	$42,592	$34,582	$55,629	$76,025
Real estate depreciation, including discontinued operations	39,404	40,579	79,010	77,324
Adjustments for unconsolidated joint ventures	1,225	764	2,311	1,545
Gain on sale of properties, including discontinued operations, net of taxes	(30,976)	(23,652)	(29,792)	(52,807)
Income allocated to common units, including discontinued operations	5,567	1,130	6,573	3,155

Funds from operations — diluted	$57,812	$53,403	$113,731	$105,242

Weighted average shares — basic	58,894	55,506	58,854	54,901
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	526	669	599	666
Common units	3,494	3,908	3,514	3,972

Weighted average shares — diluted	62,914	60,083	62,967	59,539

     Gain on sale of properties, including discontinued operations, net of taxes included in FFO for the three and six months ended June 30, 2007 includes income tax expense of $1.2 million associated with the gains recognized on depreciable operating property sales during 2006. Adjustments for unconsolidated joint ventures included in FFO for the six months ended June 30, 2006 includes net gains totaling $1.8 million from the sale of properties held in joint ventures. Included in the net gains recognized during the six months ended June 30, 2006 are $0.4 million in prepayment penalties associated with the repayment of mortgages in connection with the sales of each property.

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
     Our interest expense coverage ratio, net of capitalized interest, was 3.0 and 2.8 times for the three months ended June 30, 2007 and 2006, respectively, and 3.1 and 2.7 for the six months ended June 30, 2007 and 2006, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At June 30, 2007 and 2006, 81.3% and 79.4%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 5.3 years at June 30, 2007.
     As a result of the cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the remainder of 2007 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
     One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. For unsecured notes, we anticipate no significant portion of the principal of those notes will be repaid prior to maturity. Additionally, as of June 30, 2007, we had several development projects in various stages of construction, for which a total estimated cost of $136.0 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our shelf registration statement, draws on our unsecured credit facility and property dispositions.
     In June 2007, we announced our Board of Trust Managers had declared a dividend distribution of $0.69 per share to holders of record as of June 29, 2007 of our common shares. The dividend was subsequently paid on July 17, 2007. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.76 per share or unit.
     In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use the proceeds from asset sales and borrowings under our secured line of credit to fund any share repurchases. Under this share repurchase program, we repurchased 459,000 shares for a total of $31.1 million through June 30, 2007. Subsequent to June 30, 2007, we repurchased 283,865 common shares at a total cost of $18.9 million.
     Net cash provided by operating activities decreased $5.6 million, or 4.8%, from $116.0 million for the six months ended June 30, 2006 to $110.4 million for the same period in 2007. This decrease was primarily due to timing of accounts payable and other liabilities associated with construction and development costs on third party projects. See further detail in Note 11, “Net Change in Operating Accounts.” This decrease was partially offset by additional property revenues from recently developed properties and growth in property revenues from our stabilized portfolio.
     Cash flows used in investing activities during the six months ended June 30, 2007 totaled $299.9 million, as compared to $173.3 million during the same period in 2006. We incurred $319.5 million in property development, acquisition and capital improvement costs during the six months ended June 30, 2007 as compared to $178.7 million during the same period in 2006. See further detail of our properties under development in “Development and Lease-Up Properties.” Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $50.5 million for the six months ended June 30, 2007 compared to

$107.5 million for the six months ended June 30, 2006. Loans funded under our mezzanine financing program totaled $12.8 million and $23.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Net cash provided by financing activities totaled $191.5 million and $105.5 million for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by financing activities during both periods included increases in balances outstanding under our unsecured line of credit which was used to fund development, acquisition and capital improvement activity during the periods. During the six months ended June 30, 2007, we received proceeds of $299.0 million from the issuance of unsecured debt, and we received proceeds of $255.1 million during the six months ended June 30, 2006 from the issuance of common shares. Both the issuance of debt and equity were completed to reduce the amount of borrowings outstanding under our unsecured line of credit. Repayments of notes payables for the six months ended June 30, 2007 and 2006 totaled $157.1 million and $82.2 million, respectively, due most to maturities of unsecured debt of $150.0 million and $75.0 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, during the six months ended June 30, 2007, we repurchased $20.1 million in common shares and units, compared to $0.1 million for the same period in 2006.
Financial Flexibility
     We have a $600 million unsecured line of credit facility which matures in January 2010. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2007.
     Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At June 30, 2007, we had outstanding letters of credit totaling $20.6 million, and had $215.4 million available, under our unsecured line of credit.
     On May 4, 2007, we issued $300 million in senior unsecured notes from our previously filed universal shelf registration statement. The public offering price of the notes was $299.0 million, and we received net proceeds of $297.0 million, after underwriter fees of $2.0 million. The notes bear interest at 5.7% beginning May 4, 2007, and interest is payable each May 15 and November 15, beginning November 15, 2007. The entire principal amount of the notes is due on May 15, 2017. The notes are redeemable at any time at our option, in whole or in part, at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. This provision is consistent with all our previously issued unsecured note offerings.
     At June 30, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.5% and 5.3%, respectively.
     We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 that became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of June 30, 2007, we had 56,408,459 common shares outstanding.
     The joint ventures in which we have an interest have been funded with secured, third-party debt. We are committed to funding an additional $7.8 million under mezzanine loans provided to joint ventures. We have guaranteed the repayment of the construction loans of four of our development joint ventures in an amount equal to our proportionate equity in the related joint venture. See further discussion of our investments in various joint ventures in Note 5 to our Condensed Consolidated Financial Statements.
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
     We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions are not sustained upon examination, we would be required to pay a deficiency dividend and associated interest for prior years. We have decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million and have recorded interest expense of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, for the interest related to the deficiency dividend for these transactions. Our period of uncertainty with respect to these real estate dispositions will expire within the next twelve months, at which time we would reverse the recorded liability to current period operations. We have no unrecognized tax benefits.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, our adoption of SFAS No. 157 will have on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the fair value option for any of our financial instruments.
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
     Subsequent to June 30, 2007, we completed our conversion of our accounting systems to the J.D. Edwards financial accounting system. As with any material change in our internal control over financial reporting, the design of this application, along with the design of the internal controls included in our processes, were evaluated for effectiveness. No other changes in our internal control over financial reporting have occurred subsequent to June 30, 2007 which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For further discussion regarding legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number of		as Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased Under
	Purchased	Paid per Share	Programs	the Program (1)
Month ended April 30, 2007	—	$—	—	$250,000,000
Month ended May 31, 2007	121,700	67.87	121,700	241,741,000
Month ended June 30, 2007	337,300	67.72	337,300	218,899,000
Total	459,000	67.76	459,000

(1)	In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases, and privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 1, 2007, at which time, the shareholders elected all nine of the nominees for Trust Manager by the following vote:

			Broker
	Affirmative	Abstentions	Non-Voters
Richard J. Campo	49,067,095	775,566	—
D. Keith Oden	48,920,665	921,996	—
F. Gardner Parker	48,926,640	916,021	—
William R. Cooper	49,170,177	672,484	—
William B. McGuire, Jr.	40,878,462	8,964,199	—
William F. Paulsen	40,878,605	8,964,056	—
Scott S. Ingraham	49,390,835	451,826	—
Steven A. Webster	43,538,051	6,304,610	—
Lewis A. Levey	49,424,994	417,667	—
The shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2007 by the following vote:

			Broker
Affirmative	Negative	Abstentions	Non-Voters
49,659,357	138,879	44,425	—

Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	August 3, 2007

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.