Form 10-K/A
period 2006-12-31
CAMDEN PROPERTY TRUST
filed 2007-09-06
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-12110
CAMDEN PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6088377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Greenway Plaza, Suite 1300 Houston, Texas (Address of principle executive offices)	77046 (Zip Code)
Registrant’s telephone number, including area code: (713) 354-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Consent of Deloitte & Touche LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Consolidated Financial Statements and Report of G&I V Midwest Residential, LLC
Financial Statements and Report of CPT Addison, LP
Financial Statements and Report of CPT Fountain Palms, LP
Financial Statements and Report of CPT Holly Springs, LP
Financial Statements and Report of CPT Park, LP
Financial Statements and Report of CPT Parkside, LP
Financial Statements and Report of CPT Pecos Ranch, LP
Financial Statements and Report of CPT Pines, LP
Financial Statements and Report of CPT Sierra, LP
Financial Statements and Report of CPT Sugar Grove, LP
Financial Statements and Report of CPT Summit, LP
Financial Statements and Report of CPT Tiara, LP
Financial Statements and Report of CPT Towne Center, LP

Explanatory Paragraph
     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Filing”), solely for the purpose of including audited financial statements for certain of our equity investments. This Form 10-K/A does not in any other way modify or update other disclosures in, or exhibits to, the Original Filing.
     As a result of this amendment, the management certifications, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of this amendment:

Exhibit No.	Description
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of G&I V Midwest Residential, LLC for the Period from September 20, 2006 (Date of Inception) through December 31, 2006, and Report of Independent Registered Public Accounting Firm

99.2	Financial Statements of CPT Addison, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.3	Financial Statements of CPT Fountain Palms, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.4	Financial Statements of CPT Holly Springs, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.5	Financial Statements of CPT Park, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.6	Financial Statements of CPT Parkside, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.7	Financial Statements of CPT Pecos Ranch, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.8	Financial Statements of CPT Pines, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.9	Financial Statements of CPT Sierra, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

Exhibit No.	Description
99.10	Financial Statements of CPT Sugar Grove, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.11	Financial Statements of CPT Summit, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.12	Financial Statements of CPT Tiara, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.13	Financial Statements of CPT Towne Center, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

September 6, 2007	CAMDEN PROPERTY TRUST
	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President & Chief Accounting Officer

3

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of G&I V Midwest Residential, LLC for the Period from September 20, 2006 (Date of Inception) through December 31, 2006, and Report of Independent Registered Public Accounting Firm

99.2	Financial Statements of CPT Addison, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.3	Financial Statements of CPT Fountain Palms, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.4	Financial Statements of CPT Holly Springs, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.5	Financial Statements of CPT Park, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.6	Financial Statements of CPT Parkside, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.7	Financial Statements of CPT Pecos Ranch, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.8	Financial Statements of CPT Pines, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.9	Financial Statements of CPT Sierra, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

Exhibit No.	Description
99.10	Financial Statements of CPT Sugar Grove, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.11	Financial Statements of CPT Summit, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.12	Financial Statements of CPT Tiara, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

99.13	Financial Statements of CPT Towne Center, LP for the Year Ended December 31, 2006, and the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Report of Independent Registered Public Accounting Firm

2