Form 10-Q
period 2007-09-30
CAMDEN PROPERTY TRUST
filed 2007-11-02
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of October 31, 2007, there were 55,546,238 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands)	2007	2006
ASSETS
Real estate assets, at cost
Land	$714,044	$693,312
Buildings and improvements	4,215,662	4,036,286

	4,929,706	4,729,598
Accumulated depreciation	(827,944)	(762,011)

Net operating real estate assets	4,101,762	3,967,587
Properties under development, including land	488,620	369,861
Investments in joint ventures	12,243	9,245
Properties held for sale, including land	73,325	32,763

Total real estate assets	4,675,950	4,379,456

Accounts receivable — affiliates	36,171	34,170
Notes receivable
Affiliates	48,172	41,478
Other	11,565	3,855
Other assets, net	129,810	121,336
Cash and cash equivalents	1,207	1,034
Restricted cash	5,904	4,721

Total assets	$4,908,779	$4,586,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Notes payable
Unsecured	$2,198,628	$1,759,498
Secured	565,564	571,478
Accounts payable and accrued expenses	110,643	124,834
Accrued real estate taxes	42,151	23,306
Distributions payable	44,180	43,068
Other liabilities	117,317	105,999

Total liabilities	3,078,483	2,628,183

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	104,176	115,280
Other minority interests	10,740	10,306

Total minority interests	212,841	223,511

Shareholders’ equity
Common shares of beneficial interest	654	650
Additional paid-in capital	2,207,333	2,183,622
Distributions in excess of net income	(269,667)	(213,665)
Employee notes receivable	(1,963)	(2,036)
Treasury shares, at cost	(318,902)	(234,215)

Total shareholders’ equity	1,617,455	1,734,356

Total liabilities and shareholders’ equity	$4,908,779	$4,586,050

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Property revenues
Rental revenues	$137,394	$135,212	$405,889	$396,049
Other property revenues	17,630	14,594	48,502	39,553

Total property revenues	155,024	149,806	454,391	435,602

Property expenses
Property operating and maintenance	44,328	43,947	121,884	118,782
Real estate taxes	16,550	15,827	49,736	47,407

Total property expenses	60,878	59,774	171,620	166,189

Non-property income
Fee and asset management	1,765	5,433	6,571	11,030
Sale of technology investments	—	1,602	—	1,602
Interest and other income	2,008	1,733	5,380	6,097
Income on deferred compensation plans	1,261	1,927	8,402	4,308

Total non-property income	5,034	10,695	20,353	23,037

Other expenses
Property management	4,448	4,629	13,976	13,821
Fee and asset management	971	3,689	3,402	8,293
General and administrative	8,110	9,849	24,076	25,299
Interest	27,737	29,055	84,806	91,229
Depreciation and amortization	42,446	39,173	120,834	114,281
Amortization of deferred financing costs	913	941	2,732	2,891
Expense on deferred compensation plans	1,261	1,927	8,402	4,308

Total other expenses	85,886	89,263	258,228	260,122

Income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests and income taxes	13,294	11,464	44,896	32,328
Gain on sale of properties, including land	—	96,247	—	97,556
Equity in income (loss) of joint ventures	(147)	1,628	1,072	4,514
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)
Income allocated to common units and other minority interests	(1,225)	(12,303)	(3,355)	(14,377)

Income from continuing operations before income taxes	10,172	95,286	37,363	114,771
Income tax expense — current	(353)	—	(2,574)	—

Income from continuing operations	9,819	95,286	34,789	114,771
Income from discontinued operations	2,252	1,691	6,724	8,371
Gain on sale of discontinued operations	—	29,350	30,976	80,394
Income from discontinued operations allocated to common units	(219)	(870)	(5,008)	(2,054)

Net income	$11,852	$125,457	$67,481	$201,482

Earnings per share — basic
Income from continuing operations	$0.17	$1.63	$0.59	$2.05
Income from discontinued operations, including gain on sale	0.03	0.52	0.56	1.54

Net income	$0.20	$2.15	$1.15	$3.59

Earnings per share — diluted
Income from continuing operations	$0.17	$1.57	$0.58	$1.98
Income from discontinued operations, including gain on sale	0.03	0.50	0.55	1.48

Net income	$0.20	$2.07	$1.13	$3.46

Distributions declared per common share	$0.69	$0.66	$2.07	$1.98
Weighted average number of common shares outstanding	58,073	58,348	58,590	56,063
Weighted average number of common and common dilutive equivalent shares outstanding	58,993	61,250	59,634	58,904
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$67,481	$201,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	122,867	119,295
Amortization of deferred financing costs	2,732	2,897
Equity in income of joint ventures	(1,072)	(4,514)
Distributions of income from joint ventures	3,977	—
Gain on sale of properties, including land	—	(97,556)
Gain on sale of discontinued operations	(30,976)	(80,394)
Gain on sale of technology investments	—	(1,602)
Income allocated to common units and other minority interests	8,363	16,431
Accretion of discount on unsecured notes payable	449	541
Amortization of share-based compensation	5,208	5,966
Interest on notes receivable — affiliates	(4,281)	(81)
Net change in operating accounts	10,265	24,384

Net cash from operating activities	185,013	186,849

Cash flows from investing activities
Increase in real estate assets	(425,828)	(365,222)
Proceeds from sales of properties, including land and discontinued operations	48,679	150,958
Proceeds from the sale of technology investments	—	1,602
Proceeds from sales of assets to joint ventures	—	222,791
Distributions of investment from joint ventures	2,463	36,545
Investment in joint ventures	(5,823)	(5,490)
Issuance of notes receivable — other	(8,710)	—
Payments received on notes receivable — other	1,000	9,406
Increase in notes receivable — affiliates	(2,491)	(31,173)
Earnest money deposits on potential transactions	(825)	(2,895)
Payment of merger related liabilities	—	(5,724)
Change in restricted cash	(1,183)	(452)
Increase in non-real estate assets and other	(5,886)	(3,199)

Net cash from investing activities	(398,604)	7,147

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2007	2006
Cash flows from financing activities
Net increase (decrease) in unsecured line of credit and short-term borrowings	$342,000	$(237,000)
Proceeds from notes payable	307,990	—
Repayment of notes payable	(217,223)	(85,654)
Proceeds from issuance of common shares	—	254,932
Distributions to shareholders and minority interests	(133,694)	(123,177)
Repurchase of common shares and units	(85,349)	(169)
Net (increase) decrease in accounts receivable — affiliates	(1,730)	841
Common share options exercised	3,611	3,220
Repayment of employee notes receivable	151	112
Payment of deferred financing costs	(3,435)	(2,684)
Other	1,443	2,068

Net cash from financing activities	213,764	(187,511)

Net increase in cash and cash equivalents	173	6,485
Cash and cash equivalents, beginning of period	1,034	1,576

Cash and cash equivalents, end of period	$1,207	$8,061

Supplemental information
Cash paid for interest, net of interest capitalized	$80,254	$90,343
Cash paid for income taxes	2,570	—

Supplemental schedule of noncash investing and financing activities
Acquisition of Summit Properties, Inc:
Fair value of assets acquired	$—	$1,881
Liabilities assumed	—	1,881

Value of shares issued under benefit plans	15,790	16,274
Cancellation of notes receivable — affiliate in connection with property acquisition	—	12,053
Distributions declared but not paid	44,180	43,056
Conversion of operating partnership units to common shares	11,638	5,652
Minority interests issued in connection with real estate contribution	532	—
Contribution of real estate assets to joint ventures	—	33,493
(Increase) decrease in liabilities associated with construction and capital expenditures	2,327	(4,063)
Common units issued in connection with joint venture transaction	—	1,900
Assumption of debt by joint ventures	—	30,525
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2007, we owned interests in, operated or were developing 199 multifamily properties comprising 68,245 apartment homes located in 13 states, which includes nine communities with 2,515 apartment homes classified as held for sale. We had 3,783 apartment homes under development at 12 of our multifamily properties, including 1,257 apartment homes at four multifamily properties owned through joint ventures, and several sites we intend to develop into multifamily apartment communities.
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
Interim Financial Reporting. We have prepared these financial statements in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2006 Form 10-K and 2006 Form 10-K/A. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial condition have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
Use of Estimates. The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting the carrying value of our real estate assets, estimates of the useful lives of our assets, reserves related to co-insurance requirements under our property, general liability and employee benefit insurance programs and estimates of expected losses of variable interest entities. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Reportable Segment. Our multifamily communities are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment with activities related to the ownership, development, construction and management of multifamily communities. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 96% and 95% of our total consolidated revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively.
Real Estate Assets, at Cost. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges, principally interest and real estate taxes, for land under development and buildings under construction are capitalized as part of properties under development subject to impairment consideration. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, above or below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a basis determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in-place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above or below market leases)	6-13 months
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was $6.2 million and $16.7 million for the three and nine months ended September 30, 2007, respectively, and $5.3 million and $16.0 million for the three and nine months ended September 30, 2006, respectively. Capitalized real estate taxes were $0.8 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. All operating expenses associated with completed apartment homes are expensed.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of impairment include, but are not limited to, significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge equal to the difference between the carrying value and the estimated fair value is recognized.
Derivative Instruments. All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives not qualifying for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities,” must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt.
We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
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
We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions were not sustained upon examination, we would have been required to pay a deficiency dividend and associated interest for prior years. Accordingly, we decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million, and recorded interest expense of approximately $0.6 million for the six months ended June 30, 2007 for the interest related to the deficiency dividend for these transactions. Our period of uncertainty with respect to these real estate dispositions expired during the current quarter and we have recorded a net credit to interest expense of approximately $3.1 million and $2.5 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, we have no uncertain tax positions or unrecognized tax benefits requiring disclosure.
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
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We reclassified nine properties previously included in continuing operations to discontinued operations during the quarter ended June 30, 2007. Please see further discussion of assets held for sale in Note 4 — “Property Acquisitions, Dispositions and Assets Held for Sale.”
3. Per Share Data
Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the nine months ended September 30, 2007 and 2006, 3.0 million and 1.7 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive. For the three months ended September 30, 2007 and 2006, 3.0 million and 1.6 million units convertible into common shares were excluded from the diluted earnings per share calculation as they were not dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006
Basic earnings per share calculation
Income from continuing operations	$9,819	$95,286	$34,789	$114,771
Income from discontinued operations, including gain on sale	2,033	30,171	32,692	86,711

Net income	$11,852	$125,457	$67,481	$201,482

Diluted earnings per share calculation
Income from continuing operations	$9,819	$95,286	$34,789	$114,771
Income allocated to common units	7	869	16	1,950

Income from continuing operations, as adjusted	9,826	96,155	34,805	116,721
Income from discontinued operations, including gain on sale	2,033	30,171	32,692	86,711
Income from discontinued operations allocated to common units	—	652	—	652

Net income, as adjusted	$11,859	$126,978	$67,497	$204,084

Weighted average common shares outstanding	58,073	58,348	58,590	56,063
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	412	768	536	700
Common units	508	2,134	508	2,141

Weighted average common shares outstanding, as adjusted	58,993	61,250	59,634	58,904

In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use the proceeds from asset sales and borrowings under our secured line of credit to fund any share repurchases. Under this share repurchase program, we repurchased 1.3 million shares for a total of $85.2 million through September 30, 2007.
Subsequent to September 30, 2007, we repurchased 21,100 common shares at a total cost of $1.3 million using proceeds available under our unsecured line of credit.
4. Property Acquisitions, Dispositions and Assets Held for Sale
Acquisitions. In April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for $42.8 million and in June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition.

Discontinued Operations and Assets Held for Sale. Income from discontinued operations included the results of operations for nine operating properties, containing 2,515 apartment homes which were classified as held for sale at September 30, 2007 and three operating properties with 930 apartment homes sold during 2007. For the three and nine months ended September 30, 2006, income from discontinued operations also included the results of operations of eight operating properties sold during 2006. As of September 30, 2007, the nine operating properties held for sale had a net book value of $58.3 million.
The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006
Property revenues	$4,936	$8,089	$18,004	$28,982
Property expenses	2,564	4,796	8,891	15,228

Net operating income	2,372	3,293	9,113	13,754
Interest	117	121	356	363
Depreciation and amortization	3	1,481	2,033	5,020

Income from discontinued operations	$2,252	$1,691	$6,724	$8,371

During the nine months ended September 30, 2007, we recognized gains of $31.0 million from the sale of three operating properties, containing 930 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $48.7 million. During the nine months ended September 30, 2006, we recognized gains of $59.9 million from the sale of six operating properties, containing 2,227 apartment homes, to unaffiliated third parties. These sales generated net proceeds of approximately $106.3 million.
At September 30, 2007, we had 5.5 acres of undeveloped land located in Southeast Florida and Dallas, with a net book value of $14.3 million, classified as held for sale.
During the nine months ended September 30, 2006, we sold four parcels of undeveloped land totaling an aggregate of 8.7 acres to unrelated third parties. In connection with these sales, we received $41.0 million and recognized gains on sale of discontinued operations totaling $20.5 million.
Asset Dispositions and Partial Sales to Joint Ventures. During the nine months ended September 30, 2006, we recognized gains, which are included in continuing operations, of $91.6 million from the partial sales of nine properties to an unconsolidated affiliated joint venture. These partial sales generated net proceeds of approximately $170.9 million.
During the nine months ended September 30, 2006, we recognized a gain on the sale of land located adjacent to one of our development assets in College Park, Maryland of $0.8 million. We also recognized gains during that period of $0.5 million and $4.7 million on the partial sales of land to joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains on the sales of these assets were not included in discontinued operations due to our continuing involvement with these assets. These sales generated net proceeds of approximately $55.5 million.
5. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. These joint ventures have been funded with secured, third-party debt. We have guaranteed the repayment of the construction loans of four of our development joint ventures in an amount equal to our proportionate equity in the related joint venture. Additionally, we eliminate fee income from management services to the extent of our ownership.
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
As of September 30, 2007, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•	A 20% interest in 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets (the “TG Properties”). We are providing property management services to the joint ventures and fees earned for these services totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, the joint ventures had total assets of $382.4 million and had third-party secured debt totaling $272.6 million.

•	A 15% interest in G&I V Midwest Residential LLC (“G&I V”) to which we sold nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri in September 2006. We are providing property management services to the joint venture, and fees earned for these services totaled $0.2 million and $0.6 million during the three and nine months ended September 30, 2007, respectively, and $20,000 for the three and nine months ended September 30, 2006. At September 30, 2007, the joint venture had total assets of $237.6 million and had third-party secured debt totaling $169.0 million.

•	A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, Sierra-Nevada had total assets of $132.3 million and third-party secured debt totaling $179.9 million.

•	A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320-apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $21,000 and $61,000 for the three and nine months ended September 30, 2007, respectively, and $19,000 and $58,000 for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, Denver West had total assets of $22.0 million and third-party secured debt totaling $16.8 million.

•	A 30% interest in Camden Plaza, LP to which we sold undeveloped land located in Houston, Texas in January 2006. The joint venture is developing a 271-apartment home community at a total estimated cost of $42.9 million as of September 30, 2007. Construction was completed during the third quarter of 2007 and the property is currently in lease-up. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2006, respectively. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $8.1 million at September 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” At September 30, 2007, the joint venture had total assets of $41.9 million and had third-party secured debt totaling $30.1 million.

•	A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost of $107.1 million as of September 30, 2007. We provided construction management services to this joint venture and received fees for such services which totaled $0.5 million and $1.3 million for the three and nine months ended September 30, 2006, respectively. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $19.6 million at September 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” At September 30, 2007, the joint venture had total assets of $109.7 million and had third-party secured debt totaling $78.0 million.

•	A 30% interest in Camden College Park, LP to which we sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community at a total estimated cost of $139.9 million as of September 30, 2007. We are providing construction and development services to this joint venture and received fees for such services which totaled $0.4 million and $1.8 million for the three and nine months ended September 30, 2007, respectively, and $1.4 million for the three and nine months ended September 30, 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $7.9 million at September 30, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” At September 30, 2007, the joint venture had total assets of $115.0 million and had third-party secured debt totaling $93.0 million.

•	A 30% interest in two development joint ventures to which we contributed an aggregate of $2.4 million in cash. Each joint venture is developing a multifamily community located in Houston, Texas. One project has 340 apartment homes and a total estimated cost of $48.0 million, and the other project has 119 apartment homes at total estimated cost of $30.0 million as of September 30, 2007. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had a balance totaling $12.5 million at September 30, 2007, and are reported as “Notes receivable — affiliates” as discussed in Note 7, “Notes Receivable.” We are committed to funding an additional $6.6 million under the mezzanine loans. At September 30, 2007, the joint ventures had total assets of $26.7 million and had third-party secured debt totaling $4.9 million.

•	A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP to which we contributed $5.8 million in cash. Our venture partner, an unrelated third party, contributed $2.3 million in exchange for a 28% interest in the venture comprised of a 0.01% general partner interest and a 27.99% limited partner interest. The venture has purchased approximately 26 acres in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At September 30, 2007, the joint venture had total assets of $22.6 million and third-party secured debt totaling $15.5 million.

The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which we had ownership interests as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Total Assets		Total Debt		Total Equity
	2007	2006	2007	2006	2007	2006

TG Properties	$382,381	$388,554	$272,606	$272,606	$104,037	$109,596
G&I V	237,635	244,754	169,015	169,015	65,038	73,662

	$620,016	$633,308	$441,621	$441,621	$169,075	$183,258

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which we had ownership interests for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006

TG Properties	$11,996	$11,576	$720	$581	$440	$411
G&I V	7,447	801	(527)	241	112	40

	$19,443	$12,377	$193	$822	$552	$451

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which we had ownership interests for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006

TG Properties	$35,318	$34,079	$2,160	$1,674	$1,318	$1,214
G&I V	21,827	801	(3,244)	241	217	40

	$57,145	$34,880	$(1,084)	$1,915	$1,535	$1,254

6. Third-party Construction Services
At September 30, 2007, we were under contract on third-party construction projects ranging from $2.2 million to $15.9 million. We earn fees on these projects ranging from 3.9% to 4.8% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.1 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2006, respectively, and are included in “Fee and asset management income” in our condensed consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $0.7 million for the nine months ended September 30, 2007, and $2.8 million and $5.3 million for the three and nine months ended September 30, 2006, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our condensed consolidated statements of operations.
7. Notes Receivable
We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of September 30, 2007, we had $11.6 million of secured notes receivable due from unrelated third parties. These notes, which mature through 2009, accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 2% to Prime Rate plus 1% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding notes receivable and believe these notes are collectible, and no impairment existed at September 30, 2007. Notes receivable outstanding as of December 31, 2006 totaled $3.9 million.
We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 5, “Investments in Joint Ventures.” As of September 30, 2007 and December 31, 2006, the balance of “Notes receivable — affiliates” totaled $48.2 million and $41.5 million, respectively. The notes outstanding as of September 30, 2007 accrue interest at rates ranging from LIBOR plus 3% to a fixed rate of 14% per year and mature through 2010. Additionally, we eliminate interest and other income to the extent of our percentage ownership.

8. Notes Payable
The following is a summary of our indebtedness:

	September 30,	December 31,
(in millions)	2007	2006
Unsecured line of credit and short-term borrowings	$548.0	$206.0

Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	—	51.0
$150.0 million 5.98% Notes, due 2007	—	149.9
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	99.9	99.9
$150.0 million 7.69% Notes, due 2011	149.7	149.7
$200.0 million 5.93% Notes, due 2012	199.5	199.4
$200.0 million 5.45% Notes, due 2013	199.2	199.1
$250.0 million 5.08% Notes, due 2015	248.7	248.6
$300.0 million 5.75% Notes, due 2017	299.0	—

	1,545.8	1,447.4

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	26.1	26.6
$10.0 million 4.90% Notes, due 2010	11.0	11.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	38.2	38.8

	104.8	106.1

Total unsecured notes	2,198.6	1,759.5

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2008 — 2014	501.3	506.4
4.76% - 7.29% Tax-exempt Mortgage Notes, due 2025 — 2028	64.3	65.1

	565.6	571.5

Total notes payable	$2,764.2	$2,331.0

Floating rate debt included in unsecured line of credit and short term borrowings:
- Line of credit (5.66% - 5.94%)	$298.0	$206.0
- Bridge facility (5.53%)	250.0	—
Floating rate tax-exempt debt included in secured notes (4.24% - 5.11%)	57.9	58.6
We have a $600 million unsecured credit facility which matures in January 2010. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate and the scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, with which we were in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2007, we had outstanding letters of credit totaling $18.1 million, and had $283.9 million available under our unsecured line of credit.
On May 4, 2007, we issued $300 million in senior unsecured notes from our previously filed universal shelf registration statement. The public offering price of the notes was $299.0 million, and we received net proceeds of $297.0 million, after underwriter fees of $2.0 million. The notes bear interest at 5.7% beginning May 4, 2007, and interest is payable each May 15 and November 15, beginning November 15, 2007. The entire principal amount of the notes is due on May 15, 2017. The notes are redeemable at any time at our option, in whole or in part, at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. This provision is consistent with all of our previously issued unsecured note offerings.
On July 25, 2007, we refinanced one of our maturing secured conventional mortgage notes, which had a balance of $6.8 million and a variable interest rate at maturity of 7.31%. The new note was for a principal amount of $9 million with a fixed interest rate of 6.0% and matures on August 1, 2014.

On August 17, 2007, we entered in to a $250 million unsecured bridge facility with a maturity date of November 16, 2007 and an interest rate of LIBOR plus 0.5%. The scheduled interest rate spreads are subject to change as our credit ratings change. Certain of our subsidiaries have guaranteed the payment and performance of all of our obligations under the credit agreement. On October 4, 2007, the entire balance of this bridge facility was retired when we entered into the $500 million credit agreement discussed below.
On October 4, 2007, we entered into a $500 million credit agreement with an interest rate of LIBOR plus 0.5%. The scheduled interest rate spreads are subject to change as our credit ratings change. The initial term of the credit agreement ends on October 4, 2010 and may be extended at our option for two one-year periods. Concurrently with the closing of this transaction, we entered into an interest rate swap, with a notional amount of $500 million, to fix the LIBOR interest rate at 4.74% per annum for five years. This swap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk. The resulting effective interest rate for the term loan is 5.24%. Certain of our subsidiaries have guaranteed the payment and performance of all of our obligations under the credit agreement. We used the proceeds to retire the entire balance outstanding under the $250 million unsecured bridge facility, reduce borrowings under our unsecured line of credit and for general corporate purposes.
At September 30, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit and bridge facility, was 5.5% and 4.9%, respectively.
Our indebtedness, excluding our unsecured line of credit and bridge facility, had a weighted average maturity of 5.2 years. Scheduled repayments on outstanding debt, including our line of credit and bridge facility, and the weighted average interest rate at September 30, 2007 are as follows:

		Weighted
( In millions)		Average
		Interest
Year ending December 31,	Amount	Rate
2007	$253.1	5.5%
2008	200.6	4.8
2009	198.1	5.0
2010	750.7	5.3
2011	248.3	6.5
2012 and thereafter	1,113.4	5.4

Total	$2,764.2	5.4%

9. Related Party Transactions
We perform property management services for certain properties owned by joint ventures in which we own an interest. Management fees earned on these properties totaled $0.8 million and $2.4 million during the three and nine months ended September 30, 2007, respectively, and $0.6 million and $1.7 million during the three and nine months ended September 30, 2006, respectively. See further discussion of fees earned from joint ventures for construction management and development services in Note 5, “Investments in Joint Ventures.”
In conjunction with our merger with Summit Properties, Inc., we acquired employee notes receivable from former employees of Summit. At September 30, 2007, the notes receivable had an outstanding balance of approximately $2.0 million, and were 100% secured by Camden common shares.
10. Share-based Compensation
Share Awards. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we used actual forfeiture history. At September 30, 2007, the unamortized value of share awards totaled $24.7 million.

Valuation Assumptions. The weighted average fair value of options granted in 2007 was $11.04 per option granted. Options issued during 2007 were in connection with the exercise of reload options by certain officers. Grants of reload options in connection with an exercise are not considered new grants under our share incentive plan. Options issued under a reload exercise vest immediately upon grant. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during 2007:

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
Share-based Compensation Award Activity. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $2.8 million. As of September 30, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next twelve months.
The following table summarizes share options outstanding and exercisable at September 30, 2007:

	Outstanding Options		Exercisable Options
		Weighted		Weighted	Remaining
		Average		Average	Contractual
Range of Exercise Prices	Number	Price	Number	Price	Life
$24.88-$41.90	333,687	$35.69	333,687	$35.69	4.1
$42.90-$43.90	355,486	42.98	355,486	42.98	6.2
$44.00-$73.32	466,360	49.49	399,694	50.15	6.1

Total options	1,155,533	$43.50	1,088,867	$43.38	5.5

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Options /	Exercise /	Contractual	Aggregate
	Share Awards	Grant	Term	Intrinsic
	Outstanding	Price	(in years)	Value(1)
Balance at January 1, 2007	3,452,711	$38.25
Options
Granted	—	—
Exercised	(118,342)	37.96
Forfeited	(9,822)	35.72

Net Options	(128,164)

Share Awards
Granted	251,386	77.58
Forfeited	(56,454)	64.36

Net Restricted Shares	194,932

Balance at September 30, 2007	3,519,479	$40.41	5.5	$83,904,379

Vested share awards at September 30, 2007	1,831,294	$34.19

(1)	Intrinsic value is calculated using the closing price of our common shares on September 28, 2007 of $64.25 per share.

11. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months
	Ended September 30,
(in thousands)	2007	2006
Decrease (increase) in assets:
Other assets, net	$5,281	$(4,878)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(13,895)	5,022
Accrued real estate taxes	18,570	17,089
Distributions payable	5,869	5,926
Other liabilities	(5,560)	1,225

Change in operating accounts	$10,265	$24,384

12. Commitments and Contingencies
Construction Contracts. As of September 30, 2007, we were obligated for approximately $82.3 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
Summit Merger Contingencies. On December 19, 2003, Camden Summit Partnership, L.P. received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. (“Bermello”) against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello alleged they were entitled to an increased architectural fee as a result of an increase in the cost of the project. Camden Summit Partnership, L.P. asserted a counter-claim against Bermello for damages related to the cost to correct certain structural and other design defects, and delay damages. On October 31, 2006, the parties entered into a settlement of Bermello’s claims for unpaid architectural fees and its claims were dismissed. On February 22, 2007, the parties entered into a settlement of Camden Summit Partnership’s counter-claims for damages and its claims were released.
Equal Rights Center. In September 2007, The Equal Rights Center filed a lawsuit against us and one of our wholly-owned subsidiaries in the United States District Court for the District of Maryland. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act by us in the design, construction, control, management and/or ownership of various multifamily properties. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes modification of existing assets and prohibiting construction or sale of noncompliant units or complexes. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
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
On October 4, 2007, we entered into an interest rate swap agreement with a notional amount of $500 million as discussed in Note 8 “Notes Payable.”
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Lease Commitments. At September 30, 2007, we had long-term operating leases covering certain land, office facilities and equipment. Rental expense totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, and totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2006, respectively. Minimum annual rental commitments for the remainder of 2007 are $0.7 million and for the years ending December 31, 2008 through 2011 are $2.6 million, $2.3 million, $2.1 million and $1.7 million, respectively, and $7.9 million in the aggregate thereafter.
13. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Historically, we have only incurred state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. We have provided for income, franchise and margin taxes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 primarily for state and local taxes associated with property dispositions, entity level taxes for our taxable operating partnerships and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
14. Subsequent Events
On October 29, 2007, we sold Camden Ridge, a community that contains 208 apartment homes, and Camden Terrace, a community that contains 340 apartment homes, both located in Fort Worth, Texas for $24.2 million.

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
Executive Summary
Based on our results for the nine months ended September 30, 2007 and projected economic conditions, we expect healthy but moderating revenue growth during the remainder of 2007. Economic factors affecting our revenue growth include continued job growth, population growth and household formations in the markets in which we operate, as well as declining fundamentals in the for-sale single-family housing market. Negative sentiment currently surrounding single-family housing may have a positive impact on multifamily demand, as more potential home buyers choose to rent and existing renters extend their stays in apartment homes. However, high inventories of unsold single-family homes in select markets could cause further declines in home prices, making home buying a more attractive option for some renters.
We intend to focus on our market balance investment strategy and to improve our portfolio mix through the development, acquisition and disposition of real estate assets. We expect market concentration risk to be mitigated as our property operations are not centralized in any one market, and our portfolio of apartment communities is geographically diverse. We intend to continue focusing on our development pipeline for future growth, and maintain approximately $2.0 billion to $2.5 billion in our current and future development pipelines. Total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors.

Property Portfolio
Our multifamily property portfolio, excluding land held for future development, is summarized as follows:

	September 30, 2007		December 31, 2006
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas (1)	7,773	20	7,773	21
Houston, Texas	5,967	14	5,696	13
Tampa, Florida	5,987	13	5,635	12
Charlotte, North Carolina	4,146	17	4,146	17
Washington, D.C. Metro	4,157	12	3,834	11
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,778	9	2,525	8
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
St. Louis, Missouri	1,447	4	2,123	6
Corpus Christi, Texas	1,410	3	1,410	3
San Diego/Inland Empire, California	1,196	4	846	3
Louisville, Kentucky	1,194	4	1,448	5
Other	1,468	4	1,468	4

Total Operating Properties	64,462	187	63,843	186

Properties Under Development
Washington, D.C. Metro	1,912	5	2,237	6
Houston, Texas	1,112	4	650	2
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	261	1	261	1
Austin, Texas	208	1	—	—
San Diego/Inland Empire, California	—	—	350	1

Total Properties Under Development	3,783	12	3,788	11

Total Properties	68,245	199	67,631	197

Less: Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,946	6	1,487	4
St. Louis, Missouri	1,447	4	1,447	4
Louisville, Kentucky	1,194	4	1,194	4
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	596	1	596	1

Total Joint Venture Properties	12,217	41	11,758	39

Total Properties Owned 100%	56,028	158	55,873	158

(1)	Effective January 1, 2007, the operations of two adjacent properties were combined.

(2)	Refer to Note 5, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We typically consider a property stabilized once it reaches 90% occupancy, with some allowances for larger than average properties. During the nine months ended September 30, 2007, stabilization was achieved at four recently completed properties as follows:

	Number of	Date of
	Apartment	Construction	Date of
Property and Location	Homes	Completion	Stabilization
Camden Fairfax Corner Fairfax, VA	488	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	3Q06	2Q07
Camden Clearbrook Frederick, MD	297	1Q07	2Q07
Camden Westwind Ashburn, VA	464	2Q06	3Q07
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
Discontinued Operations and Assets Held for Sale
Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of September 30, 2007. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss on the disposal of the held for sale properties is also classified as discontinued operations. We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets.

A summary of our sales during 2007 and properties held for sale as of September 30, 2007, is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Sale	Year Built	Value (1)
Sold
Camden Taravue St. Louis, MO	304	2Q07	1975	—
Camden Trace Maryland Heights, MO	372	2Q07	1972	—
Camden Downs Louisville, KY	254	2Q07	1975	—

Total apartment homes sold	930
Held for Sale
Camden Eastchase Charlotte, NC	220	n/a	1986	$4.9
Camden Glen Greensboro, NC	304	n/a	1980	4.8
Camden Isles Tampa, FL	484	n/a	1983/1985	8.7
Camden Pinnacle Westminster, CO	224	n/a	1985	11.2
Camden Ridge Ft. Worth, TX	208	n/a	1985	3.7
Camden Ridgeview Austin, TX	167	n/a	1984	4.2
Camden Terrace Ft. Worth, TX	340	n/a	1984	5.9
Camden Timber Creek Charlotte, NC	352	n/a	1984	10.1
Camden Wendover Greensboro, NC	216	n/a	1985	4.8

Total apartment homes held for sale	2,515			$58.3

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of September 30, 2007.
During the nine months ended September 30, 2007, we recognized gains of $31.0 million from the sale of three operating properties containing 930 apartment homes to unaffiliated third parties. These sales generated net proceeds of approximately $48.7 million. During the nine months ended September 30, 2006, we recognized gains of $59.9 million from the sale of six operating properties containing 2,227 apartment homes to unaffiliated third parties. These sales generated net proceeds of approximately $106.3 million.
At September 30, 2007, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value
Southeast Florida	3.1	$12.5
Dallas	2.4	1.8

Total land held for sale		$14.3

Development and Lease-Up Properties
At September 30, 2007, certain of our completed properties were in lease-up as follows:

	Number of		% Leased	Date of	Estimated
($ in millions)	Apartment	Cost to	at	Construction	Date of
Property and Location	Homes	Date	10/28/07	Completion	Stabilization
Wholly-Owned
Camden Royal Oaks Houston, TX	236	$21.0	72.5%	3Q06	1Q08
Camden Old Creek San Marcos, CA	350	92.1	82.6%	1Q07	4Q07

Total — wholly-owned	586	$113.1

Joint Venture
Camden Plaza Houston, TX	271	$40.5	45.8%	3Q07	2Q08

At September 30, 2007, we had several properties which we were developing in various stages of construction as follows:

				Included in	Estimated
	Number of			Properties	Date of	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Construction	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization
Wholly-Owned
Camden Monument Place Fairfax, VA	368	$64.0	$61.6	$22.1	4Q07	2Q08
Camden City Centre Houston, TX	379	54.0	49.4	16.9	4Q07	3Q08
Camden Potomoc Yards Arlington, CA	379	110.0	98.0	84.2	1Q08	4Q08
Camden Orange Court Orlando, FL	261	49.0	37.1	37.1	3Q08	1Q09
Camden Circle C Austin, Tx	208	27.0	7.0	7.0	4Q08	1Q09
Camden Summerfield Landover, MD	291	68.0	53.5	53.5	4Q08	1Q09
Camden Dulles Station Oak Hill, VA	366	77.0	42.4	42.4	1Q09	3Q09
Camden Whispering Oaks Houston, TX	274	30.0	5.4	5.4	1Q09	3Q09

Total — wholly-owned	2,526	$479.0	$354.4	$268.6

Joint Ventures
Camden Main & Jamboree Irvine, CA	290	$107.1	$105.2	$105.1	4Q07	2Q08
Camden College Park College Park, MD	508	139.9	112.0	88.0	1Q09	4Q09

Total — joint ventures	798	$247.0	$217.2	$193.1

At September 30, 2007, we had two joint venture properties under construction which were being developed by the joint venture partner, as follows:

	Number of
($ in millions)	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Braeswood Place Houston, TX	340	$48.0	$18.7
Belle Meade Houston, TX	119	30.0	7.1
Our condensed consolidated balance sheet at September 30, 2007 included $488.6 million related to wholly-owned properties under development. Of this amount, $268.6 million related to our wholly-owned projects currently under development. Additionally, at September 30, 2007, we had $220.0 million invested in land held for future development, which includes $160.6 million related to projects we expect to begin constructing during the next twelve months. We also had $37.7 million invested in land tracts adjacent to development projects, which are being utilized in conjunction with those projects. Upon completion of these development projects, we may utilize this land to further develop apartment homes in these areas, or sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2007 and 2006, excluding assets held for sale, are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Average monthly property revenue per apartment home	$1,014	$963	$1,004	$942
Annualized total property expenses per apartment home	$4,779	$4,613	$4,552	$4,314
Weighted average number of operating apartment homes owned 100%	50,951	51,835	50,275	51,365
Weighted average occupancy of operating apartment homes owned 100%	94.0%	94.7%	94.3%	95.5%
Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2007, as compared to the same period in 2006:
($ in thousands)

	Apartment	Three Months				Nine Months
	Homes	Ended September 30,		Change		Ended September 30,		Change
	At 9/30/07	2007	2006	$	%	2007	2006	$	%
Property revenues
Same store communities	42,089	$126,312	$121,931	$4,381	3.6%	$375,205	$358,712	$16,493	4.6%
Non-same store communities	8,312	25,036	20,254	4,782	23.6	70,816	53,649	17,167	32.0
Development and lease-up communities	3,112	2,577	106	2,471	*	5,054	105	4,949	*
Dispositions/other	—	1,099	7,515	(6,416)	(85.4)	3,316	23,136	(19,820)	(85.7)

Total property revenues	53,513	$155,024	$149,806	$5,218	3.5%	$454,391	$435,602	$18,789	4.3%

Property expenses
Same store communities	42,089	$49,108	$47,525	$1,583	3.3%	$140,513	$135,404	$5,109	3.8%
Non-same store communities	8,312	9,854	7,600	2,254	29.7	26,501	20,030	6,471	32.3
Development and lease-up communities	3,112	1,285	221	1,064	481.4	2,970	235	2,735	*
Dispositions/other	—	631	4,428	(3,797)	(85.7)	1,636	10,520	(8,884)	(84.4)

	53,513	$60,878	$59,774	$1,104	1.8%	$171,620	$166,189	$5,431	3.3%

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
* Not a meaningful percentage

Same store analysis
Same store property revenues for the three and nine months ended September 30, 2007 increased $4.4 million, or 3.6%, and $16.5 million, or 4.6%, respectively, from the same period in 2006 resulting primarily from higher rental income per apartment home and increases in other property income, partially offset by declines in occupancy. Other property income increased due to utility rebillings primarily from our implementation of CamdenTV, which provides cable services to our residents. Our same store revenue growth was driven by increases in rental rates in all of our markets as we continue to experience moderate improvements in fundamentals resulting from continued job growth, population growth, and household formations in the markets we operate. We believe our operating performance was also the result of the continued operational and technological enhancements we are making at many of our communities, which have created opportunities to take advantage of additional revenue sources.
Total property expenses from our same store communities increased $1.6 million, or 3.3%, and $5.1 million, or 3.8%, for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The increases in same store property expenses were primarily due to outsourcing of certain on-site services and utility expenses in connection with our utility rebilling program discussed above.
Non-same store and other analysis
Property revenues from non-same store, development and lease-up communities increased $7.2 million and $22.1 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases during the periods were primarily due to the completion and lease-up of properties in our development pipeline. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
Property revenues from dispositions/other decreased $6.4 million and $19.8 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Dispositions/other property revenues earned during the three and nine months ended September 30, 2007, primarily related to retail lease income of $1.1 million and $3.1 million, respectively. For the three and nine months ended September 30, 2006, dispositions/other property revenues earned primarily related to properties partially sold to joint ventures in 2006 of $6.4 million and $20.0 million, respectively, and retail lease income of $0.9 million and $2.8 million, respectively.
Property expenses from non-same store, development and lease-up communities increased $3.3 million and $9.2 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in expenses during each period was primarily due to the completion and lease-up of properties in our development pipeline.
Property expenses from dispositions/other decreased $3.8 million and $8.9 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The decrease during the three months ended September 30, 2007, as compared to the same period in 2006 was due to the disposition of properties partially sold to joint ventures during 2006.
Non-property income
($ in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Fee and asset management	$1,765	$5,433	$(3,668)	(67.5)%	$6,571	$11,030	$(4,459)	(40.4)%
Sale of technology investments	—	1,602	(1,602)	(100)	—	1,602	(1,602)	(100)
Interest and other income	2,008	1,733	275	15.9	5,380	6,097	(717)	(11.8)
Income on deferred compensation plans	1,261	1,927	(666)	(34.6)	8,402	4,308	4,094	95.0

	$5,034	$10,695	$(5,661)	(52.9)%	$20,353	$23,037	$(2,684)	(11.7)%

Fee and asset management income decreased $3.7 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The decreases were primarily due to decreases in fees earned from joint venture projects which decreased $2.9 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 and from decreases in construction fees earned from third party projects of $0.7 million and $1.9 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Fee and asset management income varies from period to period due to transaction closings and development timelines.
Interest and other income increased $0.3 million for the three months ended September 30, 2007, and decreased $0.7 million for the nine months ended September 30, 2007, as compared to the same periods in 2006. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, decreased $0.1 million for the three months ended September 30, 2007 as compared to the same period in 2006. Interest income increased $0.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006. Changes in interest income are due to the timing of issuance new loans and repayments of existing loans. Other income, which represents amounts recognized upon the settlement of legal, and insurance and warranty claims, totaled $0.7 million and $1.6 million for the three and nine months ended September 30, 2007, respectively, compared to $0.4 and $2.6 million for the three and nine months ended September 30, 2006. Fluctuations of other income are due to the timing of the proceeds received and amounts are recognized into income when collected.

Income on deferred compensation plans decreased $0.7 million for the three months ended September 30, 2007 and increased $4.1 million for the nine months ended September 30, 2007, as compared to the same periods in 2006. The changes in income primarily relate to the performance of the assets held in deferred compensation plans for participants.
Other expenses

	Three Months				Nine Months
($ in thousands)	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Property management	$4,448	$4,629	$(181)	(3.9)%	$13,976	$13,821	$155	1.1%
Fee and asset management	971	3,689	(2,718)	(73.7)	3,402	8,293	(4,891)	(59.0)
General and administrative	8,110	9,849	(1,739)	(17.7)	24,076	25,299	(1,223)	(4.8)
Interest	27,737	29,055	(1,318)	(4.5)	84,806	91,229	(6,423)	(7.0)
Depreciation and amortization	42,446	39,173	3,273	8.4	120,834	114,281	6,553	5.7
Amortization of deferred financing costs	913	941	(28)	(3.0)	2,732	2,891	(159)	(5.5)
Expense on deferred compensation plans	1,261	1,927	(666)	(34.6)	8,402	4,308	4,094	95.0

Total other expenses	$85,886	$89,263	$(3,377)	(3.8)%	$258,228	$260,122	$(1,894)	(0.7)%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased $0.2 million for the three months ended September 30, 2007, as compared to the same period in 2006. This decrease was primarily due to relocation costs recorded in 2006 associated with regional office employees. Property management expenses were 2.9% and 3.1% of total property revenues for the three months ended September 30, 2007 and 2006, respectively.
Property management expense increased $0.2 million for the nine months ended September 30, 2007, as compared to the same period in 2006. The increases were primarily due to salary and benefit expenses, including increases in long-term incentive compensation partially offset by decreases in relocation costs. Property management expenses were 3.1% and 3.2% of total property revenues for the nine months ended September 30, 2007 and 2006, respectively.
Fee and asset management expense, which represents expenses related to third-party construction and development projects and property management, decreased $2.7 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These decreases were primarily due to decreases in costs and cost over-runs on third-party construction projects which decreased $2.7 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
General and administrative expenses decreased $1.7 million for the three months ended September 30, 2007, as compared to the same period in 2006, and were 5.1% and 6.1% of total revenues for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses decreased $1.2 million for the nine months ended September 30, 2007, as compared to the same period in 2006, and were 5.1% and 5.5% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. These decreases were primarily due to reduced legal and incentive compensation expenses.
Gross interest cost before interest capitalized to development properties decreased $0.4 million and $5.7 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The overall decrease in interest expense was due primarily to the net credit to interest expense of $3.1 million and $2.5 million for the three and nine months ended September 30, 2007, related to uncertain tax positions recorded in connection with our adoption of FIN 48. Additionally, the repayment of debt utilizing proceeds of $254.9 million from our equity offering in June 2006 resulted in decreased interest expense. These decreases were partially offset by an increase in debt outstanding as a result of our repurchase of 1.3 million shares for $85.2 million under our share repurchase program, continued funding of our development pipeline and increases in the effective interest rate associated with variable rate debt. Interest capitalized increased $0.9 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
Depreciation and amortization expenses increased $3.3 million and $6.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. Fluctuation of depreciation and amortization expenses from period to period is primarily due to the timing of assets acquired or disposed, new development and capital improvements placed in service during the preceding year.
Expense on deferred compensation plans decreased $0.7 million for the three months ended September 30, 2007, and increased $4.1 million for the nine months ended September 30, 2007, as compared to the same periods in 2006 The changes in expense primarily related to the performance of the assets held in deferred compensation plans for participants.

	Three Months				Nine Months
Other	Ended September 30,		Change		Ended September 30,		Change
(in thousands)	2007	2006	$	%	2007	2006	$	%
Gain on sale of properties, including land	$—	$96,247	$(96,247)	(100.0)%	$—	$97,556	$(97,556)	(100.0)%
Equity in income of joint ventures	(147)	1,628	(1,775)	(109.0)	1,072	4,514	(3,442)	(76.3)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—	(5,250)	(5,250)	—	—
Income allocated to common units and other minority interests	(1,225)	(12,303)	11,078	90.0	(3,355)	(14,377)	11,022	76.7
Income tax expense — current	(353)	—	(353)	N/A	(2,574)	—	(2,574)	N/A
Gain on sale of properties for the three and nine months ended September 30, 2006, included gains of $91.6 million attributable to the change in ownership from the partial sale of nine properties to an affiliated joint venture and $4.7 million from the partial sale of land to an affiliated joint venture. Also included in gain on sale of properties for the nine months ended September 30, 2006, were gains of $0.5 million from the partial sale of land to an affiliated joint venture and $0.8 million from the sale of undeveloped land to an unaffiliated third party.
Equity in income of joint ventures decreased $1.8 million for the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to a $1.1 million gain recognized during the third quarter of 2006 from the sale of one property held through a joint venture and to changes in the performance of assets owned through joint ventures from period to period. Equity in income of joint ventures decreased $3.4 million for the nine months ended September 30, 2007, as compared to the same period in 2006. Included in this decrease were gains recognized of $2.8 million from the sale of three properties held through joint ventures during the nine months ended September 30, 2006.
Income tax expense, which relates to entity level taxes for our taxable operating partnerships and other state and local taxes, was $0.4 million and $2.6 million for the three and nine months ended September 30, 2007. These taxes primarily related to gains recognized on property sales during 2006 and the new Texas margin tax.
Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Diluted FFO also assumes conversion of all dilutive convertible securities, including convertible minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance since, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help compare the operating performance of a company’s real estate between periods.
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
Reconciliations of net income to diluted FFO for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006
Funds from operations
Net income	$11,852	$125,457	$67,481	$201,482
Real estate depreciation, including discontinued operations	41,520	39,990	120,530	117,314
Adjustments for unconsolidated joint ventures	1,641	(325)	3,952	(543)
Gain on sale of properties, including discontinued operations, net of taxes	—	(100,423)	(29,792)	(151,467)
Income allocated to common units, including discontinued operations	1,270	13,125	7,843	16,280

Funds from operations — diluted	$56,283	$77,824	$170,014	$183,066

Weighted average shares — basic	58,073	58,348	58,590	56,063
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	412	768	537	700
Common units	3,493	3,769	3,507	3,903

Weighted average shares — diluted	61,978	62,885	62,634	60,666

Gain on sale of properties, including discontinued operations, net of taxes included in FFO for the three and nine months ended September 30, 2007, includes income tax expense of $1.2 million associated with the gains recognized on depreciable operating property sales during 2006. Adjustments for unconsolidated joint ventures included in FFO for the nine months ended September 30, 2006, include net gains totaling $2.8 million from the sale of properties held in joint ventures. Included in the net gains recognized during the nine months ended September 30, 2006, are $0.5 million in prepayment penalties associated with the repayment of mortgages in connection with the sales of property.

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
Our interest expense coverage ratio, net of capitalized interest, was 3.1 and 2.9 times for the three months ended September 30, 2007, and 2006, respectively, and 3.1 and 2.8 times for the nine months ended September 30, 2007 and 2006, respectively. Interest expense coverage ratio is derived by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income (loss) of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At September 30, 2007 and 2006, 81.7% and 79.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit and bridge facility, was 5.2 years at September 30, 2007.
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
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. For unsecured notes, we anticipate no significant portion of the principal of those notes will be repaid prior to maturity. Additionally, as of September 30, 2007, we had several development projects in various stages of construction, for which a total estimated cost of $124.6 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our shelf registration statement, draws on our unsecured credit facility and property dispositions.
In September 2007, we announced our Board of Trust Managers had declared a dividend distribution of $0.69 per share to holders of record as of September 28, 2007 of our common shares. The dividend was subsequently paid on October 17, 2007. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.76 per share or unit.
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use the proceeds from asset sales and borrowings under our secured line of credit to fund any share repurchases. Under this share repurchase program, we repurchased 1.3 million shares for a total of $85.2 million through September 30, 2007. Subsequent to September 30, 2007, we repurchased 21,100 common shares at a total cost of $1.3 million using proceeds available under our unsecured line of credit.
Net cash provided by operating activities decreased $1.8 million, or 1.0%, from $186.8 million for the nine months ended September 30, 2006, to $185.0 million for the same period in 2007. This decrease was primarily due to timing of disbursements related to accounts payable and other liabilities associated with construction and development costs on third party and joint venture projects. See further detail in Note 11, “Net Change in Operating Accounts.” This decrease was partially offset by additional property revenues from recently developed properties and growth in property revenues from our stabilized portfolio.

Cash flows used in investing activities during the nine months ended September 30, 2007 totaled $398.6 million, as compared to $7.1 million provided by investing activities during the same period in 2006. We incurred $425.8 million in property development, acquisition and capital improvement costs during the nine months ended September 30, 2007 as compared to $365.2 million during the same period in 2006. Capital expenditures totaled $70.4 million and $38.4 million during the nine months ended September 30, 2007 and 2006, respectively. Included in the $70.4 million for the nine months ended September 30, 2007 is $38.7 million of non-recurring capital improvements on renovation and rehabilitation projects at certain of our multifamily properties. See further detail of our properties under development in “Development and Lease-Up Properties.” Proceeds received from sales of properties, sales of assets to joint ventures, sale of technology investments, and joint venture distributions representing returns of investments totaled $51.1 million for the nine months ended September 30, 2007 compared to $411.9 million for the nine months ended September 30, 2006. Loans funded under our mezzanine financing program totaled $11.2 million and $31.2 million for the nine months ended September 30, 2007 and 2006, respectively.
Net cash provided by financing activities totaled $213.8 million for the nine months ended September 30, 2007, as compared to $187.5 million used for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net cash provided by financing activities included an increase in the balances outstanding under our unsecured line of credit and short term borrowings which was used to fund development, acquisition and capital improvement activity during the period. During the nine months ended September 30, 2007, we received proceeds of $308.0 million from the issuance of debt, and we received proceeds of $254.9 million during the nine months ended September 30, 2006 from the issuance of common shares. Both the issuance of debt and equity were completed to reduce the amount of borrowings outstanding under our unsecured line of credit. Repayments of notes payables for the nine months ended September 30, 2007, and 2006 totaled $217.2 million and $85.7 million, respectively, due primarily to maturities of debt of $207.0 million and $75 million for the nine months ended September 30, 2007 and 2006, respectively. Additionally, during the nine months ended September 30, 2007, we repurchased $85.3 million in common shares and units, compared to $0.2 million for the same period in 2006.
Financial Flexibility
We have a $600 million unsecured line of credit facility which matures in January 2010. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2007.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2007, we had outstanding letters of credit totaling $18.1 million, and had $283.9 million available, under our unsecured line of credit.
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
On August 17, 2007, we entered in to a $250 million unsecured bridge facility with a maturity date of November 16, 2007 and an interest rate of LIBOR plus 0.5%. The scheduled interest rate spreads are subject to change as our credit ratings change. Certain of our subsidiaries have guaranteed the payment and performance of all of our obligations under the credit agreement. On October 4, 2007, the entire balance of this bridge facility was retired when we entered into the $500 million credit agreement discussed below.
On October 4, 2007, we entered into a $500 million credit agreement with an interest rate of LIBOR plus 0.5%. The scheduled interest rate spreads are subject to change as our credit ratings change. The initial term of the credit agreement ends on October 4, 2010 and may be extended at our option for two one-year periods. Concurrently with the closing of this transaction, we entered into a derivative instrument pursuant to which the LIBOR interest rate under the credit agreement is fixed for five years at 4.74% per annum with a notional amount of $500 million. The resulting effective interest rate for the term loan is 5.24%. Certain of our subsidiaries have guaranteed the payment and performance of all of our obligations under the credit agreement. We used the proceeds to retire the entire balance outstanding under the $250 million unsecured bridge facility, reduce borrowings under our unsecured line of credit and for general corporate purposes.
At September 30, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit and bridge facility, was 5.5% and 4.9%, respectively.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 that became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of September 30, 2007, we had 55,563,971 common shares outstanding.

The joint ventures in which we have an interest have been funded with secured, third-party debt. We are committed to funding an additional $6.6 million under mezzanine loans provided to joint ventures. We have guaranteed the repayment of the construction loans of four of our development joint ventures in an amount equal to our proportionate equity in the related joint venture. See further discussion of our investments in various joint ventures in Note 5 to our Condensed Consolidated Financial Statements.
Inflation
Substantially all of our apartment leases are for a term generally ranging from 6 to 15 months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
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
Income recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebilling, administrative, application and other transactional fees charged to our residents. Retail lease income is recorded on a straight-line basis over the lease term, including any construction period if we are determined not to be the owner of the tenant improvements. Interest, fee and asset management and all other sources of income are recognized as earned.
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
Asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Indications of impairment include, but are not limited to, significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge equal to the difference between the carrying value and estimated fair value is recognized.
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
Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, above or below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocated costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a basis determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in-place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
Derivative Instruments. All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives not qualifying for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities”, must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks relating to changes in interest rates, to which we are exposed. Our existing debt is either fixed rate debt or floating rate debt with a fixed spread over LIBOR, and we do not believe our current portfolio will be materially impacted by the current debt market environment. However, should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions and developments. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.
We are exposed to the effects of interest rate changes primarily through variable-rate debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows, and to use derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the financial reporting and disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls. During the third quarter of 2007 we completed the conversion of our accounting systems to the J.D. Edwards financial accounting system. As with any material change in our internal control over financial reporting, the design of this application, along with the design of the internal controls included in our processes, were evaluated for effectiveness. There were no other changes in our internal control over financial reporting occurring during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced	Be Purchased Under
	Purchased	per Share	Programs	the Program (1)

Month ended July 31, 2007	283,865	$66.56	283,865	$200,006,000
Month ended August 31, 2007	404,000	60.37	404,000	175,615,000
Month ended September 30, 2007	180,500	59.84	180,500	164,814,000

Total	868,365	62.28	868,365

(1)	In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases, and privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 2, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 2, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 2, 2007

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 2, 2007.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 2, 2007.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.