Form 10-K
period 2007-12-31
CAMDEN PROPERTY TRUST
filed 2008-02-22
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                  Accelerated filer ☐                 Non-accelerated filer ☐                   Smaller reporting company ☐
                                  (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).
Yes ☐      No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,449,575,611 based on a June 30, 2007 share price of $66.97.
On February 15, 2008, the number of outstanding common shares of the registrant’s was 52,693,750 (net of 12,828,468 treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 6, 2008 are incorporated by reference in Part III.

Page
PART I

Item 1. Business	1

Item 1A. Risk Factors	4

Item 1B. Unresolved Staff Comments	9

Item 2. Properties	10

Item 3. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	16

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6. Selected Financial Data	17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	36

Item 8. Financial Statements and Supplementary Data	37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A. Controls and Procedures	37

Item 9B. Other Information	40

PART III

Item 10. Directors, Executive Officers and Corporate Governance	40

Item 11. Executive Compensation	40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40

Item 13. Certain Relationships and Related Transactions, and Director Independence	40

Item 14. Principal Accounting Fees and Services	40

PART IV

Item 15. Exhibits and Financial Statement Schedules	41

SIGNATURES	49

Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4
Exhibit 99.5
Exhibit 99.6
Exhibit 99.7
Exhibit 99.8
Exhibit 99.9
Exhibit 99.10
Exhibit 99.11
Exhibit 99.12
Exhibit 99.13
Exhibit 99.14

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
Our executive offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website, we make available free of charge our annual, quarterly and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of each of our Audit, Compensation, Nominating and Corporate Governance Committees. This information is also available in print free of charge to any person who requests it by contacting us at Camden Property Trust, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046, attention: Investor Relations.
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
Financial Information about Segments
We are engaged in the ownership, development, construction and management of multifamily apartment communities. As each of our apartment communities has similar economic characteristics, residents, and products and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
As of December 31, 2007, we owned interests in, operated or were developing 193 multifamily properties comprising 66,468 apartment homes located in 13 states. We had 3,383 apartment homes under development at 11 of our multifamily properties, including 1,257 apartment homes at four multifamily properties owned through joint ventures and several sites we intend to develop into multifamily apartment communities. Additionally, two properties comprised of 391 apartment homes were designated as held for sale.
Operating Strategy
We believe producing consistent earnings growth through property operations, development and acquisitions, achieving market balance and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies to produce consistent earnings growth.
Real Estate Investments and Market Balance. We believe we are well positioned in our current markets and have the expertise to take advantage of opportunities in new markets which have healthy long-term fundamentals and strong growth projections. These capabilities, combined with what we believe is a conservative financial structure, allow us to concentrate our growth efforts toward selective opportunities to achieve our strategy of having a geographically and physically diverse portfolio of assets which meet the requirements of our residents.

We continue to operate in our core markets in which we believe we have an advantage due to economies of scale. We feel, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, consistent with our goal of generating consistent earnings growth, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long-term earnings growth expectations.
We believe we have a strong development pipeline, and we expect selective development of new apartment properties will continue to be important to the growth of our portfolio for the next several years. We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process. Risks inherent to developing real estate include zoning changes, environmental matters and changes in economic conditions during the development process. See further discussion of risks associated with development and construction in our “Risk Factors” section.
We typically make physical improvements at our acquired properties, such as new or enhanced landscaping design, new or upgraded amenities and redesigned building structures, which, coupled with a strong focus on property management, branding and marketing, have resulted in attractive yields on acquired properties.
Our expertise in development and redevelopment allow us to selectively acquire apartment communities. In the fourth quarter of 2007, we had the first closing of our discretionary investment vehicle, which during its investment period (ending no later than December 2011) will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. Over the next several years, we expect to increase our acquisition activity through the discretionary investment vehicle, focusing on communities in our markets that can benefit from redevelopment, repositioning or market cycle opportunities. Please review the “Risk Factors” section for a discussion of risks associated with acquisitions and our discretionary investment vehicle.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction and improve resident retention, thereby reducing operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to their residents. We strive to motivate our on-site employees through incentive compensation arrangements based upon operational results produced at their property, rental rate increases and level of lease renewals achieved.
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels and controlling operating costs comprise our principal strategies to maximize property net operating income. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to fifteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents’ changing needs and a high level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv)  the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.

We have formed the Camden Multifamily Value Add Fund, L.P., (the “Fund”), a discretionary investment vehicle to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which we will contribute to the Fund for development. The Fund will serve, until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested, as the exclusive vehicle through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Fund, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor and transactions approved by the Fund’s advisory board. The Fund will not restrict our development activities and will terminate after a term of eight years from the final closing, subject to two one-year extensions. As of December 31, 2007, we have acquired two communities with the intent of being owned by the Fund, but which are currently consolidated and included in our operating results. We are currently targeting acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. We expect the Fund to have equity commitments of up to $300 million, and the ability to employ leverage through debt financings up to 70% on a stabilized portfolio basis, which would enable the Fund to invest up to approximately $1 billion. One of our wholly-owned subsidiaries is the general partner of the Fund, and we have committed 20% of the total equity of the Fund, up to $60 million. We have received commitments from an unaffiliated investor of $150 million as of December 31, 2007. We expect the final closing of the Fund to occur during 2008. There can be no assurance as to the timing of such closing, the size or investment performance of the Fund.
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
Employees
At December 31, 2007, we had approximately 1,900 employees, including executive, administrative and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2007, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we meet certain requirements of the Code.

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
Risks Associated with Real Estate
Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.
Economic conditions may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows and operating results. The risks which may affect conditions in these markets include the following:
•	changes in the national, regional and local economic climates;

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	a future economic downturn which simultaneously effects more than one of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to residents.
National, regional and local economic climates may be adversely affected should population or job growth continue to slow. Certain of the markets in which we operate have recently experienced a decrease in job growth. To the extent this worsens, market rental rates will likely be adversely affected. We could also face challenges of adequately managing and maintaining our properties due to increasing operating costs associated with resident turnover and other factors. As a result, we may experience a decrease in rental revenues, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to shareholders.
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
The Americans with Disabilities Act (“ADA”), the Fair Housing Amendments Act of 1988 (“FHAA”), and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA, FHAA, and other federal, state and local laws, or in connection with lawsuits brought by private litigants.
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

Risks Associated with Our Operations
Development and construction risks could impact our profitability.
We intend to continue to develop and construct multifamily apartment communities for our property portfolio. Our development and construction activities may be exposed to a number of risks which may increase our construction costs including the following:
•
inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy and other required permits and authorizations, or problems with subcontractors could result in increased costs;

•	incurring construction costs exceeding our original estimates due to increased materials, labor or other costs, or due to errors and omissions which occur in the design or construction process;

•	experiencing fluctuations in occupancy rates and rents at a newly completed property which may not be adequate to make the property profitable;

•	inability to obtain financing with favorable terms for the development of a community;

•	inability to complete construction and lease-up of a community on schedule, resulting in increased costs;

•	incurring costs related to the abandonment of development opportunities which we have pursued and deemed unfeasible; and

•
our inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.

We also develop and construct properties for unrelated third parties pursuant to guaranteed maximum price contracts. The terms of these contracts require us to estimate the time and costs to complete a project and we assume the risk the time and costs associated with our performance may be greater than was anticipated. As a result, our profitability on guaranteed maximum price contracts is dependent on our ability to accurately predict these factors. The time and costs may be affected by a variety of factors, including those listed above, many of which are beyond our control. In addition, the terms of these contracts generally require a warranty period, which may have a duration of up to ten years, during which we may be required to repair, replace or rebuild a project in the event of a material defect.
Our property acquisition strategy may not produce the cash flows expected.
Subject to the requirements of the Fund, we may acquire additional operating properties on a select basis. Our acquisition activities are subject to a number of risks, including the following:
•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate; and

•	the expected occupancy and rental rates may differ from the actual results.
Competition could adversely affect our ability to acquire properties.
We expect other real estate investors, including insurance companies, pension and investment funds, private investors and other apartment REITs will compete with us to acquire new properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or the profitability of such properties upon acquisition.

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
Additionally, we occasionally develop, manage, lease and/or operate various properties for third parties. Consequently, we may be considered to have been or to be an operator of these properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances.
Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have subsequently excluded mold related claims from standard policies and increased the pricing of mold endorsements. Therefore, should we be named in a lawsuit regarding mold infiltration, the amount of damages may not be fully covered under insurance.
Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor.
Instead of acquiring or developing apartment communities directly, we have invested and may continue to invest in a joint venture or partnership as a partner. These investments involve risks, including the possibility our partner may become insolvent, our partner may have business goals which are inconsistent with ours, or our partner may be in a position to take action or withhold consent contrary to our requests. We and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
We face risks associated with an investment in and management of a discretionary fund.
We have formed the Fund which, through wholly-owned subsidiaries, we manage as the general partner and advisor and to which we have committed 20% of the total equity interest, up to $60 million. As of December 31, 2007, the Fund had total capital commitments of $187.5 million. There are risks associated with the investment in and management of the Fund, including the following:
•	investors in the Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•
our subsidiary which is the general partner of the Fund is generally liable, under partnership law, for the debts and obligations of the Fund, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Fund;

•
investors in the Fund (other than us), by majority vote, may remove our subsidiary as the general partner of the Fund with or without cause and the Fund’s advisory board, by a majority vote of its members, may remove our subsidiary as the general partner of the Fund at any time for cause;

•
while we have broad discretion to manage the Fund and make investment decisions on behalf of the Fund, the investors or the advisory committee must approve certain matters, and as a result we may be unable to cause the Fund to make certain investments or implement certain decisions we consider beneficial;

•
we are permitted to acquire land and develop communities but are generally prohibited from acquiring fully developed multifamily properties outside of the Fund until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested, subject to certain exceptions;

•	our ability to redeem all or a portion of our investment in the Fund is subject to significant restrictions; and

•	we may be liable if the Fund fails to comply with various tax or other regulatory matters.
We depend on our key personnel.
Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.
Changes in laws and litigation risks could affect our business.
As a large publicly-traded owner of multifamily properties, we may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, could result in liability which is material to our financial condition or results of operations.
Risks Associated with Our Indebtedness and Financing
Volatility in debt markets could adversely impact future acquisitions and values of real estate assets
The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. The volatility has resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As a result, we may not be able to obtain debt financing in the future on favorable terms, or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. In addition, the volatility in debt markets could adversely impact the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets and in turn negatively impact the current value of our existing assets.
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
We have significant debt, which could have important adverse consequences.
As of December 31, 2007, we had outstanding debt of approximately $2.8 billion. This indebtedness could have important consequences, including:
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
We have mortgage debt with varying interest rates dependent upon the market index. In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to shareholders.
We may incur losses on interest rate hedging arrangements.
Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.
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

Risks associated with our shares
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility we will fail to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you, or limit your opportunity to receive a premium for your shares that might otherwise exist if a third party were attempting to effect a change in control transaction.
Various changes could adversely impact the market price of our common shares.
The market price of our publicly traded common shares depends on various conditions. The risks which may affect this market price include the following:
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
Risks Associated with Income Tax Laws
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

•
we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net earnings available for operations, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and

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
Operating Properties
The 182 operating properties, including properties held through joint ventures, which we owned interests in and operated at December 31, 2007, averaged 914 square feet of living area per apartment home. For the year ended December 31, 2007, no single operating property accounted for greater than 2.1% of our total revenues. Our operating properties, including properties held through joint ventures, had a weighted average occupancy rate of 93.7% and 95.2% for 2007 and 2006, respectively. Resident lease terms generally range from six to fifteen months. One hundred and fifty-four of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 9.4 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2001-2007	39

1996-2000	58

1991-1995	19

1986-1990	40

1980-1985	21

Prior to 1980	5

Property Table
The following table sets forth information with respect to our operating properties at December 31, 2007.
OPERATING PROPERTIES

	Number of	Year Placed	Average Apartment	2007 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
ARIZONA
Phoenix
Camden Copper Square	332	2000	786	94.2%
Camden Fountain Palms (2)	192	1986/1996	1,050	93.5
Camden Legacy	428	1996	1,067	93.0
Camden Pecos Ranch (2)	272	2001	924	95.5
Camden San Paloma	324	1993/1994	1,042	95.4
Camden Sierra (2)	288	1997	925	94.6
Camden Towne Center (2)	240	1998	871	94.1
Camden Vista Valley	357	1986	923	94.1
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	380	2001	1,009	95.0
Camden Harbor View	538	2004	976	93.5
Camden Martinique	714	1986	795	92.2
Camden Parkside (2)	421	1972	836	94.7
Camden Sea Palms	138	1990	891	94.8
San Diego/Inland Empire
Camden Old Creek (4)	350	2007	1,036	Lease-up
Camden Sierra at Otay Ranch	422	2003	962	95.1
Camden Tuscany	160	2003	891	95.0
Camden Vineyards	264	2002	1,053	91.9
COLORADO
Denver
Camden Arbors	358	1986	792	94.1
Camden Caley	218	2000	925	96.2
Camden Centennial	276	1985	744	95.7
Camden Denver West (3)	320	1997	1,015	96.8
Camden Highlands Ridge	342	1996	1,149	95.9
Camden Interlocken	340	1999	1,022	96.6
Camden Lakeway	451	1997	932	95.9
Camden Pinnacle (11)	224	1985	748	92.4
WASHINGTON DC METRO
Camden Ashburn Farms	162	2000	1,061	96.4
Camden Clearbrook (7)	297	2007	1,049	95.1
Camden Fair Lakes	530	1999	996	94.7
Camden Fairfax Corner (7)	488	2006	934	95.2
Camden Fallsgrove	268	2004	996	96.1
Camden Grand Parc	105	2002	904	96.6
Camden Lansdowne	690	2002	1,006	95.4
Camden Largo Town Center	245	2000/2007	1,028	92.8
Camden Monument Place (4)	368	2007	865	Lease-up
Camden Roosevelt	198	2003	856	97.1
Camden Russett	426	2000	1,025	94.4
Camden Silo Creek	284	2004	971	95.5
Camden Westwind (7)	464	2006	1,036	92.6
FLORIDA
Southeast Florida
Camden Aventura	379	1995	1,106	94.5
Camden Brickell	405	2003	937	97.1
Camden Doral	260	1999	1,172	95.7
Camden Doral Villas	232	2000	1,253	96.4
Camden Las Olas	420	2004	1,043	94.3
Camden Plantation	502	1997	1,152	94.3
Camden Portofino	322	1995	1,307	95.8

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2007 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Orlando
Camden Club	436	1986	1,077	93.6%
Camden Hunter’s Creek	270	2000	1,082	94.2
Camden Lago Vista	366	2005	954	93.6
Camden Landings	220	1983	748	93.0
Camden Lee Vista	492	2000	937	92.5
Camden Renaissance	578	1996/1998	899	92.7
Camden Reserve	526	1990/1991	824	93.3
Camden World Gateway	408	2000	979	93.2
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	93.1
Camden Bay Pointe	368	1984	771	94.6
Camden Bayside	832	1987/1989	748	94.5
Camden Citrus Park	247	1985	704	95.0
Camden Lakes	688	1982/1983	728	93.2
Camden Lakeside	228	1986	728	93.5
Camden Live Oaks	770	1990	1,093	94.2
Camden Preserve	276	1996	942	95.1
Camden Providence Lakes (12)	260	1996	1,024	87.3
Camden Royal Palms (8)	352	2006	1,017	84.3
Camden Westshore (12)	278	1986	728	81.3
Camden Woods	444	1986	1,223	94.3
GEORGIA
Atlanta
Camden Brookwood	359	2002	906	94.1
Camden Deerfield	292	2000	1,187	95.0
Camden Dunwoody	324	1997	1,007	95.3
Camden Midtown Atlanta	296	2001	953	94.0
Camden Peachtree City	399	2001	1,026	95.5
Camden River	352	1997	1,103	94.8
Camden Shiloh	232	1999/2002	1,151	93.6
Camden St. Clair	336	1997	969	94.6
Camden Stockbridge	304	2003	1,009	93.7
Camden Sweetwater	308	2000	1,151	94.2
KENTUCKY
Louisville
Camden Brookside (5)	224	1987	732	96.5
Camden Meadows (5)	400	1987/1990	746	95.8
Camden Oxmoor (5)	432	2000	903	95.9
Camden Prospect Park (5)	138	1990	916	94.5
MISSOURI
Kansas City
Camden Passage (5)	596	1989/1997	832	94.3
St. Louis
Camden Cedar Lakes (5)	420	1986	852	94.3
Camden Cove West (5)	276	1990	828	95.8
Camden Cross Creek (5)	591	1973/1980	947	95.5
Camden Westchase (5)	160	1986	945	96.1

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2007 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	93.5%
Camden Breeze	320	1989	846	95.6
Camden Canyon (12)	200	1995	987	94.4
Camden Commons	376	1988	936	95.0
Camden Cove	124	1990	898	96.2
Camden Del Mar (12)	560	1995	986	89.2
Camden Fairways (12)	320	1989	896	90.1
Camden Hills	184	1991	579	96.2
Camden Legends	113	1994	792	94.5
Camden Palisades	624	1991	905	94.7
Camden Pines (2)	315	1997	1,005	97.3
Camden Pointe	252	1996	985	96.9
Camden Summit (2)	234	1995	1,187	96.0
Camden Tiara (2)	400	1996	1,043	95.5
Camden Vintage	368	1994	978	93.2
Oasis Bay (6)	128	1990	876	95.9
Oasis Crossings (6)	72	1996	983	95.7
Oasis Emerald (6)	132	1988	873	95.3
Oasis Gateway (6)	360	1997	1,146	93.9
Oasis Island (6)	118	1990	901	93.1
Oasis Landing (6)	144	1990	938	93.8
Oasis Meadows (6)	383	1996	1,031	96.2
Oasis Palms (6)	208	1989	880	93.8
Oasis Pearl (6)	90	1989	930	96.8
Oasis Place (6)	240	1992	440	95.9
Oasis Ridge (6)	477	1984	391	92.2
Oasis Sands	48	1994	1,125	93.8
Oasis Sierra (6)	208	1998	922	94.6
Oasis Springs (6)	304	1988	838	93.9
Oasis Vinings (6)	234	1994	1,152	93.1
NORTH CAROLINA
Charlotte
Camden Ballantyne	400	1998	1,053	94.9
Camden Cotton Mills	180	2002	906	96.7
Camden Dilworth	145	2006	857	96.4
Camden Fairview	135	1983	1,036	96.1
Camden Forest	208	1989	703	93.3
Camden Foxcroft (12)	156	1979	940	93.7
Camden Grandview	266	2000	1,145	95.5
Camden Habersham	240	1986	773	95.7
Camden Park Commons	232	1997	859	94.0
Camden Pinehurst	407	1967	1,147	95.5
Camden Sedgebrook	368	1999	1,017	95.2
Camden Simsbury	100	1985	874	95.9
Camden South End	299	2003	883	95.1
Camden Stonecrest	306	2001	1,169	94.7
Camden Touchstone (12)	132	1986	899	90.0

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2007 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Raleigh
Camden Crest	438	2001	1,129	94.4%
Camden Governor’s Village	242	1999	1,134	92.7
Camden Lake Pine	446	1999	1,075	93.1
Camden Manor Park (7)	484	2006	966	93.2
Camden Overlook	320	2001	1,056	94.2
Camden Reunion Park	420	2000/2004	972	92.4
Camden Westwood	354	1999	1,112	95.2
PENNSYLVANIA
Camden Valleybrook	352	2002	992	95.0
TEXAS
Austin
Camden Briar Oaks	430	1980	711	92.8
Camden Gaines Ranch	390	1997	955	93.5
Camden Huntingdon	398	1995	903	95.7
Camden Laurel Ridge	183	1986	702	94.3
Camden Ridgecrest	284	1995	851	94.9
Camden Ridgeview (11)	167	1984	859	95.7
Camden South Congress (8)	253	2001	975	91.2
Camden Stoneleigh	390	2001	908	94.7
Camden Woodview	283	1984	644	94.7
Corpus Christi
Camden Breakers (12)	288	1996	868	90.5
Camden Copper Ridge	344	1986	775	92.7
Camden Miramar (9)	778	1994/2004	468	77.2
Dallas/Fort Worth
Camden Addison (2)	456	1996	942	94.8
Camden Buckingham	464	1997	919	95.2
Camden Centreport	268	1997	910	94.4
Camden Cimarron	286	1992	772	95.8
Camden Farmers Market	904	2001/2005	933	94.9
Camden Gardens	256	1983	652	94.1
Camden Glen Lakes (12)	424	1979	877	83.6
Camden Lakeview	476	1985	853	92.5
Camden Legacy Creek	240	1995	831	96.0
Camden Legacy Park	276	1996	871	96.7
Camden Oasis	602	1986	548	87.0
Camden Place	442	1984	772	93.7
Camden Springs	304	1987	713	93.2
Camden Towne Village	188	1983	735	93.7
Camden Valley Creek	380	1984	855	93.7
Camden Valley Park	516	1986	743	94.1
Camden Valley Ridge	408	1987	773	92.5
Camden Westview	335	1983	697	95.1

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2007 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Houston
Camden Baytown	272	1999	844	94.9%
Camden City Centre (4)	379	2007	932	Lease-up
Camden Creek	456	1984	639	91.8
Camden Greenway	756	1999	861	96.3
Camden Holly Springs (2)	548	1999	934	94.9
Camden Midtown	337	1999	843	97.9
Camden Oak Crest	364	2003	870	96.4
Camden Park (2)	288	1995	866	96.3
Camden Plaza (4) (10)	271	2007	915	Lease-up
Camden Royal Oaks (4)	236	2006	923	Lease-up
Camden Steeplechase	290	1982	748	93.1
Camden Stonebridge	204	1993	845	97.5
Camden Sugar Grove (2)	380	1997	917	95.0
Camden Vanderbilt (12)	894	1996/1997	863	87.0
Camden West Oaks	671	1982	726	93.2

(1)	Represents average physical occupancy for the year except as noted below.

(2)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(3)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(4)	Properties under lease-up at December 31, 2007.

(5)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.

(6)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(7)	Development property completed during 2007 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(8)	Properties acquired during 2007 – average occupancy calculated from date of acquisition date through year-end.

(9)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

(10)	Property owned through a joint venture in which we own 30%. The remaining interest is owned by an unaffiliated private investor.

(11)	Properties held for sale at December 31, 2007.

(12)	Properties under redevelopment at December 31, 2007.

Item 3. Legal Proceedings
For discussion regarding legal proceedings, see Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2007 Quarters:
First	$79.26	$68.09	$0.69
Second	75.32	66.97	0.69
Third	68.74	54.96	0.69
Fourth	66.82	45.78	0.69

2006 Quarters:
First	$72.70	$58.40	$0.66
Second	73.55	65.50	0.66
Third	77.99	72.80	0.66
Fourth	80.97	71.40	0.66
As of February 15, 2008, there were 727 shareholders of record and approximately 28,500 beneficial owners of our common shares.
The following table summarizes repurchases of our equity securities in the quarter ended December 31, 2007:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Programs	the Program (1)
Month ended October 31, 2007	21,100	$59.88	21,100	$163,550,000
Month ended November 30, 2007	1,575,000	52.03	1,575,000	81,603,000
Month ended December 31, 2007	680,400	46.68	680,400	49,842,000

Total (2)	2,276,500	$50.50	2,276,500

(1)
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases and privately negotiated transactions. In January 2008, our Board of Trust Managers approved the repurchase up to an additional $250.0 million of our common equity securities.

(2)	During the year ended December 31, 2007, we repurchased approximately 3.6 million common shares for cash totaling approximately $200.2 million, or $55.54 average price per share.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2003 through 2007. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been restated for amounts classified as discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2007	2006	2005(d)	2004	2003
Operating Data
Total property revenues	$609,080	$580,576	$504,061	$365,261	$348,209
Total property expenses	227,306	220,163	193,792	147,621	138,333
Total non-property income	25,002	35,530	50,912	27,884	12,066
Total other expenses	344,996	350,850	343,155	211,236	194,859
Income from continuing operations	47,078	125,016	151,526	22,767	18,329
Net income	148,457	232,846	199,086	41,341	29,430

Income from continuing operations per share
Basic	$0.81	$2.21	$2.91	$0.55	$0.47
Diluted	0.80	2.14	2.72	0.54	0.44
Net income per share
Basic	$2.55	$4.11	$3.83	$1.00	$0.75
Diluted	2.51	3.96	3.58	0.98	0.71
Distributions declared per common share	$2.76	$2.64	$2.54	$2.54	$2.54

Balance Sheet Data (at end of year)
Real estate assets	$5,527,403	$5,141,467	$5,039,007	$3,159,077	$3,099,856
Total assets	4,890,760	4,586,050	4,487,799	2,629,364	2,625,561
Notes payable	2,828,095	2,330,976	2,633,091	1,576,405	1,509,677
Minority interests	219,952	223,511	221,023	159,567	196,385
Shareholders’ equity	1,531,313	1,734,356	1,370,903	738,515	784,885

Other Data
Cash flows provided by (used in):
Operating activities	$223,106	$231,569	$200,845	$156,997	$144,703
Investing activities	(346,798)	(52,067)	(207,561)	(65,321)	(94,386)
Financing activities	123,555	(180,044)	6,039	(92,780)	(47,365)
Funds from operations – diluted (a)	227,153	237,790	195,290	143,669	135,699

Property Data
Number of operating properties (at the end of year) (b)	182	186	191	144	144
Number of operating apartment homes (at end of year) (b)	63,085	63,843	65,580	51,456	51,344
Number of operating apartment homes (weighted average) (b)(c)	53,132	55,850	55,056	47,118	46,382
Weighted average monthly total property revenue per apartment home	$1,005	$951	$871	$777	$754
Properties under development (at end of period)	11	11	9	3	2

(a)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

(b)	Includes discontinued operations.

(c)	Excludes apartment homes owned in joint ventures.

(d)	The 2005 results include the operations of Summit Properties Inc. subsequent to February 28, 2005.

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
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Insufficient cash flows could affect our ability to make required payments for debt obligations or pay distributions to shareholders and create refinancing risk;

•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;

•	We have significant debt; which could have important adverse consequences;

•	Volatility in debt markets could adversely impact future acquisitions and values of real estate assets;

•	Various changes could adversely impact the market price of our common shares;

•	Development and construction risks could impact our profitability;

•	Our property acquisition strategy may not produce the cash flows expected;

•	Difficulties of selling real estate could limit our flexibility;

•	Variable rate debt is subject to interest rate risk;

•	Issuances of additional debt or equity may adversely impact our financial condition;

•	Losses from catastrophes may exceed our insurance coverage;

•	Potential liability for environmental contamination could result in substantial costs;

•	Tax matters, including failure to qualify as a real estate investment trust (“REIT”) could have adverse consequences;

•	Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor;

•	We face risks associated with investment in and management of a discretionary fund;

•	Our dependence on our key personnel;

•	We may incur losses on interest rate hedging arrangements;

•	Competition could limit our ability to lease apartments or increase or maintain rental income; and

•	Changes in laws and litigation risks could affect our business.
These forward-looking statements represent our estimates and assumptions as of the date of this report.
Executive Summary
Based on our results for the year ended December 31, 2007 and the projected economic conditions, we expect moderating growth during 2008. Economic factors affecting our revenue include declining job growth and continued population growth and household formations in the markets in which we operate, as well as declining fundamentals in the for-sale single-family housing market. Negative sentiment currently surrounding single-family housing could have a positive impact on multifamily demand, as more potential home buyers choose to rent and existing renters extend their stays in apartment homes. However, high inventories of unsold single-family homes in select markets could cause further declines in home prices, making home buying a more attractive option for some renters or resulting in additional single-family homes becoming rental units.

We intend to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund. During its term, which will end eight years from the final closing, subject to two one-year extensions, the Fund will be our exclusive investment vehicle for acquiring fully developed multifamily properties, subject to certain exceptions. We expect market concentration risk to be mitigated as our property operations are not centralized in any one market and our portfolio of apartment communities are geographically diverse. We also intend to continue focusing on our development pipeline with approximately $2.0 billion to $2.5 billion in our current and future development pipelines. Total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors.
Property Portfolio
Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	December 31, 2007		December 31, 2006
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas (1)	7,225	18	7,773	21
Houston, Texas	6,346	15	5,696	13
Tampa, Florida	5,503	12	5,635	12
Washington, D.C. Metro	4,525	13	3,834	11
Charlotte, North Carolina	3,574	15	4,146	17
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,778	9	2,525	8
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
San Diego/Inland Empire, California	1,196	4	846	3
Other	4,999	13	6,449	18

Total Operating Properties	63,085	182	63,843	186

Properties Under Development
Washington, D.C. Metro	1,543	4	2,237	6
Houston, Texas	733	3	650	2
Austin, Texas	556	2	—	—
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	261	1	261	1
San Diego/Inland Empire, California	—	—	350	1

Total Properties Under Development	3,383	11	3,788	11

Total Properties	66,468	193	67,631	197

Less: Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,946	6	1,487	4
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	12,217	41	11,758	39

Total Properties Owned 100%	54,251	152	55,873	158

(1)	Effective January 1, 2007, the operations of two adjacent properties were combined.

(2)	Refer to Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2007, stabilization was achieved at four completed properties as follows:

	Number of Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization
Camden Fairfax Corner Fairfax, VA	488	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	3Q06	2Q07
Camden Clearbrook Frederick, MD	297	1Q07	2Q07
Camden Westwind Ashburn, VA	464	2Q06	3Q07
Acquisition Communities
During April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for $42.8 million and during June 2007 we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased with proceeds using our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition.
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
During the year ended December 31, 2006, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland. During the year ended December 31, 2005, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in Houston, Texas. Also during 2005, we sold undeveloped land located in Dallas, Texas to an unrelated third party. In connection with our decision to sell this undeveloped land, we recognized an impairment loss of $0.3 million. These transactions were included in continuing operations as the cash flows from these land parcels were not separately identifiable from the cash flows generated by the adjacent pre-development assets.

Discontinued Operations
We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of December 31, 2007. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain on the disposal of the held for sale properties is also classified as discontinued operations.
A summary of our 2007 dispositions and properties held for sale as of December 31, 2007 is as follows:

	Number of
($ in millions)	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)

Dispositions
Camden Taravue St. Louis, MO	304	2Q07	1975	n/a
Camden Trace Maryland Heights, MO	372	2Q07	1972	n/a
Camden Downs Louisville, KY	254	2Q07	1975	n/a
Camden Ridge Ft. Worth, TX	208	4Q07	1985	n/a
Camden Terrace Ft, Worth, TX	340	4Q07	1984	n/a
Camden Eastchase Charlotte, NC	220	4Q07	1986	n/a
Camden Glen Greensboro, NC	304	4Q07	1980	n/a
Camden Isles Tampa, FL	484	4Q07	1983/1985	n/a
Camden Timber Creek Charlotte, NC	352	4Q07	1984	n/a
Camden Wendover Greensboro, NC	216	4Q07	1985	n/a

Total apartment homes sold	3,054

Held for Sale
Camden Pinnacle Westminster, CO	224	n/a	1985	$11.2
Camden Ridgeview Austin, TX	167	n/a	1984	4.2

Total apartment homes sold and held for sale	3,445

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of December 31, 2007.
During the year ended December 31, 2007, we received net proceeds of approximately $166.4 million and recognized gains of $106.3 million from the sale of the ten operating properties listed above to unaffiliated third parties. During the year ended December 31, 2006, we received net proceeds of approximately $137.3 million and recognized gains of $78.8 million from the sale of eight operating properties, containing 3,041 apartment homes, to unaffiliated third parties. During the year ended December 31, 2005, we received net proceeds of approximately $125.1 million and recognized a gain of $36.1 million on the sale of three operating properties, containing 1,317 apartment homes, to unaffiliated third parties.

Upon our decision to abandon efforts to develop certain land parcels and to market the parcels as held for sale, we reclassified the operating expenses associated with those assets to discontinued operations. At December 31, 2007, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.2
Dallas	2.4	1.8

Total land held for sale		$9.0

During the year ended December 31, 2007, we sold 0.9 acres of undeveloped land to an unrelated third party. In connection with this sale, we received net proceeds of $6.0 million and recognized gains totaling $0.7 million. During the year ended December 31, 2006, we sold undeveloped land totaling 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of $41.0 million and recognized gains totaling $20.5 million. Land sales during the year ended December 31, 2005 were immaterial.
Development and Lease-Up Properties
At December 31, 2007, we had five completed properties in lease-up as follows:

	Number of		% Leased		Estimated
($ in millions)	Apartment	Cost	at	Date of	Date of
Property and Location	Homes	Incurred	2 /11/08	Completion	Stabilization

Consolidated
Camden Old Creek San Marcos, CA	350	$92.1	90%	1Q07	1Q08
Camden Royal Oaks Houston, TX	236	21.0	78%	3Q06	2Q08
Camden Monument Place Fairfax, VA	368	62.2	73%	4Q07	2Q08
Camden City Centre Houston, TX	379	51.1	60%	4Q07	3Q08

Total – consolidated	1,333	$226.4

Equity Interests
Camden Plaza Houston, TX	271	$40.7	61%	3Q07	2Q08

At December 31, 2007, we had several properties in various stages of construction as follows:

				Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Consolidated:
Camden Potomac Yard (1) Arlington, VA	378	$110.0	$101.6	$65.6	1Q08	1Q09
Camden Orange Court Orlando, FL	261	49.0	42.2	42.2	3Q08	1Q09
Camden Circle C Austin, TX	208	27.0	10.0	10.0	4Q08	1Q09
Camden Summerfield (1) Landover, MD	291	68.0	57.9	25.2	4Q08	1Q09
Camden Dulles Station Oak Hill, VA	366	77.0	51.7	51.7	1Q09	3Q09
Camden Whispering Oaks Houston, TX	274	30.0	10.2	10.2	1Q09	3Q09
Camden Amber Oaks Austin, TX	348	40.0	8.2	8.2	2Q09	3Q10

Total – consolidated	2,126	$401.0	$281.8	$213.1

(1)	Properties in lease-up as of December 31, 2007.
Our consolidated balance sheet at December 31, 2007 included $446.7 million related to properties under development. Of this amount, $213.1 million related to our projects currently under development. Additionally, at December 31, 2007, we had $233.6 million invested in land held for future development, which includes $185.4 million related to projects we expect to begin constructing during the next 18 months. We also had $43.8 million invested in land tracts adjacent to recently completed and current development projects, which we may utilize to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.
At December 31, 2007, we had investments in four joint ventures which were developing four multi-family communities:

	Number of		Total
($ in millions)	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Braeswood Place (2) Houston, TX	340	$48.6	$21.4
Belle Meade (2) Houston, TX	119	33.2	8.6
Camden Main & Jamboree (1) Irvine, CA	290	112.0	107.8
Camden College Park (1) College Park, MD	508	139.9	118.5

Total	1,257	$333.7	$256.3

(1)	Properties in lease-up as of December 31, 2007.

(2)	Properties being developed by joint venture partner.

Geographic Diversification
At December 31, 2007 and 2006, our investments in various geographic areas, excluding investments in joint ventures and properties held for sale, were as follows:

(in thousands)	2007		2006

Washington, D.C. Metro	$1,196,451	21.8%	$1,038,981	20.4%
Southeast Florida	444,645	8.1	442,550	8.7
Houston, Texas	374,177	6.8	334,019	6.6
Dallas, Texas	372,075	6.8	378,985	7.4
Tampa, Florida	370,379	6.7	322,684	6.3
Los Angeles/Orange County, California	346,452	6.3	343,853	6.7
Orlando, Florida	336,768	6.1	288,088	5.6
Atlanta, Georgia	316,733	5.8	314,595	6.2
Las Vegas, Nevada	314,609	5.7	281,069	5.5
Charlotte, North Carolina	312,760	5.7	336,337	6.6
Raleigh, North Carolina	235,263	4.3	232,973	4.6
San Diego/Inland Empire, California	225,769	4.1	190,341	3.7
Austin, Texas	221,807	4.1	158,673	3.1
Denver, Colorado	202,962	3.7	198,185	3.9
Phoenix, Arizona	117,092	2.1	115,418	2.3
Other	105,742	1.9	122,708	2.4

Total real estate assets, at cost	$5,493,684	100.0%	$5,099,459	100.0%

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, sales of assets to joint ventures, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a per-weighted average apartment home basis in order to adjust for changes in the number of apartment homes owned during each period. Selected weighted averages for the years ended December 31 are as follows:

	2007	2006	2005
Average monthly property revenue per apartment home	$1,005	$951	$871
Annualized total property expenses per apartment home	$4,501	$4,328	$4,016
Weighted average number of operating apartment homes owned 100%	50,504	50,872	48,250
Weighted average occupancy of operating apartment homes owned 100%	93.7%	95.1%	95.1%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2007 as compared to 2006 and for the year ended December 31, 2006 as compared to 2005:

	Apartment	Year Ended
	Homes	December 31,		Change
($ in thousands)	at 12/31/07	2007	2006	$	%

Property revenues
Same store communities	42,089	$499,776	$480,305	$19,471	4.1%
Non-same store communities	8,312	96,372	75,448	20,924	27.7
Development and lease-up communities	3,459	8,473	508	7,965	*
Dispositions/other	—	4,459	24,315	(19,856)	(81.7)

Total property revenues	53,860	$609,080	$580,576	$28,504	4.9%

Property expenses
Same store communities	42,089	$185,145	$180,862	$4,283	2.4%
Non-same store communities	8,312	35,488	27,392	8,096	29.6
Development and lease-up communities	3,459	4,726	532	4,194	*
Dispositions/other	—	1,947	11,377	(9,430)	(82.9)

Total property expenses	53,860	$227,306	$220,163	$7,143	3.2%

*	Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2006. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2006. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2006. Dispositions primarily represent communities we have partially sold to joint ventures in which we retained an ownership interest.

	Apartment	Year Ended
	Homes	December 31,		Change
	at 12/31/06	2006	2005	$	%

Property revenues
Same store communities	30,950	$317,222	$296,288	$20,934	7.1%
Non-same store communities	17,087	225,449	166,152	59,297	35.7
Development and lease-up communities	4,391	13,585	405	13,180	*
Dispositions/other	—	24,320	41,216	(16,896)	(41.0)

Total property revenues	52,428	$580,576	$504,061	$76,515	15.2%

Property expenses
Same store communities	30,950	$128,255	$121,622	$6,633	5.5%
Non-same store communities	17,087	76,472	57,517	18,955	33.0
Development and lease-up communities	4,391	4,308	87	4,221	*
Dispositions/other	—	11,128	14,566	(3,438)	(23.6)

Total property expenses	52,428	$220,163	$193,792	$26,371	13.6%

*	Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2005. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2005. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2005. Dispositions primarily represent communities we have partially sold to joint ventures in which we retained an ownership interest.

Same store analysis
Our same store property revenues for the year ended December 31, 2007 increased $19.5 million, or 4.1%, from 2006 resulting primarily from higher average rental income per apartment home and increases in other property income, partially offset by declines in occupancy. Same store property revenues for the year ended December 31, 2006 increased $20.9 million, or 7.1%, from 2005 primarily from higher average rental income per apartment home.
Same store property revenues for 2007 as compared to 2006 were positively impacted by increases in revenues in substantially all markets. These revenue increases were driven by other property income which increased due to the implementation of Perfect Connection (also known as CamdenTV) which provides cable services to our residents and other utility rebilling programs. Our same store communities recognized an overall increase in average rental rates, as we experienced rental rate increases in all markets. The increase in average rental rates was a result of moderate improvements in fundamentals resulting from continued job growth, population growth, and household formations. Average occupancy at our same store properties declined less than 1% in 2007, as we saw decreases in occupancy in a majority of our markets. We believe our operating performance was also a result of the continued operational and technological enhancements we are making at many of our communities, which have created opportunities to take advantage of additional revenue sources.
Same store property revenues for 2006 as compared to 2005 were impacted by increases in revenues in all markets. These revenue increases were a result of an overall increase in average rental rates at our same store communities and increases in other property income.
Total property expenses from our same store communities increased 2.4% and 5.5% for the year ended December 31, 2007 as compared to 2006 and for the year ended December 31, 2006 as compared to 2005, respectively. The increases in same store property expenses per apartment home for the year ended December 31, 2007 as compared to 2006 were primarily due to increases in repair and maintenance expenses and utility expenses in connection with our utility rebilling program discussed above. The increases for the year ended December 31, 2006 as compared to 2005 were primarily due to increases in salary and benefit expenses, real estate tax expenses and utilities expenses.
Non-same store analysis and other analysis
Property revenues from non-same store, development and lease-up communities increased $28.9 million for the year ended December 31, 2007 as compared to 2006 and increased $72.5 million for the year ended December 31, 2006 as compared to 2005. Both periods realized increases due to the completion and lease-up of certain properties in our development pipeline. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline. Increases in 2006 as compared to 2005 were primarily affected by communities acquired in the Summit merger.
Property revenues from dispositions/other decreased $19.9 million and $16.9 million for the year ended December 31, 2007 as compared to 2006 and for the year ended December 31, 2006 as compared to 2005, respectively. For the year ended December 31, 2007, revenue from dispositions/other primarily related to retail lease income of $4.3 million. Dispositions/other property revenues earned during the year ended December 31, 2006 primarily related to properties partially sold to joint ventures of $20.0 million and retail lease income of $3.1 million. For the year ended December 31, 2005, dispositions/other property revenues earned primarily related to properties partially sold into joint ventures of $35.1 million, retail lease income of $2.3 million and income associated with the amortization of above and below market leases on acquired communities of $2.8 million.
Property expenses from non-same store, development and lease-up communities increased $12.3 million for the year ended December 31, 2007 as compared to 2006 and $23.2 million for 2006 as compared to 2005. Both periods realized increases due to the completion and lease-up of properties in our development pipeline. Increases in 2006 as compared to 2005 were primarily affected by communities acquired in the Summit merger.
Property expenses from dispositions/other decreased $9.4 million and $3.4 million for the year ended December 31, 2007 as compared to 2006 and for the year ended December 31, 2006 as compared to 2005, respectively. The decrease for the year ended December 31, 2007 as compared to December 31, 2006 was due to the partial sale of nine properties to a joint venture in 2006. The decrease for the year ended December 31, 2006 as compared to December 31, 2005 was due to the partial sale of twelve properties to a joint venture in 2005.

Non-property income

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2007	2006	$	%	2006	2005	$	%

Fee and asset management	$8,293	$14,041	$(5,748)	(40.9)%	$14,041	$12,912	$1,129	8.7%
Sale of technology investments	623	1,602	(979)	(61.1)	1,602	24,206	(22,604)	*
Interest and other income	8,804	9,771	(967)	(9.9)	9,771	7,373	2,398	32.5
Income on deferred compensation plans	7,282	10,116	(2,834)	(28.0)	10,116	6,421	3,695	57.5

Total non-property income	$25,002	$35,530	$(10,528)	(29.6)%	$35,530	$50,912	$(15,382)	(30.2)%

*	Not a meaningful percentage
Fee and asset management income, which represents income related to third-party construction and development projects and property management, for the year ended December 31, 2007 decreased $5.7 million as compared to 2006 and increased $1.1 million for the year ended December 31, 2006 as compared to 2005. These changes were primarily due to increased fees earned from joint ventures and third-party construction and development projects in 2006 as compared to both 2007 and 2005.
Income from the sale of technology investments totaled $0.6 million, $1.6 million and $24.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, we recognized a $1.6 million and $24.2 million gain, respectively, on the sale of our investment in Rent.com.
Interest and other income decreased $1.0 million for 2007 as compared to 2006 and increased $2.4 million for 2006 as compared to 2005. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, increased $0.6 million for 2007 as compared to 2006 and decreased $2.9 million for 2006 as compared to 2005. The increase for 2007 as compared to 2006 was primarily due to new notes issued during 2007 of approximately $9.1 million and the decrease for 2006 as compared to 2005 was primarily due to repayments of approximately $21.4 million. Other income was $3.8 million in 2007 and $5.3 million in 2006. Other income represents income recognized upon the settlement of legal, insurance and warranty claims and contract disputes.
Income on deferred compensation plans decreased $2.8 million during the year ended December 31, 2007 as compared to 2006 and increased $3.7 million during the year ended December 31, 2006 as compared to 2005. The changes in income primarily related to the performance of the assets held in the deferred compensation plans for plan participants.
Other expenses

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2007	2006	$	%	2006	2005	$	%

Property management	$18,413	$18,490	$(77)	(0.4)%	$18,490	$16,145	$2,345	14.5%
Fee and asset management	4,552	9,382	(4,830)	(51.5)	9,382	6,897	2,485	36.0
General and administrative	32,590	37,584	(4,994)	(13.3)	37,584	24,845	12,739	51.3
Transaction compensation and merger expenses	—	—	—	—	—	14,085	(14,085)	*
Impairment provision on technology investment	—	—	—	—	—	130	(130)	*
Interest	116,281	117,862	(1,581)	(1.3)	117,862	111,052	6,810	6.1
Depreciation and amortization	162,189	153,609	8,580	5.6	153,609	159,841	(6,232)	(3.9)
Amortization of deferred financing costs	3,689	3,807	(118)	(3.1)	3,807	3,739	68	1.8
Expense on deferred compensation plans	7,282	10,116	(2,834)	(28.0)	10,116	6,421	3,695	57.5

Total non-property expenses	$344,996	$350,850	$(5,854)	(1.7)%	$350,850	$343,155	$7,695	2.2%

*	Not a meaningful percentage
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased $0.1 million for the year ended December 31, 2007 as compared to 2006 and increased $2.3 million for 2006 as compared to 2005. The increase for 2006 as compared to 2005 was primarily due to an increase in the number of regional office employees which caused increases in salary and benefit expenses, including long-term incentive compensation and amortization expense recorded for share awards. Property management expenses was 3.0% of total property revenues for the year ended December 31, 2007, and 3.2% of total property revenues for the years ended December 31, 2006 and 2005.

Fee and asset management expense, which represents expenses related to third-party construction and development projects and property management, decreased $4.8 million for 2007 as compared to 2006 and increased $2.5 million for 2006 as compared to 2005, primarily as a result of the timing of costs and cost over-runs recognized on third party construction and development projects during each period and a higher level of third-party construction activity in 2006 as compared to 2007 and 2005.
General and administrative expenses decreased $5.0 million during the year ended December 31, 2007 as compared to 2006 and increased $12.7 million during the year ended December 31, 2006 as compared to 2005, and were 5.1%, 6.1% and 4.5% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in general and administrative expenses for the year ended December 31, 2007 as compared to 2006 was primarily due to reduced legal and incentive compensation expenses. The increase in general and administrative expenses for the year ended December 31, 2006 as compared to 2005 was primarily due to costs associated with increases in salary and benefit expenses, including long-term incentive compensation and amortization expense recorded for share awards, acceleration of vesting of previously granted share awards and legal costs. During 2006, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. By accelerating the vesting of these share awards, we recognized a one-time expense of approximately $4.2 million for the year ended December 31, 2006.
During the year ended December 31, 2005, we incurred transaction compensation and merger expenses totaling $14.1 million related to the Summit merger. Merger expenses primarily related to training and transitional employee costs.
Interest expense for the year ended 2007 decreased $1.6 million as compared to 2006. Factors contributing to the decrease in interest expense include repayment of debt from proceeds received from our July 2006 equity offering, property dispositions during both periods and interest adjustments related to tax liabilities. Partially offsetting this decrease was interest incurred on debt used to repurchase our common shares during 2007. While our average debt level outstanding during 2007 increased slightly as compared to 2006, we continued to fund construction costs associated with our development pipeline increasing interest capitalized by $2.0 million during 2007 as compared to 2006. Interest expense for 2006 increased $6.8 million over 2005 primarily as a result of increases in debt outstanding and increases in the effective interest rates associated with our variable rate debt. These increases were partially offset by repayment of debt from proceeds received from our July 2006 equity offering and property dispositions. Interest capitalized for the year ended December 31, 2006 increased $3.1 million over the same period in 2005.
Depreciation and amortization expense and amortization of deferred financing costs increased 5.4% during the year ended December 31, 2007 as compared to 2006 and decreased 3.8% during the year ended December 31, 2006 as compared to 2005. The increase in 2007 as compared to 2006 was primarily due to an increased level of new development and capital improvements placed in service during 2007 as compared to 2006. The decrease in 2006 as compared to 2005 was primarily due to amortization of the value of in-place leases acquired in connection with the merger with Summit of $32.3 million during the year ended December 31, 2005, offset by additional depreciation on assets acquired and new development and capital improvements placed in service during the preceding year.
Expense on deferred compensation plans decreased $2.8 million during the year ended December 31, 2007 as compared to 2006 and increased $3.7 million during the year ended December 31, 2006 as compared to 2005. The changes in expense primarily related to the performance of the assets held in the deferred compensation plans for plan participants.

Other

	Year Ended					Year Ended
	December 31,		Change			December 31,		Change
($ in thousands)	2007	2006	$	%		2006	2005	$	%

Gain on sale of properties, including land	$—	$97,452	$(97,452)	*	%	$97,452	$132,914	$(35,462)	(26.7)%
Impairment loss on land	(1,447)	—	(1,447)	*		—	(339)	339	*
Equity in income of joint ventures	1,526	5,156	(3,630)	(70.4)		5,156	10,049	(4,893)	(48.7)
Distributions on perpetual preferred units	(7,000)	(7,000)	—	—		(7,000)	(7,028)	28	0.4
Original issuance costs on redeemed perpetual preferred units	—	—	—	—		—	(365)	365	*
Income allocated to common units and other minority interests	(4,729)	(15,685)	10,956	69.9		(15,685)	(1,731)	(13,954)	*
Income tax expense – current	(3,052)	—	(3,052)	*		—	—	—	—

*	Not a meaningful percentage
Gain on sale of properties for the year ended December 31, 2006 included gains of $91.5 million from the partial sale of nine operating properties to an affiliated joint venture and $5.2 million from the partial sales of land to affiliated joint ventures; also included in gain on sale of properties for the year ended December 31, 2006 was $0.8 million from the sale of undeveloped land to an unaffiliated third party. Gain on sale of properties for the year ended December 31, 2005 included a gain of $132.1 million from the partial sale of 12 operating communities to affiliated joint ventures and $0.8 million from the sale of undeveloped land to an unaffiliated third party. See further discussion of gains associated with property dispositions in “Property Portfolio”.
The impairment loss on land for the year ended December 31, 2007 of $1.4 million coincided with our decision to abandon development efforts at a site located in Dallas, Texas. Prior to our decision to abandon efforts, the carrying value of the land was supportable with cash flow projections from expected development. While no determination has been made to dispose of the asset, we have written down previously recorded carrying costs to record the asset at fair market value. During 2005, we sold undeveloped land to an unrelated third party. In connection with our decision to sell this undeveloped land, we recognized an impairment loss of $0.3 million.
Equity in income of joint ventures decreased $3.6 million for the year ended December 31, 2007 as compared to 2006, and decreased $4.9 million for the year ended December 31, 2006 as compared to 2005. Changes from period to period are due to changes in the number of properties and gains recognized on the sale of assets held through joint ventures. During 2007, certain of our development joint ventures completed construction and as such, depreciation recorded during the period was greater than income recognized as these properties have not reached stabilization. We recognized $2.8 million of gains for our proportionate share of the sale of three properties held through a joint venture during the year ended December 31, 2006. During the year ended December 31, 2005, we recognized $11.2 million in gains for our proportionate share of the sale of three properties held in joint ventures. The gains recognized during the year ended December 31, 2005 were partially offset by losses of $2.0 million recognized in one joint venture due to debt retirement costs associated with the refinancing of debt.
Income allocated to common units and other minority interests decreased $11.0 million during the year ended December 31, 2007 as compared to 2006 and increased $14.0 million during the year ended December 31, 2006 as compared to 2005. Income allocated to common units in 2006 was due primarily to gains recognized on the partial sale of eight properties held in Camden Operating, L.P. to a joint venture during the year ended December 31, 2006. A portion of the gains recognized were allocated to minority interest holders in Camden Operating, L.P.
Income tax expense for year ended December 31, 2007 was $3.1 million. Income tax expense is comprised of $1.0 million in margin taxes, $0.5 million in federal income taxes on our taxable REIT subsidiaries, and $1.6 million in state taxes in our operating partnerships.
Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

We believe in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered as an alternative to net income as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.
Reconciliations of net income to diluted FFO for the years ended December 31, 2007, 2006 and 2005 are as follows:

(in thousands)	2007	2006	2005
Funds from operations
Net income	$148,457	$232,846	$199,086
Gain on sale of properties, net of tax (1)	(105,098)	(170,304)	(168,221)
Real estate depreciation and amortization (1)	161,064	157,233	168,777
Income allocated to convertible minority interests (1)	17,796	17,537	2,515
Adjustments for unconsolidated joint ventures (2)	4,934	478	(6,867)

Funds from operations – diluted	$227,153	$237,790	$195,290

Weighted average shares – basic	58,135	56,660	52,000
Incremental shares assumable from assumed conversion of:
Common share options and awards granted	482	725	483
Common units	3,503	3,868	3,830

Weighted average shares – diluted	62,120	61,253	56,313

(1)	Including amounts for discontinued operations.

(2)
Adjustment for 2006 and 2005 includes $2.8 million and $11.2 million in gains recognized on sales of properties held in joint ventures. 2006 adjustment is net of $0.5 million in prepayment penalties incurred with the repayment of mortgage notes directly associated with the sold properties.

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
Our interest expense coverage ratio, net of capitalized interest, was 3.0, 2.9 and 2.8 times for the years ended December 31, 2007, 2006 and 2005, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At December 31, 2007, 2006 and 2005, 81.6%, 80.5% and 78.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 4.9 years at December 31, 2007.

As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2008 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	repurchase of common equity securities;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During 2008 approximately $200.6 million of secured mortgage notes are scheduled to mature. Additionally, as of December 31, 2007, we had several current development projects in various stages of construction, for which a total estimated cost of $119.2 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our automatic shelf registration statement, draws on our unsecured credit facility, property dispositions and secured mortgage notes.
In December 2007, we announced our Board of Trust Managers had declared a dividend distribution of $0.69 per share to holders of record as of December 21, 2007 of our common shares. The dividend was subsequently paid on January 17, 2008. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.76 per share or unit.
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases and privately negotiated transactions. In January 2008, our Board of Trust Managers approved the repurchase of up to an additional $250.0 million of our common equity securities.
Net cash provided by operating activities decreased to $223.1 million during the year ended December 31, 2007 from $231.6 million for the same period in 2006. The decrease was due to a decline in non-property income and timing of payments on trade payables and receivables offset by growth in revenues from our stabilized and development communities.
Cash flows used in investing activities during the year ended December 31, 2007 totaled $346.8 million, as compared to $52.1 million during the year ended December 31, 2006. Cash outflows for property development, acquisition, and capital improvements were $500.8 million during 2007 as compared to $444.3 million during 2006. Proceeds received from sales of properties and technology investments, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $178.9 million for the year ended December 31, 2007 as compared to $445.2 million for the year ended December 31, 2006. Additionally, during the year ended December 31, 2006 notes receivable – affiliates increased $41.6 million as five mezzanine loans were provided to joint ventures.
Net cash provided by financing activities totaled $123.6 million for the year ended December 31, 2007, primarily as a result of $808.0 million in proceeds from notes payable, offset by repayment of balances outstanding on our line of credit of $91.0 million, payments of $213.4 million related to the payoff of two senior unsecured notes and one mortgage note, $200.5 million of common share repurchases, and distributions paid to shareholders and minority interest holders of $178.1 million. Net cash used in financing activities totaled $180.0 million for the year ended December 31, 2006, primarily as a result of the repayment of balances outstanding on our line of credit of $45.0 million, payments of $227.3 million related to the payoff of senior unsecured notes and one mortgage note and distributions paid to shareholders and minority interest holders of $166.2 million. The cash used in financing activities was partially offset by $254.9 million of proceeds from the issuance of 3.6 million common shares in 2006.
Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2010. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2007, we had outstanding letters of credit totaling $14.6 million, and had $470.4 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
During both 2007 and 2006, we repaid $200.0 million of maturing unsecured notes with effective interest rates of 5.6% and 6.8%, respectively. During 2007, we refinanced one of our maturing secured conventional mortgage notes, which had a balance of $6.8 million and a variable interest rate at 7.31%; the new note was for a principal amount of $9.0 million with a fixed interest rate of 6.0% and matures on August 1, 2014. We also repaid one conventional mortgage note during 2006 totaling $13.1 million, which had an interest rate of 7.6%. We repaid all notes payable using proceeds available under our unsecured line of credit.
In connection with our partial sale of nine apartment communities to a joint venture during 2006, as discussed in Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements, three variable rate tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
At December 31, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.0% and 5.4%, respectively.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2007, we had 65,434,369 common shares and no preferred shares outstanding under our declaration of trust.
In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering under our shelf registration statement. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit and for general corporate purposes.
Contractual Obligations
The following table summarizes our known contractual obligations as of December 31, 2007:

(in millions)	Total	2008	2009	2010	2011	2012	Thereafter
Debt maturities	$2,828.1	$200.6	$198.1	$567.7	$248.2	$772.5	$841.0
Interest payments (1)	731.5	149.6	136.3	112.9	90.5	79.0	163.2
Capital contributions to Fund (2)	37.5	37.5	—	—	—	—	—
Non-cancelable lease payments	16.2	2.5	2.3	2.3	2.2	1.8	5.1
Postretirement benefit obligations	2.5	0.2	0.2	0.2	0.2	0.3	1.4
Construction contracts	73.4	71.9	1.5	—	—	—	—

	$3,689.2	$462.3	$338.4	$683.1	$341.1	$853.6	$1,010.7

(1)
Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes and secured notes. Interest payments on the term loan were calculated based on the interest rate effectively fixed by the interest rate swap agreement. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of December 31, 2007.

(2)	Contingent on timing of capital calls by the Fund; subject to change.

The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are not committed to any additional funding on third-party debt in relation to our joint ventures. We are committed to funding an additional $6.2 million under mezzanine loans provided to joint ventures. We have guaranteed the repayment of the construction loans of five of our development joint ventures in an amount equal to our percentage interest in such joint ventures, totaling $65.7 million. We believe it is unlikely significant payments will be required under these guarantees. See further discussion of our investments in various joint ventures in Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements.
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
Principles of Consolidation. Our consolidated financial statements include our assets, liabilities and operations and those of our wholly-owned subsidiaries and partnerships. We also make co-investments with unrelated third parties and determine whether to consolidate or use the equity method of accounting for these ventures. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are two of the primary sources of accounting guidance in this area. In accordance with this accounting literature, we will consolidate joint ventures determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate any joint ventures that are not determined to be variable interest entities but where we exercise control over major operating decisions through substantive participating rights. Any entities that do not meet the criteria for consolidation, but where we exercise significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income Recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $22.6 million in 2007, $20.6 million in 2006 and $17.5 million in 2005. Capitalized real estate taxes were $3.5 million, $2.6 million and $2.5 million in 2007, 2006 and 2005, respectively.
We capitalize renovation and improvement costs we believe extend the economic lives. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	average lease term
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
Asset Impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived asset is adjusted to its respective fair value.
We consider projected future undiscounted cash flows, trends, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In determining fair value, management uses appraisals, management estimates, or discounted cash flow calculations. We recorded impairment charges on land of $1.4 million and $0.3 million for the years ended December 31, 2007 and 2005. Our impairment charge in 2007 coincided with our decision to abandon development efforts at a site located in Dallas, Texas. Prior to our decision to abandon development efforts, the carrying value of the land was supportable with cash flow projections from expected development.
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk and we designate the financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements require every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in the fair value of the hedged item, the ineffective portion is recognized in current period earnings. All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed and measured. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
As of December 31, 2007, we had $500 million in variable rate debt subject to cash flow hedges. See Note 12, “Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss on the Consolidated Statements of Stockholders’ Equity, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Recent Accounting Pronouncements
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
We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions were not sustained upon examination, we would have been required to pay a deficiency dividend and associated interest for prior years. Accordingly, we decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million. Our period of uncertainty with respect to these real estate dispositions expired during fiscal year 2007, and we recorded a net credit to interest expense of approximately $2.5 million for the year ended December 31, 2007. The tax years ended December 31, 2004, 2005, and 2006 remain subject to examination by major tax jurisdictions as of December 31, 2007. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure.
We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosures for assets and liabilities recorded at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do reserve the right to elect to measure future eligible financial assets or liabilities at fair value.
In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2007 and 2006.

	December 31, 2007				December 31, 2006
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Maturity	Average			Maturity	Average
	Amount	(in years)	Interest	% Of	Amount	(in years)	Interest	% Of
	(in millions)	(1)	Rate	Total	(in millions)	(1)	Rate	Total

Fixed rate debt (2)	$2,655.5	4.6	5.4%	93.9%	$2,059.6	4.3	5.4%	88.4%
Variable rate debt	172.6	19.8	5.0	6.1	271.4	18.7	5.4	11.6

(1)	Excludes balances outstanding under our unsecured line of credit, which are included in variable rate debt.

(2)	Includes $500 million term loan which has become effectively fixed by the use of an interest rate swap (see discussion below).
We use variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. We believe such increases in interest expense as a result of inflation would not significantly impact our distributable cash flow.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common shareholders and cash flows, assuming other factors are held constant.

Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $78.8 million. The net income available to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap described below, would be approximately $1.7 million, holding all other variables constant.
We currently use interest rate swaps to reduce the impact of interest rate fluctuations on certain variable indebtedness, not for trading or speculative purposes. Under swap agreements:
•	we agree to pay a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate; and

•	the counterparty agrees to pay us the interest rate that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.
As of December 31, 2007, the effect of our swap agreement was to fix the interest rate on $500 million of our variable rate debt. Had the swap agreement not been in place during 2007, our annual interest costs would have been approximately $0.3 million higher, based on balances and reported interest rates through the year. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2007 and this swap agreement not been in place, our annual interest cost would have been approximately $1.6 million higher.
Because the counterparty providing the swap agreements is a major financial institution which has an AA or better credit rating by the Standard & Poor’s Ratings Group, we have no reason to believe there is exposure at this time to a default by the counterparty provider.
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
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2007.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal controls over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 22, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2008

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 21, 2008 in connection with the Annual Meeting of Shareholders to be held May 6, 2008.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 21, 2008 in connection with the Annual Meeting of Shareholders to be held May 6, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 21, 2008 in connection with the Annual Meeting of Shareholders to be held May 6, 2008.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,507,947	$40.38	3,032,625
Equity compensation plans not approved by security holders	—	—	—

Total	3,507,947	$40.38	3,032,625

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we intend to file on or before March 21, 2008 in connection with the Annual Meeting of Shareholders to be held May 6, 2008.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we intend to file on or before March 21, 2008 in connection with the Annual Meeting of Shareholders to be held May 6, 2008.

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
    (3) Index to Exhibits:
          The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
2.1	Agreement and Plan of Merger, dated October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Current Report on Form 8-K filed on October 5, 2004

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on October 6, 2004

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on January 25, 2005

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.5	First Supplemental Indenture dates as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.6	Indenture dated as of February 11, 2003 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.	Exhibit 4.1 to Form 8-K filed on May 7, 2007

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.8	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.9	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.10	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.11	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 6.75% Note due 2010	Exhibit 4.3 to Form 8-K filed on September 17, 2001

4.14	Form of Camden Property Trust 5.875% Note due 2007	Exhibit 4.3 to Form 8-K filed on June 4, 2002

4.15	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.16	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.17	Form of Camden Property Trust 4.70% Note due 2009	Exhibit 4.2 to Form 8-K filed on July 12, 2004

4.18	Form of Camden Property Trust 4.375% Note due 2010	Exhibit 4.2 to Form 8-K filed on December 20, 2004

4.19	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.20	Form of Camden Property Trust 5.700% Notes due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.21	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

4.22	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.23	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.24	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.25	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.26	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.27	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.59% Medium-Term Note due 2009	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411)

4.28	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.50% Medium-Term Note due 2010	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792)

4.29	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.6	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and each of H. Malcolm Stewart, Dennis M. Steen, and Steven K. Eddington.	Exhibit 99.2 to Form 8-K filed on November 30, 2007

10.7	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOPTM), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.8	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes	Exhibit 1.1 to Form 8-K filed on March 21, 1997

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.12	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 99.3 to Form 8-K filed on November 30, 2007

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 99.4 to Form 8-K filed on November 30, 2007

10.15	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.16	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.17	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.18	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.19	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.20	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.21	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.22	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.23	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.24	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.25	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.26	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.27	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.28	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.29	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.30	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

10.31
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.32
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.33
Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders named therein
Exhibit 99.1 to Form 8-K filed on January 18, 2005

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.34	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders	Exhibit 99.1 to Form 8-K filed on January 20, 2006

10.35	Form of Credit Agreement dated as of August 17, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent.	Exhibit 99.1 to Form 8-K filed on August 21, 2007

10.36
Form of Credit Agreement dated as of October 4, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the financial institutions and other entities designated as “Lenders” on Schedule I thereto.
Exhibit 99.1 to Form 8-K filed on October 10, 2007

10.37	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.38	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen	Exhibit 10.5 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.39	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr.	Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.42	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.43	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.44	Separation Agreements and General Release, dated as of March 16, 2007, between Camden Property Trust and James M. Hinton	Exhibit 99.1 to Form 8-K filed on March 22, 2007

10.45
Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company
Exhibit 10.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended June 30, 2003

10.46	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000

10.47
First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein
Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001

12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
23.1	Consent of Deloitte & Touche LLP	Filed Herewith

23.2	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Richard J. Campo, D. Keith Oden, William R. Cooper, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven A. Webster	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1
Consolidated Financial Statements of G&I V Midwest Residential, LLC for the Year Ended December 31, 2007 and the Period from September 20, 2006 (Date of Inception) through December 31, 2006, and Independent Auditors’ Report
Filed Herewith

99.2	Combined Financial Statements of Tuckerman – Camden Joint Ventures as of and for the Years Ended December 31, 2007 and 2006	Filed Herewith

99.3	Financial Statements of CPT Addison, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.4	Financial Statements of CPT Fountain Palms, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.5	Financial Statements of CPT Holly Springs, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.6	Financial Statements of CPT Park, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.7	Financial Statements of CPT Parkside, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
99.8	Financial Statements of CPT Pecos Ranch, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.9	Financial Statements of CPT Pines, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.10	Financial Statements of CPT Sierra, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.11	Financial Statements of CPT Sugar Grove, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.12	Financial Statements of CPT Summit, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.13	Financial Statements of CPT Tiara, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.14	Financial Statements of CPT Towne Center, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 22, 2008	CAMDEN PROPERTY TRUST
	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President - Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 22, 2008

/s/ D. Keith Oden D. Keith Oden	President, Chief Operating Officer and Trust Manager	February 22, 2008

/s/ Dennis M. Steen Dennis M. Steen	Chief Financial Officer, Senior Vice President-Finance and Secretary (Principal Financial Officer)	February 22, 2008

/s/ Michael P. Gallagher Michael P. Gallagher	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 22, 2008

* William R. Cooper	Trust Manager	February 22, 2008

* Scott S. Ingraham	Trust Manager	February 22, 2008

* Lewis A. Levey	Trust Manager	February 22, 2008

* William B. McGuire, Jr.	Trust Manager	February 22, 2008

* F. Gardner Parker	Trust Manager	February 22, 2008

* William F. Paulsen	Trust Manager	February 22, 2008

* Steven A. Webster	Trust Manager	February 22, 2008

*By:	/s/ Dennis M. Steen Dennis M. Steen
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2008

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2007	2006
Assets
Real estate assets, at cost
Land	$730,548	$693,312
Buildings and improvements	4,316,472	4,036,286

	5,047,020	4,729,598
Accumulated depreciation	(868,074)	(762,011)

Net operating real estate assets	4,178,946	3,967,587
Properties under development, including land	446,664	369,861
Investments in joint ventures	8,466	9,245
Properties held for sale, including land	25,253	32,763

Total real estate assets	4,659,329	4,379,456

Accounts receivable — affiliates	35,940	34,170
Notes receivable
Affiliates	50,358	41,478
Other	11,565	3,855
Other assets, net	126,996	121,336
Cash and cash equivalents	897	1,034
Restricted cash	5,675	4,721

Total assets	$4,890,760	$4,586,050

Liabilities and shareholders’ equity
Liabilities
Notes payable
Unsecured	$2,265,319	$1,759,498
Secured	562,776	571,478
Accounts payable and accrued expenses	107,403	124,834
Accrued real estate taxes	24,943	23,306
Distributions payable	42,689	43,068
Other liabilities	136,365	105,999

Total liabilities	3,139,495	2,628,183

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	111,624	115,280
Other minority interests	10,403	10,306

Total minority interests	219,952	223,511

Shareholders’ equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 68,030 and 67,451 issued; 65,434 and 65,006 outstanding at December 31, 2007 and 2006, respectively	654	650
Additional paid-in capital	2,209,631	2,183,622
Distributions in excess of net income	(227,025)	(213,665)
Employee notes receivable	(1,950)	(2,036)
Treasury shares, at cost	(433,874)	(234,215)
Accumulated other comprehensive loss	(16,123)	—

Total shareholders’ equity	1,531,313	1,734,356

Total liabilities and shareholders’ equity	$4,890,760	$4,586,050

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Property revenues
Rental revenues	$543,475	$527,554	$462,935
Other property revenues	65,605	53,022	41,126

Total property revenues	609,080	580,576	504,061

Property expenses
Property operating and maintenance	162,639	158,624	138,293
Real estate taxes	64,667	61,539	55,499

Total property expenses	227,306	220,163	193,792

Non-property income
Fee and asset management	8,293	14,041	12,912
Sale of technology investments	623	1,602	24,206
Interest and other income	8,804	9,771	7,373
Income on deferred compensation plans	7,282	10,116	6,421

Total non-property income	25,002	35,530	50,912

Other expenses
Property management	18,413	18,490	16,145
Fee and asset management	4,552	9,382	6,897
General and administrative	32,590	37,584	24,845
Transaction compensation and merger expenses	—	—	14,085
Impairment provision on technology investment	—	—	130
Interest	116,281	117,862	111,052
Depreciation and amortization	162,189	153,609	159,841
Amortization of deferred financing costs	3,689	3,807	3,739
Expense on deferred compensation plans	7,282	10,116	6,421

Total other expenses	344,996	350,850	343,155

Income from continuing operations before gain on sale of properties, impairment loss on land, equity in income of joint ventures, minority interests and income taxes	61,780	45,093	18,026
Gain on sale of properties, including land	—	97,452	132,914
Impairment loss on land	(1,447)	—	(339)
Equity in income of joint ventures	1,526	5,156	10,049
Income allocated to minority interests
Distributions on perpetual preferred units	(7,000)	(7,000)	(7,028)
Original issuance costs on redeemed perpetual preferred units	—	—	(365)
Income allocated to common units and other minority interests	(4,729)	(15,685)	(1,731)

Income from continuing operations before income taxes	50,130	125,016	151,526
Income tax expense — current	(3,052)	—	—

Income from continuing operations	47,078	125,016	151,526
Income from discontinued operations	7,857	10,864	12,341
Gain on sale of discontinued operations, including land, net of tax	107,039	99,273	36,175
Income from discontinued operations, allocated to common units	(13,517)	(2,307)	(956)

Net income	$148,457	$232,846	$199,086

Earnings per share — basic
Income from continuing operations	$0.81	$2.21	$2.91
Income from discontinued operations	1.74	1.90	0.92

Net income	$2.55	$4.11	$3.83

Earnings per share — diluted
Income from continuing operations	$0.80	$2.14	$2.72
Income from discontinued operations	1.71	1.82	0.86

Net income	$2.51	$3.96	$3.58

Distributions declared per common share	$2.76	$2.64	$2.54

Weighted average number of common shares outstanding	58,135	56,660	52,000

Weighted average number of common and common dilutive equivalent shares outstanding	59,125	59,524	56,313
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common					Accumulated
	shares of	Additional	Distributions	Employee	Treasury	other	Total
	beneficial	paid-in	in excess of	notes	shares, at	comprehensive	shareholders’
(in thousands, except per share amounts)	interest	capital	net income	receivable	cost	loss	equity

Shareholders’ equity, January 1, 2005	$486	$1,335,825	$(361,973)	$—	$(235,823)	$—	$738,515

Net income			199,086				199,086
Common shares issued in Summit merger (11,802 shares)	118	543,881					543,999
Common shares issued under dividend reinvestment plan		34					34
Share awards issued under benefit plan (298 shares)	3	5					8
Share awards canceled under benefit plan (19 shares)		—					—
Amortization of previously granted share awards		11,325					11,325
Employee share purchase plan		523			675		1,198
Acquisition of employee notes receivable				(3,882)			(3,882)
Repayment of employee notes receivable, net				1,804			1,804
Share awards placed into deferred plans (202 shares)	(2)	2					—
Common share options exercised (264 shares)	3	10,461					10,464
Conversions and redemptions of operating partnership units		539					539
Cash distributions ($2.54 per share)			(132,187)				(132,187)

Shareholders’ equity, December 31, 2005	$608	$1,902,595	$(295,074)	$(2,078)	$(235,148)	$—	$1,370,903

Net income			232,846				232,846
Common shares issued (3,600 shares)	36	254,895					254,931
Common shares issued under dividend reinvestment plan		30					30
Share awards issued under benefit plan (317 shares)	3	(1)			(2)		—
Share awards canceled under benefit plan (31 shares)		—					—
Amortization of previously granted share awards		12,964					12,964
Employee share purchase plan		1,359			935		2,294
Repayment of employee notes receivable, net				42			42
Share awards placed into deferred plans (97 shares)	(1)	1					—
Common share options exercised (119 shares)	1	5,293					5,294
Conversions and redemptions of operating partnership units	3	6,486					6,489
Cash distributions ($2.64 per share)			(151,437)				(151,437)

Shareholders’ equity, December 31, 2006	$650	$2,183,622	$(213,665)	$(2,036)	$(234,215)	$—	$1,734,356

Comprehensive income:
Net income			148,457				148,457
Other comprehensive loss - Change in fair value of cash flow hedge						(16,123)	(16,123)

Total comprehensive income							132,334
Common shares issued under dividend reinvestment plan		38					38
Share awards issued under benefit plan (282 shares)	3	18			(64)		(43)
Share awards canceled under benefit plan (65 shares)	(1)	1					—
Amortization of previously granted share awards		9,327					9,327
Employee share purchase plan		817			562		1,379
Repayment of employee notes receivable, net				86			86
Share awards placed into deferred plans (151 shares)	(2)	2					—
Common share options exercised (96 shares)	1	4,333					4,334
Conversions and redemptions of operating partnership units	3	11,473					11,476
Common shares repurchased					(200,157)		(200,157)
Cumulative effect of a change in accounting principle			(2,496)				(2,496)
Cash distributions ($2.76 per share)			(159,321)				(159,321)

Shareholders’ equity, December 31, 2007	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$1,531,313

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$148,457	$232,846	$199,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	157,137	159,860	171,254
Amortization of deferred financing costs	3,689	3,813	3,739
Equity in income of joint ventures	(1,526)	(5,156)	(10,049)
Distributions of income from joint ventures	5,406	—	—
Gain on sale of properties, including land	—	(97,452)	(132,914)
Gain on sale of discontinued operations	(107,039)	(99,273)	(36,175)
Gain on sale of technology investments	(623)	(1,602)	(24,206)
Impairment loss on land	1,447	—	339
Impairment provision on technology investment	—	—	130
Original issuance costs on redeemed perpetual preferred units	—	—	365
Income allocated to minority interests	25,246	24,992	9,715
Accretion of discount on unsecured notes payable	590	694	687
Share-based compensation	7,547	11,619	9,549
Interest on notes receivable — affiliates	(4,112)	(108)	(96)
Net change in operating accounts	(13,113)	1,336	9,421

Net cash from operating activities	223,106	231,569	200,845

Cash flows from investing activities
Development and capital improvements	(417,789)	(334,339)	(199,175)
Acquisition of operating properties	(83,031)	(109,961)	(98,615)
Proceeds from sale of properties, including land and discontinued operations	171,757	181,963	134,882
Proceeds from the sale of technology investments	623	1,602	24,651
Proceeds from sales of assets to joint ventures	—	213,720	316,746
Distributions of investments from joint ventures	6,525	47,922	79,425
Investments in joint ventures	(6,015)	(3,147)	(878)
Payments received on notes receivable — other	1,000	9,406	31,383
Issuance of notes receivable — other	(8,710)	—	(97)
Increase in notes receivable — affiliates	(3,154)	(41,615)	—
Cash of Summit at merger date	—	—	16,696
Cash consideration paid for Summit	—	—	(458,050)
Payment of merger related liabilities	—	(8,233)	(51,794)
Earnest money deposits on potential transactions	(340)	(4,803)	—
Change in restricted cash	(954)	368	362
Increase in non-real estate assets and other	(6,710)	(4,950)	(3,097)

Net cash from investing activities	(346,798)	(52,067)	(207,561)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from financing activities
Net increase (decrease) in unsecured line of credit and short-term borrowings	(91,000)	(45,000)	195,000
Proceeds from notes payable	807,990	—	248,423
Repayment of Summit secured credit facility	—	—	(188,500)
Repayment of notes payable	(213,376)	(227,284)	(79,753)
Proceeds from issuance of common shares	—	254,931	—
Distributions to shareholders and minority interests	(178,142)	(166,234)	(148,318)
Redemption of perpetual preferred units	—	—	(17,500)
Repayment of employee notes receivable	190	150	1,900
Repurchase of common shares and units	(200,467)	(170)	(5,688)
Net increase (decrease) in accounts receivable — affiliates	(1,452)	382	(1,439)
Common share options exercised	3,795	4,155	9,238
Payment of deferred financing costs	(5,113)	(2,945)	(7,247)
Other	1,130	1,971	(77)

Net cash from financing activities	123,555	(180,044)	6,039

Net (decrease) in cash and cash equivalents	(137)	(542)	(677)
Cash and cash equivalents, beginning of year	1,034	1,576	2,253

Cash and cash equivalents, end of year	$897	$1,034	$1,576

Supplemental information
Cash paid for interest, net of interest capitalized	$114,531	$121,396	$106,020
Cash paid for income taxes	2,555	—	—
Supplemental schedule of non-cash investing and financing activities
Acquisition of Summit, net of cash acquired, at fair value
Assets acquired	$—	$1,881	$1,591,899
Liabilities assumed	—	1,881	982,966
Common shares issued	—	—	544,065
Common units issued	—	—	81,564
Value of shares issued under benefit plans, net	15,381	16,144	11,330
Cancellation of notes receivable — affiliate in connection with property acquisition	—	12,053	—
Distributions declared but not paid	42,693	43,068	38,922
Conversion of operating partnership units to common shares	11,638	6,569	424
Minority interests issued in connection with real estate contributions	532	—	—
(Increase) decrease in liabilities associated with construction and capital expenditures	40	(5,261)	(5,493)
Contribution of real estate assets to joint ventures	—	33,493	45,297
Assumption of debt by joint venture	—	30,525	—
Common units issued in connection with investment in joint venture	—	1,900	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2007, we owned interests in, operated or were developing 193 multifamily properties comprising 66,468 apartment homes located in 13 states. We had 3,383 apartment homes under development at 11 of our multifamily properties, including 1,257 apartment homes at four multifamily properties owned through joint ventures, 2,126 apartment homes at seven operating properties, and several sites we intend to develop into multifamily apartment communities. Additionally, two properties comprised of 391 apartment homes were designated as held for sale.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our assets, liabilities and operations and those of our wholly-owned subsidiaries and partnerships. We also make co-investments with unrelated third parties and determine whether to consolidate or use the equity method of accounting for these ventures. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are two of the primary sources of accounting guidance in this area. In accordance with this accounting literature, we will consolidate joint ventures determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate any joint ventures that are not determined to be variable interest entities but where we exercise control over major operating decisions through substantive participating rights. Any entities that do not meet the criteria for consolidation, but where we exercise significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Asset Impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived asset is adjusted to its respective fair value.
We consider projected future undiscounted cash flows, trends, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In determining fair value, management uses appraisals, management estimates, or discounted cash flow calculations. We recorded impairment charges on land of $1.4 million and $0.3 million for the years ended December 31, 2007 and 2005. Our impairment charge in 2007 coincided with our decision to abandon development efforts at a site located in Dallas, Texas. Prior to our decision to abandon development efforts, the carrying value of the land was supportable with cash flow projections from expected development.

Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $22.6 million in 2007, $20.6 million in 2006 and $17.5 million in 2005. Capitalized real estate taxes were $3.5 million, $2.6 million and $2.5 million in 2007, 2006 and 2005, respectively.
We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk and we designate the financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements require every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in the fair value of the hedged item, the ineffective portion is recognized in current period earnings. All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed and measured. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
As of December 31, 2007, we had $500 million in variable rate debt subject to cash flow hedges. See Note 12, “Derivative Instruments and Hedging Activities” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss on the Consolidated Statements of Shareholders’ Equity, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Discontinued Operations. The results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of earnings that are classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss on the eventual disposal of the held for sale properties is also classified as discontinued operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with SFAS No. 66 “Accounting for Real Estate Sales,” provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.
Income Recognition. Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are held as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 13, “Shared Based Compensation and Benefit Plans.” Deferred financing costs are amortized over the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated on the straight-line method over the shorter of the expected useful lives or the lease terms which range from 3 to 10 years.

Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We reclassified nine properties previously included in continuing operations to discontinued operations during the year ended December 31, 2007. Please see further discussion of assets held for sale in Note 7, “Property Acquisitions, Dispositions and Assets Held for Sale.”
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 96%, 95% and 95% of our total consolidated revenues, excluding non-recurring gains on technology investments, for the years ended December 31, 2007, 2006 and 2005, respectively.
Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits and escrowed amounts related to our development activities. Substantially all restricted cash is invested in demand and short-term instruments.
Share Based Compensation. We account for share-based awards under SFAS 123(R), with compensation expense being recognized in our statement of operations using the grant-date fair values. Compensation cost for all share-based awards, including options, requires measurement at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Share awards can have vesting periods of up to ten years. The fair value of stock option grants was determined using the Black-Scholes valuation model. The compensation cost for share awards is based on the market value of the shares on the date of grant.
Third-Party Construction Services. Our construction division performs services for our internally developed communities, as well as provides construction management and general contracting services for third-party owners of multifamily, commercial and retail properties. Income from these third-party projects is recognized on a percentage-of-completion basis with progress measured on a cost-to-cost basis. For projects where our fee is based on a fixed price, any cost overruns, as compared to the original budget, incurred during construction will reduce the fee generated on those projects. For any project where cost overruns are expected to be in excess of the fee generated on the project, we will recognize the total projected loss in the period in which the loss is first estimated. See Note 9, “Third Party Construction Services” for further discussion of our third-party construction services.
Use of Estimates. In the application of accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, general liability and employee benefit programs, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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

We adopted FIN 48 as of January 1, 2007. If various tax positions related to certain real estate dispositions were not sustained upon examination, we would have been required to pay a deficiency dividend and associated interest for prior years. Accordingly, we decreased distributions in excess of net income as of January 1, 2007 for the adoption impact of FIN 48 by approximately $2.5 million. Our period of uncertainty with respect to these real estate dispositions expired during fiscal year 2007, and we recorded a net credit to interest expense of approximately $2.5 million for the year ended December 31, 2007. The tax years ended December 31, 2004, 2005, and 2006 remain subject to examination by major tax jurisdictions as of December 31, 2007. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure.
We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosures for assets and liabilities recorded at fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption; however, we do reserve the right to elect to measure future eligible financial assets or liabilities at fair value.
In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

3. Share Data
Basic earnings per share is computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the years ended December 31, 2007 and 2006, 3.0 million and 1.7 million units convertible into common shares, respectively, were excluded from the diluted earnings per share calculated as they were not dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Basic earnings per share calculation
Income from continuing operations	$47,078	$125,016	$151,526
Income from discontinued operations	101,379	107,830	47,560

Net income	$148,457	$232,846	$199,086

Income from continuing operations — per share	$0.81	$2.21	$2.91
Income from discontinued operations — per share	1.74	1.90	0.92

Net income — per share	$2.55	$4.11	$3.83

Weighted average number of common shares outstanding	58,135	56,660	52,000

Diluted earnings per share calculation
Income from continuing operations	$47,078	$125,016	$151,526
Income allocated to common units	27	2,432	1,560

Income from continuing operations, as adjusted	47,105	127,448	153,086
Income from discontinued operations	101,379	107,830	47,560
Income from discontinued operations allocated to common units	—	652	956

Net income, as adjusted	$148,484	$235,930	$201,602

Income from continuing operations, as adjusted — per share	$0.80	$2.14	$2.72
Income from discontinued operations — per share	1.71	1.82	0.86

Net income, as adjusted — per share	$2.51	$3.96	$3.58

Weighted average common shares outstanding	58,135	56,660	52,000
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	482	725	483
Common units	508	2,139	3,830

Weighted average common shares outstanding, as adjusted outstanding	59,125	59,524	56,313

In 1998, we began repurchasing our common equity securities under a program approved by our Board of Trust Managers who authorized us to repurchase or redeem up to $250 million of our securities through open market purchases and private transactions. We repurchased approximately 8.8 million common shares and redeemed approximately 106,000 common units for a total cost of $243.6 million under this repurchase program. At December 31, 2006 and 2005, 8.6 million shares were held in treasury. No shares or units were repurchased under this program during 2006 and 2005. We are currently holding 8.6 million shares in treasury repurchased under this program, and no shares or units have been repurchased under this program since 2002.
In April 2007, our Board of Directors approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use the proceeds from asset sales and borrowings under our secured line of credit to fund any share repurchases. Under this share repurchase program, we repurchased 3.6 million shares for a total of $200.2 million during 2007.

Subsequent to December 31, 2007, we repurchased an additional 690,400 shares for a total of $30.0 million. In January 2008, our Board of Trust Managers approved the repurchase of up to an additional $250.0 million of our common equity securities.
In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of $254.9 million to reduce indebtedness on our unsecured line of credit and for general corporate purposes.
We filed an automatic shelf registration statement with the Securities and Exchange Commission in June 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2007, we had 65,434,369 common shares outstanding under our declaration of trust.
4. Merger with Summit Properties Inc.
On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit Inc., one of our wholly-owned subsidiaries (“Camden Summit”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended. At the time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership”). At the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of such partnership was changed to Camden Summit Partnership, L.P. As of February 28, 2005, Summit owned or held an ownership interest in 48 operating communities comprised of 15,002 apartment homes with an additional 1,834 apartment homes under construction in five new communities.
5. Operating Partnership and Minority Interests
At December 31, 2007, approximately 11% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating”). Camden Operating has issued both common and preferred limited partnership units. As of December 31, 2007, we held 85.3% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising 1,625,400 units, are primarily held by former officers, directors and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our nine trust managers own Camden Operating common limited partnership units.
Camden Operating has $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in December 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt. Distributions on the Series B preferred units totaled $7.0 million for the years ended December 31, 2007, 2006 and 2005.
Additionally, Camden Operating had issued $53 million of 8.25% Series C Cumulative Redeemable Perpetual Preferred Units. In January 2005, we redeemed the remaining 0.7 million Series C preferred units at their redemption price of $25.00 per unit, or an aggregate of $17.5 million, plus accrued and unpaid distributions, at which time we expensed the issuance cost associated with these units. Distributions on the Series C preferred units totaled $28,000 for the year ended December 31, 2005.
In conjunction with our acquisition of Oasis Residential, Inc. in 1998, we acquired the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising 669,348 units, are exchangeable into 508,035 common shares.

At December 31, 2007, approximately 23% of our multifamily apartment homes were held in the Camden Summit Partnership, as discussed in Note 4, “Merger with Summit Properties Inc.” This operating partnership has issued common limited partnership units. As of December 31, 2007, we held 93.1% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising 1,356,162 units, are primarily held by former officers, directors and investors of Summit. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our nine trust managers own Camden Summit Partnership common limited partnership units.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income to our shareholders and satisfy certain other requirements. Income tax is paid directly by our shareholders on the dividends distributed to them. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. For the years ended December 31, 2006 and 2005, we designated dividends from 2007 and 2006, respectively, to meet our dividend distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes.
The following table reconciles net income to REIT taxable income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net income	$148,457	$232,846	$199,086
Net (income) loss of taxable REIT subsidiaries included above	(3,449)	(6,540)	6,871

Net income from REIT operations	145,008	226,306	205,957
Book depreciation and amortization, including discontinued operations	164,978	163,673	174,993
Tax depreciation and amortization	(155,173)	(177,153)	(142,303)
Book/tax difference on gains/losses from capital transactions	(24,538)	(90,694)	5,439
Book/tax difference on merger costs	(234)	(331)	(21,024)
Other book/tax differences, net	7,843	(767)	(17,867)

REIT taxable income	137,884	121,034	205,195
Dividends paid deduction	(144,604)	(121,034)	(205,195)

Dividends paid in excess of taxable income	$(6,720)	$—	$—

A schedule of per share distributions we paid and reported to our shareholders is set forth in the following tables:

	Year Ended December 31,
	2007	2006	2005 (1)
Common Share Distributions
Ordinary income	$1.20	$0.26	$0.11
Post May 5, 2004 long-term capital gain	1.18	1.85	2.28
25% Sec. 1250 capital gain	0.38	0.53	0.79

Total	$2.76	$2.64	$3.18

Percentage of distributions representing tax preference items	7.15%	5.99%	3.91%

(1)	The dividend declared for the fourth quarter of 2004, with a record date of January 3, 2005, was taxable in 2005.

At December 31, 2007, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $16.0 million for income tax purposes that expire in years 2020 to 2027. Because NOL’s are subject to certain change of ownership and separate return limitations, and because it is unlikely the available NOL’s will be utilized, no benefits of these NOL’s have been recognized in these consolidated financial statements.
SFAS No. 109, “Accounting for Income Taxes,” requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $1,141.6 million.
Income Tax Expense — Current. For the tax year ended December 31, 2007, we have current income tax expense of $3.1 million. Included in that number is $1.0 million in margin taxes (see below discussion), $0.5 million in federal income taxes on our taxable REIT subsidiaries, and $1.6 million in state taxes in our operating partnerships.
Texas Margin Tax. On May 18, 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the margin tax. In accordance with SFAS 109, the effect on deferred tax liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period including the enactment date. As a result, we calculated our deferred tax assets and liabilities for Texas based on the margin tax. The cumulative effect of the change was immaterial and the impact of the change in deferred tax liabilities did not have a material impact on tax expense. For 2007, we incurred tax expense related to this margin tax of $1.1 million.
7. Property Acquisitions, Dispositions and Assets Held for Sale
Acquisitions. In April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for $42.8 million and in June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition.
Discontinued Operations and Assets Held for Sale. For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations included the results of operations of two operating properties, containing 391 apartment homes, classified as held for sale at December 31, 2007 and the results of operations of ten operating properties sold in 2007 through their sale dates. For the years ended December 31, 2006 and 2005, income from discontinued operations also included the results of operations of eight operating properties sold during 2006 and three operating property sold during 2005 through their sale dates. As of December 31, 2007, the two operating properties held for sale had a combined net book value of $15.5 million.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Total property revenues	$20,932	$36,686	48,489
Total property expenses	10,570	19,083	24,239

Net operating income	10,362	17,603	24,250
Interest	472	482	496
Depreciation and amortization	2,033	6,257	11,413

Income from discontinued operations	$7,857	$10,864	12,341

Gain on sale of discontinued operations	$107,039	$99,273	$36,175

Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassified the operating expenses associated with these assets to discontinued operations. At December 31, 2007, we had undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.2
Dallas	2.4	1.8

Total land held for sale		$9.0

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
During the year ended December 31, 2006, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland. During the year ended December 31, 2005, we recognized a gain of $0.8 million on the sale of land located adjacent to one of our pre-development assets in Houston, Texas. Also during 2005, we sold undeveloped land adjacent to one of our operating properties located in Dallas, Texas to an unrelated third party. In connection with our decision to sell this undeveloped land, we recognized an impairment loss of $0.3 million. The gains on these sales were not included in discontinued operations as the operations and cash flows of these assets were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
8. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded with secured, third-party debt. We have guaranteed our proportionate interest on construction loans in five of our development joint ventures totaling $65.7 million. We believe it is unlikely that significant payments will be required under these guarantees. Additionally, we eliminate fee income from property management services to the extent of our ownership.
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
As of December 31, 2007, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•
A 20% interest in Sierra-Nevada Multifamily Investments, LLC (“Sierra-Nevada”), which owns 14 apartment communities with 3,098 apartment homes located in Las Vegas. We are providing property management services to Sierra-Nevada and fees earned for these services totaled $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, Sierra-Nevada had total assets of $131.3 million and third-party secured debt totaling $179.9 million.

•
A 50% interest in Denver West Apartments, LLC (“Denver West”), which owns Camden Denver West, a 320-apartment home community located in Denver, Colorado. We are providing property management services to Denver West and fees earned for these services totaled $0.1 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, Denver West had total assets of $21.7 million and third-party secured debt totaling $27.4 million.

•
A 20% interest in 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets, (the “TG Properties”). We are providing property management services to the joint ventures and fees earned for these services totaled $1.1 million, $1.1 million and $0.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the joint ventures had total assets of $381.0 million and had third-party secured debt totaling $272.6 million.

•
A 30% interest in Camden Plaza, LP to which we sold undeveloped land located in Houston, Texas in January 2006. The joint venture is a 271-apartment home community for which construction completed during 2007. We are providing property management services to this joint venture and fees earned for these services totaled $0.1 million for the year ended December 31, 2007. We provided construction and development services to this joint venture which totaled $0.7 million and $1.1 million for 2007 and 2006, respectively. Concurrent with this transaction, we provided a $6.4 million mezzanine loan to the joint venture which had a balance of $8.4 million at December 31, 2007, and is reported as “Notes receivable - affiliates” as discussed in Note 10, “Notes Receivable.” At December 31, 2007, the joint venture had total assets of $41.7 million and had third-party secured debt totaling $30.7 million.

•
A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost of $112.0 million as of December 31, 2007. We provided construction management services to this joint venture which totaled $1.9 million for the year ended December 31, 2006. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $20.3 million at December 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 10, “Notes Receivable.” At December 31, 2007, the joint venture had total assets of $112.6 million and had third-party secured debt totaling $80.8 million.

•
A 30% interest in Camden College Park, LP to which we sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community and has a total estimated cost of $139.9 million as of December 31, 2007. We are providing property management services to this joint venture and fees earned for these services totaled $0.1 million for the year ended December 31, 2007. We are providing construction and development services to this joint venture which totaled $2.0 million and $1.9 million for 2007 and 2006, respectively. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $8.2 million at December 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 10, “Notes Receivable.” At December 31, 2007, the joint venture had total assets of $121.4 million and had third-party secured debt totaling $99.8 million.

•
A 15% interest in G&I V Midwest Residential LLC (“G&I V”) to which we sold nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri in September 2006. We are providing property management services to the joint venture, and fees earned for these services totaled $0.7 million and $0.2 million for 2007 and 2006, respectively. At December 31, 2007, the joint venture had total assets of $234.7 million and had third-party secured debt totaling $169.0 million.

•
A 30% interest in two development joint ventures to which we contributed an aggregate of $2.4 million in cash. Each joint venture is developing a multifamily community located in Houston, Texas. One project has 340 apartment homes and a total estimated cost of $48.6 million, and the other project has 119 apartment homes at total estimated cost of $33.2 million as of December 31, 2007. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had a balance of $13.0 at December 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 10, “Notes Receivable.” We are committed to funding an additional $6.2 million under the mezzanine loan. At December 31, 2007, the joint ventures had total assets of $30.5 million and had third-party secured debt totaling $7.4 million.

•
A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP to which we contributed $5.8 million in cash. Our venture partner, an unrelated third party, contributed $2.3 million in exchange for a 28% interest in the venture comprised of a 0.01% general partner interest and a 27.99% limited partner interest. The venture has purchased approximately 26 acres in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At December 31, 2007, the joint venture had total assets of $24.3 million and third-party secured debt totaling $16.3 million.

•
A 30% limited partner interest in a joint venture to which we contributed $0.1 million in cash. The remaining 70% interest is owned by an unaffiliated third party who contributed $0.2 million. The joint venture is the pre-development stage of an integrated mixed use development. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $0.4 million at December 31, 2007, and is reported as “Notes receivable — affiliates” as discussed in Note 10, “Notes Receivable.”

The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which we had ownership interests as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	Total Assets		Total Debt		Total Equity
	2007	2006	2007	2006	2007	2006

TG Properties	$381,039	$388,554	$272,606	$272,606	$102,128	$109,596
G&I V	234,691	244,754	169,015	169,015	63,594	73,662

	$615,730	$633,308	$441,621	$441,621	$165,722	$183,258

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which we had ownership interests for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Total Revenues			Net Income			Equity in Income (1)
	2007	2006	2005	2007	2006	2005	2007	2006	2005

TG Properties	$47,097	$45,537	$33,577	$2,837	$2,318	$(4,160)	$1,725	$1,636	$427
G&I V	29,255	7,794	N/A	(3,353)	(1,603)	N/A	364	71	N/A

	$76,352	$53,331	$33,577	$(516)	$715	$(4,160)	$2,089	$1,707	$427

(1)	Equity in Income excludes our ownership interest in transactions with these joint ventures.
9. Third-Party Construction Services
At December 31, 2007, we were under contract on third-party construction projects ranging from $2.2 million to $8.3 million. We earn fees on these projects ranging from 4.2% to 4.8% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $1.0 million, $3.3 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in “Fee and asset management income” in our consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $1.1 million, $5.3 million and $3.4 million during the years ended December 31, 2007, 2006 and 2005, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our consolidated statements of operations.

10. Notes Receivable
Affiliates. We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 8, “Investment in Joint Ventures.” As of December 31, 2007 and 2006, the balance of “Notes receivable — affiliates” totaled $50.4 million and $41.4 million, respectively. The notes outstanding as of December 31, 2007 accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to, 14% per annum and mature through 2010.
Other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of December 31, 2007, we had $11.6 million of secured notes receivable due from unrelated third parties. These notes, which mature through 2009, accrue interest at rates ranging from the LIBOR plus 2% to Prime Rate plus 1% per annum, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding notes receivable and believe these notes are collectible, and no impairment existed at December 31, 2007.
The following is a summary of our notes receivable from third parties under the mezzanine financing program during the periods presented, excluding notes receivable from affiliates:

($ in millions)		December 31,
Location	Property Type	2007	2006

Houston, Texas	Multifamily	$11.6	$3.9

During the year ended December 31, 2006, three loans totaling $9.4 million were repaid. These loans had rates ranging from 12.5% to 14.0%. Included in these repayments were approximately $0.1 million of prepayment penalties, which are included in “Fee and asset management income” in our consolidated statements of operations during the year ended December 31, 2006.

11. Debt
The following is a summary of our indebtedness:

	December 31,
(in millions)	2007	2006
Commercial Banks
Unsecured line of credit and short-term borrowings	$115.0	$206.0
$500 million term loan, due 2012	500.0	—

	615.0	206.0

Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	—	51.0
$150.0 million 5.98% Notes, due 2007	—	149.9
$100.0 million 4.74% Notes, due 2009	99.9	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	100.0	99.9
$150.0 million 7.69% Notes, due 2011	149.7	149.7
$200.0 million 5.93% Notes, due 2012	199.5	199.4
$200.0 million 5.45% Notes, due 2013	199.2	199.1
$250.0 million 5.08% Notes, due 2015	248.8	248.6
$300.0 million 5.75% Notes, due 2017	299.0	—

	1,546.0	1,447.4

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	25.9	26.6
$10.0 million 4.90% Notes, due 2010	10.9	11.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	38.0	38.8

	104.3	106.1

Total unsecured debt	2,265.3	1,759.5

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2008 - 2014	498.8	506.4
4.25% - 4.60% Tax-exempt Mortgage Notes, due 2025 - 2028	57.6	58.6
7.29% Tax-exempt Mortgage Note due 2025 on property held for sale as of December 31, 2007	6.4	6.5

	562.8	571.5

Total debt	$2,828.1	$2,331.0

Floating rate debt included in commercial bank indebtedness (4.98% - 5.52%)	$115.0	$206.0
Floating rate tax-exempt debt included in secured notes (4.25% - 4.60%)	57.6	58.6
Net book value of real estate assets subject to secured notes	898.9	914.1
We have a $600 million unsecured credit facility which matures in January 2010. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2007, we had outstanding letters of credit totaling $14.6 million, and had $470.4 million available under our unsecured line of credit.

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
As part of the 2005 Summit merger we assumed certain debt and recorded a $33.9 million fair value adjustment which is being amortized over the respective debt terms. As of December 31, 2007 $12.0 million of the fair value adjustment remained unamortized. We recorded amortization of the fair value adjustment, which resulted in a decrease of interest expense, of $7.1 million, $7.6 million and $7.2 million during the years ended December 31, 2007, 2006 and 2005, respectively.
During both 2007 and 2006, we repaid $200.0 million of maturing unsecured notes with effective interest rates of 5.6% and 6.8%, respectively. During 2007, we refinanced one of our maturing secured conventional mortgage notes, which had a balance of $6.8 million and a variable interest rate at 7.31%. The new note was for a principal amount of $9.0 million with a fixed interest rate of 6.0% and matures on August 1, 2014. We also repaid one conventional mortgage note during 2006 totaling $13.1 million, which had an interest rate of 7.6%.
In connection with our partial sale of nine apartment communities to a joint venture during the year ended December 31, 2006, as discussed in Note 8, “Investment in Joint Ventures,” three tax-exempt mortgage notes totaling $30.5 million were assumed by the joint venture.
At December 31, 2007 and 2006, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 5.0% and 5.4%, respectively.
Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 4.9 years. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at December 31, 2007 are as follows:

(in millions)		Weighted Average
Year	Amount	Interest Rate
2008	$200.6	4.8%
2009	198.1	5.0
2010	567.7	5.1
2011	248.2	6.5
2012	772.5	5.4
2013 and thereafter	841.0	5.4

Total	$2,828.1	5.4%

12. Derivative Instruments & Hedging Activities
We have entered into interest rate swap agreement to reduce the impact of interest rate fluctuations on our variable rate debt. We have not entered into any interest rate hedge agreements for our fixed-rate debt and do not enter into derivative transactions for trading or other speculative purposes. The following table summarizes our interest rate swap agreement at December 31, 2007 (dollars in thousands):

Notional balance	$500,000
Interest rate	5.24%
Maturity date	10/4/2012
Estimated liability fair value	($16,123)
We have determined our interest rate swap agreement qualifies as an effective cash flow hedge under SFAS No. 133, resulting in our recording the effective portion of cumulative changes in the fair value of the interest rate swap agreement in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the interest rate swap agreement to its fair value, we recorded unrealized losses in other comprehensive income of approximately $16.1 million during the year ended December 31, 2007. These amounts will be reclassified into interest expense in conjunction with the periodic adjustment of the floating rates on the variable rate debt above. The amounts reclassified into earnings in 2007 resulted in a decrease in interest expense of approximately $0.3 million, whereas the estimated amount included in accumulated other comprehensive loss as of December 31, 2007, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged item during this period is a charge to interest expense of approximately $3.8 million.
We measure, both at inception and on an on-going basis, the effectiveness of the qualifying cash flow hedge. During the year ended December 31, 2007, we recorded no other expense for hedge ineffectiveness, and we do not anticipate a material effect in the future. The fair value of the interest rate swap agreement is included in other liabilities.
Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We minimized our credit risk on these transactions by dealing with major, creditworthy financial institutions which have an AA or better credit rating by Standard & Poor’s Ratings Group. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realizes losses from counterparty non-performance is remote.
13. Share Based Compensation and Benefit Plans
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

Valuation Assumptions. The weighted average fair value of options granted was $11.04 and $7.88 in 2007 and 2006, respectively. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

		Year Ended
	December 31,
	2007	2006	2005
Expected volatility	17.1%	16.6%	18.0%
Risk-free interest rate	4.6%	4.4%	4.2%
Expected dividend yield	3.7%	4.1%	5.6%
Expected life (in years)	6	5	10
Our computation of expected volatility for 2007 was based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in prior year. Our computation of expected life for 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Options. Options are exercisable, subject to the terms and conditions of the plan, in increments of 33.33% per year on each of the first three anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2007 were exercised at prices ranging from $24.88 to $43.90 per share. At December 31, 2007, options outstanding were exercisable at prices ranging from $24.88 to $73.32 per share and had a weighted average remaining contractual life of 5.3 years.
The following table summarizes share options outstanding and exercisable at December 31, 2007:

	Outstanding Options		Exercisable Options
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$24.88-$41.91	329,321	$35.73	329,321	$35.73	3.9
$42.90-$43.90	354,486	42.98	354,486	42.98	5.9
$44.00-$73.32	466,360	49.49	399,694	50.15	5.8

Total options	1,150,167	$43.54	1,083,501	$43.42	5.3

The following are summaries of the activity of the 1993 Share Plan and the 2002 Share Plan for the three years ended December 31, 2007:

1993 Share Plan	Options and Share awards
		Weighted		Weighted		Weighted
		Average		Average		Average
	2007	2007 Price	2006	2006 Price	2005	2005 Price
Balance at January 1	1,953,800	$31.99	2,045,730	$32.12	2,201,915	$31.57

Options
Exercised	(60,695)	33.37	(89,879)	32.24	(154,165)	32.17
Forfeited	(6,986)	33.98	(1,086)	29.44	—	—

Net options	(67,681)		(90,965)		(154,165)

Share awards
Forfeited	(130)	34.72	(965)	34.71	(2,020)	34.22

Net share awards	(130)		(965)		(2,020)

Balance at December 31	1,885,989	$31.06	1,953,800	$31.99	2,045,730	$32.12

Exercisable options at December 31	174,576	$32.68	262,779	$32.78	245,454	$33.61
Vested share awards at December 31	1,337,273		1,317,733		1,283,225

	Shares
2002 Share Plan	Available for Issuance	Options and Share awards
			Weighted		Weighted		Weighted
			Average		Average		Average
	2007	2007	2007 Price	2006	2006 Price	2005	2005 Price
Balance at January 1	3,218,685	1,498,911	$46.40	1,334,332	$42.72	1,042,623	$40.33

Options
Granted	—	—	—	—	—	200,000	45.53
Exercised	—	(63,013)	41.71	(75,366)	35.50	(144,783)	37.20
Forfeited	2,836	(2,836)	39.99	(1,534)	36.87	(5,320)	36.87

Net options	2,836	(65,849)		(76,900)		49,897

Share awards
Granted	(253,836)	253,836	77.22	270,658	65.24	258,322	46.99
Forfeited	64,940	(64,940)	64.55	(29,179)	52.63	(16,510)	44.74

Net share awards	(188,896)	188,896		241,479		241,812

Balance at December 31	3,032,625	1,621,958	$51.21	1,498,911	$46.40	1,334,332	$42.72

Exercisable options at December 31		908,925	$45.48	754,586	$44.84	586,103	$42.38
Vested share awards at December 31		498,772		354,850		168,691
Employee Share Purchase Plan (“ESPP”). We have established an ESPP for all active employees and officers who have completed one year of continuous service. Participants may elect to purchase Camden common shares through payroll deductions and/or through semi-annual contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents certain information related to our ESPP.

	2007	2006	2005
Shares purchased	20,534	30,352	25,840
Weighted average fair value of shares purchased	$59.98	$73.61	$53.51
Expense recorded (millions)	$0.2	$0.5	$0.2
In January 2008, 7,632 shares were purchased under the ESPP related to the 2007 plan year.
Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R). The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested option grants and Employee Share Purchase Plan (“ESPP”) awards for the year ended December 31, 2005 prior to the adoption of SFAS No. 123(R):

Year Ended
December 31,
(in thousands, except per share amounts)	2005
Net income, as reported	$199,086
Add: stock-based employee compensation expense included in reported net income	9,558
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(9,764)

Pro forma net income	$198,880

Net income per share:
Basic – as reported	$3.83
Basic – pro forma	3.82

Diluted – as reported	$3.58
Diluted – pro forma	3.58
Share Awards and Vesting. At December 31, 2007, the unamortized value of previously issued unvested share awards was $22.3 million. This amount will be amortized into earnings ratably over the next five years. On October 30, 2006, the Compensation Committee of the Board of Trust Managers of Camden Property Trust authorized the acceleration of vesting of all unvested share awards held by two members of senior management issued under the 2002 share incentive plan. As a result of vesting acceleration, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. All other terms and conditions applicable to such share awards remain in effect. By accelerating the vesting of these share awards, we recognized a one-time expense in 2006 of approximately $4.2 million. This action will reduce compensation expense by an equivalent amount over the five-year period these share awards would have originally vested.
Rabbi Trust. We have established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency. As of December 31, 2007, the rabbi trust is in use only for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005.

We follow the provisions of EITF 97-14 “Accounting for Deferred Compensation Arrangements Where the Amounts Are Held in a Rabbi Trust and Invested” regarding the accounting for the rabbi trust. As a result, the assets of the rabbi trust are consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2007 and 2006, approximately 2.1 million and 2.2 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2007 and 2006, the rabbi trust was holding trading securities totaling $76.4 million and $65.8 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the fair value of the liability due to participants is adjusted accordingly.
At December 31, 2007 and 2006, $34.9 million and $33.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election. Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2007 and 2006, approximately 0.5 million and 0.4 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2007 and 2006, the Plan was holding trading securities totaling $20.7 million and $15.6 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115 and the fair value of the liability due to participants is adjusted accordingly.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate beginning on the earlier of January 1, April 1, July 1 or October 1 following the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% nor more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals that may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contributions made for the years ended December 31, 2007, 2006 and 2005 were $1.2 million, $1.0 million and $1.2 million, respectively. A participant’s salary deferral contribution will always be 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33.33% after one year of service, 66.67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not material.
14. Related Party Transactions
We perform property management services for properties owned by joint ventures in which we own an interest. Management fees earned on these properties amounted to $3.2 million, $2.4 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. See further discussion of our investments in joint ventures in Note 8, “Investment in Joint Ventures.”
In conjunction with our merger with Summit, we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. Subsequent to the merger, five employees repaid their loans totaling $1.8 million. At December 31, 2007, the notes receivable had an outstanding balance of $2.0 million. As of December 31, 2007, the employee notes receivable were 100% secured by Camden common shares. Subsequent to December 31, 2007, one employee repaid all his notes outstanding totaling $1.6 million.
15. Fair Value of Financial Instruments
Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2007 and 2006, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investments and liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value.
Estimates of fair value of our notes payable are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2007, the outstanding balance of fixed rate notes payable of $2,155.5 million had a fair value of $2,109.6 million. As of December 31, 2006, the outstanding balance of fixed rate notes payable of $2,059.6 million had a fair value of $2,050.2 million. The floating rate notes payable balance at December 31, 2007 and 2006 approximated fair value. We report all derivative instruments at fair value in accordance with SFAS No. 133. See Note 12,”Derivative Instruments & Hedging Activities,” for further discussion.
16. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Decrease (increase) in assets:
Other assets, net	$9,956	$(2,667)	$(9,493)

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(19,657)	17,339	19,602
Accrued real estate taxes	1,855	(110)	(3,928)
Other liabilities	(5,267)	(13,226)	3,240

Change in operating accounts	$(13,113)	$1,336	$9,421

17. Commitments and Contingencies
Construction Contracts. As of December 31, 2007, we were obligated for approximately $73.4 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
Litigation. On December 19, 2003, the Camden Summit Partnership received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. (“Bermello”) against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello alleged they were entitled to an increased architectural fee as a result of an increase in the cost of the project. Camden Summit Partnership asserted a counter-claim against Bermello for damages related to the cost to correct certain structural and other design defects, and delay damages. On October 31, 2006, the parties entered into a settlement of Bermello’s claims for unpaid architectural fees and its claims were dismissed. Camden Summit Partnership’s claims remain pending. On February 22, 2007, the parties entered into a settlement of Camden Summit Partnership’s counter-claims for damages and its claims were released.
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
Lease Commitments. At December 31, 2007, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum annual rental commitments for the years ending December 31, 2008 through 2012 are $2.5 million, $2.3 million, $2.3 million, $2.2 million and $1.8 million, respectively, and $5.1 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv)  the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
We have formed the Camden Multifamily Value Add Fund, L.P., (the “Fund”), a discretionary investment vehicle to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which we will contribute to the Fund for development. The Fund will serve, until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested, as the exclusive vehicle through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Fund, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor and transactions approved by the Fund’s advisory board. The Fund will not restrict our development activities and will terminate after a term of eight years from the final closing, subject to two one-year extensions. As of December 31, 2007, we have acquired two communities with the intent of being owned by the Fund, but which are currently consolidated and included in our operating results. We are currently targeting acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. We expect the Fund to have equity commitments of up to $300 million and the ability to employ leverage through debt financings up to 70% on a stabilized portfolio basis, which would enable the Fund to invest up to approximately $1 billion. One of our wholly-owned subsidiaries is the general partner of the Fund, and we have committed 20% of the total equity of the Fund, up to $60 million. We have received commitments from an unaffiliated investor of $150 million as of December 31, 2007. We expect the final closing of the Fund to occur during 2008. There can be no assurance as to the timing of such closing, the size or investment performance of the fund.

Employment Agreements. At December 31, 2007, we had employment agreements with five of our senior officers, the terms of which expire at various times through August 20, 2008. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of three of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
18. Postretirement Benefits
At the effective date of the Summit merger, we entered into a separation agreement with two former Summit employees who are now on our Board of Trust Managers. Pursuant to the respective separation agreements, each of these individuals resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each executive was terminated. Additionally, under the separation agreements, each of the executives received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit. Other continuing benefits received by these former employees included postretirement benefits including office space and medical benefits.
Participants in the postretirement plan contribute to the cost of the benefits. Our contribution is limited to amounts between $198 and $824 per month per participant or participant and dependents, based upon the terms as defined in each separation agreement. For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered health care claims was assumed; the rate was assumed to decrease until 2012 at which point the annual rate would be 5.0% and remain at that level thereafter.
As of the measurement date (December 31), the status of the Company’s defined postretirement benefit plan was as follows:

(in thousands)	2007	2006
Postretirement benefit obligation, beginning of year	$3,202	$3,208
Interest cost	176	176
Actuarial (gain) loss	—	18
Benefits paid	(216)	(200)

Net periodic postretirement benefit cost, end of year	$3,162	$3,202

The weighted average discount rate used to determine the value of accumulated postretirement benefit cost for the year was 5.62%. This discount rate was based upon the High Quality Corporate Bond rate as reported in the Wall Street Journal on December 31, 2005. As of December 31, 2007, we had accrued for the $3.2 million associated with these postretirement liabilities. We paid $0.2 million during the year ended December 31, 2007. During 2008, we expect to pay approximately $0.2 million to the plan.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

(in thousands)	Estimated Benefit
Year Beginning January 1	Payment
2008	$225
2009	233
2010	242
2011	244
2012	246
Thereafter	1,356

Total	$2,546

A 1% change in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.4 million.
19. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, “Property Acquisitions, Dispositions, and Assets Held for Sale,” for the years ended December 31, 2007 and 2006, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total
2007:
Revenues	$154,060		$160,626		$160,058		$159,338		$634,082
Net income	13,037		42,592		11,852		80,976		148,457
Net income per share — basic	0.22		0.72	(a)	0.20		1.43	(b)	2.55
Net income per share — diluted	0.22		0.71	(a)	0.20		1.41	(b)	2.51

2006:
Revenues	$144,431		$153,707		$160,501		$157,467		$616,106
Net income	41,443		34,582		125,457		31,364		232,846
Net income per share — basic	0.76	(c)	0.62	(d)	2.15	(e)	0.54	(f)	4.11
Net income per share — diluted	0.75	(c)	0.61	(d)	2.07	(e)	0.53	(f)	3.96

(a)	Includes a $30,976, or $0.53 basic and $0.52 diluted per share, impact related to the gain on sale of discontinued operations.

(b)	Includes a $75,306, or $1.33 basic and $1.31 diluted per share, impact related to the gain on sale of discontinued operations.

(c)
Includes a $27,392, or $0.50 basic and $0.49 diluted per share, impact related to the gain on sale of discontinued operations, as well as a $1,763, or $0.03 basic and diluted per share, impact related to the gain on sale of joint venture properties.

(d)	Includes a $23,652, or $0.43 basic and $0.42 diluted per share, impact related to the gain on sale of discontinued operations.

(e)
Includes a $91,581, or $1.57 basic and $1.50 diluted per share, impact related to the gain on sale of operating properties, as well as a $8,842, or $0.15 basic and $0.14 diluted per share, impact related to the gain on sale of discontinued operations, and a $1,085, or $0.02 basic and diluted per share, impact related to the gain on sale of joint venture properties.

(f)	Includes a $18,937, or $0.32 basic and diluted per share, impact related to the gain on sale of discontinued operations.

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(in thousands)

			Initial Cost To		Cost Capitalized
			Camden Property Trust		Subsequent to	Gross Amount at Which
Description				Building and	Acquisition or	Carried at December 31, 2007 (a)			Accumulated	Date Constructed or	Depreciable Life
Property Name	Location	Encumbrances	Land	Improvements	Development	Land	Building	Total	Depreciation	Acquired	(Years)
Apartments	TX (b)	$8,712	$128,092	$714,379	$108,663	$128,092	$823,042	$951,134	$268,616	1993-2007	3-35
Apartments	AZ	—	17,691	90,343	8,782	17,691	99,125	116,816	30,790	1994-2002	3-35
Apartments	FL(d)	134,660	137,562	862,258	85,912	137,562	948,170	1,085,732	195,751	1997-2007	3-35
Apartments	NC	141,668	73,050	453,652	20,974	73,050	474,626	547,676	71,193	1997-2007	3-35
Apartments	NV	11,781	37,613	219,602	39,320	37,613	258,922	296,535	91,226	1998-1999	3-35
Apartments	CO (c)	14,010	20,267	152,183	11,740	20,267	163,923	184,190	50,029	1998-2000	3-35
Apartments	CA	43,615	96,840	429,946	11,450	96,840	441,396	538,236	73,112	1998-2007	3-35
Apartments	DC	—	19,157	87,014	582	19,157	87,596	106,753	7,637	2005-2007	3-35
Apartments	GA	61,087	56,650	253,105	6,978	56,650	260,083	316,733	25,102	2005	3-35
Apartments	MD	73,225	40,681	218,391	1,524	40,681	219,915	260,596	15,479	2005-2007	3-35
Apartments	PA	—	7,340	39,139	395	7,340	39,534	46,874	3,745	2005	3-35
Apartments	VA	67,654	95,605	497,923	2,217	95,605	500,140	595,745	35,394	2005-2007	3-35
Projects Under Development	CA	—	25,961	8,024	—	25,961	8,024	33,985	—	2007	3-35
Projects Under Development	FL	—	23,239	42,821	—	23,239	42,821	66,060	—	2005-2007	3-35
Projects Under Development	TX	—	37,836	37,941	—	37,836	37,941	75,777	—	1998-2007	3-35
Projects Under Development	DC	—	60,656	11,727	—	60,656	11,727	72,383	—	2007	3-35
Projects Under Development	VA	—	21,708	96,483	—	21,708	96,483	118,191	—	2005-2007	3-35
Projects Under Development	MD	—	16,643	26,140	—	16,643	26,140	42,783	—	2005-2007	3-35
Projects Under Development	CO	—	17,386	1,386	—	17,386	1,386	18,772	—	2007	3-35
Projects Under Development	NV	—	15,036	3,038	—	15,036	3,038	18,074	—	2007	3-35
Projects Under Development	Other	—	—	639	—	—	639	639	—	2007	3-35

Total		$556,412	$949,013	$4,246,134	$298,537	$949,013	$4,544,671	$5,493,684	$868,074

(a)	The aggregate cost for federal income tax purposes at December 31, 2007 was $4.5 billion.

(b)
Excludes land classified as held for sale with gross book value of $1.8 million, two townhomes classified as held for sale with gross book value of $0.7 million and one operating property classified for sale with gross book value of $8.2 million, and accumulated depreciation of $4.0 million.

(c)	Excludes one operating property classified as held for sale with gross book value of $15.8 million, and accumulated depreciation of $4.6 million.

(d)	Excludes land classified as held for sale with gross book value of $7.2 million.
The changes in total real estate assets for the years ended December 31:

	2007	2006	2005
Balance, beginning of the period	$5,099,459	$4,860,799	$3,087,018
Additions during the period:
Acquisition — Other	83,290	149,386	99,991
Acquisition — Summit	—	1,994	1,978,593
Development	333,412	254,128	166,921
Improvements	89,698	57,544	41,022
Transferred from held for sale	—	122,750	—
Deductions during period:
Cost of real estate sold	—	(248,587)	(291,162)
Cost of real estate disposed	(6,760)	—	—
Transferred to held for sale	(105,415)	(98,555)	(221,584)

Balance, end of period	$5,493,684	$5,099,459	$4,860,799

The changes in accumulated depreciation for the years ended December 31:

	2007	2006	2005
Balance, beginning of the period	$762,011	$716,650	$688,333
Depreciation	154,051	153,570	136,444
Real estate sold	—	(75,755)	(58,987)
Real estate disposed	(1,502)	—	—
Transferred from held for sale	—	13,848	—
Transferred to held for sale	(46,486)	(46,302)	(49,140)

Balance, end of period	$868,074	$762,011	$716,650

S-1

Schedule IV
CAMDEN PROPERTY TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2007
($ in thousands)

				Face amount of	Carry amount of
Description	Interest rate	Final maturity date	Periodic payment terms	mortgages	mortgages (a)
Apartments
Second Mortgages
Los Angeles/Orange County, California	14.00%	March 2008	Interest Only	$20,338	$20,338
Houston, Texas	14.00%	January 2009	Interest Only	8,421	8,421
Washington DC Metro	14.00%	August 2010	Interest Only	8,186	8,186

First Mortgages
Houston, Texas	Libor + 2.00%	December 2009	Interest Only	$8,710	$8,710

Undeveloped Land
First Mortgage
Houston, Texas	Prime + 1.00%	November 2008	Interest Only	$2,855	$2,855
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	5,122	5,122
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	7,926	7,926
Charlotte, North Carolina	Libor + 3.00%	August 2011	Interest Only	365	365

Total				$61,923	$61,923

(a)	The aggregate cost at December 31, 2007 for federal income tax purposes is $61,923.
Changes in mortgage loans for the years ended December 31, 2007, 2006 and 2005 are summarized below.

	2007	2006	2005
Balance at beginning of year	$45,333	$25,177	$54,914
Additions:
Advances under real estate loans	17,590	41,615	1,939
Deductions:
Collections of principal	1,000	21,459	31,676

Balance at end of year	$61,923	$45,333	$25,177

S-2

EXHIBIT INDEX

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

23.2	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Richard J. Campo, D. Keith Oden, William R. Cooper, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen and Steven A. Webster	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1
Consolidated Financial Statements of G&I V Midwest Residential, LLC for the Year Ended December 31, 2007 and the Period from September 20, 2006 (Date of Inception) through December 31, 2006, and Independent Auditors’ Report
Filed Herewith

99.2	Combined Financial Statements of Tuckerman — Camden Joint Ventures as of and for the Years Ended December 31, 2007 and 2006	Filed Herewith

99.3	Financial Statements of CPT Addison, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.4	Financial Statements of CPT Fountain Palms, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.5	Financial Statements of CPT Holly Springs, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.6	Financial Statements of CPT Park, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.7	Financial Statements of CPT Parkside, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
99.8	Financial Statements of CPT Pecos Ranch, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.9	Financial Statements of CPT Pines, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.10	Financial Statements of CPT Sierra, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.11	Financial Statements of CPT Sugar Grove, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.12	Financial Statements of CPT Summit, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.13	Financial Statements of CPT Tiara, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith

99.14	Financial Statements of CPT Towne Center, LP for the Period from March 18, 2005 (Date of Inception) through December 31, 2005, and Independent Auditors’ Report	Filed Herewith