Form 10-Q
period 2008-03-31
CAMDEN PROPERTY TRUST
filed 2008-05-02
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of April 29, 2008, there were 53,150,469 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands)	2008	2007
ASSETS
Real estate assets, at cost
Land	$749,664	$730,548
Buildings and improvements	4,435,787	4,316,472

	5,185,451	5,047,020
Accumulated depreciation	(907,643)	(868,074)

Net operating real estate assets	4,277,808	4,178,946
Properties under development, including land	358,994	446,664
Investments in joint ventures	12,526	8,466
Properties held for sale, including land	23,299	25,253

Total real estate assets	4,672,627	4,659,329

Accounts receivable — affiliates	36,166	35,940
Notes receivable
Affiliates	52,331	50,358
Other	8,710	11,565
Other assets, net	116,010	126,996
Cash and cash equivalents	947	897
Restricted cash	5,325	5,675

Total assets	$4,892,116	$4,890,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$2,351,006	$2,265,319
Secured	559,952	562,776
Accounts payable and accrued expenses	90,779	107,403
Accrued real estate taxes	17,769	24,943
Distributions payable	42,942	42,689
Other liabilities	146,817	136,365

Total liabilities	3,209,265	3,139,495

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	97,416	111,624
Other minority interests	8,537	10,403

Total minority interests	203,878	219,952

Shareholders’ equity
Common shares of beneficial interest	660	654
Additional paid-in capital	2,227,256	2,209,631
Distributions in excess of net income	(250,845)	(227,025)
Employee notes receivable	(306)	(1,950)
Treasury shares, at cost	(463,574)	(433,874)
Accumulated other comprehensive loss	(34,218)	(16,123)

Total shareholders’ equity	1,478,973	1,531,313

Total liabilities and shareholders’ equity	$4,892,116	$4,890,760

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2008	2007
Property revenues
Rental revenues	$138,793	$133,036
Other property revenues	17,930	14,640

Total property revenues	156,723	147,676

Property expenses
Property operating and maintenance	40,985	38,589
Real estate taxes	17,917	16,049

Total property expenses	58,902	54,638

Non-property income
Fee and asset management	2,412	2,386
Interest and other income	1,333	1,562
Income (loss) on deferred compensation plans	(8,541)	2,306

Total non-property income	(4,796)	6,254

Other expenses
Property management	4,900	4,728
Fee and asset management	1,725	1,620
General and administrative	7,960	8,054
Interest	32,661	27,790
Depreciation and amortization	42,785	39,053
Amortization of deferred financing costs	742	913
Expense (benefit) on deferred compensation plans	(8,541)	2,306

Total other expenses	82,232	84,464

Income from continuing operations before gain on sale of properties, equity in income of joint ventures, minority interests and income taxes	10,793	14,828
Gain on sale of properties, including land	1,106	—
Equity in (loss) income of joint ventures	(47)	735
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)
Income allocated to common units and other minority interests	(1,269)	(787)

Income from continuing operations before income taxes	8,833	13,026
Income tax expense — current	(273)	(1,905)

Income from continuing operations	8,560	11,121
Income from discontinued operations	228	2,186
Gain on sale of discontinued operations, including land, net of tax	6,127	—
Income from discontinued operations, allocated to common units	—	(270)

Net income	$14,915	$13,037

Earnings per share — basic
Income from continuing operations	$0.16	$0.19
Income from discontinued operations	0.11	0.03

Net income	$0.27	$0.22

Earnings per share — diluted
Income from continuing operations	$0.16	$0.19
Income from discontinued operations	0.11	0.03

Net income	$0.27	$0.22

Distributions declared per common share	$0.70	$0.69
Weighted average number of common shares outstanding	54,965	58,813
Weighted average number of common and common dilutive equivalent shares outstanding	55,625	59,994
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

	Common					Accumulated
	shares of	Additional	Distributions	Employee	Treasury	other	Total
	beneficial	paid-in	in excess of	notes	shares, at	comprehensive	shareholders’
(in thousands, except per share amounts)	interest	capital	net income	receivable	cost	loss	equity

Shareholders’ equity, January 1, 2008	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$1,531,313

Comprehensive income:
Net income			14,915				14,915
Other comprehensive loss - Change in fair value of cash flow hedge						(18,095)	(18,095)

Total comprehensive loss							(3,180)
Common shares issued under dividend reinvestment plan		3					3
Share awards issued under benefit plan (247 shares)	2	(2)					—
Amortization of previously granted share awards		2,897					2,897
Employee share purchase plan		21			273		294
Repayment of employee notes receivable, net				1,644			1,644
Share awards placed into deferred plans (139 shares)	(1)	1					—
Common share options exercised (35 shares)	1	1,511					1,512
Conversions and redemptions of operating partnership units	4	13,194					13,198
Common shares repurchased					(29,973)		(29,973)
Cash distributions ($0.70 per share)			(38,735)				(38,735)

Shareholders’ equity, March 31, 2008	$660	$2,227,256	$(250,845)	$(306)	$(463,574)	$(34,218)	$1,478,973

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities
Net income	$14,915	$13,037
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	41,227	40,321
Amortization of deferred financing costs	742	916
Equity in loss (income) of joint ventures	47	(735)
Distributions of income from joint ventures	1,350	282
Gain on sale of properties, including land	(1,106)	—
Gain on sale of discontinued operations	(6,127)	—
Income allocated to minority interests	3,019	1,057
Accretion of discount on unsecured notes payable	142	155
Share-based compensation	1,982	1,723
Interest notes receivable — affiliates	(1,086)	(26)
Net change in operating accounts	(18,159)	(18,063)

Net cash from operating activities	36,946	38,667

Cash flows from investing activities
Development and capital improvements	(67,472)	(120,021)
Proceeds from sales of properties, including land and discontinued operations	11,716	—
Proceeds from partial sales of assets to joint ventures	8,923	—
Distributions of investments from joint ventures	205	1,858
Investment in joint ventures	(6,550)	—
Issuance of notes receivable — other	—	(8,710)
Payments received on notes receivable — other	2,855	1,000
Increase in notes receivable — affiliates	(437)	(2,029)
Earnest money deposits on potential transactions	—	(420)
Change in restricted cash	350	(1,051)
Increase in non-real estate assets and other	(731)	(1,753)

Net cash from investing activities	(51,141)	(131,126)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2008	2007
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$86,000	$139,000
Repayment of notes payable	(1,704)	(3,535)
Distributions to shareholders and minority interests	(42,883)	(43,099)
Repayment of employee notes receivable	1,654	—
Repurchase of common shares and units	(29,973)	—
Net increase in accounts receivable — affiliates	(190)	(526)
Common share options exercised	1,378	834
Payment of deferred financing costs	(364)	(583)
Other	327	804

Net cash from financing activities	14,245	92,895

Net increase in cash and cash equivalents	50	436
Cash and cash equivalents, beginning of period	897	1,034

Cash and cash equivalents, end of period	$947	$1,470

Supplemental information
Cash paid for interest, net of interest capitalized	$28,988	$23,886
Cash paid for income taxes	319	307

Supplemental schedule of noncash investing and financing activities
Value of shares issued under benefit plans, net	$11,413	$15,837
Distributions declared but not paid	42,942	45,139
Conversion of operating partnership units to common shares	13,198	11,638
Decrease (increase) in liabilities associated with construction and capital expenditures	4,793	(44)
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2008, we owned interests in, operated or were developing 192 multifamily properties comprising 66,301 apartment homes located in 13 states. We had 3,383 apartment homes under development at 11 of our multifamily properties, including 1,605 apartment homes at 5 multifamily properties owned through joint ventures, and several sites we may develop into multifamily apartment communities. Additionally, two properties comprised of 272 apartment homes were designated as held for sale.
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
Interim Financial Reporting. We have prepared these financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2007 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial condition have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $5.4 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively. Capitalized real estate taxes were $1.1 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.
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
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk and we designate the financial instruments as cash flow hedges. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss. The ineffective portion is recognized in current period earnings. Derivatives not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of March 31, 2008, we had $500 million in variable rate debt subject to cash flow hedges. See Note 7, “Derivative Instruments and Hedging Activities” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
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

Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 98% and 97% of our total consolidated revenues, excluding income or loss on deferred compensation plans, for the three months ended March 31, 2008 and 2007, respectively.
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
Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and this adoption did not have a material effect on our consolidated results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We have adopted SFAS No. 159 effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); established the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS No. 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS No. 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to non-controlling interest their share of losses even if such treatment results in a deficit in non-controlling interests balance within the parent’s equity accounts. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flow. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not adopted SFAS No. 161 and we are currently evaluating what impact our adoption of SFAS No. 161 will have on our financial statements.

3. Per Share Data
Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2008 and 2007, 2.9 million and 3.0 million units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2008	2007
Basic earnings per share calculation
Income from continuing operations	$8,560	$11,121
Income from discontinued operations, including gain on sale	6,355	1,916

Net income	$14,915	$13,037

Income from continuing operations — per share	$0.16	$0.19
Income from discontinued operations — per share	0.11	0.03

Net income — per share	$0.27	$0.22

Weighted average number of common shares outstanding	54,965	58,813

Diluted earnings per share calculation
Income from continuing operations	$8,560	$11,121
Income allocated to common units	5	3

Income from continuing operations, as adjusted	8,565	11,124
Income from discontinued operations, including gain on sale	6,355	1,916

Net income, as adjusted	$14,920	$13,040

Income from continuing operations, as adjusted — per share	$0.16	$0.19
Income from discontinued operations — per share	0.11	0.03

Net income, as adjusted — per share	$0.27	$0.22

Weighted average common shares outstanding	54,965	58,813
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	152	673
Common units	508	508

Weighted average common shares outstanding, as adjusted	55,625	59,994

In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiable transactions. We intend to use proceeds from asset sales and borrowings under our line of credit to fund share repurchases. Under this program, we repurchased 4.3 million shares for a total of $230.1 million through March 31, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.9 million.

4. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed our proportionate interest on construction loans in five of our development joint ventures totaling $68.8 million. Additionally, we eliminate fee income from property management services to the extent of our ownership.
Our contributions of real estate assets to joint ventures at formation in which we receive cash are treated as partial sales. As a result, the amounts recorded as gain on sale of assets to joint ventures represent the change in ownership of the underlying assets. Our initial investment is determined based on our ownership percentage in the net book value of the underlying assets on the date of the transaction.
As of March 31, 2008, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•
A 20% interest in related joint ventures, which own an aggregate of 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets. We are providing property management services to the joint ventures. At March 31, 2008, the joint ventures had total assets of $377.2 million and had third-party secured debt totaling $272.6 million.

•
A 20% interest in Sierra-Nevada Multifamily Investments, LLC, which owns 14 apartment communities with 3,098 apartment homes located in the Las Vegas market. We are providing property management services to Sierra-Nevada. At March 31, 2008, Sierra-Nevada had total assets of $130.4 million and third-party secured debt totaling $179.9 million.

•
A 15% interest in G&I V Midwest Residential LLC (“G&I V”), which owns nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri. We are providing property management services to G&I V. At March 31, 2008, G&I V had total assets of $233.5 million and had third-party secured debt totaling $169.0 million.

•
A 50% interest in Denver West Apartments, LLC, which owns a 320-apartment home community located in Colorado. We are providing property management services to Denver West. At March 31, 2008, Denver West had total assets of $21.4 million and third-party secured debt totaling $27.3 million.

•
A 30% interest in Camden Plaza, LP, which owns a 271-apartment home community located in Houston, Texas which completed construction in 2007. We provided property management, construction and development services to this joint venture. We provided a $6.4 million mezzanine loan to the joint venture which had a balance of $8.7 million at March 31, 2008, and is reported as “Notes receivable - affiliates” as discussed in Note 5, “Notes Receivable.” At March 31, 2008, the joint venture had total assets of $41.5 million and had third-party secured debt totaling $31.7 million.

•
A 30% interest in Camden Main & Jamboree, LP to which we contributed $1.4 million in cash and $1.9 million in Camden Operating Series B common units in March 2006. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development and has a total estimated cost to complete of $115.0 million as of March 31, 2008. We provide property management services to this joint venture. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $21.1 million at March 31, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” At March 31, 2008, the joint venture had total assets of $113.6 million and had third-party secured debt totaling $82.3 million.

•
A 30% interest in Camden College Park, LP to which we partially sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community and has a total estimated cost to complete of $139.9 million as of March 31, 2008. We are providing construction, development and property management services to this joint venture. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $8.5 million at March 31, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” At March 31, 2008, the joint venture had total assets of $125.0 million and had third-party secured debt totaling $103.8 million.

•
A 30% interest in two related development joint ventures to which we contributed an aggregate of $2.4 million. Each joint venture is developing a multifamily community, one with 340 apartment homes and the other with 119 apartment homes both in Houston, Texas. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had a balance of $13.5 million at March 31, 2008, and are reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” We are committed to funding an additional $6.0 million under the mezzanine loans. At March 31, 2008, the joint ventures had total assets of $35.3 million and had third-party secured debt totaling $11.5 million.

•
A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP to which we contributed $8.4 million in cash. Our venture partner, an unrelated third party, contributed $3.3 million in exchange for a 28% interest in the venture comprised of a 0.01% general partner interest and a 27.99% limited partner interest. The venture has purchased approximately 26 acres of land in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At March 31, 2008, the joint venture had total assets of $25.8 million and third-party secured debt totaling $17.4 million.

•
A 30% limited partner interest in a joint venture to which we contributed $0.1 million in cash. The remaining 70% interest is owned by an unaffiliated third party who contributed $0.3 million. The joint venture is the pre-development stage of an integrated mixed use development. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $0.6 million at March 31, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.”

•
A 20% interest in the Camden Multifamily Value Add Fund, LP (the “Fund”). Subject to certain exceptions, the Fund will be our primary vehicle through which we will acquire fully developed multifamily properties, subject to certain exceptions, until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested. As of March 31, 2008, the Fund had one institutional investor, and, together with us, had combined partner equity commitments of $187.5 million. We expect the final closing of the Fund to occur during 2008, although there can be no assurances as to the timing of such closing, the size, or the investment performance of the Fund. The Fund is further discussed in Note 11, “Commitments and Contingencies.”

The following table summarizes balance sheet financial data of the significant unconsolidated joint venture in which we had an ownership interest as of March 31, 2008 and December 31, 2007 (dollars in millions):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007

G&I V	$233.5	$234.7	$169.0	$169.0	$62.1	$63.6
The following table summarizes income statement financial data of the significant unconsolidated joint venture in which we had an ownership interest for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Total Revenues		Net Income		Equity in Income (1)
	2008	2007	2008	2007	2008	2007

G&I V	$7.4	$7.0	$.1	$(1.3)	$.2	$.1

(1)	Equity in Income excludes our ownership interest in transactions with this joint venture.
5. Notes Receivable
Affiliates. We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 4, “Investment in Joint Ventures.” As of March 31, 2008 and December 31, 2007, the balance of “Notes receivable — affiliates” totaled $52.3 million and $50.4 million, respectively. The notes outstanding as of March 31, 2008 accrue interest at rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3%, to 14%, per annum and mature through 2010. In addition, we eliminate the interest and other income to the extent of our percentage ownership in the joint ventures.

Other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. During the first three months of 2008, one of our notes receivable, totaling $2.9 million with an interest rate of Prime Rate plus 1%, was paid in full. As of March 31, 2008, we had an $8.7 million secured note receivable due from an unrelated third party. This note, which matures in December 2009, accrues interest at LIBOR plus 2%, which is recognized as earned.
6. Notes Payable
The following is a summary of our indebtedness:

	March 31,	December 31,
(in millions)	2008	2007
Commercial Banks
Unsecured line of credit and short-term borrowings	$201.0	$115.0
$500 million term loan, due 2012	500.0	500.0

	701.0	615.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	100.0	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	100.0	100.0
$150.0 million 7.69% Notes, due 2011	149.7	149.7
$200.0 million 5.93% Notes, due 2012	199.5	199.5
$200.0 million 5.45% Notes, due 2013	199.3	199.2
$250.0 million 5.08% Notes, due 2015	248.8	248.8
$300.0 million 5.75% Notes, due 2017	299.0	299.0

	1,546.2	1,546.0

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	25.7	25.9
$10.0 million 4.90% Notes, due 2010	10.8	10.9
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	37.8	38.0

	103.8	104.3

Total unsecured notes payable	2,351.0	2,265.3

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2008 - 2014	496.3	498.8
2.91% - 3.90% Tax-exempt Mortgage Notes, due 2025 - 2028	57.4	57.6
7.29% Tax-exempt Mortgage Note due 2025 on property held for sale as of March 31, 2008	6.3	6.4

	560.0	562.8

Total notes payable	$2,911.0	$2,828.1

Floating rate debt included in commercial bank indebtedness (3.00% - 3.47%)	$201.0	$115.0
Floating rate tax-exempt debt included in secured notes (2.91% - 3.90%)	$57.4	$57.6

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2008, we had outstanding letters of credit totaling $14.6 million, and had $384.4 million available under our unsecured line of credit.

At March 31, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.5% and 5.4%, respectively.
Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 4.6 years at March 31, 2008. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at March 31, 2008 are as follows:
(in millions)

		Weighted Average
Year	Amount	Interest Rate
2008	$197.4	4.8%
2009	198.1	5.0
2010	653.7	4.6
2011	248.3	6.5
2012	772.5	5.4
2013 and thereafter	841.0	5.3

Total	$2,911.0	5.2%

7. Derivative Instruments and Hedging Activities
We have entered into an interest rate swap agreement to reduce the impact of interest rate fluctuations on our variable rate debt. We have not entered into any interest rate hedge agreements for our fixed-rate debt and do not enter into derivative transactions for trading or other speculative purposes. The following table summarizes our interest rate swap agreement at March 31, 2008 (dollars in millions):

Notional balance	$500
Interest rate	5.24	%*
Maturity date	10/4/2012
Estimated liability fair value	$34.2

*	includes our interest rate spread of 0.5%
We have determined our interest rate swap agreement qualifies as an effective cash flow hedge under SFAS No. 133, resulting in our recording the effective portion of cumulative changes in the fair value of the interest rate swap agreement in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the interest rate swap agreement to its fair value, we recorded unrealized losses in other comprehensive income of approximately $18.1 million during the three months ended March 31, 2008. These amounts will be reclassified into interest expense in conjunction with the periodic adjustment of the floating rates on the variable rate debt above. The amounts reclassified into earnings for the three months ended March 31, 2008 resulted in an increase in interest expense of approximately $1.3 million, whereas the estimated amount included in accumulated other comprehensive loss as of March 31, 2008, expected to be reclassified into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period, is a charge to interest expense of approximately $12.5 million.
We measure, both at inception and on an on-going basis, the effectiveness of the qualifying cash flow hedge. During the three months ended March 31, 2008, we recorded no other expense for hedge ineffectiveness, and we do not anticipate a material effect in the future. The fair value of the interest rate swap agreement is included in other liabilities.
Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We minimized our credit risk on these transactions by dealing with major, creditworthy financial institutions which have an AA or better credit rating by Standard & Poor’s Ratings Group. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

8. Related Party Transactions
We earn fees for property management, construction, development and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to $2.4 million for each of the three months ended March 31, 2008 and 2007, respectively. See further discussion of fees earned from joint ventures in Note 4, “Investments in Joint Ventures.”
In conjunction with our merger with Summit Properties, Inc., we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. At March 31, 2008, the notes receivable had an outstanding balance of $0.3 million. As of March 31, 2008, the employee notes receivable were 100% secured by Camden common shares.
9. Share-based Compensation
Share Awards. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we used actual forfeiture history. At March 31, 2008, the unamortized value of previously issued unvested share awards was $30.8 million.
Valuation Assumptions. The weighted average fair value of options granted in 2008 was $5.06. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2008:

Expected volatility	20.5%
Risk-free interest rate	3.6%
Expected dividend yield	5.8%
Expected life (in years)	7
Our computation of expected volatility for 2008 is based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in the prior year. Our computation of expected life was determined using historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share-based Compensation Award Activity. The total intrinsic value of options exercised was $0.3 million during the three months ended March 31, 2008. As of March 31, 2008, there was approximately $2.1 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years.
The following table summarizes share options outstanding and exercisable at March 31, 2008:

	Outstanding Options		Exercisable Options		Remaining
Range of		Weighted		Weighted	Contractual
Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$24.88-$41.90	294,065	$35.33	294,065	$35.33	4.1
$42.90-$43.90	354,486	42.98	354,486	42.98	5.7
$44.00-$73.32	910,624	48.77	466,360	49.49	7.7

Total options	1,559,175	$44.92	1,114,911	$43.69	6.5

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the three months ended March 31, 2008:

		Weighted
		Average
	Options /	Exercise /
	Share Awards	Grant
	Outstanding	Price
Balance at January 1, 2008	3,507,947	$40.38
Options
Granted	444,264	48.02
Exercised	(35,256)	39.06

Net Options	409,008

Share Awards
Granted	246,403	48.05
Forfeited	(7,103)	59.46

Net Restricted Shares	239,300

Balance at March 31, 2008	4,156,255	$41.30

Vested share awards at March 31, 2008	1,978,516	$36.05
The weighted average remaining contractual term of outstanding option awards under the share incentive plan is 6.5 years. The aggregate intrinsic value of all outstanding share awards, based on a closing price of our common shares on March 31, 2008 of $50.20 per share, is $37.0 million.
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Three Months
	Ended March 31,
(in thousands)	2008	2007
Decrease in assets:
Other assets, net	$2,542	$6,143

Decrease in liabilities:
Accounts payable and accrued expenses	(12,084)	(16,171)
Accrued real estate taxes	(7,103)	(7,270)
Other liabilities	(1,514)	(765)

Change in operating accounts	$(18,159)	$(18,063)

11. Commitments and Contingencies
Construction Contracts. As of March 31, 2008, we were obligated for approximately $35.8 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
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
Lease Commitments. At March 31, 2008, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled $0.7 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Minimum annual rental commitments for the remainder of 2008 are $2.1 million and for the years ending December 31, 2009 through 2012 are $2.3 million, $2.3 million, $2.2 million, $1.8 million, respectively, and $5.1 million in the aggregate thereafter.
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
We have formed the Fund, a discretionary investment vehicle to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which we will contribute to the Fund for development. The Fund will serve, until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested, as the exclusive vehicle through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Fund, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor and transactions approved by the Fund’s advisory board. The Fund will not restrict our development activities and will terminate after a term of eight years from the final closing, subject to two one-year extensions. As of March 31, 2008, we have acquired two communities with the intent of being owned by the Fund, but which are currently consolidated and included in our operating results. We are currently targeting acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. We expect the Fund to have equity commitments of up to $300 million and the ability to employ leverage through debt financings up to 70% on a stabilized portfolio basis, which would enable the Fund to invest up to approximately $1 billion. One of our wholly-owned subsidiaries is the general partner of the Fund, and we have committed 20% of the total equity of the Fund, up to $60 million. We have received commitments from an unaffiliated investor of $150 million as of March 31, 2008. We expect the final closing of the Fund to occur during 2008. There can be no assurance as to the timing of such closing, the size or investment performance of the fund.

Employment Agreements. At March 31, 2008, we had employment agreements with five of our senior officers, the terms of which expire at various times through August 20, 2008. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of three of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Historically, we have only incurred state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. We have provided for income, franchise and margin taxes in the condensed consolidated statements of operations for the three months ended March 31, 2008 primarily for state and local taxes associated with property dispositions, entity level taxes on certain ventures and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” as of January 1, 2007. If various tax positions related to certain real estate dispositions were not sustained upon examination, we would have been required to pay a deficiency dividend and associated interest for prior years. Accordingly, we decreased distributions in excess of net income as of January 1, 2007, for the adoption of FIN 48 by approximately $2.5 million, and recorded interest expense of approximately $0.3 million for the three months ended March 31, 2007 for the interest related to the deficiency dividend for these transactions. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2008.
13. Property Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2008 and 2007, income from discontinued operations included the results of operations for two operating properties, containing 272 apartment homes, classified as held for sale and the results of operations of one operating property sold in 2008 through its sale date. For the three months ended March 31, 2007, income from discontinued operations also included the results of operations of ten operating properties sold during 2007. As of March 31, 2008, the two operating properties held for sale had a net book value of $13.5 million.
The following is a summary of income from discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
(in thousands)	2008	2007
Property revenues	$841	$6,806
Property expenses	482	3,231

Net operating income	$359	$3,575
Interest	114	121
Depreciation	17	1,268

Income from discontinued operations	$228	$2,186

During the three months ended March 31, 2008, we recognized a gain of $6.1 million from the sale of one operating property, containing 167 apartment homes, to an unaffiliated third party. This sale generated net proceeds of approximately $10.3 million.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassified the operating expenses associated with these assets to discontinued operations. At March 31, 2008, we had undeveloped land parcels classified as held for sale as follows:
($ in millions)

		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.3
Dallas	2.4	1.8

Total land held for sale		$9.1

Partial Sales to the Fund. On March 6, 2008, we sold Camden Amber Oaks, a development community in Austin, Texas to the Fund for $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested $1.9 million in the Fund and have a 20% ownership interest in the Fund.
14. Fair Value Disclosures
As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets

Deferred compensation plan investments	$65.3	$—	$—	$65.3

Liabilities

Deferred compensation plan obligations	$65.3	$—	$—	$65.3

Derivative financial instruments	—	34.2	—	34.2

To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same or comparable transactions or information provided through third-party advisors. Deferred compensation plan investments are recorded in other assets and our deferred compensation plan obligations are recorded in other liabilities.
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We use interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with floating rate debt. Through March 31, 2008, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
15. Third-party Construction Services
At March 31, 2008, we were under contract on third-party construction projects ranging from $2.3 million to $8.4 million. We earn fees on these projects ranging from 4.2% to 6.2% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.1 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, and are included in “Fee and asset management income” in our condensed consolidated statements of operations. We recorded warranty and repair related costs on third-party construction projects of $0 and $0.7 million during the three months ended March 31, 2008 and 2007, respectively. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our condensed consolidated statements of operations.
16. Subsequent Events
Subsequent to the end of the first quarter of 2008, we formed a co-investment limited partnership (the “Co-Investment Vehicle”) to invest for its own account or along side of the Fund in one or more investments of the Fund. The terms of the Co-Investment Vehicle are substantially similar to those described in Note 11, “Commitments and Contingencies” with respect to the Fund. We have received commitments to the Co-Investment Vehicle from an unaffiliated investor of $150 million.

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
Executive Summary
Based on our results for the three months ended March 31, 2008 and the projected economic conditions, we expect moderating growth during the remainder of 2008. Economic factors affecting our revenue include declining job growth and continued population growth and household formations in the markets in which we operate, as well as declining fundamentals in the for-sale single-family housing market. Negative sentiment currently surrounding single-family housing could have a positive impact on multifamily demand, as more potential home buyers choose to rent and existing renters extend their stays in apartment homes. However, high inventories of unsold single-family homes in select markets could cause further declines in home prices, making home buying a more attractive option for some renters or resulting in additional single-family homes becoming rental units.
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

Property Portfolio
Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	March 31, 2008		December 31, 2007
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,064	30	8,064	30
Dallas, Texas	7,225	18	7,225	18
Houston, Texas	6,346	15	6,346	15
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	4,525	13	4,525	13
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,296	8	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,611	8	2,778	9
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	62,918	181	63,085	182

Properties Under Development
Washington, D.C. Metro	1,543	4	1,543	4
Houston, Texas	733	3	733	3
Austin, Texas	556	2	556	2
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	261	1	261	1

Total Properties Under Development	3,383	11	3,383	11

Total Properties	66,301	192	66,468	193

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,946	6	1,946	6
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	348	1	—	—
Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	12,565	42	12,217	41

Total Properties Owned 100%	53,736	150	54,251	152

(1)	Refer to Note 4, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the three months ended March 31, 2008, stabilization was achieved at one recently completed property as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Old Creek San Marcos, CA	350	1Q07	1Q08
Discontinued Operations and Assets Held for Sale
We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of March 31, 2008. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain on the disposal of the held for sale properties is also classified as discontinued operations.
A summary of our 2008 dispositions; and properties held for sale as of March 31, 2008 is as follows:
($ in millions)

	Number of
	Apartment	Date of		Net Book
Property and Location	Homes	Disposition	Year Built	Value (1)

Dispositions
Camden Ridgeview Austin, TX	167	1Q08	1984	$—

Held for Sale
Camden Pinnacle Westminster, CO	224	n/a	1985	$11.3
Oasis Sands Las Vegas, NV	48	n/a	1994	$2.2

Total apartment homes sold and held for sale	439

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of March 31, 2008.
During the three months ended March 31, 2008, we recognized a gain of $6.1 million from the sale of one operating property, containing 167 apartment homes, to an unaffiliated third party. This sale generated net proceeds of approximately $10.3 million.
At March 31, 2008, we had several undeveloped land parcels classified as held for sale as follows:
($ in millions)

		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.3
Dallas	2.4	1.8

Total land held for sale		$9.1

Development and Lease-Up Properties
At March 31, 2008, we had four completed properties in lease-up as follows:
($ in millions)

	Number of		% Leased		Estimated
	Apartment	Cost	at	Date of	Date of
Property and Location	Homes	Incurred	4/27/08	Completion	Stabilization

Consolidated
Camden Royal Oaks Houston, TX	236	$21.0	86%	3Q06	3Q08
Camden Monument Place Fairfax, VA	368	62.4	88%	4Q07	2Q08
Camden City Centre Houston, TX	379	51.6	77%	4Q07	3Q08

Total — consolidated	983	$135.0

Equity Interests
Camden Plaza Houston, TX	271	$40.8	80%	3Q07	3Q08
At March 31, 2008, we had several properties in various stages of construction as follows:
($ in millions)

				Included in
	Number of			Properties	Estimated	Estimated
	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Consolidated:
Camden Potomac Yard (1) Arlington, VA	378	$110.0	$103.8	$0.9	2Q08	1Q09
Camden Orange Court (1) Orlando, FL	261	49.0	44.1	15.5	3Q08	1Q09
Camden Cedar Hills Austin, TX	208	27.0	15.1	14.5	4Q08	1Q09
Camden Summerfield (1) Landover, MD	291	68.0	61.2	5.9	4Q08	1Q09
Camden Dulles Station Oak Hill, VA	366	77.0	59.5	49.1	1Q09	3Q09
Camden Whispering Oaks Houston, TX.	274	30.0	14.4	13.9	1Q09	3Q09

Total — consolidated	1,778	$361.0	$298.1	$99.8

(1)	Properties in lease-up as of March 31, 2008.
Our consolidated balance sheet at March 31, 2008 included $359.0 million related to properties under development. Of this amount, $99.8 million related to our projects currently under development. Additionally, at March 31, 2008, we had $259.2 million invested in land held for future development, which included $183.8 million related to projects we expect to begin constructing during the next 18 months. We also had $73.7 million invested in land tracts adjacent to recently completed and current development projects, which we may utilize to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

At March 31, 2008, we had investments in joint ventures which were developing the following multi-family communities:

	Number of		Total
($ in millions)	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Braeswood Place (2) Houston, TX	340	$48.6	$24.3
Belle Meade (2) Houston, TX	119	33.2	11.0
Camden Main & Jamboree (1) Irvine, CA	290	115.0	109.1
Camden College Park (1) College Park, MD	508	139.9	122.4
Camden Amber Oaks Austin, TX	348	40.0	11.4

Total	1,605	$376.7	$278.20

(1)	Properties in lease-up as of March 31, 2008.

(2)	Properties being developed by joint venture partner.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to acquisitions, dispositions, the performance of stabilized properties in the portfolio, and the lease-up of newly constructed properties. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Average monthly property revenue per apartment home	$1,017	$992
Annualized total property expenses per apartment home	$4,586	$4,406
Weighted average number of operating apartment homes owned 100%	51,380	49,604
Weighted average occupancy of operating apartment homes owned 100%	93.5%	94.3%
Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2008 as compared to the same period in 2007:

	Apartment	Three Months Ended
	Homes	March 31,		Change
($ in thousands)	at 3/31/08	2008	2007	$	%

Property revenues
Same store communities	43,480	$129,340	$127,479	$1,861	1.5%
Non-same store communities	7,223	23,115	18,802	4,313	22.9
Development and lease-up communities	2,761	3,053	265	2,788	*
Dispositions/other	—	1,215	1,130	85	7.5

Total property revenues	53,464	$156,723	$147,676	$9,047	6.1%

Property expenses
Same store communities	43,480	$48,012	$47,247	$765	1.6%
Non-same store communities	7,223	8,239	6,438	1,801	28.0
Development and lease-up communities	2,761	2,075	355	1,720	484.5
Dispositions/other	—	576	598	(22)	(3.7)

Total property expenses	53,464	$58,902	$54,638	$4,264	7.8%

*  Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2007. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2007. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2007.

Same store analysis
Same store property revenues for the three months ended March 31, 2008 increased $1.9 million, or 1.5%, from the same period in 2007 resulting primarily from higher rental revenue per apartment home and increases in other property revenue, partially offset by declines in average occupancy. Other property revenue increased due to utility rebillings primarily resulting from our implementation of Perfect Connection, which provides cable services to our residents and other utility rebilling programs. We believe our revenue growth also was due to the continued enhancements we are making to many of our operational components, such as our web-based property management and revenue management systems.
Property expenses from our same store communities increased $0.8 million, or 1.6%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increases in same store property expenses were primarily due to increases in utilities, primarily due to the implementation of utility rebilling programs discussed above, and real estate taxes offset by decreases in repair and maintenance, and property insurance expenses. These four expense categories represent an aggregate of approximately 68% of total property expenses for the three months ended March 31, 2008.
Non-same store analysis and other analysis
Property revenues from non-same store, development and lease-up communities increased $7.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase during the period was primarily due to the completion and lease-up of properties in our development pipeline. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store, development and lease-up communities increased $3.5 million for the three months ended March 31, 2008 as compared to 2007. The increase in expenses during the period was primarily due to the completion and lease-up of properties in our development pipeline.
Non-property income

	Three Months
	Ended
	March 31,		Change
($ in thousands)	2008	2007	$	%

Fee and asset management	$2,412	$2,386	$26	1.1%
Interest and other income	1,333	1,562	(229)	14.7
Income (loss) on deferred compensation plans	(8,541)	2,306	(10,847)	(470.4)

Total non-property income (loss)	$(4,796)	$6,254	$(11,050)	(176.7)%

Interest and other income decreased $0.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. Other income, which represents income recognized from contract disputes and other miscellaneous items, decreased $0.2 million for the three months ended March 31, 2008.
Income on deferred compensation plans decreased $10.8 million for the three months ended March 31, 2008 as compared to the same period in 2007. The changes in income primarily related to the performance of the investments held in deferred compensation plans for participants.
Other expenses

	Three Months
	Ended March 31,		Change
($ in thousands)	2008	2007	$	%

Property management	$4,900	$4,728	$172	3.6%
Fee and asset management	1,725	1,620	105	6.5
General and administrative	7,960	8,054	(94)	(1.2)
Interest	32,661	27,790	4,871	17.5
Depreciation and amortization	42,785	39,053	3,732	9.6
Amortization of deferred financing costs	742	913	(171)	(18.7)
Expense (benefit) on deferred compensation plans	(8,541)	2,306	(10,847)	(470.4)

Total other expenses	$82,232	$84,464	$(2,232)	(2.6)%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased $0.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to long-term incentive compensation costs. Property management expenses were 3.1% and 3.2% of total property revenues for the three months ended March 31, 2008 and 2007, respectively.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased $0.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to increases in costs related to management of the Camden Multifamily Value Add Fund, LP (the “Fund”) offset by decreases with respect to expenses related to third party construction projects.
Interest expense for the three months ended March 31, 2008 increased $4.9 million as compared to the same period in 2007. This was primarily due to the increased debt outstanding to fund our increase in operating real estate assets, as acquisition and completions of units in our development pipeline exceeded property dispositions over the past year, and to fund common share repurchases since April 2007.
Depreciation and amortization increased $3.7 million for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to depreciation on assets acquired, new development and capital improvements placed in service during the preceding year.
Expense on deferred compensation plans decreased $10.8 million for the three months ended March 31, 2008 as compared to the same period in 2007. This decrease primarily related to the performance of the investments held in deferred compensation plans for participants.
Other

	Three Months
	Ended March 31,		Change
($ in thousands)	2008	2007	$	%

Gain on sale of properties, including land	$1,106	$—	$1,106	—%
Equity in (loss) income of joint ventures	(47)	735	(782)	(106.4)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—
Income allocated to common units and other minority interests	(1,269)	(787)	(482)	(61.2)
Income tax expense	(273)	(1,905)	1,632	85.7
Gain on sale of land totaled $1.1 million for the three months ended March 31, 2008 as compared to the same period in 2007 due to the sale of properties, including land, in Las Vegas, Nevada adjacent to our regional office.
Equity in income of joint ventures decreased $0.8 million for the three months ended March 31, 2008 as compared to the same period in 2007. During the latter part of 2007, certain of our development joint ventures completed construction and as such, depreciation and interest expense recorded during the three months ended March 31, 2008 was greater than net operating income recognized as these properties have not reached stabilization.
During the three months ended March 31, 2007, we incurred entity level taxes for our taxable operating partnership and other state and local taxes totaling $1.9 million. These taxes related to new state tax laws which were effective during the previous year, including the Texas margin tax. Income tax expense decreased $1.6 million for the three months ended March 31, 2008 as compared to 2007, primarily attributable to a $1.6 million decrease in state taxes in our operating partnership. Income tax expense for the three months ended March 31, 2008 is primarily comprised of state margin taxes.
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
Reconciliations of net income to diluted FFO for the three months ended March 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Funds from operations
Net income	$14,915	$13,037
Real estate depreciation, and amortization (1)	41,938	39,606
Adjustments for unconsolidated joint ventures	1,539	1,086
(Gain) loss on sale of properties, net of taxes (1)	(7,218)	1,184
Income allocated to convertible minority interests (1)	1,156	1,006

Funds from operations — diluted	$52,330	$55,919

Weighted average shares — basic	54,965	58,813
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	152	673
Common units	3,427	3,535

Weighted average shares — diluted	58,544	63,021

(1)	Including amounts for discontinued operations.
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
Our interest expense coverage ratio, net of capitalized interest, was 2.7 and 3.1 times for the three months ended March 31, 2008 and 2007, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, equity in income of joint ventures and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At March 31, 2008 and 2007, 81.7% and 80.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 4.6 years at March 31, 2008.
As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the remainder of 2008 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	repurchase of common equity securities;

•	initial funding of property developments, acquisitions and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During the remainder of 2008 approximately $188.9 million of secured mortgage notes are scheduled to mature. Additionally, as of March 31, 2008, we had several current development projects in various stages of construction, for which a total estimated cost of $62.9 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our automatic shelf registration statement, draws on our unsecured credit facility, property dispositions and secured mortgage notes.
In March 2008, we announced our Board of Trust Managers had declared a dividend distribution of $0.70 per share to holders of record as of March 31, 2008 of our common shares. The dividend was subsequently paid on April 17, 2008. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.80 per share or unit.
In January 2008, our Board of Trust Managers approved an increase in the April 2007 plan for the purchase of our common equity securities through open market purchases, block purchases and privately negotiated transactions from $250 million to $500 million.
Net cash provided by operating activities decreased to $36.9 million during the three months ended March 31, 2008 from $38.7 million for the same period in 2007. The decrease was primarily the result of higher interest expenses offset by growth in revenue.
Cash flows used in investing activities during the three months ended March 31, 2008 totaled $51.1 million, as compared to $131.1 million during the three months ended March 31, 2007. Cash outflows for property development and capital improvements were $67.5 million during the three months ended March 31, 2008 as compared to $120.0 million for the same period in 2007. Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $20.8 million for the three months ended March 31, 2008 as compared to $1.9 million for the same period in 2007 due to the sale of one operating property to an unaffiliated third party and one development property to the Fund during the first quarter of 2008.
Net cash provided by financing activities totaled $14.2 million for the three months ended March 31, 2008, primarily as a result of increases in balances outstanding under our line of credit of $86.0 million, offset by $30.0 million of common share repurchases, and distributions paid to shareholders and minority interest holders of $42.9 million. Net cash provided by financing activities totaled $92.9 million for the three months ended March 31, 2007, primarily as a result of increases in balances outstanding under our line of credit of $139.0 million offset by distributions paid to shareholders and minority interest holders of $43.1 million
Financial Flexibility
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2008, we had outstanding letters of credit totaling $14.6 million, and had $384.4 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
At March 31, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.5% and 5.4%, respectively.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of March 31, 2008, we had 65,973,156 common shares and no preferred shares outstanding.

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
Interim Financial Reporting. We have prepared these financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2007 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial condition have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $5.4 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively. Capitalized real estate taxes were $1.1 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.
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
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk and we designate the financial instruments as cash flow hedges. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss. The ineffective portion is recognized in current period earnings. Derivatives not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We enter into derivative financial instruments from time to time but do not use them for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of March 31, 2008, we had $500 million in variable rate debt subject to cash flow hedges. See Note 7, “Derivative Instruments and Hedging Activities” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
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
Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and this adoption did not have a material effect on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS No. 159 effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); established the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS No. 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS No. 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to non-controlling interest their share of losses even if such treatment results in a deficit in non-controlling interests balance within the parent’s equity accounts. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flow. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not adopted SFAS No. 161 and we are currently evaluating what impact our adoption of SFAS No. 161 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2007.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For further discussion regarding legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of our equity securities in the quarter ended March 31, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number of		as Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased Under
	Purchased	Paid per Share	Programs	the Program (1)

Month ended January 31, 2008	690,400	$43.41	690,400	$269,869,000
Month ended February 28, 2008	—	—	—	269,869,000
Month ended March 31, 2008	—	—	—	269,869,000

Total	690,400	43.41	690,400

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

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 2, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 2, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 2, 2008
Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 2, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 2, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.