Form 10-Q
period 2008-06-30
CAMDEN PROPERTY TRUST
filed 2008-08-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of July 28, 2008, there were 53,159,109 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands)	2008	2007
ASSETS
Real estate assets, at cost
Land	$755,200	$730,548
Buildings and improvements	4,474,749	4,316,472

	5,229,949	5,047,020
Accumulated depreciation	(935,640)	(868,074)

Net operating real estate assets	4,294,309	4,178,946
Properties under development, including land	333,419	446,664
Investments in joint ventures	14,773	8,466
Properties held for sale, including land	36,152	25,253

Total real estate assets	4,678,653	4,659,329

Accounts receivable — affiliates	36,556	35,940
Notes receivable
Affiliates	53,849	50,358
Other	8,710	11,565
Other assets, net	117,599	126,996
Cash and cash equivalents	1,242	897
Restricted cash	4,687	5,675

Total assets	$4,901,296	$4,890,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$2,400,027	$2,265,319
Secured	539,328	562,776
Accounts payable and accrued expenses	77,441	107,403
Accrued real estate taxes	30,664	24,943
Distributions payable	42,965	42,689
Other liabilities	129,471	136,365

Total liabilities	3,219,896	3,139,495

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	96,249	111,624
Other minority interests	8,572	10,403

Total minority interests	202,746	219,952

Shareholders’ equity
Common shares of beneficial interest	660	654
Additional paid-in capital	2,230,119	2,209,631
Distributions in excess of net income	(272,294)	(227,025)
Employee notes receivable	(302)	(1,950)
Treasury shares, at cost	(463,574)	(433,874)
Accumulated other comprehensive loss	(15,955)	(16,123)

Total shareholders’ equity	1,478,654	1,531,313

Total liabilities and shareholders’ equity	$4,901,296	$4,890,760

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Property revenues
Rental revenues	$139,628	$133,798	$276,951	$265,450
Other property revenues	19,488	15,989	37,179	30,426

Total property revenues	159,116	149,787	314,130	295,876

Property expenses
Property operating and maintenance	41,464	38,293	81,852	76,338
Real estate taxes	18,237	16,892	35,919	32,722

Total property expenses	59,701	55,185	117,771	109,060

Non-property income
Fee and asset management	2,131	2,420	4,543	4,806
Interest and other income	1,092	1,810	2,425	3,372
Income (loss) on deferred compensation plans	(639)	4,835	(9,180)	7,141

Total non-property income (loss)	2,584	9,065	(2,212)	15,319

Other expenses
Property management	5,281	4,800	10,181	9,528
Fee and asset management	1,696	811	3,421	2,431
General and administrative	8,414	7,912	16,374	15,966
Interest	33,378	29,243	66,044	57,003
Depreciation and amortization	43,983	38,905	86,288	77,627
Amortization of deferred financing costs	592	901	1,329	1,812
Expense (benefit) on deferred compensation plans	(639)	4,835	(9,180)	7,141

Total other expenses	92,705	87,407	174,457	171,508

Income from continuing operations before gain on sale of properties, gain on early retirement of debt, equity in income (loss) of joint ventures, minority interests and income taxes	9,294	16,260	19,690	30,627
Gain on sale of properties, including land	—	—	1,106	—
Gain on early retirement of debt	2,298	—	2,298	—
Equity in income (loss) of joint ventures	(474)	484	(521)	1,219
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)
Income allocated to common units and other minority interests	(1,126)	(1,343)	(2,395)	(2,130)

Income from continuing operations before income taxes	8,242	13,651	16,678	26,216
Income tax expense — current	(160)	(316)	(433)	(2,221)

Income from continuing operations	8,082	13,335	16,245	23,995
Income from discontinued operations	663	2,800	1,288	5,447
Gain on sale of discontinued operations	8,549	30,976	14,676	30,976
Income from discontinued operations allocated to common units	—	(4,519)	—	(4,789)

Net income	$17,294	$42,592	$32,209	$55,629

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Earnings per share — basic
Income from continuing operations	$0.15	$0.23	$0.29	$0.41
Income from discontinued operations, including gain on sale	0.16	0.49	0.29	0.54

Net income	$0.31	$0.72	$0.58	$0.95

Earnings per share — diluted
Income from continuing operations	$0.15	$0.22	$0.29	$0.40
Income from discontinued operations, including gain on sale	0.16	0.49	0.29	0.53

Net income	$0.31	$0.71	$0.58	$0.93

Distributions declared per common share	$0.70	$0.69	$1.40	$1.38
Weighted average number of common shares outstanding	55,351	58,894	55,158	58,854
Weighted average number of common and common dilutive equivalent shares outstanding	56,033	59,929	55,829	59,961

Condensed Consolidated Statements of Comprehensive Income
Net income	$17,294	$42,592	$32,209	$55,629
Other comprehensive income
Unrealized income on cash flow hedging activities	18,263	—	168	—

Comprehensive income	$35,557	$42,592	$32,377	$55,629

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2008	2007

Cash flows from operating activities
Net income	$32,209	$55,629
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	83,928	80,417
Amortization of deferred financing costs	1,329	1,822
Equity in loss (income) of joint ventures	521	(1,219)
Distributions of income from joint ventures	2,866	2,541
Gain on sale of properties, including land	(1,106)	—
Gain on sale of discontinued operations	(14,676)	(30,976)
Gain on early retirement of debt	(2,298)	—
Income allocated to minority interests	5,895	6,919
Accretion of discount on unsecured notes payable	286	311
Share-based compensation	4,136	3,438
Interest notes receivable — affiliates	(2,152)	(52)
Net change in operating accounts	(11,717)	(8,420)

Net cash from operating activities	$99,221	$110,410

Cash flows from investing activities
Development and capital improvements	$(127,511)	$(314,392)
Proceeds from sales of properties, including land and discontinued operations	25,527	48,679
Proceeds from partial sales of assets to joint ventures	8,923	—
Distributions of investments from joint ventures	293	1,803
Investment in joint ventures	(10,374)	(5,377)
Issuance of notes receivable — other	—	(8,710)
Payments received on notes receivable — other	2,855	1,000
Increase in notes receivable — affiliates	(437)	(4,082)
Earnest money deposits on potential transactions	—	(954)
Change in restricted cash	988	(13,856)
Other	(2,347)	(3,998)

Net cash from investing activities	$(102,083)	$(299,887)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2008	2007

Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$163,000	$158,000
Proceeds from notes payable	—	298,950
Repayment of notes payable	(46,320)	(157,061)
Distributions to shareholders and minority interests	(85,904)	(88,240)
Repayment of employee notes receivable	1,662	112
Repurchase of common shares and units	(29,973)	(20,102)
Net increase in accounts receivable — affiliates	(560)	(956)
Common share options exercised	1,623	3,432
Payment of deferred financing costs	(603)	(3,551)
Other	282	917

Net cash from financing activities	$3,207	$191,501

Net increase in cash and cash equivalents	$345	2,024
Cash and cash equivalents, beginning of period	897	$1,034

Cash and cash equivalents, end of period	$1,242	$3,058

Supplemental information
Cash paid for interest, net of interest capitalized	$66,904	$51,822
Cash paid for income taxes	1,450	2,570

Supplemental schedule of noncash investing and financing activities
Value of shares issued under benefit plans, net of cancellations	$11,513	$16,117
Distributions declared but not paid	42,965	45,139
Conversion of operating partnership units to common shares	13,198	11,638
Minority interests issued in connection with real estate contribution	—	532
Decrease (increase) in liabilities associated with construction and capital expenditures	13,180	(300)
Increase in payables associated with the repurchase of common shares	—	11,104
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2008, we owned interests in, operated or were developing 190 multifamily properties comprising 66,065 apartment homes located in 13 states and the District of Columbia. We had 2,453 apartment homes under development at 8 of our multifamily properties, including 1,605 apartment homes at 5 multifamily properties owned through joint ventures, and several sites we may develop into multifamily apartment communities. Additionally, two properties comprised of 834 apartment homes were designated as held for sale.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries and joint ventures over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities” (as revised), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation using American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Accounting Research Bulletin 51, “Consolidated Financial Statements.” If we are the general partner in a limited partnership, we also consider the guidance of Emerging Issues Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” to assess whether any rights held by the limited partners overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2007 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial condition have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the full year.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $4.3 million and $9.6 million for the three and six months ended June 30, 2008, respectively, and $5.4 million and $10.5 million for the three and six months ended June 30, 2007, respectively. Capitalized real estate taxes were $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively, and $1.2 million and $1.9 million for the three and six months ended June 30, 2007, respectively.
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
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the financial instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of June 30, 2008, we had $500 million in variable rate debt subject to cash flow hedges. See Note 7, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss in the Condensed Consolidated Statements of Income and Comprehensive Income, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.

Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 98% of our total consolidated revenues, excluding income or loss on deferred compensation plans, for both the three and six months ended June 30, 2008, and 97% for both the three and six months ended June 30, 2007.
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
Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities and this adoption did not have a material effect on our consolidated results of operations or financial position. We are currently evaluating what impact, if any, FSP 157-2 will have on our financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of SFAS 141R will have on our financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to non-controlling interest their share of losses even if such treatment results in a deficit in non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating what impact, if any, our adoption of SFAS 161 will have on our financial statements.
In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of FSP 03-6-1 will have on our financial statements.
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform with the current period presentations. We reclassified one property previously included in discontinued operations to continuing operations during the three months ended June 30, 2008 as management made the decision not to sell this asset. As a result, we adjusted the current and prior period condensed consolidated financial statements to reflect this reclassification. Additionally, we recorded a depreciation charge of approximately $0.6 million during the three months ended June 30, 2008 on this asset in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”
3. Per Share Data
Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the six months ended June 30, 2008 and 2007, 2.7 million and 3.0 million units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not dilutive. For the three months ended June 30, 2008 and 2007, 2.6 million and 3.0 million units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007
Basic earnings per share calculation
Income from continuing operations	$8,082	$13,335	$16,245	$23,995
Income from discontinued operations, including gain on sale	9,212	29,257	15,964	31,634

Net income	$17,294	$42,592	$32,209	$55,629

Income from continuing operations — per share	$0.15	$0.23	$0.29	$0.41
Income from discontinued operations — per share	0.16	0.49	0.29	0.54

Net Income — Per share	$0.31	$0.72	$0.58	$0.95

Weighted average number of common shares outstanding	55,351	58,894	55,158	58,854

Diluted earnings per share calculation
Income from continuing operations	$8,082	$13,335	$16,245	$23,995
Income allocated to common units	12	6	17	9

Income from continuing operations, as adjusted	8,094	13,341	16,262	24,004
Income from discontinued operations, including gain on sale	9,212	29,257	15,964	31,634

Net income, as adjusted	$17,306	$42,598	$32,226	$55,638

Income from continuing operations, as adjusted — per share	$0.15	$0.22	$0.29	$0.40
Income from discontinued operations — per share	0.16	0.49	0.29	0.53

Net Income, as adjusted — per share	$0.31	$0.71	$0.58	$0.93

Weighted average common shares outstanding	55,351	58,894	55,158	58,854
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	174	527	163	599
Common units	508	508	508	508

Weighted average common shares outstanding, as adjusted	56,033	59,929	55,829	59,961

In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use proceeds from asset sales and borrowings under our line of credit to fund share repurchases. Under this program, we repurchased 4.3 million shares for a total of $230.1 million from April 2007 through June 30, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.9 million.
4. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed our proportionate interest on construction loans in five of our development joint ventures totaling $71.3 million. Additionally, we eliminate fee income from property management services to the extent of our ownership.
Our contributions of real estate assets to joint ventures at formation in which we receive cash are treated as partial sales provided certain criteria are met. As a result, the amounts recorded as gain on sale of assets to joint ventures represent the change in ownership of the underlying assets. Our initial recorded investment is comprised of our historical carrying value of the assets on the date of the respective transaction multiplied by our ownership percentage in the joint venture.
As of June 30, 2008, our equity investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
•
A 20% interest in related joint ventures, which own an aggregate of 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets. We are providing property management services to the joint ventures. At June 30, 2008, the joint ventures had total assets of $375.4 million and third-party secured debt totaling $272.6 million.

•
A 20% interest in Sierra-Nevada Multifamily Investments, LLC, which owns 14 apartment communities with 3,098 apartment homes located in the Las Vegas market. We are providing property management services to Sierra-Nevada. At June 30, 2008, Sierra-Nevada had total assets of $129.3 million and third-party secured debt totaling $179.9 million.

•
A 15% interest in G&I V Midwest Residential LLC (“G&I V”), which owns nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri. We are providing property management services to G&I V. At June 30, 2008, G&I V had total assets of $232.2 million and third-party secured debt totaling $169.0 million.

•
A 50% interest in Denver West Apartments, LLC, which owns a 320-apartment home community located in Colorado. We are providing property management services to Denver West. At June 30, 2008, Denver West had total assets of $21.1 million and third-party secured debt totaling $27.2 million.

•
A 30% interest in Camden Plaza, LP, which owns a 271-apartment home community located in Houston, Texas which completed construction in 2007. We provided construction and development services to this joint venture and continue to provide property management services. We provided a $6.4 million mezzanine loan to the joint venture, which had a balance of $9.0 million at June 30, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” At June 30, 2008, the joint venture had total assets of $41.3 million and third-party secured debt totaling $31.7 million.

•
A 30% interest in Camden Main & Jamboree, LP to which we contributed $2.4 million in cash and $1.9 million in Camden Operating Series B common units. The joint venture purchased Camden Main & Jamboree, a 290-apartment home community located in Irvine, California, which is currently under development. Concurrent with this transaction, we provided a mezzanine loan totaling $15.8 million to the joint venture, which had a balance of $21.8 million at June 30, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” We provide property management services to this joint venture. At June 30, 2008, the joint venture had total assets of $115.9 million and third-party secured debt totaling $82.5 million.

•
A 30% interest in Camden College Park, LP to which we partially sold undeveloped land located in College Park, Maryland in August 2006. The joint venture is developing a 508-apartment home community. We are providing construction, development and property management services to this joint venture. Concurrent with this transaction, we provided a mezzanine loan totaling $6.7 million to the joint venture, which had a balance of $8.8 million at June 30, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” At June 30, 2008, the joint venture had total assets of $126.1 million and had third-party secured debt totaling $105.7 million.

•
A 30% interest in two related development joint ventures to which we contributed an aggregate of $2.4 million. Each joint venture is developing a multifamily community, one with 340 apartment homes and the other with 119 apartment homes both in Houston, Texas. Concurrent with this transaction, we provided mezzanine loans totaling $9.3 million to the joint ventures, which had an aggregate balance of $13.7 million at June 30, 2008, and are reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” We are committed to funding an additional $6.0 million under the mezzanine loans. At June 30, 2008, the joint ventures had total assets of $43.4 million and third-party secured debt totaling $17.9 million.

•
A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP to which we contributed $8.4 million in cash. Our venture partner, an unrelated third party, contributed $3.3 million in exchange for a 28% interest in the venture comprised of a 0.01% general partner interest and a 27.99% limited partner interest. The venture has purchased approximately 25 acres of land in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At June 30, 2008, the joint venture had total assets of $37.4 million and third-party secured debt totaling $25.5 million.

•
A 30% limited partner interest in a joint venture to which we contributed $0.1 million in cash. The remaining 70% interest is owned by an unaffiliated third party who contributed $0.3 million in cash. The joint venture is in the pre-development stage of an integrated mixed use development. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $0.6 million at June 30, 2008, and is reported as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.”

•
A 20% interest in the Camden Multifamily Value Add Fund, LP (the “Fund”). Subject to certain exceptions, the Fund will be our primary vehicle through which we will acquire fully developed multifamily properties, subject to certain exceptions, until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested. As of June 30, 2008, the Fund had one institutional investor, and, together with us, had combined partner equity commitments of $187.5 million. We expect the final closing of the Fund to occur during 2008, although there can be no assurances as to the timing of such closing, the size, or the investment performance of the Fund. The Fund is further discussed in Note 11, “Commitments and Contingencies.”

The following table summarizes balance sheet financial data of the significant unconsolidated joint venture in which we had an ownership interest as of June 30, 2008 and December 31, 2007 (dollars in millions):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007

G&I V	$232.2	$234.7	$169.0	$169.0	$60.3	$63.6
The following table summarizes income statement financial data of the significant unconsolidated joint venture in which we had an ownership interest for the six months ended June 30, 2008 and 2007 (dollars in millions):

	Total Revenues		Net Income		Equity in Income (1)
	2008	2007	2008	2007	2008	2007

G&I V	$15.0	$14.4	$0.1	$(2.7)	$0.3	$0.1

(1)	Equity in Income excludes our ownership interest in transactions with this joint venture.
5. Notes Receivable
Affiliates. We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 4, “Investment in Joint Ventures.” As of June 30, 2008 and December 31, 2007, the balance of “Notes receivable — affiliates” totaled $53.8 million and $50.4 million, respectively. The notes outstanding as of June 30, 2008 accrue interest at rates ranging from (i) the London Interbank Offered Rate (“LIBOR”) plus 3%, to (ii) 14%, per annum, and mature through 2010. In addition, we eliminate the interest and other income to the extent of our percentage ownership in the joint ventures.
Other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of June 30, 2008, we had an $8.7 million secured note receivable due from an unrelated third party. This note, which matures in December 2009, accrues interest at LIBOR plus 2%, which is recognized as earned.

6. Notes Payable
The following is a summary of our indebtedness:

	June 30,	December 31,
(in millions)	2008	2007
Commercial Banks
Unsecured line of credit and short-term borrowings	$278.0	$115.0
$500 million term loan, due 2012	500.0	500.0

	778.0	615.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	100.0	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	100.0	100.0
$150.0 million 7.69% Notes, due 2011	149.8	149.7
$200.0 million 5.93% Notes, due 2012	199.5	199.5
$200.0 million 5.45% Notes, due 2013	199.3	199.2
$250.0 million 5.08% Notes, due 2015	248.8	248.8
$300.0 million 5.75% Notes, due 2017	271.4	299.0

	1,518.7	1,546.0

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	25.5	25.9
$10.0 million 4.90% Notes, due 2010	10.7	10.9
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	37.6	38.0

	103.3	104.3

Total unsecured notes payable	2,400.0	2,265.3

Secured notes
4.55% - 8.50% Conventional Mortgage Notes, due 2008 - 2014	482.2	498.8
2.50% - 2.62% Tax-exempt Mortgage Notes, due 2025 - 2028, including $14.0 million related to property held for sale as of June 30, 2008	57.1	57.6
7.29% Tax-exempt Mortgage Note due 2025	—	6.4

	539.3	562.8

Total notes payable	$2,939.3	$2,828.1

Floating rate debt included in commercial bank indebtedness (2.76% - 3.20%)	$278.0	$115.0
Floating rate tax-exempt debt included in secured notes (2.50% - 2.62%)	$57.1	$57.6
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2008, we had outstanding letters of credit totaling $12.4 million, and had $309.6 million available under our unsecured line of credit.
At June 30, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.0% and 5.5%, respectively.
During the second quarter of 2008, we repurchased and retired $27.8 million of the principal amount of our $300 million, 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $25.2 million.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 4.3 years at June 30, 2008. Scheduled repayments on outstanding debt, including our line of credit, and the weighted average interest rate on maturing debt at June 30, 2008 are as follows:

(in millions)		Weighted Average
Year	Amount	Interest Rate
2008	$182.7	4.6%
2009	197.9	5.0
2010	730.5	4.3
2011	248.1	6.6
2012	772.2	5.4
2013 and thereafter	808.0	5.3

Total	$2,939.4	5.1%

7. Derivative Instruments and Hedging Activities
We have entered into an interest rate swap agreement to reduce the impact of interest rate fluctuations on our variable rate debt. We have not entered into any interest rate hedge agreements for our fixed-rate debt and do not enter into derivative transactions for trading or other speculative purposes. The following table summarizes our interest rate swap agreement at June 30, 2008 (dollars in millions):

Notional balance	$500
Interest rate	5.24	%*
Maturity date	10/4/2012
Estimated liability fair value	$16.0

*	includes our interest rate spread of 0.5%
We have determined our interest rate swap agreement qualifies as an effective cash flow hedge under SFAS 133, resulting in our recording the effective portion of cumulative changes in the fair value of the interest rate swap agreement in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the interest rate swap agreement to its fair value, we recorded unrealized gains in other comprehensive income of approximately $18.3 million and $0.2 million during the three and six months ended June 30, 2008, respectively. These amounts will be reclassified into interest expense in conjunction with the periodic adjustment of the floating rates on the variable rate debt above. The amounts reclassified into earnings for the three and six months ended June 30, 2008 resulted in an increase in interest expense of approximately $2.7 million and $4.0 million, respectively, whereas the estimated amount included in accumulated other comprehensive loss as of June 30, 2008, expected to be reclassified into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period, is a charge to interest expense of approximately $8.8 million.
We measure, both at inception and on an on-going basis, the effectiveness of the qualifying cash flow hedge. During the six months ended June 30, 2008, we recorded no other expense for hedge ineffectiveness, and we do not anticipate a material effect in the future. The fair value of the interest rate swap agreement is included in other liabilities.
Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions which have an AA or better credit rating by Standard & Poor’s Ratings Group. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
8. Related Party Transactions
We earn fees for property management, construction, development and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to $2.1 million and $4.5 million during the three and six months ended June 30, 2008, respectively, and $2.4 million and $4.8 million during the three and six months ended June 30, 2007, respectively. See further discussion of fees earned from joint ventures in Note 4, “Investments in Joint Ventures.”
In conjunction with our merger with Summit Properties, Inc., we acquired employee notes receivable from nine former employees of Summit totaling $3.9 million. At June 30, 2008, the notes receivable had an outstanding balance of $0.3 million. As of June 30, 2008, the employee notes receivable were 100% secured by Camden common shares.

9. Share-based Compensation
Share Awards. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we used actual forfeiture history. At June 30, 2008, the unamortized value of previously issued unvested share awards was $28.4 million.
Valuation Assumptions. The weighted average fair value of options granted in 2008 was $5.06. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2008 (no options were granted for the three months ended June 30, 2008):

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
Share-based Compensation Award Activity. The total intrinsic value of options exercised was $0.5 million during the six months ended June 30, 2008. As of June 30, 2008, there was approximately $2.0 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years.
The following table summarizes share options outstanding and exercisable at June 30, 2008:

	Outstanding Options		Exercisable Options		Remaining
Range of		Weighted		Weighted	Contractual
Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)

$24.88-$41.91	287,215	$35.36	287,215	$35.36	3.9
$42.90-$43.90	354,486	42.98	354,486	42.98	5.4
$44.00-$73.32	897,670	48.78	466,360	49.49	7.4

Total options	1,539,371	$44.94	1,108,061	$43.74	6.3

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the six months ended June 30, 2008:

		Weighted
		Average
	Options /	Exercise /
	Share Awards	Grant
	Outstanding	Price
Balance at January 1, 2008	3,507,947	$40.38
Options
Granted	444,264	48.02
Exercised	(42,106)	38.30
Forfeited	(12,954)	48.02

Net Options	389,204

Share Awards
Granted	263,574	48.24
Forfeited	(20,225)	58.78

Net Restricted Shares	243,349

Balance at June 30, 2008	4,140,500	$41.29

Vested share awards at June 30, 2008	1,985,556	$36.12
The weighted average remaining contractual term of outstanding options under the share incentive plans is 6.3 years. The aggregate intrinsic value of all outstanding share awards, based on the closing price of our common shares on June 30, 2008 of $44.26 per share, is $12.3 million.
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Six Months
	Ended June 30,
(in thousands)	2008	2007

Decrease (increase) in assets:
Other assets, net	$1,931	$(2,376)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(16,965)	(10,410)
Accrued real estate taxes	5,849	6,356
Other liabilities	(2,532)	(1,990)

Change in operating accounts	$(11,717)	$(8,420)

11. Commitments and Contingencies
Construction Contracts. As of June 30, 2008, we were obligated for approximately $17.9 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
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
We are subject to various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements

Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding, and neither party is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the purchase and sale of real property and resulting contracts generally contemplate such contracts will provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.
We are currently in the due diligence period for certain acquisitions and dispositions and other various transactions. No assurance can be made we will be able to complete the negotiations or become satisfied with the outcome of the due diligence or otherwise complete the proposed transactions.
Lease Commitments. At June 30, 2008, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2008, respectively, and totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively. Minimum annual rental commitments for the remainder of 2008 are $1.3 million, and for the years ending December 31, 2009 through 2012 are $2.3 million, $2.3 million, $2.2 million and $1.8 million, respectively, and $5.1 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
We have formed the Fund, a discretionary investment vehicle to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which we will contribute to the Fund for development. The Fund will serve until the earlier of (i) four years from the date of the final closing of the Fund or (ii) such time as 90% of the Fund’s committed capital is invested, as the exclusive vehicle through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Fund, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor and transactions approved by the Fund’s advisory board. The Fund will not restrict our development activities and will terminate after a term of eight years from the final closing, subject to two one-year extensions. We are currently targeting acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. One of our wholly-owned subsidiaries is the general partner of the Fund, and we have committed 20% of the total equity of the Fund, up to $60 million. We have received commitments from an unaffiliated investor of $150 million as of June 30, 2008. We expect the final closing of the Fund to occur during 2008. There can be no assurance as to the timing of such closing, the size or investment performance of the fund.

In April 2008, we formed a co-investment limited partnership (the “Co-Investment Vehicle”) to invest for its own account or alongside the Fund in one or more investments of the Fund. The terms of the Co-Investment Vehicle are substantially similar to those described above with respect to the Fund. We have received commitments to the Co-Investment Vehicle from an unaffiliated investor of $150 million.
Employment Agreements. At June 30, 2008, we had employment agreements with five of our senior officers, the terms of which expire at various times through August 20, 2009. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of three of the agreements, the severance payment equals one times the respective current salary base in the case of termination without cause and 2.99 times the respective average annual compensation over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax. Historically, we have incurred only state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state and local income taxes. We have provided for income, franchise and margin taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008 primarily for state and local taxes associated with property dispositions, entity level taxes on certain ventures and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We adopted FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” as of January 1, 2007. If various tax positions related to certain real estate dispositions were not sustained upon examination, we would have been required to pay a deficiency dividend and associated interest for prior years. Accordingly, we decreased distributions in excess of net income as of January 1, 2007, for the adoption of FIN 48 by approximately $2.5 million, and recorded interest expense of approximately $0.6 million for the six months ended June 30, 2007 for the interest related to the deficiency dividend for these transactions. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2008.
13. Property Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three and six months ended June 30, 2008 and 2007, income from discontinued operations included the results of operations for two operating properties, containing 834 apartment homes, classified as held for sale and the results of operations of three operating properties sold in 2008 through its sale date. For the three and six months ended June 30, 2007, income from discontinued operations also included the results of operations of ten operating properties sold during 2007. As of June 30, 2008, the two operating properties held for sale had an approximate net book value of $26.7 million.
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30		Ended June 30
(in thousands)	2008	2007	2008	2007
Property revenues	$2,280	$8,166	$4,830	$16,559
Property expenses	1,207	4,015	2,521	8,009

	$1,073	$4,151	$2,309	$8,550
Interest	85	155	195	303
Depreciation and amortization	325	1,196	826	2,800

Income from discontinued operations	$663	$2,800	$1,288	$5,447

During the six months ended June 30, 2008, we recognized a gain of $14.7 million from the sale of the three operating properties, containing a combined 403 apartment homes, to unaffiliated third parties. The sales generated total proceeds of approximately $23.8 million.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassified the operating expenses associated with these assets to discontinued operations. At June 30, 2008, we had undeveloped land parcels classified as held for sale as follows:

($ in millions)

Location	Acres	Net Book Value

Southeast Florida	2.2	$7.3
Dallas	2.4	1.8

Total land held for sale		$9.1

Partial Sales to the Fund. On March 6, 2008, we sold Camden Amber Oaks, a development community in Austin, Texas to the Fund for $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested $1.9 million in the Fund; we have a 20% ownership interest in the Fund.
14. Fair Value Disclosures
As of January 1, 2008 we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Deferred compensation plan investments	$66.4	$—	$—	$66.4
Liabilities
Deferred compensation plan obligations	$66.4	$—	$—	$66.4
Derivative financial instruments	$—	$16.0	$—	$16.0
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

Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Deferred compensation plan investments are recorded in other assets and our deferred compensation plan obligations are recorded in other liabilities.
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We use interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with floating rate debt. Through June 30, 2008, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
15. Third-party Construction Services
At June 30, 2008, we were under contract on third-party construction projects ranging from $2.0 million to $9.0 million. We earn fees on these projects ranging from 4.0% to 6.5% of the total contracted construction cost, which we recognize as earned. Fees earned from third-party construction projects totaled $0.1 and $0.2 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and are included in “Fee and asset management income” in our condensed consolidated statements of income and comprehensive income. We recorded warranty and repair related costs on third-party construction projects of $0.1 for both the three and six months ended June 30, 2008, and $0.7 million for the six months ended June 30, 2007, for costs relating to the first quarter of 2007. These costs are first applied against revenues earned on each project and any excess is included in “Fee and asset management expenses” in our condensed consolidated statements of income and comprehensive income.
16. Subsequent Events
In July 2008, we sold Camden Lakeview, a community which contains 476 apartment homes, located in Irving, Texas, Camden Arbors, a community which contains 358 apartment homes, located in Westminster, Colorado, Camden Woodview, a community which contains 283 apartment homes, located in Austin, Texas, and Camden Briar Oaks, a community which contains 430 apartment homes, located in Austin, Texas, for total gross proceeds of approximately $95.0 million. Each sale was in excess of the carrying values. Camden Woodview and Camden Briar Oaks remained in operating properties and were not reclassified to assets held for sale as of June 30, 2008 because the terms and conditions of the contracts were still under negotiation and sufficient evidence did not exist to reclassify these properties.
In July 2008, we purchased a 30% limited partnership interest in a joint venture to which we contributed $1.1 million in cash. The remaining 70% interest is owned by an unaffiliated third party who contributed $2.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties and other factors beyond our control and could differ materially from our actual results and performance.
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Insufficient cash flows could affect our ability to make required payments for debt obligations or pay distributions to shareholders and create refinancing risk;
•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;
•	We have significant debt; which could have important adverse consequences;
•	Volatility in debt markets could adversely impact future acquisitions and values of real estate assets;
•	Various changes could adversely impact the market price of our common shares;
•	Development and construction risks could impact our profitability;
•	Our property acquisition strategy may not produce the cash flows expected;
•	Difficulties of selling real estate could limit our flexibility;
•	Variable rate debt is subject to interest rate risk;
•	Issuances of additional debt or equity may adversely impact our financial condition;
•	Losses from catastrophes may exceed our insurance coverage;
•	Potential liability for environmental contamination could result in substantial costs;
•	Tax matters, including failure to qualify as a real estate investment trust (“REIT”) could have adverse consequences;
•	Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor;
•	We face risks associated with investment in and management of discretionary funds;
•	Our dependence on our key personnel;
•	We may incur losses on interest rate hedging arrangements;
•	Competition could limit our ability to lease apartments or increase or maintain rental income; and
•	Changes in laws and litigation risks could affect our business.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and Camden’s consolidated subsidiaries and partnerships, collectively.

Executive Summary
Based on our results for the six months ended June 30, 2008 and the projected economic conditions, we expect moderating growth during the remainder of 2008. Economic factors affecting our revenue include declining job growth and continued population growth and household formations in the markets in which we operate, as well as declining fundamentals in the for-sale single-family housing market. The multifamily market has been impacted by a slowdown in the overall United States economy and housing market. Negative sentiment currently surrounding single-family housing could have a positive impact on multifamily demand, as more potential home buyers choose to rent and existing renters extend their stays in apartment homes. However, high inventories of unsold single-family homes in select markets could cause further declines in home prices, making home buying a more attractive option for some renters or resulting in additional single-family homes becoming rental units.
We intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. During its term, which will end eight years from the final closing, subject to two one-year extensions, the Fund and the Co-Investment Vehicle will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions. We expect market concentration risk to be mitigated as our property operations are not centralized in any one market and our portfolio of apartment communities are geographically diverse. We also intend to continue focusing on our development pipeline with approximately $2.0 billion to $2.5 billion in our current and future development pipelines. Total projected capital costs and the commencement of future developments may be impacted by increasing construction costs and other factors.
The credit markets in the United States continue to experience significant liquidity disruptions which could cause the spreads on prospective debt financings to widen considerably and make it more difficult to borrow money. These circumstances could continue to materially impact liquidity in the debt markets, make financing terms for us less attractive, and result in the unavailability of debt financing at favorable terms. We could be negatively impacted by the condition of or the credit market’s perception of the condition of Fannie Mae or Freddie Mac, who guaranty and provide liquidity to many multifamily companies. Uncertainty in the credit markets could significantly impact our ability to make acquisitions, continue our development pipeline, or make it more difficult for us to dispose of properties. Prospective buyers of our properties may also experience difficulty in obtaining debt financing. Disruptions in the financial markets may also have other, unknown, adverse effects on us or the overall economy.
During the remainder of 2008, approximately $177.2 million of secured mortgage notes are scheduled to mature, and approximately $27.5 million remains to be funded for our current development projects in various stages of construction. As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the remainder of fiscal year 2008.

Property Portfolio
Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	June 30, 2008		December 31, 2007
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,064	30
Dallas, Texas	7,037	17	7,225	18
Houston, Texas	6,346	15	6,346	15
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	5,194	15	4,525	13
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,611	8	2,778	9
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,529	8	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,191	5	2,191	5
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,612	182	63,085	182

Properties Under Development
Washington, D.C. Metro	874	2	1,543	4
Houston, Texas	733	3	733	3
Austin, Texas	556	2	556	2
Los Angeles/Orange County, California	290	1	290	1
Orlando, Florida	—	—	261	1

Total Properties Under Development	2,453	8	3,383	11

Total Properties	66,065	190	66,468	193

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,946	6	1,946	6
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	348	1	—	—
Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	12,565	42	12,217	41

Total Properties Owned 100%	53,500	148	54,251	152

(1)	Refer to Note 4, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the six months ended June 30, 2008, stabilization was achieved at three recently completed properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Old Creek
San Marcos, CA	350	1Q07	1Q08
Camden Monument Place
Fairfax, VA	368	4Q07	2Q08
Camden Plaza — joint venture
Houston, TX	271	3Q07	2Q08
Discontinued Operations and Assets Held for Sale
We intend to maintain a strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of June 30, 2008. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain on the disposal of the held for sale properties is also classified as discontinued operations.
We reclassified one property previously included in discontinued operations to continuing operations during the three months ended June 30, 2008 as management made the decision not to sell this asset. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications. Additionally, we recorded a depreciation charge of approximately $0.6 million during the three months ended June 30, 2008 on these assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
In July 2008, we sold Camden Lakeview, a community which contains 476 apartment homes, located in Irving, Texas, Camden Arbors, a community which contains 358 apartment homes, located in Westminster, Colorado, Camden Woodview, a community which contains 283 apartment homes, located in Austin, Texas, and Camden Briar Oaks, a community which contains 430 apartment homes, located in Austin, Texas, for total proceeds of $95.0 million. Each sale was in excess of the carrying values.
Camden Woodview and Camden Briar Oaks remained in operating properties and were not reclassified to assets held for sale as of June 30, 2008 because the terms and conditions of the contracts were still under negotiation and sufficient evidence did not exist to reclassify these properties.

A summary of our 2008 dispositions and properties held for sale as of June 30, 2008, is as follows:

($ in millions)	Number of
	Apartment	Date of	Year	Net Book
Property and Location	Homes	Disposition	Built	Value (1)

Dispositions
Camden Ridgeview
Austin, TX	167	1Q08	1984	$—
Camden Towne Village
Mesquite, TX	188	2Q08	1983	—
Oasis Sands
Las Vegas, NV	48	2Q08	1994	$—

Held for Sale
Camden Arbors
Westminster, CO	358	n/a	1986	$18.6
Camden Lakeview
Irving, TX	476	n/a	1985	$8.1

Total apartment homes sold and held for sale	1,237

(1)	Net Book Value is land and buildings and improvements less the related accumulated depreciation as of June 30, 2008.
During the six months ended June 30, 2008, we recognized a gain of $14.7 million from the sale of the three operating properties noted above, containing a combined 403 apartment homes, to unaffiliated third parties. These sales generated total net proceeds of approximately $23.8 million.
At June 30, 2008, we had several undeveloped land parcels classified as held for sale as follows:

($ in millions)

Location	Acres	Net Book Value

Southeast Florida	2.2	$7.3
Dallas	2.4	1.8

Total land held for sale		$9.1

Development and Lease-Up Properties
At June 30, 2008, we had five completed properties in lease-up as follows:

($ in millions)	Number of		% Leased		Estimated
	Apartment	Cost	at	Date of	Date of
Property and Location	Homes	Incurred	7/27/08	Completion	Stabilization

Consolidated
Camden Royal Oaks
Houston, TX	236	$21.0	94%	3Q06	4Q08
Camden City Centre
Houston, TX	379	51.6	93%	4Q07	3Q08
Camden Potomac Yard
Arlington, VA	378	104.2	63%	2Q08	1Q09
Camden Orange Court
Orlando, FL	261	45.1	44%	2Q08	1Q09
Camden Summerfield
Landover, MD	291	62.0	57%	2Q08	1Q09

Total — consolidated	1,545	$283.9

At June 30, 2008, we had several properties in various stages of construction as follows:

				Included in
($ in millions)	Number of			Properties	Estimated	Estimated
	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Consolidated:
Camden Cedar Hills
Austin, TX	208	$27.0	$21.0	$7.8	4Q08	1Q09
Camden Dulles Station
Oak Hill, VA	366	77.0	65.1	33.3	1Q09	3Q09
Camden Whispering Oaks
Houston, TX	274	30.0	20.4	11.8	1Q09	3Q09

Total — consolidated	848	$134.0	$106.5	$52.9

Our consolidated balance sheet at June 30, 2008 included $333.4 million related to projects in our development pipeline. Of this amount, $52.9 million related to our projects currently under development. Additionally, at June 30, 2008, we had $280.5 million invested in land held for future development, which included $204.0 million related to projects we expect to begin constructing during the next 18 months. We also had $76.3 million invested in land tracts adjacent to recently completed and current development projects, which we may utilize to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.
At June 30, 2008, we had investments in joint ventures which were developing the following multi-family communities:

($ in millions)	Number of		Total
	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Camden Main & Jamboree (1)
Irvine, CA	290	$115.0	$110.4
Camden College Park (1)
College Park, MD	508	139.9	124.6
Braeswood Place (2)
Houston, TX	340	48.6	28.5
Belle Meade (2)
Houston, TX	119	33.2	14.8
Camden Amber Oaks
Austin, TX	348	40.0	16.3

Total (3)	1,605	$376.7	$294.6

(1)	Properties in lease-up as of June 30, 2008.

(2)	Properties being developed by joint venture partner.

(3)	Refer to Note 4, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
Average monthly property revenue per apartment home	$1,042	$1,011	$1,032	$1,005
Annualized total property expenses per apartment home	$4,690	$4,471	$4,641	$4,443
Weighted average number of operating apartment homes owned 100%	50,919	49,375	50,750	49,091
Weighted average occupancy of operating apartment homes owned 100%	93.9%	94.1%	93.6%	94.4%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2008 as compared to the same periods in 2007:

	Apartment	Three Months				Six Months
	Homes	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	At 6/30/08	2008	2007	$	%	2008	2007	$	%
Property revenues
Same store communities	42,166	$128,898	$126,835	$2,063	1.6%	$255,464	$251,692	$3,772	1.5%
Non-same store communities	8,107	26,024	21,410	4,614	21.6	51,355	41,242	10,113	24.5
Development and lease-up communities	2,393	3,045	412	2,633	*	4,947	677	4,270	*
Dispositions/other	—	1,149	1,130	19	1.7	2,364	2,265	99	4.4

Total property revenues	52,666	$159,116	$149,787	$9,329	6.2%	$314,130	$295,876	$18,254	6.2%

Property expenses
Same store communities	42,166	$47,652	$46,256	$1,396	3.0%	$94,314	$92,209	$2,105	2.3%
Non-same store communities	8,107	9,465	8,000	1,465	18.3	18,677	14,942	3,735	25.0
Development and lease-up communities	2,393	2,319	435	1,884	*	3,943	791	3,152	*
Dispositions/other	—	265	494	(229)	(46.4)	837	1,118	(281)	(25.1)

Total property expenses	52,666	$59,701	$55,185	$4,516	8.2%	$117,771	$109,060	$8,711	8.0%

*	Not a meaningful percentage

Same store communities are communities we owned and were stabilized as of January 1, 2007. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2007. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2007.

Same store analysis
Same store property revenues for the three months ended June 30, 2008 increased $2.1 million, or 1.6%, from the same period in 2007 resulting primarily from increases in other property revenue, partially offset by a slight decline in average occupancy. Same store property revenues for the six months ended June 30, 2008 increased $3.8 million, or 1.5%, from the same period in 2007 resulting primarily from higher rental income per apartment home and increases in other property income, partially offset by a decline in average occupancy of 0.5%. Other property revenue increased primarily due to our implementation of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs.
Property expenses from our same store communities increased $1.4 million, or 3.0%, for the three months ended June 30, 2008 as compared to the same period in 2007. The increases in same store property expenses were primarily due to increases in expenses for utilities, primarily due to the implementation of utility rebilling programs discussed above, repairs and maintenance, and real estate taxes offset by a decline in property insurance expense. These four expense categories represent an aggregate of approximately 71% of total property expenses for the three months ended June 30, 2008.
Property expenses from our same store communities increased $2.1 million, or 2.3%, for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in same store property expenses were primarily due to increases in expenses for utilities and real estate taxes offset by decreases in repair and maintenance and property insurance expenses. These four expense categories represent an aggregate of approximately 69% of total property expenses for the six months ended June 30, 2008.
Non-same store analysis
Property revenues from non-same store, development and lease-up communities increased $7.2 million and $14.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increases during the periods were primarily due to the completion and lease-up of properties in our development pipeline. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store, development and lease-up communities increased $3.3 million and $6.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase in expenses during each period was primarily due to the completion and lease-up of properties in our development pipeline.

Non-property income

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Fee and asset management	$2,131	$2,420	$(289)	(11.9)%	$4,543	$4,806	$(263)	(5.47)%
Interest and other income	1,092	1,810	(718)	(39.7)	2,425	3,372	(947)	(28.1)
Income (loss) on deferred compensation plans	(639)	4,835	(5,474)	(113.2)	(9,180)	7,141	(16,321)	*

	$2,584	$9,065	$(6,481)	(71.5)%	$(2,212)	$15,319	$(17,531)	(114.4)%

*	Not a meaningful percentage
Fee and asset management income decreased $0.3 million for both the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease was primarily related to a decline in third-party construction and development fees, partially offset by an increase in management fees related to the Fund.
Interest and other income decreased $0.7 million and $0.9 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Other income, which represents income recognized from contract disputes and other miscellaneous items, decreased $0.6 million and $0.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.
Income (loss) on deferred compensation plans decreased $5.5 million and $16.3 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Losses during the three and six months ended June 30, 2008 primarily related to the performance of the investments held in deferred compensation plans for participants.
Other expenses

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Property management	$5,281	$4,800	$481	10.0%	$10,181	$9,528	$653	6.9%
Fee and asset management	1,696	811	885	109.1	3,421	2,431	990	40.7
General and administrative	8,414	7,912	502	6.3	16,374	15,966	408	2.6
Interest	33,378	29,243	4,135	14.1	66,044	57,003	9,041	15.9
Depreciation and amortization	43,983	38,905	5,078	13.1	86,288	77,627	8,661	11.2
Amortization of deferred financing costs	592	901	(309)	(34.3)	1,329	1,812	(483)	(26.7)
Expense (benefit) on deferred compensation plans	(639)	4,835	(5,474)	(113.2)	(9,180)	7,141	(16,321)	*

Total other expenses	$92,705	$87,407	$5,298	6.1%	$174,457	$171,508	$2,949	1.7%

*	Not a meaningful percentage
Property management expense, which represents regional supervision and accounting costs related to property operations, increased $0.5 million and $0.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase was primarily due to salaries and benefits expense. Property management expenses were 3.3% and 3.2% of total property revenues for the three and six months ended June 30, 2008, respectively, and 3.2% for both the three and six months ended June 30, 2007.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased $0.9 million and $1.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to increases in costs related to management of the Fund, offset by decreased expenses related to third party construction projects.
General and administrative expense increased $0.5 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to increased expenses associated with the abandonment of potential acquisitions as compared to the prior periods. General and administrative expenses were 5.2% and 5.1% of total revenues, excluding income or loss on deferred compensation plans, for the three and six months ended June 30, 2008, respectively, and 5.1% and 5.3% for the three and six months ended June 30, 2007, respectively.

Interest expense for the three and six months ended June 30, 2008 increased $4.1 million and $9.0 million, respectively, as compared to the same periods in 2007. This was primarily due to the increased debt outstanding to fund our acquisitions and completion of units in our development pipeline exceeded property dispositions over the past year, and to fund common share repurchases. Interest expense also increased due to a decrease of $1.1 million and $0.9 million of capitalized interest during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.
Depreciation and amortization increased $5.1 million and $8.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to depreciation on new development and capital improvements placed in service and assets acquired during the preceding year.
Expense (benefit) on deferred compensation plans decreased $5.5 million and $16.3 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This decrease primarily related to the performance of the investments held in deferred compensation plans for participants.

Other	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%
Gain on sale of properties, including land	$—	$—	$—	—%	$1,106	$—	$1,106	100.0%
Gain on early retirement of debt	2,298	—	2,298	100.0	2,298	—	2,298	100.0
Equity in income (loss) of joint ventures	(474)	484	(958)	*	(521)	1,219	(1,740)	(142.7)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—	(3,500)	(3,500)	—	—
Income allocated to common units and other minority interests	(1,126)	(1,343)	217	16.2	(2,395)	(2,130)	(265)	(12.4)
Income tax expense — current	(160)	(316)	156	49.4	(433)	(2,221)	1,788	80.5
*      Not a meaningful percentage
Gain on sale of properties, including land totaled $1.1 million for the six months ended June 30, 2008, due to the sale of properties, including land, in Las Vegas, Nevada adjacent to our regional office.
Gain on early retirement of debt was $2.3 million for both the three and six months ended June 30, 2008, due to the debt repurchases and retirements made during the second quarter of 2008. During the second quarter of 2008, we repurchased and retired $27.8 million of the principal amount of our $300 million, 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $25.2 million.
Equity in income (loss) of joint ventures decreased $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. During the latter part of 2007, certain of our development joint ventures completed construction resulting in depreciation and interest expense recorded during the three and six months ended June 30, 2008 exceeding net operating income recognized as these properties have not reached stabilization. The decrease is also a result of increased expenses of approximately $0.4 million associated with the abandonment of potential acquisitions as compared to prior periods.
During the six months ended June 30, 2008, we incurred entity level taxes for our taxable operating partnership and other state and local taxes totaling $0.4 million, as compared to $2.2 million for the same period in 2007. The higher taxes in 2007 primarily related to state tax laws which were effective during the previous year, which were not incurred in 2008. Income tax expense decreased $1.8 million for the six months ended June 30, 2008 as compared to 2007, primarily attributable to a $1.6 million decrease in state taxes for our operating partnership due to state tax laws which were effective during the previous year, which were not incurred in 2008. Income tax expense for the six months ended June 30, 2008 is primarily comprised of state margin taxes.
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

We believe in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.
Reconciliations of net income to diluted FFO for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007
Funds from operations
Net income	$17,294	$42,592	$32,209	$55,629
Real estate depreciation, including discontinued operations	43,409	39,404	85,347	79,010
Adjustments for unconsolidated joint ventures	1,715	1,225	3,254	2,311
Gain on sale of properties, including discontinued operations, net of taxes	(8,554)	(30,976)	(15,772)	(29,792)
Income allocated to common units, including discontinued operations	1,004	5,567	2,160	6,573

Funds from operations — diluted	$54,868	$57,812	$107,198	$113,731

Weighted average shares — basic	55,351	58,894	$55,158	$58,854
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	174	527	163	599
Common units	3,087	3,493	3,257	3,514

Weighted average shares — diluted	58,612	62,914	58,578	62,967

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
Our interest expense coverage ratio, net of capitalized interest, was 2.6 and 3.0 times for the three months ended June 30, 2008 and 2007, respectively, and 2.7 and 3.1 times for the six months ended June 30, 2008 and 2007, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, gain on early retirement of debt, equity in income of joint ventures, and minority interests, depreciation, amortization, interest expense and income from discontinued operations. At June 30, 2008 and 2007, 82.9% and 81.3%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 4.3 years at June 30, 2008.
As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the remainder of fiscal year 2008 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	repurchase of common equity securities;
•	initial funding of property developments, acquisitions and notes receivable; and
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During the remainder of 2008, approximately $177.2 million of secured mortgage notes are scheduled to mature. Additionally, as of June 30, 2008, we had several current development projects in various stages of construction, for which a total estimated cost of $27.5 million remained to be funded. We intend to meet our long-term liquidity requirements through the use of debt and equity offerings under our automatic shelf registration statement, draws on our unsecured credit facility, property dispositions, and secured mortgage notes.
In June 2008, we announced our Board of Trust Managers had declared a dividend distribution of $0.70 per share to holders of record as of June 30, 2008 of our common shares. The dividend was subsequently paid on July 17, 2008. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.80 per share or unit.
In January 2008, our Board of Trust Managers approved an increase in the April 2007 plan for the purchase of our common equity securities through open market purchases, block purchases and privately negotiated transactions from $250 million to $500 million. Under this program, we repurchased 4.3 million shares for a total of $230.1 million from April 2007 through June 30, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.9 million.
Net cash provided by operating activities was $99.2 million during the six months ended June 30, 2008 as compared to $110.4 million for the same period in 2007. The decrease in operating cash flow was negatively impacted by changes in operating accounts, primarily accounts payable and accrued liabilities, due to timing of payments between periods, and higher interest expenses.
Cash flows used in investing activities during the six months ended June 30, 2008 totaled $102.1 million, as compared to $299.9 million during the six months ended June 30, 2007. Cash outflows for property development and capital improvements were $127.5 million during the six months ended June 30, 2008 as compared to $314.4 million for the same period in 2007. Cash outflows for investments in joint ventures were $10.4 million during the six months ended June 30, 2008 as compared to $5.4 million for the same period in 2007. Proceeds received from sales of properties, sales of assets to joint ventures and joint venture distributions representing returns of investments totaled $34.7 million during the six months ended June 30, 2008 as compared to $50.5 million for the same period in 2007. Net proceeds received from mezzanine loan activity totaled $2.4 million during the six months ended June 30, 2008 as compared to net outflows of $3.1 million for the same period in 2007.
Net cash provided by financing activities totaled $3.2 million for the six months ended June 30, 2008, primarily as a result of increases in balances outstanding under our line of credit of $163.0 million, offset by $46.3 million of repayments on notes payable, $30.0 million of common share repurchases, and distributions paid to shareholders and minority interest holders of $85.9 million. Net cash provided by financing activities totaled $191.5 million for the six months ended June 30, 2007, primarily as a result of increases in balances outstanding under our line of credit of $158.0 million, in addition to net proceeds from notes payable of $141.9 million, offset by distributions paid to shareholders and minority interest holders of $88.2 million, and our repurchase of $20.1 million of common equity securities.
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At June 30, 2008, we had outstanding letters of credit totaling $12.4 million, and had $309.6 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, we from time to time borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

At June 30, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 3.0% and 5.5%, respectively.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of June 30, 2008, we had 65,974,045 common shares and no preferred shares outstanding.
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
Principles of Consolidation. Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries and joint ventures over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities” (as revised), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation using American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Accounting Research Bulletin 51, “Consolidated Financial Statements.” If we are the general partner in a limited partnership, we also consider the guidance of Emerging Issues Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” to assess whether any rights held by the limited partners overcome the presumption of control by us.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $4.3 million and $9.6 million for the three and six months ended June 30, 2008, respectively, and $5.4 million and $10.5 million for the three and six months ended June 30, 2007, respectively. Capitalized real estate taxes were $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively, and $1.2 million and $1.9 million for the three and six months ended June 30, 2007, respectively.
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
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the financial instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of June 30, 2008, we had $500 million in variable rate debt subject to cash flow hedges. See Note 7, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss in the Condensed Consolidated Statements of Income and Comprehensive Income, reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings, and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the type and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
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

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities and this adoption did not have a material effect on our consolidated results of operations or financial position. We are currently evaluating what impact, if any, FSP 157-2 will have on our financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of SFAS 141R will have on our financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to non-controlling interest their share of losses even if such treatment results in a deficit in non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of SFAS 160 will have on our financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flow. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating what impact, if any, our adoption of SFAS 161 will have on our financial statements.

In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of FSP 03-6-1 will have on our financial statements.
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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
•	Disruptions in the Financial Markets Could Adversely Affect our Ability to Obtain Debt Financing and Impact our Acquisition and Disposition
The credit markets in the United States continue to experience significant liquidity disruptions which could cause the spreads on prospective debt financings to widen considerably and make it more difficult to borrow money. These circumstances could continue to materially impact liquidity in the debt markets, make financing terms for us less attractive, and result in the unavailability of debt financing at favorable terms. We could be negatively impacted by the condition of or the credit market’s perception of the condition of Fannie Mae or Freddie Mac, who guaranty and provide liquidity to many multifamily companies. Uncertainty in the credit markets could significantly impact our ability to make acquisitions, continue our development pipeline, or make it more difficult for us to dispose of properties. Prospective buyers of our properties may also experience difficulty in obtaining debt financing. Disruptions in the financial markets may also have other, unknown, adverse effects on us or the overall economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of our equity securities in the quarter ended June 30, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number of		as Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased Under
	Purchased	Paid per Share	Programs	the Program (1)

Month ended April 30, 2008	—	$—	—	$269,869,000
Month ended May 31, 2008	—	—	—	269,869,000
Month ended June 30, 2008	—	—	—	269,869,000
Total	—	$—	—

(1)
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases and privately negotiated transactions. In January 2008, our Board of Trust Managers approved the repurchase of up to an additional $250.0 million of our common equity securities.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 6, 2008, at which time, the shareholders elected all nine of the nominees for Trust Manager by the following vote:

			Broker
	Affirmative	Abstentions	Non-Voter
Richard J. Campo	46,212,945	486,798	—
D. Keith Oden	46,039,589	660,154	—
F. Gardner Parker	45,812,880	886,864	—
William R. Cooper	46,504,973	194,770	—
William B. McGuire, Jr.	41,263,108	5,436,635	—
William F. Paulsen	41,266,975	5,432,768	—
Scott S. Ingraham	46,519,855	179,888	—
Steven A. Webster	26,178,763	20,520,980	—
Lewis A. Levey	46,510,054	189,689	—
The shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2008 by the following vote:

			Broker
Affirmative	Negative	Abstentions	Non-Voter
46,597,937	53,547	48,257	—
Item 5. Other Information
None
Item 6. Exhibits
(a)	Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 1, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 1, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher Michael P. Gallagher	August 1, 2008 Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 1, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 1, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.