Form 10-Q
period 2008-09-30
CAMDEN PROPERTY TRUST
filed 2008-10-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October  29, 2008, there were 53,260,105 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands)	2008	2007
ASSETS
Real estate assets, at cost
Land	$745,085	$730,548
Buildings and improvements	4,442,067	4,316,472

	5,187,152	5,047,020
Accumulated depreciation	(952,883)	(868,074)

Net operating real estate assets	4,234,269	4,178,946
Properties under development, including land	323,300	446,664
Investments in joint ventures	15,663	8,466
Properties held for sale, including land	9,495	25,253

Total real estate assets	4,582,727	4,659,329

Accounts receivable — affiliates	36,868	35,940
Notes receivable
Affiliates	58,240	50,358
Other	8,710	11,565
Other assets, net	111,847	126,996
Cash and cash equivalents	29,517	897
Restricted cash	4,971	5,675

Total assets	$4,832,880	$4,890,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable
Unsecured	$2,096,285	$2,265,319
Secured	727,235	562,776
Accounts payable and accrued expenses	86,668	107,403
Accrued real estate taxes	40,664	24,943
Distributions payable	42,968	42,689
Other liabilities	124,915	136,365

Total liabilities	3,118,735	3,139,495

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	93,816	111,624
Other minority interests	8,438	10,403

Total minority interests	200,179	219,952

Shareholders’ equity
Common shares of beneficial interest	660	654
Additional paid-in capital	2,232,436	2,209,631
Distributions in excess of net income	(238,301)	(227,025)
Employee notes receivable	(298)	(1,950)
Treasury shares, at cost	(463,108)	(433,874)
Accumulated other comprehensive loss	(17,423)	(16,123)

Total shareholders’ equity	1,513,966	1,531,313

Total liabilities and shareholders’ equity	$4,832,880	$4,890,760

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Property revenues
Rental revenues	$140,062	$133,921	$413,070	$395,569
Other property revenues	20,524	17,000	56,928	46,793

Total property revenues	160,586	150,921	469,998	442,362

Property expenses
Property operating and maintenance	47,925	42,801	128,080	117,564
Real estate taxes	18,045	16,015	53,434	48,255

Total property expenses	65,970	58,816	181,514	165,819

Non-property income
Fee and asset management	2,350	1,765	6,893	6,571
Interest and other income	1,234	2,008	3,659	5,380
Income (loss) on deferred compensation plans	(10,550)	1,261	(19,730)	8,402

Total non-property income (loss)	(6,966)	5,034	(9,178)	20,353

Other expenses
Property management	5,007	4,448	15,188	13,976
Fee and asset management	1,198	971	4,619	3,402
General and administrative	7,513	8,110	23,887	24,076
Interest	32,838	27,599	98,697	84,403
Depreciation and amortization	44,086	41,444	129,349	118,077
Amortization of deferred financing costs	798	905	2,121	2,712
Expense (benefit) on deferred compensation plans	(10,550)	1,261	(19,730)	8,402

Total other expenses	80,890	84,738	254,131	255,048

Income from continuing operations before gain on sale of properties, gain on early retirement of debt, equity in income (loss) of joint ventures, minority interests and income taxes	6,760	12,401	25,175	41,848
Gain on sale of properties, including land	1,823	—	2,929	—
Gain on early retirement of debt	2,440	—	4,738	—
Equity in income (loss) of joint ventures	(261)	(147)	(782)	1,072
Income allocated to minority interests
Distributions on perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)
Income allocated to common units and other minority interests	(1,005)	(1,225)	(3,400)	(3,355)

Income from continuing operations before income taxes	8,007	9,279	23,410	34,315
Income tax expense — current	(83)	(353)	(516)	(2,574)

Income from continuing operations	7,924	8,926	22,894	31,741
Income from discontinued operations	150	3,145	2,713	9,772
Gain on sale of discontinued operations	65,599	—	80,275	30,976
Income from discontinued operations allocated to common units	—	(219)	—	(5,008)

Net income	$73,673	$11,852	$105,882	$67,481

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Earnings per share — basic
Income from continuing operations	$0.14	$0.15	$0.41	$0.54
Income from discontinued operations, including gain on sale	1.19	0.05	1.51	0.61

Net income	$1.33	$0.20	$1.92	$1.15

Earnings per share — diluted
Income from continuing operations	$0.14	$0.15	$0.41	$0.53
Income from discontinued operations, including gain on sale	1.18	0.05	1.48	0.60

Net income	$1.32	$0.20	$1.89	$1.13

Distributions declared per common share	$0.70	$0.69	$2.10	$2.07
Weighted average number of common shares outstanding	55,367	58,073	55,228	58,590
Weighted average number of common and common dilutive equivalent shares outstanding	56,008	58,993	55,889	59,634

Condensed Consolidated Statements of Comprehensive Income
Net income	$73,673	$11,852	$105,882	$67,481
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(1,570)	—	(1,402)	—
Gain on postretirement obligations	103	—	103	—

Comprehensive income	$72,206	$11,852	$$104,583	$67,481

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities
Net income	$105,882	$67,481
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization, including discontinued operations	126,461	122,867
Gain on sale of discontinued operations	(80,275)	(30,976)
Amortization of deferred financing costs	2,138	2,732
Equity in loss (income) of joint ventures	782	(1,072)
Distributions of income from joint ventures	3,813	3,977
Gain on sale of properties, including land	(2,929)	—
Gain on early retirement of debt	(4,738)	—
Income allocated to minority interests	8,650	8,363
Accretion of discount on unsecured notes payable	429	449
Share-based compensation	5,809	5,208
Interest notes receivable — affiliates	(3,093)	(4,281)
Net change in operating accounts	16,384	10,265

Net cash from operating activities	$179,313	$185,013

Cash flows from investing activities
Acquisition of operating properties	$—	$(83,031)
Development and capital improvements	(169,541)	(342,797)
Proceeds from sales of properties, including land and discontinued operations	123,490	48,679
Proceeds from partial sales of assets to joint ventures	52,509	—
Distributions of investments from joint ventures	955	2,463
Investment in joint ventures	(12,141)	(5,823)
Issuance of notes receivable — other	—	(8,710)
Payments received on notes receivable — other	2,855	1,000
Increase in notes receivable — affiliates	(3,486)	(2,491)
Earnest money deposits on potential transactions	—	(825)
Change in restricted cash	704	(1,183)
Other	(3,032)	(5,886)

Net cash from investing activities	$(7,687)	$(398,604)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2008	2007
Cash flows from financing activities
Net (decrease) increase in unsecured line of credit and short-term borrowings	$(115,000)	$342,000
Proceeds from notes payable	382,059	307,990
Repayment of notes payable	(248,517)	(217,223)
Distributions to shareholders and minority interests	(129,117)	(133,694)
Repurchase of common shares and units	(31,652)	(85,349)
Repayment of employee notes receivable	1,671	151
Net increase in accounts receivable — affiliates	(817)	(1,730)
Common share options exercised	1,717	3,611
Payment of deferred financing costs	(3,996)	(3,435)
Other	646	1,443

Net cash from financing activities	$(143,006)	$213,764

Net increase in cash and cash equivalents	$28,620	$173
Cash and cash equivalents, beginning of period	897	1,034

Cash and cash equivalents, end of period	$29,517	$1,207

Supplemental information
Cash paid for interest, net of interest capitalized	$97,408	$80,254
Cash paid for income taxes	1,613	2,570

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$42,965	$44,180
Decrease in liabilities associated with construction and capital expenditures	19,736	2,327
Debt disposed of through dispositions	14,010	—
Conversion of operating partnership units to common shares	13,198	11,638
Value of shares issued under benefit plans, net of cancellations	11,472	15,790
Minority interests issued in connection with real estate contribution	—	532
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2008, we owned interests in, operated, or were developing 186 multifamily properties comprising 64,329 apartment homes located in 13 states and the District of Columbia. We had 1,908 apartment homes under development at 7 of our multifamily properties, including 807 apartment homes at 3 multifamily properties owned through joint ventures, in addition to other sites we may develop into multifamily apartment communities.
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
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in our 2007 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. When impairment exists the long-lived asset is adjusted to its respective fair value. We consider projected future undiscounted cash flows, trends, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In determining fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we continually evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value we will record an impairment charge based on these evaluations.
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition, and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $4.0 million and $13.6 million for the three and nine months ended September 30, 2008, respectively, and $6.2 million and $16.7 million for the three and nine months ended September 30, 2007, respectively. Capitalized real estate taxes were $0.9 million and $3.2 million for the three and nine months ended September 30, 2008, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.
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
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the derivative instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss and is reclassified into earnings when the hedged item affects earnings. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. We use derivative instruments to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of September 30, 2008, we had $675 million in variable rate debt subject to cash flow hedges. In addition, we had a construction loan with a maximum principal amount of $33.1 million which includes a swap on 50% of the projected outstanding loan balance. The swap becomes effective November 2008. See Note 7, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management, and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 98% of our total consolidated revenues, excluding income or loss on deferred compensation plans, for both the three and nine months ended September 30, 2008, and 98% and 97% for the three and nine months ended September 30, 2007, respectively.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to our general liability and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for us to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those which are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities, and this adoption has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 14, “Fair Value Disclosures”).
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective for us for business combinations made on or after January 1, 2009. While we have not formally quantified the effect, we expect the adoption of SFAS 141R may have a material effect on our accounting for future acquisitions of properties, which may fall under the definition of a business.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a non-controlling interest its share of losses even if such treatment results in a deficit non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively. We are currently evaluating the effects the adoption of SFAS 160 may have on our financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flow. SFAS 161 is effective for us on January 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe our adoption of SFAS 161 will have an impact on our financial statements but will require additional disclosures.
In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP 03-6-1 is effective for us on January 1, 2009 with retrospective application. We are currently evaluating the effects SFAS 161 will have on our financial statements; since we do accrue and pay non-returnable cash dividends on unvested share-based payment awards, these awards are considered participating securities and will be included in our earnings per share calculation which could result in a decrease in earnings per share.
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform with the current period presentations. We reclassified one property previously included in discontinued operations to continuing operations during the three months ended June 30, 2008 as management made the decision not to sell this asset. As a result, we adjusted the current and prior period condensed consolidated financial statements to reflect this reclassification. Additionally, we recorded a depreciation charge of approximately $0.6 million during the nine months ended September 30, 2008 on this asset in accordance with the provisions of SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”
3. Per Share Data
Basic earnings per share are computed using income from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended September 30, 2008 and 2007, 4.5 million and 3.0 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not determined to be dilutive. For the nine months ended September 30, 2008 and 2007, 4.4 million and 3.0 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands except per share amounts)	2008	2007	2008	2007
Basic earnings per share calculation
Income from continuing operations	$7,924	$8,926	$22,894	$31,741
Income from discontinued operations, including gain on sale	65,749	2,926	82,988	35,740

Net income	$73,673	$11,852	$105,882	$67,481

Income from continuing operations — per share	$0.14	$0.15	$0.41	$0.54
Income from discontinued operations — per share	1.19	0.05	1.51	0.61

Net Income — Per share	$1.33	$0.20	$1.92	$1.15

Weighted average number of common shares outstanding	55,367	58,073	55,228	58,590

Diluted earnings per share calculation
Income from continuing operations	$7,924	$8,926	$22,894	$31,741
Income allocated to common units	9	7	25	16

Income from continuing operations, as adjusted	7,933	8,933	22,919	31,757
Income from discontinued operations, including gain on sale	65,749	2,926	82,988	35,740

Net income, as adjusted	$73,682	$11,859	$105,907	$67,497

Income from continuing operations, as adjusted — per share	$0.14	$0.15	$0.41	$0.53
Income from discontinued operations — per share	1.18	0.05	1.48	0.60

Net Income, as adjusted — per share	$1.32	$0.20	$1.89	$1.13

Weighted average common shares outstanding	55,367	58,073	55,228	58,590
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	133	412	153	536
Common units	508	508	508	508

Weighted average common shares outstanding, as adjusted	56,008	58,993	55,889	59,634

In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use proceeds from asset sales and borrowings under our line of credit to fund share repurchases. Under this program, we repurchased 4.3 million shares for a total of $230.1 million from April 2007 through September 30, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.9 million as of September 30, 2008.
4. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest on six loans totaling $92.9 million utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these ventures to the extent of our ownership.
Our contributions of real estate assets to joint ventures at formation in which we receive cash are treated as partial sales provided certain criteria are met. As a result, the amounts recorded as gain on sale of assets to joint ventures represent the change in ownership of the underlying assets. Our initial recorded investment is comprised of our historical carrying value of the assets on the date of the respective transaction multiplied by our ownership percentage in the joint venture. We have provided mezzanine loans to certain joint ventures, which are recorded as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.” See Note 8, “Related Party Transactions” for discussion of fees earned from these investments.

As of September 30, 2008, our equity investments in unconsolidated joint ventures accounted for utilizing the equity method of accounting consisted of:
•
A 20% interest in each of 12 related joint ventures, which own an aggregate of 12 apartment communities containing 4,034 apartment homes located in the Las Vegas, Phoenix, Houston, Dallas and Orange County, California markets. We are providing property management services to the joint ventures. At September 30, 2008, the joint ventures had total assets of $373.9 million and third-party secured debt totaling $272.6 million.

•
A 20% interest in Sierra-Nevada Multifamily Investments, LLC, which owns 14 apartment communities with 3,098 apartment homes located in the Las Vegas market. We are providing property management services to Sierra-Nevada. At September 30, 2008, Sierra-Nevada had total assets of $128.3 million and third-party secured debt totaling $179.9 million.

•
A 15% interest in G&I V Midwest Residential LLC (“G&I V”), which owns nine apartment communities containing 3,237 apartment homes located in Kentucky and Missouri. We are providing property management services to G&I V. At September 30, 2008, G&I V had total assets of $231.2 million and third-party secured debt totaling $169.0 million.

•
A 50% interest in Denver West Apartments, LLC, which owns a 320-apartment home community located in Colorado. We are providing property management services to Denver West. At September 30, 2008, Denver West had total assets of $21.0 million and third-party secured debt totaling $27.1 million.

•
A 30% interest in Camden Plaza, LP, which owns a 271-apartment home community located in Houston, Texas which completed construction in 2007. We provided construction and development services to this joint venture and continue to provide property management services. We provided a mezzanine loan to the joint venture, which had a balance of $9.2 million at September 30, 2008. At September 30, 2008, the joint venture had total assets of $41.2 million and third-party secured debt totaling $31.7 million.

•
A 30% interest in Camden Main & Jamboree, LP which owns a 290-apartment home community located in Irvine, California, which was completed during the third quarter of 2008. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $22.4 million at September 30, 2008. We provided administrative services to this joint venture and continue to provide property management services. At September 30, 2008, the joint venture had total assets of $115.1 million and third-party secured debt totaling $82.5 million.

•
A 30% interest in Camden College Park, LP which is developing a 508-apartment home community located in College Park, Maryland. We are providing administrative, development, and property management services to this joint venture. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $9.1 million at September 30, 2008. At September 30, 2008, the joint venture had total assets of $127.0 million and had third-party secured debt totaling $107.7 million.

•
A 30% interest in each of two related development joint ventures. These ventures are developing multifamily communities in Houston, Texas, one with 340 apartment homes and the other with 119 apartment homes. Concurrent with this transaction, we provided mezzanine loans to the joint ventures, which had an aggregate balance of $13.9 million at September 30, 2008. We are committed to funding an additional $6.0 million under the mezzanine loans. At September 30, 2008, the joint ventures had total assets of $52.2 million and third-party secured debt totaling $25.5 million.

•
A 72% limited partner interest in GrayCo Town Lake Investment 2007 LP. The venture has purchased approximately 25 acres of land in Austin, Texas and intends to develop the acreage into multifamily apartment homes. At September 30, 2008, the joint venture had total assets of $38.1 million and third-party secured debt totaling $26.0 million.

•
A 30% limited partner interest in a joint venture which is in the pre-development stage of an integrated mixed use development. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $0.9 million at September 30, 2008. We are committed to funding an additional $18.3 million under the mezzanine loan.

•
A 20% interest in the Camden Multifamily Value Add Fund, LP (the “Fund”). Subject to certain exceptions, the Fund will be our primary vehicle through which we will acquire fully developed multifamily properties until the earlier of (i) December 31, 2011 or (ii) such time as 90% of the Fund’s committed capital is invested. As of September 30, 2008, the Fund had one institutional investor, and, together with us, had original combined partner equity commitments of $187.5 million. The Fund was closed to additional investors on September 30, 2008. The Fund is further discussed in Note 11, “Commitments and Contingencies.”

•
A 30% limited partner interest in GrayCo Lakes at 610 Investment 2008 LP to which we contributed $1.1 million in cash. Our venture partner, an unrelated third party, contributed $2.7 million in exchange for a 70% interest in the venture comprised of a 0.025% general partner interest and a 69.975% limited partner interest. The venture has purchased approximately six acres of land in Houston, Texas and intends to develop the acreage into multifamily apartment homes. Concurrent with this transaction, we provided a mezzanine loan to the joint venture, which had a balance of $2.8 million at September 30, 2008. We are committed to funding an additional $6.4 million under the mezzanine loan. At September 30, 2008, the joint venture had total assets of $6.6 million.

The following table summarizes balance sheet financial data of the significant unconsolidated joint venture in which we had an ownership interest as of September 30, 2008 and December 31, 2007 (dollars in millions):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007

G&I V	$231.2	$234.7	$169.0	$169.0	$58.5	$63.6
The following table summarizes income statement financial data of the significant unconsolidated joint venture in which we had an ownership interest for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Total Revenues		Net Income (Loss)		Equity in Income (1)
	2008	2007	2008	2007	2008	2007

G&I V	$22.6	$21.8	$—	$(3.2)	$0.5	$0.2

(1)	Equity in Income excludes our ownership interest in transactions with this joint venture.
5. Notes Receivable
Affiliates. We provided mezzanine construction financing in connection with certain of our joint venture transactions as discussed in Note 4, “Investment in Joint Ventures.” As of September 30, 2008 and December 31, 2007, the balance of “Notes receivable — affiliates” totaled $58.2 million and $50.4 million, respectively. The notes outstanding as of September 30, 2008 accrue interest at rates ranging from (i) the London Interbank Offered Rate (“LIBOR”) plus 3%, to (ii) 14%, per annum, and mature through 2010. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures.
Other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of September 30, 2008, we had an $8.7 million secured note receivable due from an unrelated third party. This note, which matures in January 2010, accrues interest at LIBOR plus 2%, which is recognized as earned.

6. Notes Payable
The following is a summary of our indebtedness:

	September 30,	December 31,
(in millions)	2008	2007
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$115.0
$500 million term loan, due 2012	500.0	500.0

	500.0	615.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	100.0	99.9
$250.0 million 4.39% Notes, due 2010	249.9	249.9
$100.0 million 6.77% Notes, due 2010	100.0	100.0
$150.0 million 7.69% Notes, due 2011	149.8	149.7
$200.0 million 5.93% Notes, due 2012	199.6	199.5
$200.0 million 5.45% Notes, due 2013	199.3	199.2
$250.0 million 5.08% Notes, due 2015	248.8	248.8
$300.0 million 5.75% Notes, due 2017	246.0	299.0

	1,493.4	1,546.0
Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	25.4	25.9
$10.0 million 4.90% Notes, due 2010	10.6	10.9
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	37.4	38.0

	102.9	104.3

Total unsecured notes payable	2,096.3	2,265.3

Secured notes
4.04% - 8.50% Conventional Mortgage Notes, due 2009 - 2018	684.4	498.8
5.15% Tax-exempt Mortgage Notes due 2025 - 2028 *	42.8	57.6
7.29% Tax-exempt Mortgage Note due 2025	—	6.4

	727.2	562.8

Total notes payable	$2,823.5	$2,828.1

Floating rate debt included in commercial bank indebtedness (3.43% - 3.48%)	$—	$115.0
Floating rate tax-exempt debt included in secured notes (5.15%)	$42.8	$57.6
Floating rate debt included in secured notes (4.04% - 4.20%)	$177.1	$—

*	$14.0 million of which was assumed by the purchaser in connection with the sale of the related property in the third quarter of 2008.
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option to January 2011. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2008, we had outstanding letters of credit totaling $11.1 million, and had $588.9 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
On August 18, 2008, we entered into a construction loan agreement for $33.1 million to finance the development of a multifamily apartment community in Houston, Texas. The loan has an annual interest rate of LIBOR plus 1.45% and matures in August 2011. We entered into an interest rate swap, with a notional amount fluctuating up to a maximum of 50% of the projected outstanding balance on the construction loan. The swap will fix the LIBOR interest rate at approximately 3.82% per annum for three years. The swap becomes effective November 2008. This swap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk.

On September 24, 2008, we and one of our subsidiaries, Camden Summit Partnership, L.P. (“CSPLP”), a Delaware limited partnership, as guarantors, and CPT Community Owner, LLC and CSP Community Owner, LLC, each a Delaware limited liability company and our subsidiary, as borrowers (collectively, the “Borrowers”), entered into a master credit facility agreement for a $380 million credit facility. The facility is comprised of a $175 million variable rate loan funded with a Fannie Mae Discount Mortgage Backed Security (“DMBS”) and a $205 million fixed rate loan. The variable rate loan is currently priced at approximately 4.2% per annum, is for a ten-year term, and the interest rate resets every 90 days after October 1, 2008. The DMBS rate has typically approximated three-month LIBOR. The fixed rate loan has a fixed annual interest rate of 5.625% for a ten-year term and provides for an additional one-year term with a variable rate. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on 17 of our multifamily properties. We used the proceeds from this credit facility for the repayment of maturing debt, including $173 million of secured notes payable, as well as pay down of amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes. Concurrent with this transaction, we entered into an interest rate cap, with a notional amount of $175 million, to cap the variable interest at approximately 7.17% for three-month LIBOR before the applicable spread per annum for three years. This cap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk.
At September 30, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.4% and 5.5%, respectively.
During the three months ended September 30, 2008, we repurchased and retired $25.5 million of the principal amount of our $300 million, 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $22.8 million. For the nine months ended September 30, 2008, we repurchased and retired $53.3 million of the principal amount of our $300 million, 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $47.9 million.
Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 5.0 years at September 30, 2008. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal discount amortizations, and the weighted average interest rate on maturing debt at September 30, 2008 are as follows:
(in millions)

		Weighted Average
Year	Amount	Interest Rate
2008	$2.2	—%
2009	197.9	5.0
2010	452.5	5.1
2011	251.7	6.5
2012	772.2	5.4
2013 and thereafter	1,147.0	5.2

Total	$2,823.5	5.4%

7. Derivative Instruments and Hedging Activities
We have entered into interest rate hedge agreements to reduce the impact of interest rate fluctuations on our variable rate debt. We have not entered into any interest rate hedge agreements for our fixed-rate debt and do not enter into derivative transactions for trading or other speculative purposes. The following tables summarize our interest rate hedge agreements at September 30, 2008 (dollars in millions):

Notional balance	$500
Hedging instrument	Interest rate swap
Effective LIBOR rate	5.24	%*
Maturity date	10/4/2012
Estimated liability fair value	$17.4

*	includes our interest rate spread of 0.5%.

Notional balance	$175
Hedging instrument	Interest rate cap
Interest rate cap LIBOR strike	7.17%
Maturity date	10/1/2011
Estimated asset fair value	$0.2

Notional balance	$2.9 **
Hedging instrument	Interest rate swap
Effective LIBOR rate	3.82%
Maturity date	8/18/2011
Estimated liability fair value	$0.1

**	swap becomes effective November 2008.
We have determined our interest rate hedge agreements qualify as effective cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in our recording the effective portion of cumulative changes in the fair value of the interest rate hedge agreements in other comprehensive income (loss). Amounts recorded in other comprehensive income (loss) will be reclassified into earnings as adjustments to interest expense in the periods in which earnings are affected by the hedged cash flows. To adjust the interest rate hedge agreements to their fair value, we recorded unrealized losses in other comprehensive loss of approximately $1.6 million and $1.4 million during the three and nine months ended September 30, 2008, respectively. These accumulated amounts will be reclassified into interest expense in conjunction with the periodic payment of the cash flows being hedged. The change in net unrealized losses for the three and nine months ended September 30, 2008 reflects a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of approximately $2.9 million and $6.9 million, respectively. We anticipate an additional $7.6 million of the accumulated other comprehensive loss at September 30, 2008 will be reclassified as a charge to interest expense over the next 12 months to offset the variability of cash flows of the hedge transaction during this period.
We assess, both at inception and on an on-going basis, the effectiveness of the cash flow hedging relationships and any hedge ineffectiveness is recognized directly in earnings. During the nine months ended September 30, 2008, no hedge ineffectiveness was recognized in earnings and we expect the hedging relationships to be highly effective in the future. The fair value of the interest rate hedge agreements is included in either other assets or other liabilities.
Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
8. Related Party Transactions
We earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to $2.4 million and $6.9 million during the three and nine months ended September 30, 2008, respectively, and $1.8 million and $6.6 million during the three and nine months ended September 30, 2007, respectively. See further discussion of fees earned from joint ventures in Note 4, “Investments in Joint Ventures.”
In conjunction with our merger with Summit Properties, Inc., we acquired employee notes receivable from former employees of Summit. At September 30, 2008, one note receivable was outstanding and had an outstanding balance of $0.3 million. As of September 30, 2008, the employee notes receivable was 100% secured by Camden common shares.

9. Share-based Compensation
Share Awards. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated future forfeitures, we use actual forfeiture history. At September 30, 2008, the unamortized value of previously issued unvested share awards was $25.8 million.
Valuation Assumptions. The weighted average fair value of options granted in 2008 was $5.06. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2008 (no additional options have been granted as of September 30, 2008):

Expected volatility	20.5%
Risk-free interest rate	3.6%
Expected dividend yield	5.8%
Expected life (in years)	7
Our computation of expected volatility for 2008 is based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in the prior year. Our computation of expected life is determined using historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share-based Compensation Award Activity. The total intrinsic value of options exercised was $0.5 million during the nine months ended September 30, 2008. As of September 30, 2008, there was approximately $1.9 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years.
The following table summarizes share options outstanding and exercisable at September 30, 2008:

	Outstanding Options		Exercisable Options
					Remaining
Range of		Weighted		Weighted	Contractual
Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$24.88-$41.91	285,854	$35.35	285,854	$35.35	3.6
$42.90-$43.90	353,486	42.98	353,486	42.98	5.2
$44.00-$73.32	897,670	48.78	466,360	49.49	7.1

Total options	1,537,010	$44.95	1,105,700	$43.75	6.0

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the nine months ended September 30, 2008:

		Weighted
		Average
	Options /	Exercise /
	Share Awards	Grant
	Outstanding	Price
Balance at January 1, 2008	3,507,947	$40.38
Options
Granted	444,264	48.02
Exercised	(44,467)	38.35
Forfeited	(12,954)	48.02

Net Options	386,843

Share Awards
Granted	267,450	48.23
Forfeited	(24,120)	58.56

Net Restricted Shares	243,330

Balance at September 30, 2008	4,138,120	$41.27

Vested share awards at September 30, 2008	1,985,556	$36.12
The weighted average remaining contractual term of outstanding options under the share incentive plans is 6.0 years. The aggregate intrinsic value of all outstanding share awards, based on the closing price of our common shares on September 30, 2008 of $45.86 per share, is $19.0 million.
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months
	Ended September 30,
(in thousands)	2008	2007
Decrease in assets:
Other assets, net	$739	$5,281

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(637)	(13,895)
Accrued real estate taxes	17,550	18,570
Other liabilities	(1,268)	309

Change in operating accounts	$16,384	$10,265

11. Commitments and Contingencies
Construction Contracts. As of September 30, 2008, we were obligated for approximately $51.6 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund a substantial portion of this amount with our unsecured line of credit.
Litigation. In September 2007, The Equal Rights Center filed a lawsuit against us and one of our wholly-owned subsidiaries in the United States District Court for the District of Maryland. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act by us in the design, construction, control, management, and/or ownership of various multifamily properties. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes modification of existing assets and prohibiting construction or sale of noncompliant units or complexes. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
We are subject to various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract.
We are currently in the due diligence period for certain acquisitions and dispositions and other various transactions. No assurance can be made we will be able to complete the negotiations or become satisfied with the outcome of the due diligence or otherwise complete the proposed transactions.
Lease Commitments. At September 30, 2008, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, and totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2007, respectively. Minimum annual rental commitments for the remainder of 2008 are $0.6 million, and for the years ending December 31, 2009 through 2012 are $2.3 million, $2.3 million, $2.2 million and $1.8 million, respectively, and $5.1 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
In December 2007, we formed the Fund, a discretionary investment vehicle to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the Fund for development. In April 2008, we formed a co-investment limited partnership (the “Co-Investment Vehicle”) to invest for its own account or alongside the Fund in one or more investments of the Fund. The Fund and the Co-Investment Vehicle (collectively, the “Funds”) will serve, until the earlier of (i) December 31, 2011 or (ii) such time as 90% of the Funds’ committed capital is invested, as the exclusive vehicles through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Funds, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor, and transactions approved by the Funds’ advisory board. The Funds will not restrict our development activities and will terminate on December 31, 2015, subject to two one-year extensions. We are currently targeting acquisitions for the Funds where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities, or improved property operations. One of our wholly-owned subsidiaries is the general partner of each of the Funds, and we have committed 20% of the total equity of each of the Funds, up to $75 million in the aggregate. We have received commitments to each of the Funds from an unaffiliated investor of $150 million and on September 30, 2008 the Funds were closed to additional investors.

Employment Agreements. At September 30, 2008, we had employment agreements with five of our senior officers, the terms of which expire at various times through August 20, 2009. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of three of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
Hurricane Ike. On September 13, 2008, Hurricane Ike came ashore on the Texas Gulf Coast and impacted our multifamily communities in the Houston, Texas area. Current assessment of the total damage incurred is approximately $6.7 million; approximately $1.4 million is not covered by insurance. Accordingly, our operating results for the three and nine months ended September 30, 2008 include a corresponding charge in property and operating expenses to reflect the estimated amounts not reimbursable by insurance.
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement we distribute at least 90% of our taxable income to our shareholders, excluding capital gains. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes, including any applicable alternative minimum tax. Historically, we have incurred only state and local income, franchise, and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008 primarily for state and local taxes associated with property dispositions, entity level taxes on certain ventures, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2008.
13. Property Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three and nine months ended September 30, 2008 and 2007, income from discontinued operations included the results of operations of eight operating properties sold in 2008 through its sale date. For the three and nine months ended September 30, 2007, income from discontinued operations also included the results of operations of ten operating properties sold during 2007. We had no operating properties designated as held for sale as of September 30, 2008.
The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Property revenues	$1,487	$9,039	$11,035	$30,033
Property expenses	1,181	4,626	5,929	14,692

	$306	$4,413	$5,106	$15,341
Interest	86	254	466	756
Depreciation and amortization	70	1,014	1,927	4,813

Income from discontinued operations	$150	$3,145	$2,713	$9,772

During the nine months ended September 30, 2008, we recognized a gain of approximately $80.3 million from the sale of the eight operating properties, containing a combined 2,392 apartment homes, to unaffiliated third parties. The sales generated total proceeds of approximately $121.7 million.

Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At September 30, 2008, we had undeveloped land parcels classified as held for sale as follows:
($ in millions)

		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.4
Dallas	2.4	1.8

Total land held for sale		$9.2

Partial Sales to the Fund. In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to the Fund for $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested $1.9 million in the Fund. In August 2008, we sold Camden South Congress, a 253-unit community in Austin, Texas, to the Fund for $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested $2.8 million in the Fund.
14. Fair Value Disclosures
As of January 1, 2008 we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements, (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Deferred compensation plan investments	$57.4	$—	$—	$57.4
Derivative financial instruments	$—	$0.2	$—	$0.2
Liabilities
Deferred compensation plan obligations	$57.4	$—	$—	$57.4
Derivative financial instruments	$—	$17.5	$—	$17.5
To estimate fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is estimated using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

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
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from previously unhedged interest payments associated with floating rate debt. Through September 30, 2008, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values are recorded in other assets. Derivative contracts with negative net fair values are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Insufficient cash flows could affect our ability to make required payments for debt obligations or pay distributions to shareholders and create refinancing risk;

•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;

•	We have significant debt, which could have important adverse consequences;

•	Volatility in debt markets could adversely impact future acquisitions and values of real estate assets;

•	Various changes could adversely impact the market price of our common shares;

•	Development and construction risks could impact our profitability;

•	Our property acquisition strategy may not produce the cash flows expected;

•	Difficulties of selling real estate could limit our flexibility;

•	Variable rate debt is subject to interest rate risk;

•	Issuances of additional debt or equity may adversely impact our financial condition;

•	Losses from catastrophes may exceed our insurance coverage;

•	Potential liability for environmental contamination could result in substantial costs;

•	Tax matters, including failure to qualify as a real estate investment trust (“REIT”), could have adverse consequences;

•	Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor;

•	We face risks associated with investment in and management of discretionary funds;

•	Our dependence on our key personnel;

•	We may incur losses on interest rate hedging arrangements;

•	Competition could limit our ability to lease apartments or increase or maintain rental income; and

•	Changes in laws and litigation risks could affect our business.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and Camden’s consolidated subsidiaries and partnerships, collectively.

Executive Summary
Based on our results for the nine months ended September 30, 2008 and slowing economic conditions, we expect minimal growth during the remainder of 2008. Current factors which may negatively affect our performance include recent job losses, liquidity disruptions in the capital markets, recessionary concerns, uncertainty in the financial markets, and an oversupply of single-family homes and condominiums in many of the markets in which we operate. However, positive impacts may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for employment, population, and household formations in our markets, although, there can be no assurance any of these factors will continue or will positively impact our operating results.
We intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of its committed capital is invested, subject to two one-year extensions, the Fund and the Co-Investment Vehicle will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions. Our portfolio of apartment communities is geographically diverse, which we believe mitigates risks such as changes in demographics or job growth that may occur within individual markets. We also intend to continue focusing on our development pipeline which currently contains eight properties in various stages of construction and lease-up. The commencement of future developments may be impacted by macroeconomic issues, increasing construction costs, and other factors.
The continuation of the current weakening economic environment and capital market disruptions could have a negative impact on the availability of debt financing and increase the cost of debt financing. Also, the continuation of decreases in job growth could have a negative impact on rental rates. These conditions could adversely affect our future results of operations.
During the remainder of 2008, approximately $51.6 million remains to be funded on our recently completed projects and those currently under development. All of our consolidated and joint venture 2008 debt maturities have been paid. As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility, which is $588.9 million as of September 30, 2008, and other short-term borrowings, proceeds from dispositions of properties and other investments, and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our currently anticipated cash flow needs through fiscal year 2009.

Property Portfolio
Our multifamily property portfolio, excluding land held for future development and joint venture properties which we do not manage, is summarized as follows:

	September 30, 2008		December 31, 2007
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,064	30
Dallas, Texas	6,119	15	7,225	18
Houston, Texas	6,346	15	6,346	15
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	5,702	16	4,525	13
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	1,898	6	2,778	9
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,171	7	2,529	8
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,481	6	2,191	5
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	62,421	179	63,085	182

Properties Under Development
Washington, D.C. Metro	366	1	1,543	4
Houston, Texas	986	4	733	3
Austin, Texas	556	2	556	2
Los Angeles/Orange County, California	—	—	290	1
Orlando, Florida	—	—	261	1

Total Properties Under Development	1,908	7	3,383	11

Total Properties	64,329	186	66,468	193

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,946	6	1,946	6
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	601	2	—	—
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	12,818	43	12,217	41

Total Properties Owned 100%	51,511	143	54,251	152

(1)	Refer to Note 4, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We consider a property stabilized once it reaches 90% occupancy, or generally one year from opening the leasing office, with some allowances for larger than average properties. During the nine months ended September 30, 2008, stabilization was achieved at four recently completed properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Old Creek San Marcos, CA	350	1Q07	1Q08
Camden Monument Place Fairfax, VA	368	4Q07	2Q08
Camden Plaza — joint venture Houston, TX	271	3Q07	2Q08
City Centre Houston, TX	379	4Q07	3Q08
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of September 30, 2008. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain on the disposal of the held for sale properties is also classified as discontinued operations.
A summary of our 2008 dispositions as of September 30, 2008, is as follows (no properties were designated as held for sale as of September 30, 2008):
($ in millions)

	Number of
	Apartment	Date of
Property and Location	Homes	Disposition	Year Built

Dispositions
Camden Ridgeview Austin, TX	167	1Q08	1984
Camden Towne Village Mesquite, TX	188	2Q08	1983
Oasis Sands Las Vegas, NV	48	2Q08	1994
Camden Lakeview Irving, TX	476	3Q08	1985
Camden Arbors Westminster, CO	358	3Q08	1986
Camden Woodview Austin, TX	283	3Q08	1984
Camden Briar Oaks Austin, TX	430	3Q08	1980
Camden Place Mesquite, TX	442	3Q08	1984

Total apartment homes sold	2,392

During the nine months ended September 30, 2008, we recognized a gain of $80.3 million from the sale of the eight operating properties noted above to unaffiliated third parties. These sales generated total net proceeds of approximately $121.7 million.

In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to the Fund for $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested $1.9 million in the Fund. In August 2008, we sold Camden South Congress, a 253-unit community in Austin, Texas, to the Fund for $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested $2.8 million in the Fund.
At September 30, 2008, we had several undeveloped land parcels classified as held for sale as follows:
($ in millions)

		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.4
Dallas	2.4	1.8

Total land held for sale		$9.2

Development and Lease-Up Properties
At September 30, 2008, we had four completed properties in lease-up as follows:
($ in millions)

	Number of		% Leased		Estimated
	Apartment	Cost	at	Date of	Date of
Property and Location	Homes	Incurred	10/26/08	Completion	Stabilization

Consolidated:
Camden Royal Oaks Houston, TX	236	$21.0	95%	3Q06	4Q08
Camden Potomac Yard Arlington, VA	378	104.4	74%	2Q08	2Q09
Camden Orange Court Orlando, FL	261	45.4	57%	2Q08	1Q09
Camden Summerfield Landover, MD	291	62.4	73%	2Q08	1Q09

Total — consolidated	1,166	$233.2

At September 30, 2008, we had four properties in various stages of construction as follows:
($ in millions)

				Included in
	Number of			Properties	Estimated	Estimated
	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Consolidated:
Camden Cedar Hills Austin, TX	208	$27.0	$23.2	$0.5	4Q08	1Q09
Camden Dulles Station Oak Hill, VA	366	77.0	69.9	26.9	4Q08	3Q09
Camden Whispering Oaks Houston, TX	274	30.0	25.1	6.0	4Q08	2Q09
Camden Travis Street Houston, TX	253	39.0	6.0	6.0	1Q10	3Q10

Total — consolidated	1,101	$173.0	$124.2	$39.4

Our consolidated balance sheet at September 30, 2008 included $323.3 million related to projects in our development pipeline. Of this amount, $39.9 million related to our projects currently under development. Additionally, at September 30, 2008, we had $283.4 million invested in land held for future development, which included $206.3 million related to projects we may begin constructing during the next 18 months. We also had $77.1 million invested in land tracts adjacent to recently completed and current development projects, which we may utilize to further develop apartment homes in these areas. We may also sell certain parcels of these undeveloped land tracts to third parties for commercial and retail development.

At September 30, 2008, we had investments in joint ventures which were developing the following multi-family communities:
($ in millions)

	Number of		Total
	Apartment	Estimated	Cost
Property and Location	Homes	Cost	Incurred
Camden Main & Jamboree (1) Irvine, CA	290	$115.0	$110.8
Camden College Park (1) College Park, MD	508	139.9	125.4
Braeswood Place (2) Houston, TX	340	48.6	35.4
Belle Meade (2) Houston, TX	119	33.2	16.7
Lakes at 610 (3) Houston, TX	319	40.0	6.1
Camden Amber Oaks Austin, TX	348	40.0	24.7

Total (4)	1,924	$416.7	$319.1

(1)	Properties in lease-up as of September 30, 2008.

(2)	Properties being developed by joint venture partner.

(3)	Property in pre-development by joint venture partner.

(4)	Refer to Note 4, “Investments in Joint Ventures” in the Notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Average monthly property revenue per apartment home	$1,066	$1,028	$1,048	$1,018
Annualized total property expenses per apartment home	$5,253	$4,806	$4,859	$4,580
Weighted average number of operating apartment homes owned 100%	50,231	48,950	49,807	48,274
Weighted average occupancy of operating apartment homes owned 100%	94.3%	94.0%	93.8%	94.3%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007:

	Apartment	Three Months				Nine Months
	Homes	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	At 9/30/08	2008	2007	$	%	2008	2007	$	%
Property revenues
Same store communities	41,011	$127,865	$125,429	$2,436	1.9%	$378,611	$372,680	$5,931	1.6%
Non-same store communities	8,233	27,196	22,957	4,239	18.5	78,501	63,328	15,173	24.0
Development and lease-up communities	2,267	3,640	393	3,247	*	6,476	1,006	5,470	*
Dispositions/other	—	1,885	2,142	(257)	(12.0)	6,410	5,348	1,062	19.9

Total property revenues	51,511	$160,586	$150,921	$9,665	6.4%	$469,998	$442,362	$27,636	6.2%

Property expenses
Same store communities	41,011	$51,000	$48,308	$2,692	5.6%	$143,127	$138,441	$4,686	3.4%
Non-same store communities	8,233	10,298	8,885	1,413	15.9	29,380	23,440	5,940	25.3
Development and lease-up communities	2,267	2,336	375	1,961	*	4,910	1,114	3,796	*
Dispositions/other	—	2,336	1,248	1,088	87.2	4,097	2,824	1,273	45.1

Total property expenses	51,511	$65,970	$58,816	$7,154	12.2%	$181,514	$165,819	$15,695	9.5%

*	Not a meaningful percentage.
Same store communities are communities we owned and were stabilized as of January 1, 2007. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2007. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2007.
Same store analysis
Same store property revenues for the three months ended September 30, 2008 increased $2.4 million, or 1.9%, from the same period in 2007 primarily resulting from increases in other property revenue of $2.2 million. Same store property revenues for the nine months ended September 30, 2008 increased $5.9 million, or 1.6%, from the same period in 2007 primarily resulting from increases in other property income of $6.5 million. Other property revenue increased primarily due to our implementation of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs. Same store rental revenues did not have significant changes in either occupancy or rental rates.
Property expenses from our same store communities increased $2.7 million, or 5.6%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increases in same store property expenses were primarily due to increases in expenses for utilities, primarily due to the implementation of utility rebilling programs discussed above, and real estate taxes, primarily due to increases in appraisals and taxation rates. These two expense categories along with repairs and maintenance expense represent an aggregate of approximately 66% of total property expenses for the three months ended September 30, 2008.
Property expenses from our same store communities increased $4.7 million, or 3.4%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increases in same store property expenses were primarily due to increases in expenses for utilities and real estate taxes for the same reasons discussed above. These two expense categories along with repairs and maintenance expense represent an aggregate of approximately 65% of total property expenses for the nine months ended September 30, 2008.
Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased $7.5 million and $20.6 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases during the periods were primarily due to the completion and lease-up of properties in our development pipeline. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased $3.4 million and $9.7 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases during the periods were primarily due to the completion and lease-up of properties in our development pipeline.

Dispositions/other property expenses
Dispositions/other property expenses for the three and nine months ended September 30, 2008 included $1.4 million of costs, not covered by insurance, related to damage to our multifamily communities due to Hurricane Ike in September 2008.
Non-property income

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Fee and asset management	$2,350	$1,765	$585	33.1%	$6,893	$6,571	$322	4.9%
Interest and other income	1,234	2,008	(774)	(38.5)	3,659	5,380	(1,721)	(32.0)
Income (loss) on deferred compensation plans	(10,550)	1,261	(11,811)	*	(19,730)	8,402	(28,132)	*

Total non-property income (loss)	$(6,966)	$5,034	$(12,000)	* %	$(9,178)	$20,353	(29,531)	(145.1)%

*	Not a meaningful percentage.
Fee and asset management income increased $0.6 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increase was primarily related to an increase in management fees paid by the Fund, partially offset by declines in third-party construction and development fees due to decreased third-party construction activities in 2008 as compared to 2007.
Interest and other income decreased $0.8 million and $1.7 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The decrease is primarily related to other income, representing income recognized upon the settlement of legal, insurance, and warranty claims, and other miscellaneous items, which decreased $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.
Income (loss) on deferred compensation plans decreased $11.8 million and $28.1 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Losses during the three and nine months ended September 30, 2008 primarily related to the performance of the investments held in deferred compensation plans for participants, and are directly offset in expenses related to these plans, as discussed below.
Other expenses

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Property management	$5,007	$4,448	$559	12.6%	$15,188	$13,976	$1,212	8.7%
Fee and asset management	1,198	971	227	23.4	4,619	3,402	1,217	35.8
General and administrative	7,513	8,110	(597)	(7.4)	23,887	24,076	(189)	(0.8)
Interest	32,838	27,599	5,239	19.0	98,697	84,403	14,294	16.9
Depreciation and amortization	44,086	41,444	2,642	6.4	129,349	118,077	11,272	9.5
Amortization of deferred financing costs	798	905	(107)	(11.8)	2,121	2,712	(591)	(21.8)
Expense (benefit) on deferred compensation plans	(10,550)	1,261	(11,811)	*	(19,730)	8,402	(28,132)	*

Total other expenses	$80,890	$84,738	$(3,848)	(4.5)%	$254,131	$255,048	$(917)	(0.4)%

*	Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, increased $0.6 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increase was primarily due to increases in salaries and benefits expense. Property management expenses were 3.1% and 3.2% of total property revenues for the three and nine months ended September 30, 2008, respectively, and 3.0% and 3.2% for the three and nine months ended September 30, 2007, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased $0.2 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to increases in costs related to management of the Fund, offset by decreased expenses related to third party construction projects.
General and administrative expense decreased $0.6 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. This decrease was primarily due to decreased incentive compensation expenses and decreased legal fees, partially offset by increased expenses associated with the abandonment of potential acquisitions in the second quarter of 2008 as compared to the nine months ended September 30, 2007. General and administrative expenses were 4.6% and 5.0% of total revenues, excluding income or loss on deferred compensation plans, for the three and nine months ended September 30, 2008, respectively, and 5.2% and 5.3% for the three and nine months ended September 30, 2007, respectively.
Interest expense for the three and nine months ended September 30, 2008 increased $5.2 million and $14.3 million, respectively, as compared to the same periods in 2007. This was primarily due to the increased debt outstanding to fund our acquisitions and common share repurchases in the latter part of fiscal year 2007, as well as completion of units in our development pipeline exceeding property dispositions over the past year. The increase was also due to a decrease of $2.2 million and $3.1 million of capitalized interest during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.
Depreciation and amortization increased $2.6 million and $11.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to depreciation on new development and capital improvements placed in service and assets acquired during the preceding year, partially offset by dispositions of properties during the latter part of 2007 and throughout the first nine months of 2008.
Expense (benefit) on deferred compensation plans decreased $11.8 million and $28.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. This decrease primarily related to the performance of the investments held in deferred compensation plans for participants, and are directly offset in income related to these plans, as discussed above.
Other

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Gain on sale of properties, including land	$1,823	$—	$1,823	100.0%	$2,929	$—	$2,929	100.0%
Gain on early retirement of debt	2,440	—	2,440	100.0	4,738	—	4,738	100.0
Equity in income (loss) of joint ventures	(261)	(147)	(114)	(77.6)	(782)	1,072	(1,854)	(172.9)
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—	(5,250)	(5,250)	—	—
Income allocated to common units and other minority interests	(1,005)	(1,225)	220	18.0	(3,400)	(3,355)	(45)	(1.3)
Income tax expense — current	(83)	(353)	270	76.5	(516)	(2,574)	2,058	80.0
Gain on sale of properties, including land, totaled $1.8 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, due to the sale of properties to the Fund and the sale of land in Las Vegas, Nevada adjacent to our regional office.
Gain on early retirement of debt was $2.4 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, due to debt repurchases and retirements. During the three and nine months ended September 30, 2008, we repurchased and retired $25.5 million and $53.3 million, respectively, of the principal amount of our $300 million, 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $22.8 million and $47.9 million, respectively.
Equity in income (loss) of joint ventures decreased $0.1 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. During the latter part of 2007, certain of our development joint ventures completed construction resulting in depreciation and interest expense recorded during the three and nine months ended September 30, 2008 exceeding income recognized as these properties have not reached stabilization. The decrease is also a result of increased expenses of approximately $0.4 million associated with the abandonment of potential acquisitions by joint ventures during the second quarter of 2008, as compared to the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we incurred entity level taxes for our taxable operating partnership and other state and local taxes totaling $0.5 million, as compared to $2.6 million for the same period in 2007. Income tax expense decreased $2.1 million for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily attributable to a $1.6 million decrease in state taxes for our operating partnership due to state tax laws which were effective during the previous year, which were not incurred in 2008. Income tax expense for the nine months ended September 30, 2008 is primarily comprised of state margin taxes.
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
Reconciliations of net income to diluted FFO for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Funds from operations
Net income	$73,673	$11,852	$105,882	$67,481
Real estate depreciation, including discontinued operations	43,259	41,520	128,606	120,530
Adjustments for unconsolidated joint ventures	1,889	1,641	5,143	3,952
Gain on sale of properties, including discontinued operations, net of taxes	(67,422)	—	(83,194)	(29,792)
Income allocated to common units, including discontinued operations	884	1,270	3,044	7,843

Funds from operations — diluted	$52,283	$56,283	$159,481	$170,014

Weighted average shares — basic	55,367	58,073	$55,228	$58,590
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	133	412	153	536
Common units	3,061	3,493	3,191	3,508

Weighted average shares — diluted	58,561	61,978	58,572	62,634

Liquidity and Capital Resources
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:
•	using what management believes to be a prudent combination of debt and common and preferred equity;

•	extending and sequencing the maturity dates of our debt where possible;

•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt; and

•	maintaining conservative coverage ratios.

Our interest expense coverage ratio, net of capitalized interest, was 2.6 times for both the three and nine months ended September 30, 2008, and 3.1 times for both the three and nine months ended September 30, 2007. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of income from continuing operations before gain on sale of properties, gain on early retirement of debt, equity in income of joint ventures, minority interests, and depreciation, amortization, interest expense and income from discontinued operations. At September 30, 2008 and 2007, 78.4% and 81.7%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 5.0 years at September 30, 2008.
As a result of the significant cash flow generated by our operations, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and access to the capital markets by issuing securities under our automatic shelf registration statement, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs through fiscal year 2009 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	repurchase of common equity securities;

•	initial funding of property developments, acquisitions, and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. As of September 30, 2008, we had several current development projects in various stages of construction and projects which had recently been completed, for which a total estimated cost of $51.6 million remained to be funded. We intend to meet our long-term liquidity requirements through draws on our unsecured credit facility, property dispositions, secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In September 2008, we announced our Board of Trust Managers had declared a dividend distribution of $0.70 per share to holders of record as of September 30, 2008 of our common shares. The dividend was subsequently paid on October 17, 2008. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.80 per share or unit.
In January 2008, our Board of Trust Managers approved an increase in the April 2007 plan for the purchase of our common equity securities through open market purchases, block purchases, and privately negotiated transactions from $250 million to $500 million. Under this program, we repurchased 4.3 million shares for a total of $230.1 million from April 2007 through September 30, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.9 million as of September 30, 2008.
Net cash from operating activities was $179.3 million during the nine months ended September 30, 2008 as compared to $185.0 million for the same period in 2007. The decrease was mainly due to higher interest payments resulting from increases in debt balances used to fund our increase in real estate assets and our share and note repurchases, partially offset by favorable changes in operating accounts, predominantly real estate taxes payable due to the timing of payments between periods.
Net cash used in investing activities during the nine months ended September 30, 2008 totaled $7.7 million, as compared to $398.6 million during the nine months ended September 30, 2007. Cash outflows for property development, capital improvements, and acquisition of operating properties were $169.5 million during the nine months ended September 30, 2008 as compared to $425.8 million for the same period in 2007 due to the timing of completions of communities in our development pipeline and acquisitions. Cash outflows for investments in joint ventures were $12.1 million during the nine months ended September 30, 2008 as compared to $5.8 million for the same period in 2007. Proceeds received from sales of properties, sales of assets to joint ventures, and joint venture distributions representing returns of investments totaled $177.0 million during the nine months ended September 30, 2008 as compared to $51.1 million for the same period in 2007.
Net cash used in financing activities totaled $143.0 million for the nine months ended September 30, 2008, primarily as a result of the repayment of amounts outstanding under our line of credit of $115.0 million, $248.5 million of repayments on notes payable, $31.7 million of common share repurchases, and distributions paid to shareholders and minority interest holders of $129.1 million. These decreases were offset by net proceeds from the issuance of notes payable of $382.1 million. Net cash provided by financing activities totaled $213.8 million for the nine months ended September 30, 2007, primarily as a result of increases in balances outstanding under our line of credit of $342.0 million, net proceeds from the issuance of notes payable of $308.0 million, offset by distributions paid to shareholders and minority interest holders of $133.7 million, $85.3 million of common share repurchases, and repayment of notes payable of $217.2 million.

Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option through January 2011. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2008, we had outstanding letters of credit totaling $11.1 million, and had $588.9 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
On August 18, 2008, we entered into a construction loan agreement for $33.1 million to finance the development of a multifamily apartment community in Houston, Texas. The loan has an annual interest rate of LIBOR plus 1.45% and matures in August 2011. We entered into an interest rate swap, with a notional amount fluctuating as needed to amount to 50% of the projected outstanding balance on the construction loan. The swap will fix the LIBOR interest rate at approximately 3.82% per annum for three years. The swap becomes effective November 2008. This swap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk.
On September 24, 2008, we and Camden Summit Partnership, L.P., a Delaware limited partnership and one of our subsidiaries (“CSPLP”), as guarantors, and CPT Community Owner, LLC and CSP Community Owner, LLC, each a Delaware limited liability company and our subsidiary, as borrowers (collectively, the “Borrowers”), entered into a master credit facility agreement for a $380 million credit facility. The facility is comprised of a $175 million variable rate loan funded with a Fannie Mae Discount Mortgage Backed Security (“DMBS”) and a $205 million fixed rate loan. The variable rate loan is currently priced at approximately 4.2% per annum, is for a ten-year term, and the interest rate resets every 90 days after October 1, 2008. The DMBS rate has typically approximated three-month LIBOR. The fixed rate loan has a fixed annual interest rate of 5.625% for a ten-year term and provides for an additional one-year term with a variable rate. We and CSPLP have entered into standard nonrecourse carveout guaranties. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on 17 of our multifamily properties. We used the proceeds from this credit facility for the repayment of maturing debt, including $173 million of secured notes payable, as well as pay down of amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes. Concurrent with this transaction, we entered into an interest rate cap, with a notional amount of $175 million, to cap the variable interest at approximately 7.17% for three-month LIBOR before the applicable spread per annum for three years. This cap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk.
At September 30, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 4.4% and 5.5%, respectively.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of September 30, 2008, we had 65,974,626 common shares and no preferred shares outstanding.
Inflation
Substantially all of our apartment leases are for a term generally ranging from 6 to 15 months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.

Critical Accounting Policies
Critical accounting policies are those most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We follow financial accounting and reporting policies in accordance with generally accepted accounting principles in the United States of America.
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
Asset Impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. When impairment exists the long-lived asset is adjusted to its respective fair value. We consider projected future undiscounted cash flows, trends, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In determining fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we continually evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value we will record an impairment charge based on these evaluations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition, and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was $4.0 million and $13.6 million for the three and nine months ended September 30, 2008, respectively, and $6.2 million and $16.7 million for the three and nine months ended September 30, 2007, respectively. Capitalized real estate taxes were $0.9 million and $3.2 million for the three and nine months ended September 30, 2008, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.
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

Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the derivative instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss and is reclassified into earnings when the hedged item affects earnings. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. We use derivative instruments to reduce the potential impact of changes in interest rates on variable-rate debt.
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
As of September 30, 2008, we had $675 million in variable rate debt subject to cash flow hedges. In addition, we had a construction loan with a maximum principal amount of $33.1 million which includes a swap on 50% of the projected outstanding loan balance. The swap becomes effective November 2008. See Note 7, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from 6 to 15 months, with monthly payments due in advance. Interest, fee and asset management, and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to determining the allocation of the purchase price of our acquisitions, estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to our general liability and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for us to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those which are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities, and this adoption has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 14, “Fair Value Disclosures”).
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective for us for business combinations made on or after January 1, 2009. While we have not formally quantified the effect, we expect the adoption of SFAS 141R may have a material effect on our accounting for future acquisitions of properties, which may fall under the definition of a business.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a non-controlling interest its share of losses even if such treatment results in a deficit non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively. We are currently evaluating the effects the adoption of SFAS 160 may have on our financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flow. SFAS 161 is effective for us on January 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe our adoption of SFAS 161 will have an impact on our financial statements but will require additional disclosures.
In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP 03-6-1 is effective for us on January 1, 2009 with retrospective application. We are currently evaluating the effects SFAS 161 will have on our financial statements; since we do accrue and pay non-returnable cash dividends on unvested share-based payment awards, these awards are considered participating securities and will be included in our earnings per share calculation which could result in a decrease in earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 or our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of our equity securities in the quarter ended September 30, 2008:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
	Purchased	Share	Programs	Program (1)

Month ended July 31, 2008	—	$—	—	$269,869,000
Month ended August 31, 2008	—	—	—	269,869,000
Month ended September 30, 2008	—	—	—	269,869,000

Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

10.1
Master Credit Facility Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC and CPT Community Owner, LLC, as borrowers, Red Mortgage Capital, Inc, as lender, and Camden Property Trust and Camden Summit Partnership, LP, as guarantors. **

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 31, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 31, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 31, 2008
Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
10.1
Master Credit Facility Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC and CPT Community Owner, LLC, as borrowers, Red Mortgage Capital, Inc, as lender, and Camden Property Trust and Camden Summit Partnership, LP, as guarantors. **

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 31, 2008.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 31, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.