Form 10-K
period 2008-12-31
CAMDEN PROPERTY TRUST
filed 2009-02-20
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,271,950,779 based on a June 30, 2008 share price of $44.26.
On February 17, 2009, the number of outstanding common shares of the registrant’s was 53,321,917.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 6, 2009 are incorporated by reference in Part III.

ii

PART I
Item 1. Business
General Development of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries and partnerships, collectively. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
Our executive offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website, we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, Nominating, and Corporate Governance Committees. This information is also available in print, free of charge to any person who requests it, by contacting us at Camden Property Trust, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046, attention: Investor Relations.
Our annual, quarterly, and current reports, proxy statements, and other information are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please contact the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains a website at www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Financial Information about Segments
We are engaged in the ownership, development, construction, and management of multifamily apartment communities. As each of our apartment communities has similar economic characteristics, residents, and products and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
As of December 31, 2008, we owned interests in, operated, or were developing 186 multifamily properties comprising 64,329 apartment homes across the United States. We had 1,426 apartment homes under development at five of our multifamily properties, including 1,060 apartment homes at four multifamily properties owned through joint ventures, in which we own an interest, in addition to other sites we may develop into multifamily apartment communities. Additionally, one property comprised of 671 apartment homes was designated as held for sale.
Operating Strategy
We believe producing consistent earnings growth through property operations, development, and acquisitions, achieving market balance, and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies to help us to produce earnings growth.
Real Estate Investments and Market Balance. We believe we are well positioned in our current markets and have the expertise to take advantage of new opportunities as they arise. These capabilities, combined with what we believe is a conservative financial structure, should allow us to concentrate our growth efforts toward selective opportunities to enhance our strategy of having a geographically diverse portfolio of assets which meet the requirements of our residents.

We have historically focused our operating strategy on capturing greater market share, selectively disposing of properties, and redeploying capital in new multifamily communities while also maintaining a strong balance sheet. We have also actively evaluated acquisition opportunities as they arose, some of which were consummated and contributed to our growth and profitability.
We continue to operate in our core markets in which we believe we have an advantage due to economies of scale. We feel, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine a property cannot meet long-term earnings growth expectations.
Due to weakness and unpredictability in the capital and credit markets and real estate fundamentals, we believe our revenues may decline in 2009 as compared to 2008. Although we believe our business and long-term fundamentals which support increased revenues, such as population growth, remain strong and the current difficult conditions will moderate over time, the timing of an economic recovery is unclear and these conditions may not improve quickly. Consequently, our near-term primary focus is to strengthen our capital and liquidity position by selectively disposing of properties, controlling and reducing construction and overhead costs, generating positive cash flows from operations, and reducing outstanding debt and leverage ratios. While we expect development to continue to be important to the growth of our portfolio in the long term, we expect decreasing levels of development activity in 2009 as compared to prior years. Please review the “Risk Factors” section for a further discussion of the potential impact on us of current economic conditions.
We believe the current economic downturn may provide us with opportunities to acquire selective multifamily assets at attractive valuations. In certain instances, such acquisitions may provide us with benefits we would not be able to achieve by developing our own multifamily communities, such as the avoidance of incurring development or construction expenses. We intend to seek to limit the risks associated with such acquisitions by targeting those opportunities we believe will have a positive impact on our earnings within an acceptable period of time.
In the fourth quarter of 2007, we had the final closing of our discretionary investment vehicle, Camden Multifamily Value Add Fund, L.P. (the “Fund”), followed by the final closing of a co-investment limited partnership (the “Co-Investment Vehicle” and, together with the Fund, the “Funds”) in the second quarter of 2008. During the investment period (ending no later than December 2011), the Funds will be our exclusive vehicles for acquiring apartment communities, subject to certain exceptions. Over the next several years, we expect to increase our acquisition activity through the Funds, focusing on communities that can benefit from redevelopment, repositioning, or market cycle opportunities. Please review the “Risk Factors” section for a discussion of risks associated with acquisitions and the Funds.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby reducing operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to our residents. We strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, and level of lease renewals achieved.
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property net operating income. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to fifteen months, with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents’ changing needs and a high level of satisfaction.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest of less than 100% of the community or communities owned directly by the joint venture or partnership. See Note 7, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Employees
At December 31, 2008, we had approximately 1,800 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2008, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we meet certain requirements of the Code.
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
Risks Associated with Real Estate, Real Estate Capital, and Credit Markets
Volatility in capital and credit markets could adversely impact us.
The capital and credit markets have been experiencing extreme volatility and disruption, which has caused the spreads on prospective debt financings to widen considerably and made it more difficult to borrow money. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity and our ability to make distributions to shareholders. This market turmoil and tightening of credit have led to an increased lack of consumer confidence and widespread reduction of business activity generally, which have adversely impacted and may continue to adversely impact us, including our ability to acquire and dispose of assets and continue our development pipeline.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the recently created Federal Housing Finance Agency. The U.S. government has not determined which of Fannie Mae’s and Freddie Mac’s businesses to retain and which to dissolve. A decision by the government to reduce Fannie Mae’s or Freddie Mac’s acquisitions of apartment loans could adversely affect interest rates, capital availability, and the development of multifamily communities. Governmental actions could also make it easier for individuals to finance loans for single-family homes, which would make renting a less attractive option and adversely affect our occupancy or rental rates.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.
Weakened economic conditions, including decreased job growth and job losses, have affected and continue to significantly affect apartment home occupancy and rental rates. Significant decreases in occupancy or rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows and operating results. The risks which may affect conditions in these markets include the following:
•	changes in the national, regional, and local economic climates;

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	a continued economic downturn which simultaneously effects one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to residents.
We may experience a decrease in rental revenues, an increase in operating expenses, or a combination of both, which may adversely affect our results of operations and our ability to satisfy our financial obligations and to pay distributions to shareholders.
We face risks associated with land holdings.
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in owning or purchasing and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable multifamily community. Also, real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. Under current market conditions, we have recorded impairment charges on certain of our land held for development and may have future impairments of our land. These impairment charges are based on estimates of fair value. Given the current environment, the amount of market information available to estimate fair value is less than usual; if additional market information becomes available in future periods we may take additional impairment charges in the future.
Difficulties of selling real estate could limit our flexibility.
We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These difficulties have been exacerbated in the current credit environment because buyers have experienced difficulty in obtaining the necessary financing. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to shareholders or repay debt. In addition, in order to maintain our status as a REIT, the Code imposes restrictions on our ability to sell properties held fewer than two years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting our ability to make distributions to shareholders or repay debt.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.
The Americans with Disabilities Act (“ADA”), the Fair Housing Amendments Act of 1988 (“FHAA”), and other federal, state, and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses which may be material to our financial condition or results of operations to comply with ADA, FHAA, and other federal, state, and local laws, or in connection with lawsuits brought by private litigants.
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
Although we expect decreasing levels of development activity in 2009, as compared to prior years, in the long term we intend to continue to develop and construct multifamily apartment communities for our property portfolio. Our development and construction activities may be exposed to a number of risks which may increase our construction costs including the following:
•
inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations, or problems with subcontractors could result in increased costs;

•	incurring construction costs exceeding our original estimates due to increased materials, labor, or other costs, or due to errors and omissions which occur in the design or construction process;

•	experiencing fluctuations in occupancy rates and rents at a newly completed property which may not be adequate to make the property profitable;

•	inability to obtain financing with favorable terms for the development of a community;

•	inability to complete construction and lease-up of a community on schedule, resulting in increased costs;

•	incurring costs related to the abandonment of development opportunities which we have pursued and deemed unfeasible; and

•
inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.

We also serve as the general contractor on a limited number of development and construction projects related to properties owned by unrelated third parties pursuant to guaranteed maximum price contracts. The terms of these contracts require us to estimate the time and costs to complete a project, and we assume the risk the time and costs associated with our performance may be greater than was anticipated. As a result, our profitability on guaranteed maximum price contracts is dependent on our ability to accurately predict these factors. The time and costs may be affected by a variety of factors, including those listed above, many of which are beyond our control. In addition, the terms of these contracts generally require a warranty period, which may have a duration of up to ten years, during which we may be required to repair, replace, or rebuild a project in the event of a material defect.

Our acquisition strategy may not produce the cash flows expected.
Subject to the requirements of the Funds, we may acquire additional operating properties on a select basis. Our acquisition activities are subject to a number of risks, including the following:
•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate;

•	the expected occupancy and rental rates may differ from the actual results; and

•	we may not be able to obtain adequate financing.
With respect to acquisitions of operating companies, we may not be able to identify suitable candidates on terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology.
Competition could adversely affect our ability to acquire properties.
We expect other real estate investors, including insurance companies, pension and investment funds, private investors, and other apartment REITs, will compete with us to acquire new properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or the profitability of such properties upon acquisition.
Losses from catastrophes may exceed our insurance coverage.
We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets. We intend to obtain similar coverage for properties we acquire or develop in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance, to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.
Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a partner in joint ventures or partnerships. These investments involve risks, including the possibility our partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s or partnership’s financial obligations. We and our partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
We face risks associated with investments in and management of discretionary funds.
We have formed the Funds which, through wholly-owned subsidiaries, we manage as the general partner and advisor and to which we have committed 20% of the total equity interest, up to $75 million in the aggregate. As of December 31, 2008, the Funds had total capital commitments of $375 million. There are risks associated with the investment in and management of the Funds, including the following:
•	investors in the Funds may fail to make their capital contributions when due and, as a result, the Funds may be unable to execute their investment objectives;

•	the general partner of the Funds, our wholly-owned subsidiary, has unlimited liability for the third-party debts, obligations, and liabilities of the Funds pursuant to general partnership law;

•
investors in the Funds (other than us), by majority vote, may remove our subsidiary as the general partner of the Funds with or without cause and the Funds’ advisory boards, by a majority vote of their members, may remove our subsidiary as the general partner of the Funds at any time for cause;

•
while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or the advisory committees must approve certain matters, and as a result we may be unable to cause the Funds to make certain investments or implement certain decisions we consider beneficial;

•
we are permitted to acquire land and develop communities but are generally prohibited from acquiring fully developed multifamily properties outside of the Funds until the earlier of (i) December 31, 2011 or (ii) such time as 90% of the Funds’ committed capital is invested, subject to certain exceptions;

•	our ability to redeem all or a portion of our investments in the Funds is subject to significant restrictions; and

•	we may be liable if the Funds fail to comply with various tax or other regulatory matters.
We depend on our key personnel.
Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.
Changes in laws and litigation risks could affect our business.
As a large publicly-traded owner of multifamily properties, we may become involved in legal proceedings, including consumer, employment, tort, or commercial litigation, which if decided adversely to or settled by us, could result in liability which is material to our financial condition or results of operations.
Tax matters, including failure to qualify as a REIT, could have adverse consequences.
We may not continue to qualify in the future as a REIT. The Internal Revenue Service may challenge our qualification as a REIT for prior years and new legislation, regulations, administrative interpretations, or court decisions may change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification.
For any taxable year we fail to qualify as a REIT and do not qualify under statutory relief provisions:
•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax;

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

Risks Associated with Our Indebtedness and Financing
Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders.
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents which could be negatively affected by a number of factors, including the following:
•	delay in resident lease commencements;

•	decline in occupancy;

•	failure of residents to make rental payments when due;

•	the attractiveness of our properties to residents and potential residents;

•	our ability to adequately manage and maintain our properties;

•	competition from other available apartments and housing alternatives; and

•	changes in market rents.
Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regards to the dividends paid deduction and our net capital gains. This requirement limits the cash flow available to meet required principal payments on our debt.
We have significant debt, which could have important adverse consequences.
As of December 31, 2008, we had outstanding debt of approximately $2.8 billion. This indebtedness could have important consequences, including:
•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgage;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry is limited.
The mortgages on our properties subject to secured debt, our unsecured credit facility, and the indentures under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness, which could severely affect our liquidity and increase our financing costs.
We may be unable to renew, repay, or refinance our outstanding debt.
We are subject to the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and exercise rights under an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Variable rate debt is subject to interest rate risk.
We have mortgage debt with varying interest rates dependent upon various market indexes. In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to shareholders.
We may incur losses on interest rate hedging arrangements.
Periodically, we have entered into agreements to reduce the risks associated with changes in interest rates, and we may continue to do so in the future. Although these agreements may partially protect against rising interest rates, they may also reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Additionally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.
Issuances of additional debt or equity may adversely impact our financial condition.
Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1 and BBB+, respectively, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. In light of the difficulties in the real estate industry and the volatile financial markets, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Risks Associated with Our Shares
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility of us failing to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer, or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you, or limit your opportunity to receive a premium for your shares which might otherwise exist if a third party were attempting to effect a change in control transaction.

Our share price will fluctuate.
Stock markets in general and our common shares have experienced significant price volatility over the past year. The market price and volume of our common shares may continue to be subject to significant fluctuations due not only to general stock market conditions but also to the risk factors discussed in this report and the following:
•	operating results which vary from the expectations of securities analysts and investors;

•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	the results of our financial condition and operations;

•	the perception of our growth and earnings potential;

•	dividend payment rates;

•	increases in market rates, which may lead purchasers of our common shares to demand a higher yield; and

•	changes in financial markets and national economic and general market conditions.
We may reduce dividends on our equity securities or elect to pay a portion of the dividend in common shares.
On November 24, 2008, we announced our Board of Trust Managers had declared a fourth quarter dividend of $0.70 per common share, totaling $2.80 per share for the year ended December 31, 2008. In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regards to the dividends paid deduction and our net capital gains. However, in the event of, among other factors, continued material future deterioration in business conditions, or continuing tightening in the credit markets, our Board of Trust Managers may decide to reduce our dividend while ensuring compliance with the requirements of the Code related to REIT qualification. In December 2008, the Internal Revenue Service announced it would treat a cash option share dividend as satisfying a public REIT’s distribution requirements for 2008 and 2009 so long as certain requirements are met. We may elect to pay dividends during this period in part in our common shares which would cause dilution to our earnings per share given the additional shares outstanding.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, tennis courts, and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers, and ceiling fans.

Operating Properties
The 181 operating properties, including properties held through joint ventures, which we owned interests in and operated at December 31, 2008, averaged 915 square feet of living area per apartment home. For the year ended December 31, 2008, no single operating property accounted for greater than 2.2% of our total revenues. Our operating properties, including properties held through joint ventures, had a weighted average occupancy rate of 93.9% and 93.7% for 2008 and 2007, respectively. Resident lease terms generally range from six to fifteen months. One hundred and fifty-six of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 9.6 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties

2001-2008	46

1996-2000	57

1991-1995	19

1986-1990	39

1980-1985	15

Prior to 1980	5

Property Table
The following table sets forth information with respect to our operating properties at December 31, 2008.
OPERATING PROPERTIES

	Number of	Year Placed	Average Apartment	2008 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
ARIZONA
Phoenix
Camden Copper Square	332	2000	786	93.1%
Camden Fountain Palms (8)	192	1986/1996	1,050	91.5
Camden Legacy	428	1996	1,067	93.7
Camden Pecos Ranch (8)	272	2001	924	93.6
Camden San Paloma	324	1993/1994	1,042	94.0
Camden Sierra (8)	288	1997	925	91.4
Camden Towne Center (8)	240	1998	871	92.2
Camden Vista Valley	357	1986	923	91.1
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	380	2001	1,009	95.1
Camden Harbor View	538	2004	975	94.8
Camden Main & Jamboree (2) (12)	290	2008	1,011	Lease-Up
Camden Martinique	714	1986	794	93.8
Camden Parkside (8)	421	1972	836	92.9
Camden Sea Palms	138	1990	891	95.4
San Diego/Inland Empire
Camden Old Creek (3)	350	2007	1,037	92.8
Camden Sierra at Otay Ranch	422	2003	962	94.6
Camden Tuscany	160	2003	896	96.4
Camden Vineyards	264	2002	1,053	91.3
COLORADO
Denver
Camden Caley	218	2000	925	95.9
Camden Centennial	276	1985	744	94.2
Camden Denver West (9)	320	1997	1,015	95.4
Camden Highlands Ridge	342	1996	1,149	96.0
Camden Interlocken	340	1999	1,022	96.7
Camden Lakeway	451	1997	932	94.1
Camden Pinnacle	224	1985	748	92.7
WASHINGTON DC METRO
Camden Ashburn Farms	162	2000	1,062	95.7
Camden Clearbrook	297	2007	1,048	94.9
Camden College Park (2) (12)	508	2008	942	Lease-Up
Camden Fair Lakes	530	1999	1,056	95.0
Camden Fairfax Corner	488	2006	934	96.5
Camden Fallsgrove	268	2004	996	97.8
Camden Grand Parc	105	2002	674	95.9
Camden Lansdowne	690	2002	1,006	96.0
Camden Largo Town Center	245	2000/2007	1,027	91.3
Camden Monument Place (3)	368	2007	856	93.2
Camden Potomac Yard (2)	378	2008	835	Lease-Up
Camden Roosevelt	198	2003	856	96.1
Camden Russett	426	2000	992	95.3
Camden Silo Creek	284	2004	975	95.2
Camden Summerfield (2)	291	2008	957	Lease-Up
Camden Westwind	464	2006	1,036	95.9
FLORIDA
Southeast Florida
Camden Aventura	379	1995	1,108	94.7
Camden Brickell	405	2003	937	96.4
Camden Doral	260	1999	1,120	97.3
Camden Doral Villas	232	2000	1,253	97.4
Camden Las Olas	420	2004	1,043	92.8
Camden Plantation	502	1997	1,201	93.7
Camden Portofino	322	1995	1,112	96.1

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2008 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Orlando
Camden Club	436	1986	1,077	94.1%
Camden Hunter’s Creek	270	2000	1,075	96.7
Camden Lago Vista	366	2005	955	93.8
Camden Landings	220	1983	748	93.6
Camden Lee Vista	492	2000	937	92.8
Camden Orange Court (2)	261	2008	812	Lease-Up
Camden Renaissance	578	1996/1998	899	93.3
Camden Reserve	526	1990/1991	824	93.6
Camden World Gateway	408	2000	979	95.4
Tampa/St. Petersburg
Camden Bay	760	1997/2001	943	93.2
Camden Bay Pointe	368	1984	771	93.8
Camden Bayside	832	1987/1989	748	94.7
Camden Citrus Park	247	1985	704	93.3
Camden Lakes	688	1982/1983	732	93.4
Camden Lakeside	228	1986	729	93.8
Camden Live Oaks	770	1990	1,093	94.2
Camden Preserve	276	1996	942	94.2
Camden Providence Lakes (4)	260	1996	1,024	92.2
Camden Royal Palms	352	2006	1,017	88.5
Camden Westshore (4)	278	1986	728	92.4
Camden Woods	444	1986	1,223	93.8
GEORGIA
Atlanta
Camden Brookwood	359	2002	912	93.7
Camden Deerfield	292	2000	1,187	93.5
Camden Dunwoody	324	1997	1,007	95.1
Camden Midtown Atlanta	296	2001	935	94.1
Camden Peachtree City	399	2001	1,027	95.5
Camden River	352	1997	1,103	94.4
Camden Shiloh	232	1999/2002	1,143	95.3
Camden St. Clair	336	1997	999	94.1
Camden Stockbridge	304	2003	1,009	92.2
Camden Sweetwater	308	2000	1,151	92.4
KENTUCKY
Louisville
Camden Brookside (10)	224	1987	732	96.4
Camden Meadows (10)	400	1987/1990	746	95.7
Camden Oxmoor (10)	432	2000	903	95.6
Camden Prospect Park (10)	138	1990	916	95.9
MISSOURI
Kansas City
Camden Passage (10)	596	1989/1997	834	95.3
St. Louis
Camden Cedar Lakes (10)	420	1986	852	92.6
Camden Cove West (10)	276	1990	828	95.6
Camden Cross Creek (10)	591	1973/1980	947	95.4
Camden Westchase (10)	160	1986	945	96.3

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2008 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
NEVADA
Las Vegas
Camden Bel Air	528	1988/1995	943	94.2%
Camden Breeze	320	1989	846	94.7
Camden Canyon (4)	200	1995	987	94.7
Camden Commons	376	1988	936	92.9
Camden Cove	124	1990	898	96.1
Camden Del Mar (4)	560	1995	986	91.2
Camden Fairways (4)	320	1989	896	92.8
Camden Hills	184	1991	439	96.3
Camden Legends	113	1994	792	92.9
Camden Palisades	624	1991	905	94.1
Camden Pines (8)	315	1997	982	96.8
Camden Pointe	252	1996	983	95.5
Camden Summit (8)	234	1995	1,187	96.6
Camden Tiara (8)	400	1996	1,043	95.2
Camden Vintage	368	1994	978	93.7
Oasis Bay (11)	128	1990	876	94.9
Oasis Crossings (11)	72	1996	983	95.9
Oasis Emerald (11)	132	1988	873	95.9
Oasis Gateway (11)	360	1997	1,146	94.3
Oasis Island (11)	118	1990	901	93.5
Oasis Landing (11)	144	1990	938	95.4
Oasis Meadows (11)	383	1996	1,031	94.3
Oasis Palms (11)	208	1989	880	92.9
Oasis Pearl (11)	90	1989	930	97.5
Oasis Place (11)	240	1992	440	95.5
Oasis Ridge (11)	477	1984	391	89.6
Oasis Sierra (11)	208	1998	923	94.9
Oasis Springs (11)	304	1988	838	93.0
Oasis Vinings (11)	234	1994	1,152	93.4
NORTH CAROLINA
Charlotte
Camden Ballantyne	400	1998	1,045	92.3
Camden Cotton Mills	180	2002	905	95.0
Camden Dilworth	145	2006	857	95.9
Camden Fairview	135	1983	1,036	95.5
Camden Forest	208	1989	703	92.7
Camden Foxcroft (5)	156	1979	940	Redevelopment
Camden Grandview	266	2000	1,057	93.7
Camden Habersham	240	1986	773	94.8
Camden Park Commons	232	1997	861	91.5
Camden Pinehurst	407	1967	1,147	93.2
Camden Sedgebrook	368	1999	972	94.3
Camden Simsbury	100	1985	874	95.7
Camden South End Square	299	2003	882	92.8
Camden Stonecrest	306	2001	1,098	93.7
Camden Touchstone (4)	132	1986	899	94.6

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2008 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Raleigh
Camden Crest	438	2001	1,013	94.1%
Camden Governor’s Village	242	1999	1,046	91.8
Camden Lake Pine	446	1999	1,066	94.4
Camden Manor Park	484	2006	966	94.6
Camden Overlook	320	2001	1,060	95.6
Camden Reunion Park	420	2000/2004	972	92.7
Camden Westwood	354	1999	1,027	94.3
PENNSYLVANIA
Camden Valleybrook	352	2002	992	96.3
TEXAS
Austin
Camden Cedar Hills (2)	208	2008	911	Lease-Up
Camden Gaines Ranch	390	1997	955	93.8
Camden Huntingdon	398	1995	903	95.7
Camden Laurel Ridge	183	1986	702	92.9
Camden Ridgecrest	284	1995	855	95.1
Camden South Congress (13)	253	2001	975	92.4
Camden Stoneleigh	390	2001	908	95.1
Corpus Christi
Camden Breakers (4)	288	1996	868	92.9
Camden Copper Ridge	344	1986	775	93.4
Camden Miramar (7)	778	1994-2004	482	80.8
Dallas/Fort Worth
Camden Addison (8)	456	1996	942	94.8
Camden Buckingham	464	1997	919	95.3
Camden Centreport	268	1997	911	93.8
Camden Cimarron	286	1992	772	95.5
Camden Farmers Market	904	2001/2005	932	94.8
Camden Gardens	256	1983	652	94.5
Camden Glen Lakes (4)	424	1979	877	91.7
Camden Legacy Creek	240	1995	831	96.2
Camden Legacy Park	276	1996	871	95.7
Camden Oasis	602	1986	548	83.6
Camden Springs	304	1987	713	92.6
Camden Valley Creek	380	1984	855	93.9
Camden Valley Park (5)	516	1986	743	Redevelopment
Camden Valley Ridge	408	1987	773	93.6
Camden Westview	335	1983	697	94.4

OPERATING PROPERTIES (CONTINUED)

	Number of	Year Placed	Average Apartment	2008 Average
Property and Location	Apartments	In Service	Size (Sq. Ft.)	Occupancy (1)
Houston
Camden Baytown	272	1999	844	95.8%
Camden City Centre (3)	379	2007	932	94.0
Camden Creek	456	1984	639	92.4
Camden Greenway	756	1999	861	96.3
Camden Holly Springs (8)	548	1999	934	95.1
Camden Midtown	337	1999	844	97.4
Camden Oak Crest	364	2003	870	95.9
Camden Park (8)	288	1995	866	96.4
Camden Plaza (3) (12)	271	2007	915	94.4
Camden Royal Oaks (3)	236	2006	923	90.0
Camden Steeplechase	290	1982	748	93.5
Camden Stonebridge	204	1993	845	97.2
Camden Sugar Grove (8)	380	1997	921	95.1
Camden Vanderbilt (4)	894	1996/1997	863	94.3
Camden West Oaks (6)	671	1982	726	94.7
Camden Whispering Oaks (2)	274	2008	934	Lease-Up

(1)	Represents average physical occupancy for the year except as noted below.

(2)	Properties under lease-up at December 31, 2008.

(3)	Development property completed during 2008 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(4)	Redevelopment completed during 2008 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(5)	Properties under redevelopment at December 31, 2008.

(6)	Property held for sale at December 31, 2008.

(7)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

(8)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(9)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(10)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.

(11)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(12)	Properties owned through a joint venture in which we own a 30% interest. The remaining interest is owned by an unaffiliated private investor.

(13)	Property owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.
Item 3. Legal Proceedings
For discussion regarding legal proceedings, see Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2008 Quarters:
First	$54.65	$42.18	$0.70
Second	55.35	44.08	0.70
Third	54.87	41.79	0.70
Fourth	44.95	18.96	0.70

2007 Quarters:
First	$79.26	$68.09	$0.69
Second	75.32	66.97	0.69
Third	68.74	54.96	0.69
Fourth	66.82	45.78	0.69
5-Year Performance
Key Market Indices
This graph assumes the investment of $100 on December 31, 2003 and quarterly reinvestments of dividends. [Source: NAREIT]
As of February 17, 2009, there were 659 shareholders of record and approximately 22,500 beneficial owners of our common shares.
The following table summarizes repurchases of our equity securities during the quarter ended December 31, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number of		as Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased Under
	Purchased	Paid per Share	Programs	the Program (1)

Month ended October 31, 2008	—	$—	—	$269,869,000
Month ended November 30, 2008	4,400	22.97	4,400	269,768,097
Month ended December 31, 2008	—	—	—	269,768,097

Total (2)	4,400	$22.97	4,400

(1)
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250.0 million of our common equity securities through open market purchases and privately negotiated transactions. In January 2008, our Board of Trust Managers approved the repurchase of up to an additional $250.0 million of our common equity securities.

(2)	From April 2007 through December 31, 2008, we repurchased approximately 4.3 million common shares for cash totaling approximately $230.2 million, or $53.56 average price per share.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2004 through 2008. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2008	2007	2006	2005(e)	2004
Operating Data (a)
Total property revenues	$624,016	$588,319	$561,029	$485,696	$347,174
Total property expenses	238,915	217,350	210,621	184,566	138,700
Total non-property income (loss)	(19,540)	25,002	35,530	50,912	27,884
Total other expenses	331,278	339,548	345,908	338,520	206,022
Income (loss) from continuing operations	(13,705)	41,721	119,953	147,022	18,815
Net income	70,973	148,457	232,846	199,086	41,341

Income (loss) from continuing operations per share
Basic	$(0.25)	$0.72	$2.12	$2.83	$0.45
Diluted	(0.25)	0.71	2.06	2.64	0.44
Net income per share
Basic	$1.28	$2.55	$4.11	$3.83	$1.00
Diluted	1.28	2.51	3.96	3.58	0.98

Distributions declared per common share	$2.80	$2.76	$2.64	$2.54	$2.54

Balance Sheet Data (at end of year)
Total real estate assets, at cost	$5,491,593	$5,527,403	$5,141,467	$5,039,007	$3,159,077
Total assets	4,730,342	4,890,760	4,586,050	4,487,799	2,629,364
Notes payable	2,832,396	2,828,095	2,330,976	2,633,091	1,576,405
Minority interests	187,787	219,952	223,511	221,023	159,567
Shareholders’ equity	1,411,494	1,531,313	1,734,356	1,370,903	738,515

Other Data
Cash flows provided by (used in):
Operating activities	$216,958	$223,106	$231,569	$200,845	$156,997
Investing activities	(37,374)	(346,798)	(52,067)	(207,561)	(65,321)
Financing activities	(173,074)	123,555	(180,044)	6,039	(92,780)
Funds from operations — diluted (b)	169,585	227,153	237,790	195,290	143,669

Property Data
Number of operating properties (at the end of year) (c)	181	182	186	191	144
Number of operating apartment homes (at end of year) (c)	62,903	63,085	63,843	65,580	51,456
Number of operating apartment homes (weighted average) (c)(d)	51,277	53,132	55,850	55,056	47,118
Weighted average monthly total property revenue per apartment home	$1,055	$1,025	$970	$888	$792
Properties under development (at end of period)	5	11	11	9	3

(a)	Excludes discontinued operations.

(b)
Management considers Funds from Operations (“FFO”) to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including minority interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies.

(c)	Includes discontinued operations.

(d)	Excludes apartment homes owned in joint ventures.

(e)	The 2005 results include the operations of Summit Properties Inc. subsequent to February 28, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performances, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	Volatility in capital and credit markets could adversely impact us;

•	We could be negatively impacted by the condition of Fannie Mae or Freddie Mac;

•	Unfavorable changes in economic conditions could adversely impact occupancy or rental rates;

•	We face risks associated with land holdings;

•	Difficulties of selling real estate could limit our flexibility;

•	Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	Development and construction risks could impact our profitability;

•	Our acquisition strategy may not produce the cash flows expected;

•	Competition could adversely affect our ability to acquire properties;

•	Losses from catastrophes may exceed our insurance coverage;

•	Investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor;

•	We face risks associated with investments in and management of discretionary funds;

•	We depend on our key personnel;

•	Changes in laws and litigation risks could affect our business;

•	Tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	We have significant debt, which could have important adverse consequences;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	Variable rate debt is subject to interest rate risk;

•	We may incur losses on interest rate hedging arrangements;

•	Issuances of additional debt or equity may adversely impact our financial condition;

•	Failure to maintain current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	Our share price will fluctuate; and

•	We may reduce dividends on our equity securities or elect to pay a portion of the dividend in common shares.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Unless the context requires otherwise, “we,” “our,” “us,” and the “Company,” refer to Camden Property Trust and Camden’s consolidated subsidiaries and partnerships, collectively.
Executive Summary
Our fiscal year 2008 results reflect the challenges the multifamily industry faced during the year. During fiscal year 2008, the factors adversely affecting demand for and rents received in our multifamily communities became more intense and pervasive across the United States. As a result, the already difficult conditions within the industry became progressively more challenging. High inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and fears of a prolonged recession, among other factors, have persisted throughout fiscal year 2008. The effects of these factors have been further magnified by credit tightening in the financial markets, increasing home foreclosures, and severe shortages of liquidity in the financial markets.
Based on our results for fiscal year 2008, the deteriorating market conditions discussed above, and our belief these conditions may not improve quickly, we expect negative growth in property revenues during fiscal year 2009. Current factors which may negatively affect our future performance include recent and expected future job losses, liquidity disruptions in the capital markets, recessionary concerns, uncertainty in the financial markets, and a continued oversupply of single-family homes and condominiums in many of the markets in which we operate. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will continue or will positively impact our operating results.
Due to the instability experienced during the current economic downturn, we believe the timing of an economic recovery is unclear and these conditions may not improve quickly. Our near term primary focus is to strengthen our capital and liquidity position by selectively disposing of properties, controlling and reducing construction and overhead costs, generating positive cash flows from operations, and reducing outstanding debt and leverage ratios.
We intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of its committed capital is invested, subject to two one-year extensions, the Fund and the Co-Investment Vehicle will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions. Our portfolio of apartment communities is geographically diverse, which we believe mitigates risks such as changes in demographics or job growth which may occur within individual markets, although may not mitigate such risks with respect to more wide spread economic declines. In the long term, we also intend to continue focusing on our development pipeline which currently contains twelve properties in various stages of construction, lease-up, and pre-development. The commencement of future developments has and may continue to be impacted by macroeconomic issues, increasing construction costs, and other factors. We expect decreasing levels of development activity in 2009 as compared to prior years.
We review our assets for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluations reflected our expectation of continued and increased challenges in the development of future multifamily communities, our belief these challenges will persist for some time, and our decision to not continue with five future development projects. Based on our evaluations, we recorded significant impairment charges in the fourth quarter to our land valuations, which materially affected our operating results during fiscal year 2008. Land valuations may continue to have significant fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have further impairments in the future.
The continuation of the current economic environment and capital market disruptions have and could continue to have a negative impact on us and adversely affect our future results of operations.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	December 31, 2008		December 31, 2007
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,064	30
Houston, Texas	6,620	16	6,346	15
Dallas, Texas	6,119	15	7,225	18
Washington, D.C. Metro	5,702	16	4,525	13
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,296	8
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,191	5
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,529	8
Austin, Texas	2,106	7	2,778	9
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	62,903	181	63,085	182

Properties Under Development
Houston, Texas	712	3	733	3
Washington, D.C. Metro	366	1	1,543	4
Austin, Texas	348	1	556	2
Los Angeles/Orange County, California	—	—	290	1
Orlando, Florida	—	—	261	1

Total Properties Under Development	1,426	5	3,383	11

Total Properties	64,329	186	66,468	193

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	1,946	6
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Austin, Texas	601	2	—	—
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	12,217	41

Total Properties Owned 100%	51,258	142	54,251	152

(1)	Refer to Note 7, “Investments in Joint Ventures,” in the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Figures for 2008 include Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2008, stabilization was achieved at five recently completed properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Old Creek San Marcos, CA	350	1Q07	1Q08
Camden Monument Place Fairfax, VA	368	4Q07	2Q08
Camden Plaza — joint venture Houston, TX	271	3Q07	2Q08
City Centre Houston, TX	379	4Q07	3Q08
Camden Royal Oaks Houston, TX	236	3Q06	4Q08
Partial Sales and Dispositions to Joint Ventures Included in Continuing Operations
In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to the Fund for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. In August 2008, we sold Camden South Congress to the Fund for approximately $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested approximately $2.8 million in the Fund.
There were no partial sales or dispositions to joint ventures for the year ended December 31, 2007.
During the year ended December 31, 2006, we recognized gains of approximately $91.5 million from the partial sale of nine properties to an affiliated unconsolidated joint venture. This partial sale generated net proceeds of approximately $170.9 million. The gains recognized on the partial sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets. We also recognized gains of approximately $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively. The gains recognized on the sales of these assets were included in continuing operations as we retained a partial interest in the ventures which own these assets. We recognized an additional gain of approximately $0.8 million on the sale of land located adjacent to one of our pre-development assets in College Park, Maryland. The gain on this sale was not included in discontinued operations as the operations and cash flows of these assets were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of December 31, 2008. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain on the disposal of the held for sale properties is also classified as discontinued operations.

A summary of our 2008 dispositions and properties held for sale as of December 31, 2008 is as follows:

	Number of
	Apartment	Date of
Property and Location	Homes	Disposition	Year Built

Dispositions
Camden Ridgeview Austin, TX	167	1Q08	1984
Camden Towne Village Mesquite, TX	188	2Q08	1983
Oasis Sands Las Vegas, NV	48	2Q08	1994
Camden Lakeview Irving, TX	476	3Q08	1985
Camden Arbors Westminster, CO	358	3Q08	1986
Camden Woodview Austin, TX	283	3Q08	1984
Camden Briar Oaks Austin, TX	430	3Q08	1980
Camden Place Mesquite, TX	442	3Q08	1984
Held for Sale
Camden West Oaks Houston, TX	671	n/a	1982

Total apartment homes sold and held for sale	3,063

During the year ended December 31, 2008, we received net proceeds of approximately $121.7 million and recognized gains of approximately $80.2 million from the sale of the eight operating properties listed above to unaffiliated third parties. During the year ended December 31, 2007, we received net proceeds of approximately $166.4 million and recognized gains of approximately $106.3 million from the sale of ten operating properties, containing 3,054 apartment homes, to unaffiliated third parties. During the year ended December 31, 2006, we received net proceeds of approximately $137.3 million and recognized a gain of approximately $78.8 million on the sale of eight operating properties, containing 3,041 apartment homes, to unaffiliated third parties.
During the year ended December 31, 2008, we recognized gains of approximately $1.1 million from the sale of land adjacent to our regional office in Las Vegas, Nevada. The gain on this sale was not included in discontinued operations as the operations and cash flows of this asset were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At December 31, 2008, we had undeveloped land parcels classified as held for sale as follows:

($ in millions)		Net Book
Location	Acres	Value

Southeast Florida	2.2	$7.4
Dallas	2.4	1.8

Total land held for sale		$9.2

There were no sales of undeveloped land during the year ended December 31, 2008. During the year ended December 31, 2007, we sold undeveloped land totaling approximately 0.9 acres to unrelated third parties. In connection with these sales, we received net proceeds of approximately $6.0 million and recognized gains totaling approximately $0.7 million. During the year ended December 31, 2006, we sold undeveloped land totaling approximately 8.7 acres to unrelated third parties. In connection with these sales, we received net proceeds of approximately $41.0 million and recognized gains totaling approximately $20.5 million.

Development and Lease-Up Properties
At December 31, 2008, we had five completed consolidated properties in lease-up as follows:

	Number of		% Leased		Estimated
($ in millions)	Apartment	Cost	at	Date of	Date of
Property and Location	Homes	Incurred	2/15/09	Completion	Stabilization

Camden Potomac Yard Arlington, VA	378	$104.5	73%	2Q08	4Q09
Camden Orange Court Orlando, FL	261	45.5	65%	2Q08	3Q09
Camden Summerfield Landover, MD	291	62.6	78%	2Q08	4Q09
Camden Cedar Hills Austin, TX	208	23.6	88%	4Q08	2Q09
Camden Whispering Oaks Houston, TX	274	27.3	80%	4Q08	3Q09

Total	1,412	$263.5	76%

At December 31, 2008, we had two consolidated properties under construction as follows:

				Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Camden Dulles Station Oak Hill, VA	366	$77.0	$71.4	$14.4	1Q09	3Q10
Camden Travis Street (a) Houston, TX	253	39.0	9.3	9.3	1Q10	3Q10

Total	619	$116.0	$80.7	$23.7

(a)	Camden Travis Street is owned in a fully-consolidated joint venture, of which we retain a 25% ownership.
Our consolidated balance sheet at December 31, 2008 included approximately $264.2 million related to properties under development and land. Of this amount, approximately $23.7 million related to projects currently under construction. Additionally, at December 31, 2008, we had approximately $184.3 million invested in land for projects we may begin constructing in the future and approximately $56.2 million invested primarily in land tracts in which future development activities have been put on hold.

At December 31, 2008, we had investments in non-consolidated joint ventures which were developing the following multifamily communities:

		Number of		Total
($ in millions)		Apartment	Estimated	Cost
Property and Location	Ownership %	Homes	Cost	Incurred

Completed Communities (1)
Camden Main & Jamboree Irvine, CA	30%	290	N/A	$110.1
Camden College Park College Park, MD	30%	508	N/A	125.3

Completed Communities Total		798		$235.4

Under Construction
Braeswood Place (1) (2) Houston, TX	30%	340	$48.6	$41.1
Belle Meade (2) Houston, TX	30%	119	33.2	20.0
Camden Amber Oaks (1) Austin, TX	20%	348	40.0	32.6

Under Construction Total		807	$121.8	$93.7

Pre-Development (3)		Total Acres

Lakes at 610 Houston, TX	30%	6.1	N/A	$6.4
Town Lake Austin, TX	72%	25.9	N/A	37.9

Pre-Development Total		32.0		$44.3

(1)	Properties in lease-up as of December 31, 2008.

(2)	Properties being developed by joint venture partner.

(3)	Properties in pre-development by joint venture partner.
Refer to Note 7, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Geographic Diversification
At December 31, 2008 and 2007, our investments in various geographic areas, excluding depreciation, investments in joint ventures, and properties held for sale, were as follows:

(in thousands)	2008		2007

Washington, D.C. Metro	$1,219,866	22.4%	$1,196,451	21.8%
Southeast Florida	446,629	8.2	444,645	8.1
Houston, Texas	377,041	6.9	374,177	6.8
Dallas, Texas	337,890	6.2	372,075	6.8
Tampa, Florida	386,816	7.1	370,379	6.7
Los Angeles/Orange County, California	330,849	6.1	346,452	6.3
Orlando, Florida	364,379	6.7	336,768	6.1
Atlanta, Georgia	319,047	5.8	316,733	5.8
Las Vegas, Nevada	321,782	5.9	314,609	5.7
Charlotte, North Carolina	316,387	5.8	312,760	5.7
Raleigh, North Carolina	237,023	4.3	235,263	4.3
San Diego/Inland Empire, California	226,556	4.1	225,769	4.1
Austin, Texas	159,897	2.9	221,807	4.1
Denver, Colorado	186,292	3.4	202,962	3.7
Phoenix, Arizona	118,003	2.2	117,092	2.1
Other	107,377	2.0	105,742	1.9

Total	$5,455,834	100.0%	$5,493,684	100.0%

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

	2008	2007	2006
Average monthly property revenue per apartment home	$1,055	$1,025	$970
Annualized total property expenses per apartment home	$4,845	$4,544	$4,370
Weighted average number of operating apartment homes owned 100%	49,312	47,832	48,200
Weighted average occupancy of operating apartment homes owned 100%	93.8%	93.7%	95.1%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2008 as compared to 2007 and for the year ended December 31, 2007 as compared to 2006:

	Apartment	Year Ended
	Homes	December 31,		Change
($ in thousands)	at 12/31/08	2008	2007	$	%

Property revenues
Same store communities	40,340	$498,875	$491,736	$7,139	1.5%
Non-same store communities	8,469	108,184	88,925	19,259	21.7
Development and lease-up communities	2,031	9,444	81	9,363	*
Dispositions/other	—	7,513	7,577	(64)	(0.8)

Total property revenues	50,840	$624,016	$588,319	$35,697	6.1%

Property expenses
Same store communities	40,340	$188,644	$180,277	$8,367	4.6%
Non-same store communities	8,469	40,395	33,444	6,951	20.8
Development and lease-up communities	2,031	5,694	140	5,554	*
Dispositions/other	—	4,182	3,489	693	19.9

Total property expenses	50,840	$238,915	$217,350	$21,565	9.9%

*	Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2007. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2007. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2007.

	Apartment	Year Ended
	Homes	December 31,		Change
	at 12/31/07	2007	2006	$	%

Property revenues
Same store communities	39,417	$479,015	$460,758	$18,257	4.0%
Non-same store communities	8,312	96,372	75,448	20,924	27.7
Development and lease-up communities	3,459	8,473	508	7,965	*
Dispositions/other	—	4,459	24,315	(19,856)	(81.7)

Total property revenues	51,188	$588,319	$561,029	$27,290	4.9%

Property expenses
Same store communities	39,417	$175,189	$171,320	$3,869	2.3%
Non-same store communities	8,312	35,488	27,392	8,096	29.6
Development and lease-up communities	3,459	4,726	532	4,194	*
Dispositions/other	—	1,947	11,377	(9,430)	(82.9)

Total property expenses	51,188	$217,350	$210,621	$6,729	3.2%

*	Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2006. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2006. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2006.

Same store analysis
Our same store property revenues for the year ended December 31, 2008 increased approximately $7.1 million, or 1.5%, from 2007 resulting primarily from increases in other property income, partially offset by a decline in rental revenues due to slight declines in average occupancy and average rental rates for our same store portfolio. Same store property revenues for the year ended December 31, 2007 increased approximately $18.3 million, or 4.0%, from 2006 primarily from increases in other property income and higher average rental income per apartment home, partially offset by declines in occupancy.
Same store property revenues for 2008 as compared to 2007 were positively impacted by increases in other property income due to the continued implementation of the Perfect Connection (also known as CamdenTV) in 2008, which provides cable services to our residents, and other utility rebilling programs. The increase in other property income was partially offset by a decrease in average rental rates, as we experienced rental rate decreases primarily as a result of the challenges we and the multifamily industry faced throughout the year, which are discussed in detail in the “Executive Summary.” Average total occupancy at our same store properties declined in 2008 as we experienced decreases in occupancy in a majority of our markets. We believe our operating performance during the current market environment benefited from the continued operational and technological enhancements we are making at many of our communities, which have created opportunities to take advantage of additional revenue sources.
Same store property revenues for 2007 as compared to 2006 were positively impacted by increases in revenues in substantially all markets. These revenue increases were driven by other property income which increased due to the implementation of Perfect Connection, and other utility rebilling programs. Our same store communities recognized an overall increase in average rental rates, and we experienced rental rate increases in all markets. The increase in average rental rates in 2007 was a result of moderate improvements in fundamentals such as job growth, population growth, and household formations. Average occupancy at our same store properties declined less than 1% in 2007, as we had slight decreases in occupancy in a majority of our markets.
Total property expenses from our same store communities increased approximately $8.4 million, or 4.6%, and approximately $3.9 million, or 2.3%, for the year ended December 31, 2008 as compared to 2007 and for the year ended December 31, 2007 as compared to 2006, respectively. The increases in same store property expenses per apartment home of $207 for the year ended December 31, 2008 as compared to 2007 were primarily due to increases in utility expenses in connection with our utility rebilling programs and real estate taxes. Real estate taxes increased primarily due to increases in appraisals and taxation rates. The increase for the year ended December 31, 2007 as compared to 2006 was primarily due to increases in repair and maintenance costs as well as utility expenses in connection with our utility rebilling programs.
Non-same store analysis and other analysis
Property revenues from non-same store and development and lease-up communities increased approximately $28.6 million for the year ended December 31, 2008 as compared to 2007 and increased approximately $28.9 million for the year ended December 31, 2007 as compared to 2006. The increases in both periods were primarily due to the completion and lease-up of certain properties in our development pipeline as well as property acquisitions in 2007 and 2006. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased approximately $12.5 million for the year ended December 31, 2008 as compared to 2007 and approximately $12.3 million for 2007 as compared to 2006. The increases in both periods were due to the completion and lease-up of properties in our development pipeline as well as acquisitions completed in 2007 and 2006.
Property revenues from dispositions/other decreased approximately $0.1 million and approximately $19.9 million for the year ended December 31, 2008 as compared to 2007 and for the year ended December 31, 2007 as compared to 2006, respectively. The decrease for the year ended December 31, 2007 primarily related to properties partially sold to joint ventures.
Property expenses from dispositions/other increased approximately $0.7 million and decreased approximately $9.4 million for the year ended December 31, 2008 as compared to 2007 and for the year ended December 31, 2007 as compared to 2006, respectively. The increase for the year ended December 31, 2008 as compared to December 31, 2007 primarily related to insurance costs related to Hurricane Ike. Refer to Note 14, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for further discussion. The decrease for the year ended December 31, 2007 as compared to December 31, 2006 primarily related to properties partially sold to joint ventures.

Non-property income

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2008	2007	$	%	2007	2006	$	%

Fee and asset management	$9,167	$8,293	$874	10.5%	$8,293	$14,041	$(5,748)	(40.9)%
Sale of technology investments	—	623	(623)	(100.0)	623	1,602	(979)	(61.1)
Interest and other income	4,736	8,804	(4,068)	(46.2)	8,804	9,771	(967)	(9.9)
Income (loss) on deferred compensation plans	(33,443)	7,282	(40,725)	*	7,282	10,116	(2,834)	(28.0)

Total non-property income (loss)	$(19,540)	$25,002	$(44,542)	(178.2)%	$25,002	$35,530	$(10,528)	(29.6)%

*	Not a meaningful percentage
Fee and asset management income, which represents income related to third-party construction and development projects and property management, for the year ended December 31, 2008 increased approximately $0.9 million as compared to 2007 and decreased approximately $5.7 million for the year ended December 31, 2007 as compared to 2006. Growth was relatively flat for 2008 as compared to 2007 due to decreased third-party construction activities in 2008, partially offset by increases in management fees earned from the Fund. The decrease in 2007 as compared to 2006 was primarily due to increased fees earned from joint ventures and third-party construction and development projects in 2006 as compared to 2007 as these 2006 projects were winding down in 2007 and were not replaced with additional projects.
Interest and other income decreased approximately $4.1 million for 2008 as compared to 2007 and decreased approximately $1.0 million for 2007 as compared to 2006. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, decreased approximately $0.8 million for 2008 as compared to 2007 and increased approximately $0.6 million for 2007 as compared to 2006. The decrease for 2008 as compared to 2007 was primarily due to contractual reductions in interest rates related to mezzanine loans for development communities which have reached stabilization, reductions in interest earned on variable rate notes due to reductions in the London Interbank Offered Rate (“LIBOR”), and principal payments received in 2008. The increase for 2007 as compared to 2006 was primarily due to new notes issued during the latter part of 2006 of approximately $9.1 million. Other income decreased approximately $3.3 million for 2008 as compared to 2007 and decreased approximately $1.6 million for 2007 as compared to 2006. Other income primarily represents income recognized upon the settlement of legal, insurance and warranty claims, and contract disputes. In 2007, other income included approximately $3.3 million related to settlement of a contract dispute.
Income on deferred compensation plans decreased approximately $40.7 million during the year ended December 31, 2008 as compared to 2007 and decreased approximately $2.8 million during the year ended December 31, 2007 as compared to 2006. The changes in income primarily related to the performance of the assets held in the deferred compensation plans for plan participants, which is subject to fluctuations in the financial markets.
Other expenses

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2008	2007	$	%	2007	2006	$	%

Property management	$19,910	$18,413	$1,497	8.1%	$18,413	$18,490	$(77)	(0.4)%
Fee and asset management	6,054	4,552	1,502	33.0	4,552	9,382	(4,830)	(51.5)
General and administrative	31,586	32,590	(1,004)	(3.1)	32,590	37,584	(4,994)	(13.3)
Interest	132,399	115,753	16,646	14.4	115,753	117,348	(1,595)	(1.4)
Depreciation and amortization	171,814	157,297	14,517	9.2	157,297	149,206	8,091	5.4
Amortization of deferred financing costs	2,958	3,661	(703)	(19.2)	3,661	3,782	(121)	(3.2)
Expense (benefit) on deferred compensation plans	(33,443)	7,282	(40,725)	*	7,282	10,116	(2,834)	(28.0)

Total non-property expenses	$331,278	$339,548	$(8,270)	(2.4)%	$339,548	$345,908	$(6,360)	(1.8)%

*	Not a meaningful percentage
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.5 million for the year ended December 31, 2008 as compared to 2007 and decreased approximately $0.1 million for 2007 as compared to 2006. Property management expenses were 3.2%, 3.1%, and 3.3% of total property revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

Fee and asset management expense, which represents expenses related to third-party construction and development projects and property management, increased approximately $1.5 million for 2008 as compared to 2007 and decreased approximately $4.8 million for 2007 as compared to 2006. The increase for 2008 as compared to 2007 was primarily attributable to increased costs associated with the Fund partially offset by decreases in our third-party construction activities. The decrease for 2007 as compared to 2006 is primarily attributable to decreased third-party activities, offset by costs associated with the Fund which was formed in the latter part of 2007.
General and administrative expenses decreased approximately $1.0 million during the year ended December 31, 2008 as compared to 2007 and decreased approximately $5.0 million during the year ended December 31, 2007 as compared to 2006, and were 5.0%, 5.4%, and 6.4% of total revenues, excluding income or loss on deferred compensation plans, for the years ended December 31, 2008, 2007, and 2006, respectively. The decreases in general and administrative expenses for the year ended December 31, 2008 as compared to 2007 and for December 31, 2007 as compared to 2006 were primarily due to decreases in salaries, incentive compensation, and legal expenses. Additionally, during 2006, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the next five years became immediately exercisable. By accelerating the vesting of these share awards, we recognized a one-time expense of approximately $4.2 million for the year ended December 31, 2006.
Interest expense for the year ended 2008 increased approximately $16.6 million as compared to 2007 primarily due to the repurchase of common shares using debt proceeds, the timing of refinancing portions of our long-term indebtedness at higher rates, and decreased capitalized interest, partially offset by decreased amounts outstanding on our line of credit, our repurchases and early retirement of outstanding debt, and a decline in interest rates on our floating rate debt, Refer to Note 9, “Notes Payable,” in the Notes to Consolidated Financial Statements for further discussion of our debt repurchases and retirements. Interest expense for the year ended 2007 decreased approximately $1.6 million as compared to 2006. Factors contributing to the decrease in interest expense in 2007 as compared to 2006 include repayment of debt from proceeds received from our July 2006 equity offering, property dispositions during both periods, and interest adjustments related to tax liabilities. Partially offsetting this decrease was interest incurred on debt used to repurchase our common shares during 2007. While our average debt level outstanding during 2007 increased slightly as compared to 2006, we continued to fund construction costs associated with our development pipeline, increasing interest capitalized by approximately $2.0 million in 2007 as compared to 2006.
Depreciation and amortization expense increased approximately $14.5 million during the year ended December 31, 2008 as compared to 2007 and increased approximately $8.1 million during the year ended December 31, 2007 as compared to 2006. The increases were primarily due to an increased level of new development and capital improvements placed in service each year as compared to the previous year, partially offset by dispositions.
Amortization of deferred financing costs decreased $0.7 million and $0.1 million during the years ended December 31, 2008, and 2007, respectively. The decrease for fiscal year 2008 was due to certain deferred financing costs becoming fully amortized.
Expense on deferred compensation plans decreased approximately $40.7 million during the year ended December 31, 2008 as compared to 2007 and decreased approximately $2.8 million during the year ended December 31, 2007 as compared to 2006. The changes in expense primarily related to the performance of the assets held in the deferred compensation plans for plan participants, which is subject to fluctuations in the financial markets.
Other

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2008	2007	$	%	2007	2006	$	%

Gain on sale of properties, including land	$2,929	$—	$2,929	100.0%	$—	$97,452	$(97,452)	(100.0)%
Gain on early retirement of debt	13,566	—	13,566	100.0	—	—	—	—
Impairment loss on land	(51,323)	(1,447)	(49,876)	*	(1,447)	—	(1,447)	(100.0)
Equity in income (loss) of joint ventures	(1,265)	1,526	(2,791)	(182.9)	1,526	5,156	(3,630)	(70.4)
Distributions on perpetual preferred units	(7,000)	(7,000)	—	—	(7,000)	(7,000)	—	—
Income allocated to common units and other minority interests	(4,052)	(4,729)	677	14.3	(4,729)	(15,685)	10,956	69.9
Income tax expense — current	(843)	(3,052)	2,209	72.4	(3,052)	—	(3,052)	(100.0)

*	Not a meaningful percentage

Gain on sale of properties, including land, totaled approximately $2.9 million for the year ended December 31, 2008 due to gains on the partial sale of properties to the Fund and a gain on the sale of a land parcel in Las Vegas, Nevada to an unaffiliated third-party. There was no gain on sale of properties, including land, for the year ended December 31, 2007. Gain on sale of properties, including land, for the year ended December 31, 2006 included gains of approximately $91.5 million from the partial sale of nine operating properties to an affiliated joint venture and approximately $5.2 million from the partial sales of land to affiliated joint ventures; also included in gain on sale of properties for the year ended December 31, 2006 was approximately $0.8 million from the sale of undeveloped land to an unaffiliated third party. See further discussion of gains associated with property dispositions in “Property Portfolio.”
Gain on early retirement of debt was approximately $13.6 million for the year ended December 31, 2008. These gains were the result of various repurchases and retirements of debt, and included a tender offer for certain series of outstanding debt, which resulted in the repurchase and retirement of approximately $108.3 million of debt from unrelated third parties for approximately $100.6 million. In addition to the tender offer, we repurchased and retired approximately $82.7 million of various series of other outstanding debt from unrelated third parties for approximately $75.7 million during the year ended December 31, 2008. These gains were partially offset by the proportionate share of unamortized loan costs and other costs associated with the retirement of the debt.
The impairment loss on land for the year ended December 31, 2008 of approximately $51.3 million reflects impairments in the value of land holdings for several potential development projects we no longer plan to pursue, including approximately $48.6 million related to land holdings for five projects we no longer plan to develop, approximately $1.6 million in the value of a land parcel held for future development, and approximately $1.1 million for costs capitalized for a potential joint venture development we no longer plan to pursue. The impairment loss on land for the year ended December 31, 2007 of approximately $1.4 million reflects impairment in the value of one potential development project we no longer plan to pursue. These impairment charges are the difference between each parcel’s estimated fair value and the carrying value, which includes pursuit and other costs.
Equity in income (loss) of joint ventures decreased approximately $2.8 million for the year ended December 31, 2008 as compared to 2007, and decreased approximately $3.6 million for the year ended December 31, 2007 as compared to 2006. Changes from period to period were due to changes in the number of properties held through joint ventures, and the development dilution we are experiencing on the completion of units in our joint venture development pipeline, which resulted in depreciation and interest expense recorded exceeding income recognized as these properties have not reached stabilization. We recognized approximately $2.8 million of gains for our proportionate share of the sale of three properties held through a joint venture during the year ended December 31, 2006.
Income allocated to common units and other minority interests decreased approximately $0.7 million during the year ended December 31, 2008 as compared to 2007 and decreased approximately $11.0 million during the year ended December 31, 2007 as compared to 2006. Income allocated to common units in 2006 included the impact of gains recognized on the partial sale of eight properties to an affiliated joint venture during the year ended December 31, 2006. A portion of the gains recognized were allocated to minority interest holders in Camden Operating, L.P.
For the tax year ended December 31, 2008, we had current income tax expense of approximately $0.8 million. Income tax expense decreased $2.2 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily attributable to less gains on property dispositions in states with high income tax rates and changes in state tax laws affecting one of our operating partnerships.
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
Reconciliations of net income to diluted FFO for the years ended December 31, 2008, 2007, and 2006 are as follows:

(in thousands)	2008	2007	2006
Funds from operations
Net income	$70,973	$148,457	$232,846
Real estate depreciation and amortization, including discontinued operations	171,009	161,064	157,233
Adjustments for unconsolidated joint ventures (1)	7,103	4,934	478
Gain on sale of properties, including land and discontinued operations, net of	(83,117)	(105,098)	(170,304)
Taxes
Income allocated to common units, including discontinued operations	3,617	17,796	17,537

Funds from operations — diluted	$169,585	$227,153	$237,790

Weighted average shares — basic	55,272	58,135	56,660
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	114	482	725
Common units	3,142	3,503	3,868

Weighted average shares — diluted	58,528	62,120	61,253

(1)
Adjustment for 2006 includes approximately $2.8 million in gains recognized on sales of properties held in joint ventures. 2006 adjustment is net of approximately $0.5 million in prepayment penalties incurred with the repayment of mortgage notes directly associated with the sold properties.

Liquidity and Capital Resources
Financial Condition and Sources of Liquidity
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:
•	extending and sequencing the maturity dates of our debt where possible;
•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;
•	maintaining conservative coverage ratios; and
•	using what management believes to be a prudent combination of debt and common and preferred equity.
Our interest expense coverage ratio, net of capitalized interest, was 2.6, 3.0, and 2.9 times for the years ended December 31, 2008, 2007, and 2006, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. At December 31, 2008, 2007, and 2006, 78.3%, 81.6%, and 80.5%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, excluding our line of credit, was 5.0 years at December 31, 2008.
Due to the instability experienced during the current economic downturn, we believe the timing of an economic recovery is unclear and these conditions may not improve quickly. Our near term primary focus is to strengthen our capital and liquidity position by selectively disposing of properties, controlling and reducing construction and overhead costs, generating positive cash flows from operations, and reducing outstanding debt and leverage ratios.

Our primary source of liquidity is cash flow generated from operations. Other sources include the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and access to the capital markets. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2009 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	initial funding of property developments, acquisitions, and notes receivable; and
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
Factors which could increase or decrease our future liquidity include but are not limited to current volatility in capital and credit markets, sources of financing, completion of planned asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets, and changes in operating costs resulting from a weakened economy, which could also impact occupancy and rental rates and ultimately impact our planned growth of capital.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon market conditions. The following is a discussion of our cash flows for the years ended December 31, 2008 and 2007.
Net cash provided by operating activities was approximately $217.0 million during the year ended December 31, 2008 as compared to approximately $223.1 million for the same period in 2007. The decrease was primarily due to increased interest payments on our levels of outstanding debt, timing of payments of trade payables and receivables, offset by growth in revenues from our same store, non-same store, and development communities.
Cash flows used in investing activities during the year ended December 31, 2008 totaled approximately $37.4 million, as compared to approximately $346.8 million during the year ended December 31, 2007. Cash outflows for property development, acquisition, and capital improvements were approximately $199.3 million during 2008 as compared to approximately $500.8 million during 2007. Proceeds received from sales of properties, sales of assets to joint ventures, joint venture distributions representing returns of investments, and sale of technology investments totaled approximately $177.1 million for the year ended December 31, 2008 as compared to approximately $178.9 million for the year ended December 31, 2007.
Net cash used in financing activities totaled approximately $173.1 million for the year ended December 31, 2008, primarily as a result of approximately $379.2 million in repayment of outstanding notes payable. The repayment consisted of approximately $100.6 million of outstanding notes payable related to our December 2008 tender offer, repurchase and retirement of approximately $75.7 million of various series of other outstanding debt, and repayment of approximately $201.9 million of maturing secured notes payable. See Note 9 of the Notes to Consolidated Financial Statements, “Notes Payable,” for further discussion. Net cash used in financing activities was also attributable to distributions paid to shareholders and minority interest holders of approximately $172.3 million and approximately $33.1 million of common share repurchases, offset by proceeds from notes payable and increases in our unsecured line of credit of approximately $385.9 million and $30.0 million, respectively. Net cash provided by financing activities totaled approximately $123.6 million for the year ended December 31, 2007, primarily as a result of approximately $808.0 million in proceeds from notes payable, offset by repayment of balances outstanding on our line of credit of approximately $91.0 million, payments of approximately $213.4 million related to the payoff of two senior unsecured notes and one mortgage note, approximately $200.5 million of common share repurchases, and distributions paid to shareholders and minority interest holders of approximately $178.1 million.

Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option through January 2011. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we believe we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2008, we had outstanding letters of credit totaling approximately $10.5 million, and had approximately $444.5 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
We have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2008, we had 66,027,911 common shares and no preferred shares outstanding.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB+, respectively, as well as the ability to borrow on a secured basis from Fannie Mae or Freddie Mac. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future. The capital and credit markets have been experiencing extreme volatility and disruption, which has caused the spreads on prospective debt financings to widen considerably and have made it more difficult to borrow money. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During 2009 approximately $3.9 million of secured mortgage notes and approximately $130.5 million of unsecured debt, including scheduled principal amortizations, are scheduled to mature. See Note 9 of the Notes to Consolidated Financial Statements, “Notes Payable,” for further discussion of scheduled maturities. Additionally, as of December 31, 2008, we had several current development projects in various stages of construction, for which a total estimated cost of approximately $63.4 million remained to be funded; we anticipate funding approximately $6 million of these costs through our unsecured line of credit and the remaining approximate $57 million from existing joint venture construction loans. We intend to meet our long-term liquidity requirements through the use of cash flows from operations, draws on our unsecured credit facility, property dispositions, secured mortgage notes, and debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regards to the dividends paid deduction and our net capital gains. In November 2008, we announced our Board of Trust Managers had declared a dividend distribution of $0.70 per share to our common shareholders of record as of December 4, 2008. The dividend was subsequently paid on January 2, 2009. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $2.80 per share or unit.

The following table summarizes our known contractual cash obligations as of December 31, 2008:

(in millions)	Total	2009	2010	2011	2012	2013	Thereafter
Debt maturities (1)	$2,832.4	$134.4	$355.5	$421.7	$772.2	$227.2	$921.4
Interest payments (2)	658.6	136.6	121.9	101.5	89.2	54.6	154.8
Capital contributions to Fund (3)	32.8	32.8	—	—	—	—	—
Non-cancelable lease payments	14.9	2.5	2.5	2.4	2.0	1.9	3.6
Postretirement benefit obligations	3.0	0.2	0.2	0.2	0.2	0.2	2.0
Construction contracts	63.4	61.5	1.9	—	—	—	—

	$3,605.1	$368.0	$482.0	$525.8	$863.6	$283.9	$1,081.8

(1)	Includes our line of credit and scheduled principal amortizations.

(2)
Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes, and secured notes. Interest payments on hedged loans were calculated based on the interest rates effectively fixed by the interest rate swap agreements. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of December 31, 2008 or the most recent practicable date.

(3)	Contingent on timing of capital calls by the Fund; subject to change.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are committed to additional funding under mezzanine loans provided to joint ventures. See further discussion of our investments in various joint ventures in Note 7, “Investments in Joint Ventures” and a discussion of our mezzanine construction financing in Note 8, “Notes Receivable” in the Notes to Consolidated Financial Statements.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
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
General. A comprehensive enumeration of our significant accounting policies is presented in Note 2 to the accompanying consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006. Each of our policies has been chosen based upon current authoritative literature that collectively comprises accounting principles generally accepted in the United States of America.
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

Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to our general liability and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. Interest, fee and asset management, and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition, and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed. We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from three to twenty years.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the derivative instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss and are reclassified into earnings when the hedged item affects earnings. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. We use derivative instruments to reduce the potential impact of changes in interest rates on variable-rate debt.
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

Accumulated other comprehensive income or loss on the Consolidated Balance Sheets reflects the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. When impairment exists the long-lived asset is adjusted to its respective fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we continually evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all interest and principal in accordance with the terms of the mezzanine loan, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled principal and interest with respect to these development loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals inject a significant amount of uncertainty into the environment. Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.
The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand of multifamily communities. We have analyzed trends and other information related to each potential development and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
We do not purchase land for resale. However, when we own land or communities which no longer fit into our plans and we determine the best use of the asset is the sale of the asset, the asset is accounted for as properties held for sale, including land, assuming the held for sale criteria defined in Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for us to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those which are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted FAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and this adoption has not and is not expected to materially affect how we determine fair value.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective for us for business combinations made on or after January 1, 2009. We expect the adoption of SFAS 141R to have a material effect on our accounting for future acquisitions of properties, which may fall under the definition of a business, as most transaction costs associated with such acquisitions will be expensed as opposed to the prior treatment of such charges as capitalized costs.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 also requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a noncontrolling interest its share of losses, even if such treatment results in a deficit non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively. We are currently evaluating the effects, if any, the adoption of SFAS 160 may have on our financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to non-forfeitable cash dividends, whether paid or unpaid, are participating securities and are participants of undistributed earnings. Because the awards are considered participating securities, the issuer is required to apply the two-class method of computing basic and diluted earnings per share which involves separate computations for common shares and participating securities. As we do accrue and pay non-forfeitable cash dividends on unvested share-based payment awards, these types of awards are considered participating securities and will be included in our earnings per share calculation in future periods. FSP 03-6-1 is effective for us on January 1, 2009 and will require retrospective application. The retrospective application on our adoption of this FSP would not have had any impact on basic or diluted earnings per share for the year ended December 31, 2008. The impact of our adoption of this FSP on basic and diluted earnings per share for the year ended December 31, 2007 would result in a decrease of approximately $0.01 and $0.02, respectively.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements” in a non-active market. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 upon issuance, and it did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2008 and 2007.

	December 31, 2008				December 31, 2007
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	% Of	Amount	Maturity	Interest	% Of
	(in millions)	(in years) (1)	Rate	Total	(in millions)	(in years) (1)	Rate	Total

Fixed rate debt (2)	$2,467.3	4.4	5.5%	87.1%	$2,655.5	4.6	5.4%	93.9%
Variable rate debt	365.1	11.5	2.7	12.9	172.6	19.8	5.0	6.1
(1)	Excludes balances outstanding under our unsecured line of credit, which are included in variable rate debt.

(2)
Includes a $500 million term loan entered into in 2007 and $3.4 million of a construction loan entered into in 2008 which has become effectively fixed by the use of an interest rate swap (see discussion below).

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
Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $76.0 million. The net income available to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements described below, would be approximately $3.7 million, holding all other variables constant.
We currently use interest rate caps and swaps to reduce the impact of interest rate fluctuations on certain variable indebtedness, not for trading or speculative purposes. Under the cap and swap agreements:
•	we agree to pay a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate; and
•	the counterparty agrees to pay us the interest rate that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.
As of December 31, 2008, the effect of our swap agreements was to fix the interest rate on approximately $503.4 million of our variable rate debt. Had the swap agreements not been in place during 2008, our annual interest costs would have been approximately $9.3 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated swap agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2008 and the swap agreements not been in place, our annual interest cost would have been approximately $4.2 million lower.
Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
Item 8. Financial Statements and Supplementary Data
Our response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls.   There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2008.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal controls over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of trust managers of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 18, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 18, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2009 in connection with the Annual Meeting of Shareholders to be held May 6, 2009.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2009 in connection with the Annual Meeting of Shareholders to be held May 6, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2009 in connection with the Annual Meeting of Shareholders to be held May 6, 2009.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,125,312	$41.37	2,370,310
Equity compensation plans not approved by security holders	—	—	—

Total	4,125,312	$41.37	2,370,310

Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or before March 23, 2009 in connection with the Annual Meeting of Shareholders to be held May 6, 2009.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or before March 23, 2009 in connection with the Annual Meeting of Shareholders to be held May 6, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
2.1	Agreement and Plan of Merger, dated October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Current Report on Form 8-K filed on October 5, 2004

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on October 6, 2004

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on January 25, 2005

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.5	First Supplemental Indenture dates as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.6	Indenture dated as of February 11, 2003 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.	Exhibit 4.1 to Form 8-K filed on May 7, 2007

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.8	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.9	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.10	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.11	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 6.75% Note due 2010	Exhibit 4.3 to Form 8-K filed on September 17, 2001

4.14	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.15	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
4.16	Form of Camden Property Trust 4.70% Note due 2009	Exhibit 4.2 to Form 8-K filed on July 12, 2004

4.17	Form of Camden Property Trust 4.375% Note due 2010	Exhibit 4.2 to Form 8-K filed on December 20, 2004

4.18	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.19	Form of Camden Property Trust 5.700% Notes due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.20	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

4.21	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.22	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.23	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.24	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.25	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.26	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.59% Medium-Term Note due 2009	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended March 31, 1999 (File No. 000-22411)

4.27	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.50% Medium-Term Note due 2010	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792)

4.28	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008 between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and each of H. Malcolm Stewart, Dennis M. Steen, and Steven K. Eddington.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.8	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOPTM), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes	Exhibit 1.1 to Form 8-K filed on March 21, 1997

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.15	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 99.3 to Form 8-K filed on November 30, 2007

10.17	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 99.4 to Form 8-K filed on November 30, 2007

10.18	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.19	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.20	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.21	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.22	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.23	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.24	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.25	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.26	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.27	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.28	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.29	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.30	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.31	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.32	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

10.35	Amendment No. 1 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on July 29, 2008

10.36	Amendment No. 2 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on December 8, 2008

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.37
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.38
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.39
Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders named therein
Exhibit 99.1 to Form 8-K filed on January 18, 2005

10.40	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders	Exhibit 99.1 to Form 8-K filed on January 20, 2006

10.41	Form of Credit Agreement dated as of August 17, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent.	Exhibit 99.1 to Form 8-K filed on August 21, 2007

10.42
Form of Credit Agreement dated as of October 4, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the financial institutions and other entities designated as “Lenders” on Schedule I thereto.
Exhibit 99.1 to Form 8-K filed on October 10, 2007

10.43	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.44	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen	Exhibit 10.5 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.45	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr.	Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.46	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.47	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.48	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.49	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.50	Separation Agreements and General Release, dated as of March 16, 2007, between Camden Property Trust and James M. Hinton	Exhibit 99.1 to Form 8-K filed on March 22, 2007

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
10.51
Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company
Exhibit 10.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended June 30, 2003

10.52	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000

10.53
First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein
Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001

10.54	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1
Powers of Attorney for Richard J. Campo, D. Keith Oden, William R. Cooper, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Steven A. Webster, and Kelvin R. Westbrook
Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 19, 2009	CAMDEN PROPERTY TRUST
	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 19, 2009

/s/ D. Keith Oden D. Keith Oden	President and Trust Manager	February 19, 2009

/s/ Dennis M. Steen Dennis M. Steen	Chief Financial Officer, Senior Vice President-Finance and Secretary (Principal Financial Officer)	February 19, 2009

/s/ Michael P. Gallagher Michael P. Gallagher	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 19, 2009

* William R. Cooper	Trust Manager	February 19, 2009

*	Trust Manager	February 19, 2009
Scott S. Ingraham

* Lewis A. Levey	Trust Manager	February 19, 2009

* William B. McGuire, Jr.	Trust Manager	February 19, 2009

* F. Gardner Parker	Trust Manager	February 19, 2009

* William F. Paulsen	Trust Manager	February 19, 2009

* Steven A. Webster	Trust Manager	February 19, 2009

* Kelvin R. Westbrook	Trust Manager	February 19, 2009

*By:	/s/ Dennis M. Steen
Dennis M. Steen
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 18, 2009

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2008	2007
Assets
Real estate assets, at cost
Land	$744,059	$730,548
Buildings and improvements	4,447,587	4,316,472

	5,191,646	5,047,020
Accumulated depreciation	(981,049)	(868,074)

Net operating real estate assets	4,210,597	4,178,946
Properties under development and land	264,188	446,664
Investments in joint ventures	15,106	8,466
Properties held for sale, including land	20,653	25,253

Total real estate assets	4,510,544	4,659,329

Accounts receivable — affiliates	37,000	35,940
Notes receivable
Affiliates	58,109	50,358
Other	8,710	11,565
Other assets, net	103,013	126,996
Cash and cash equivalents	7,407	897
Restricted cash	5,559	5,675

Total assets	$4,730,342	$4,890,760

Liabilities and shareholders’ equity
Liabilities
Notes payable
Unsecured	$2,103,187	$2,265,319
Secured	729,209	562,776
Accounts payable and accrued expenses	82,575	107,403
Accrued real estate taxes	23,600	24,943
Distributions payable	42,936	42,689
Other liabilities	149,554	136,365

Total liabilities	3,131,061	3,139,495

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925
Common units	88,075	111,624
Other minority interests	1,787	10,403

Total minority interests	187,787	219,952

Shareholders’ equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 68,770 and 68,030 issued; 66,028 and 65,434 outstanding at December 31, 2008 and 2007, respectively	660	654
Additional paid-in capital	2,237,703	2,209,631
Distributions in excess of net income	(312,309)	(227,025)
Employee notes receivable	(295)	(1,950)
Treasury shares, at cost	(463,209)	(433,874)
Accumulated other comprehensive loss	(51,056)	(16,123)

Total shareholders’ equity	1,411,494	1,531,313

Total liabilities and shareholders’ equity	$4,730,342	$4,890,760

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Property revenues
Rental revenues	$547,718	$525,497	$510,129
Other property revenues	76,298	62,822	50,900

Total property revenues	624,016	588,319	561,029
Property expenses
Property operating and maintenance	168,883	155,181	151,595
Real estate taxes	70,032	62,169	59,026

Total property expenses	238,915	217,350	210,621
Non-property income
Fee and asset management	9,167	8,293	14,041
Sale of technology investments	—	623	1,602
Interest and other income	4,736	8,804	9,771
Income (loss) on deferred compensation plans	(33,443)	7,282	10,116

Total non-property income (loss)	(19,540)	25,002	35,530
Other expenses
Property management	19,910	18,413	18,490
Fee and asset management	6,054	4,552	9,382
General and administrative	31,586	32,590	37,584
Interest	132,399	115,753	117,348
Depreciation and amortization	171,814	157,297	149,206
Amortization of deferred financing costs	2,958	3,661	3,782
Expense (benefit) on deferred compensation plans	(33,443)	7,282	10,116

Total other expenses	331,278	339,548	345,908
Income from continuing operations before gain on sale of properties, gain on early retirement of debt, impairment loss on land, equity in income (loss) of joint ventures, minority interests, and income taxes	34,283	56,423	40,030
Gain on sale of properties, including land	2,929	—	97,452
Gain on early retirement of debt	13,566	—	—
Impairment loss on land	(51,323)	(1,447)	—
Equity in income (loss) of joint ventures	(1,265)	1,526	5,156
Income allocated to minority interests
Distributions on perpetual preferred units	(7,000)	(7,000)	(7,000)
Income allocated to common units and other minority interests	(4,052)	(4,729)	(15,685)

Income (loss) from continuing operations before income taxes	(12,862)	44,773	119,953
Income tax expense — current	(843)	(3,052)	—

Income (loss) from continuing operations	(13,705)	41,721	119,953
Income from discontinued operations	4,480	13,214	15,927
Gain on sale of discontinued operations, including land, net of tax	80,198	107,039	99,273
Income from discontinued operations allocated to common units	—	(13,517)	(2,307)

Net income	$70,973	$148,457	$232,846

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Earnings per share — basic
Income (loss) from continuing operations	$(0.25)	$0.72	$2.12
Income from discontinued operations, including gain on sale and income allocated to common units	1.53	1.83	1.99

Net income	$1.28	$2.55	$4.11

Earnings per share — diluted
Income (loss) from continuing operations	$(0.25)	$0.71	$2.06
Income from discontinued operations, including gain on sale and income allocated to common units	1.53	1.80	1.90

Net income	$1.28	$2.51	$3.96

Distributions declared per common share	$2.80	$2.76	$2.64
Weighted average number of common shares outstanding	55,272	58,135	56,660
Weighted average number of common and common dilutive equivalent shares outstanding	55,272	59,125	59,524

Consolidated Statements of Comprehensive Income
Net income	$70,973	$148,457	$232,846
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(35,069)	(16,123)	—
Gain on postretirement obligations	136	—	—

Comprehensive income	$36,040	$132,334	$232,846

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common					Accumulated
	shares of	Additional	Distributions	Employee	Treasury	other	Total
	beneficial	paid-in	in excess of	notes	shares, at	comprehensive	shareholders’
(in thousands, except per share amounts)	interest	capital	net income	receivable	cost	loss	equity

Shareholders’ Equity, January 1, 2006	608	1,902,595	(295,074)	(2,078)	(235,148)	—	1,370,903

Net income			232,846				232,846
Other comprehensive income						—	—
Common shares issued (3,600 shares)	36	254,895					254,931
Common shares issued under dividend reinvestment plan		30					30
Share awards issued under benefit plan (317 shares)	3	(1)			(2)		—
Share awards canceled under benefit plan (31 shares)		—					—
Amortization of previously granted share awards		12,964					12,964
Employee share purchase plan		1,359			935		2,294
Repayment of employee notes receivable, net				42			42
Share awards placed into deferred plans (97 shares)	(1)	1					—
Common share options exercised (119 shares)	1	5,293					5,294
Conversions and redemptions of operating partnership units (334 shares)	3	6,486					6,489
Cash distributions ($2.64 per share)			(151,437)				(151,437)

Shareholders’ equity, December 31, 2006	$650	$2,183,622	$(213,665)	$(2,036)	$(234,215)	$—	$1,734,356

Net income			148,457				148,457
Other comprehensive income						(16,123)	(16,123)
Common shares issued under dividend reinvestment plan		38					38
Share awards issued under benefit plan (282 shares)	3	18			(64)		(43)
Share awards canceled under benefit plan (65 shares)	(1)	1					—
Amortization of previously granted share awards		9,327					9,327
Employee share purchase plan		817			562		1,379
Repayment of employee notes receivable, net				86			86
Share awards placed into deferred plans (151 shares)	(2)	2					—
Common share options exercised (96 shares)	1	4,333					4,334
Conversions and redemptions of operating partnership units (266 shares)	3	11,473					11,476
Common shares repurchased (3,604 shares)					(200,157)		(200,157)
Cumulative effect of a change in accounting principle			(2,496)				(2,496)
Cash distributions ($2.76 per share)			(159,321)				(159,321)

Shareholders’ equity, December 31, 2007	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$1,531,313

Net income			70,973				70,973
Other comprehensive income (loss)						(34,933)	(34,933)
Common shares issued under dividend reinvestment plan		7					7
Share awards issued under benefit plan (268 shares)	3	(3)					—
Share awards canceled under benefit plan (36 shares)	—	—					—
Amortization of previously granted share awards		10,221					10,221
Employee share purchase plan		142			740		882
Repayment of employee notes receivable, net				1,655			1,655
Share awards placed into deferred plans (147 shares)	(2)	2					—
Common share options exercised (45 shares)	—	2,155					2,155
Conversions and redemptions of operating partnership units (464 shares)	5	15,548					15,553
Common shares repurchased (695 shares)					(30,075)		(30,075)
Cash distributions ($2.80 per share)			(156,257)				(156,257)

Shareholders’ equity, December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$1,411,494

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$70,973	$148,457	$232,846
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	169,151	157,137	159,860
Gain on sale of discontinued operations	(80,198)	(107,039)	(99,273)
Impairment loss on land	51,323	1,447	—
Gain on early retirement of debt	(13,566)	—	—
Income allocated to minority interests	11,052	25,246	24,992
Share-based compensation	7,663	7,547	11,619
Distributions of income from joint ventures	5,392	5,406	—
Amortization of deferred financing costs	2,975	3,689	3,813
Equity in loss (income) of joint ventures	1,265	(1,526)	(5,156)
Accretion of discount on unsecured notes payable	571	590	694
Gain on sale of technology investments	—	(623)	(1,602)
Gain on sale of properties, including land	(2,929)	—	(97,452)
Interest on notes receivable — affiliates	(3,688)	(4,112)	(108)
Net change in operating accounts	(3,026)	(13,113)	1,336

Net cash from operating activities	$216,958	$223,106	$231,569

Cash flows from investing activities
Development and capital improvements	(199,269)	(417,789)	(334,339)
Proceeds from sales of properties, including land and discontinued operations	123,513	171,757	181,963
Proceeds from partial sales of assets to joint ventures	52,509	—	213,720
Investments in joint ventures	(10,444)	(6,015)	(3,147)
Distributions of investments from joint ventures	1,058	6,525	47,922
Acquisition of operating properties	—	(83,031)	(109,961)
Payment of merger related liabilities	—	—	(8,233)
Earnest money deposits on potential transactions	—	(340)	(4,803)
Increase in notes receivable — affiliates	(3,487)	(3,154)	(41,615)
Payments received on notes receivable — other	2,855	1,000	9,406
Change in restricted cash	116	(954)	368
Proceeds from the sale of technology investments	—	623	1,602
Issuance of notes receivable — other	—	(8,710)	—
Other	(4,225)	(6,710)	(4,950)

Net cash from investing activities	$(37,374)	$(346,798)	$(52,067)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from financing activities
Proceeds from notes payable	$385,927	$807,990	$—
Repayment of notes payable	(379,213)	(213,376)	(227,284)
Net increase (decrease) in unsecured line of credit and short-term borrowings	30,000	(91,000)	(45,000)
Payment of deferred financing costs	(4,321)	(5,113)	(2,945)
Distributions to shareholders and minority interests	(172,332)	(178,142)	(166,234)
Repurchase of common shares and units	(33,133)	(200,467)	(170)
Common share options exercised	1,729	3,795	4,155
Repayment of employee notes receivable	1,679	190	150
Proceeds from issuance of common shares	—	—	254,931
Net increase (decrease) in accounts receivable — affiliates	(929)	(1,452)	382
Other	(2,481)	1,130	1,971

Net cash from financing activities	$(173,074)	$123,555	$(180,044)

Net increase (decrease) in cash and cash equivalents	6,510	(137)	(542)
Cash and cash equivalents, beginning of year	897	1,034	1,576

Cash and cash equivalents, end of year	$7,407	$897	$1,034

Supplemental information
Cash paid for interest, net of interest capitalized	$136,172	$114,531	$121,396
Cash paid for income taxes	1,651	2,555	—

Supplemental schedule of non-cash investing and financing activities
Distributions declared but not paid	$42,937	$42,693	$43,068
Decrease (increase) in liabilities associated with construction and capital expenditures	24,167	40	(5,261)
Conversion of operating partnership units to common shares	15,793	11,638	6,569
Debt disposed of through dispositions	14,010	—	—
Value of shares issued under benefit plans, net of cancellations	10,766	15,381	16,144
Contribution of real estate assets to joint ventures	10,523	—	33,493
Assumption of debt by joint venture	—	—	30,525
Cancellation of notes receivable — affiliate in connection with property acquisition	—	—	12,053
Common units issued in connection with investment in joint venture	—	—	1,900
Acquisition of Summit, net of cash acquired, at fair value
Assets acquired	—	—	1,881
Liabilities assumed	—	—	1,881
Minority interests issued in connection with real estate contribution	—	532	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2008, we owned interests in, operated, or were developing 186 multifamily properties comprising 64,329 apartment homes across the United States. We had 1,426 apartment homes under development at five of our multifamily properties, including 1,060 apartment homes at four multifamily properties owned through joint ventures, in which we own an interest, in addition to other sites we may develop into multifamily apartment communities. Additionally, one property comprised of 671 apartment homes was designated as held for sale.
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
Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. When impairment exists the long-lived asset is adjusted to its respective fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we continually evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all interest and principal in accordance with the terms of the mezzanine loan, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled principal and interest with respect to these development loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals inject a significant amount of uncertainty into the environment. Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.

The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of demand of multifamily communities. We have analyzed trends and other information related to each potential development and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Expenditures directly related to the development, acquisition, and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $17.7 million, $22.6 million, and $20.6 million in 2008, 2007, and 2006, respectively. Capitalized real estate taxes were approximately $3.4 million, $3.5 million, and $2.6 million in 2008, 2007, and 2006, respectively.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is all operating expenses associated with completed apartment homes are expensed. We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from three to twenty years.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term
Derivative Instruments. We utilize derivative financial instruments to manage interest rate risk, and we designate the derivative instruments as cash flow hedges. Derivative instruments are recorded in the balance sheet as either an asset or a liability measured at fair value. For cash flow hedge relationships, changes in the fair value of the derivative instrument deemed effective at offsetting the risk being hedged are reported in other comprehensive income or loss and are reclassified into earnings when the hedged item affects earnings. The ineffective portion is recognized in current period earnings. Derivatives not designated or not qualifying for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. We do not use derivative instruments for trading or speculative purposes. We use derivative instruments to reduce the potential impact of changes in interest rates on variable-rate debt.

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
See Note 10, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Accumulated other comprehensive income or loss in the Consolidated Balance Sheets includes the effective portions of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Discontinued Operations. The results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of earnings that are classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties is also classified as discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell, and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with SFAS No. 66 “Accounting for Real Estate Sales,” provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. Interest, fee and asset management, and all other sources of income are recognized as earned. Two of our properties are subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the purchase method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Insurance. Our primary lines of insurance coverage are property, general liability, and health and workers’ compensation. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 11, “Share Based Compensation and Benefit Plans.” Deferred financing costs are amortized over the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which range from three to ten years.

Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentations. We reclassified one property previously included in discontinued operations to continuing operations during the three months ended June 30, 2008 as management made the decision not to sell this asset. As a result, we adjusted the current and prior period consolidated financial statements to reflect this reclassification. Additionally, we recorded a depreciation charge of approximately $0.6 million during the year ended December 31, 2008 on this asset in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 98%, 97%, and 96% of our total consolidated revenues, excluding income or loss on deferred compensation plans, for the years ended December 31, 2008, 2007, and 2006, respectively.
Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits, and escrowed amounts related to our development activities. Substantially all restricted cash is invested in demand and short-term instruments.
Share Based Compensation. Compensation expense associated with share-based awards under SFAS 123R is recognized in our consolidated statements of income and comprehensive income using the grant-date fair values. Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Share awards can have vesting periods of up to ten years. The fair value of stock option grants was estimated using the Black-Scholes valuation model. The compensation cost for share awards is based on the market value of the shares on the date of grant.
Use of Estimates. In the application of accounting principles generally accepted in the United States of America (“GAAP,”) management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to our general liability and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of SFAS 157 for us to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those which are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted FAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and this adoption has not and is not expected to materially affect how we estimate fair value, although future disclosures regarding how we develop fair value estimates for nonfinancial assets and liabilities is expected to be enhanced. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a non-active market. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 upon issuance, and it did not have a material impact on our estimated fair value measurements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination. SFAS 141R is effective for us for business combinations made on or after January 1, 2009. We expect the adoption of SFAS 141R to have a material effect on our accounting for acquisitions of properties, which may fall under the definition of a business, as most transaction costs associated with such acquisitions will be expensed as opposed to the prior capitalization of such costs.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 clarifies a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to non-controlling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the non-controlling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 also requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a non-controlling interest its share of losses, even if such treatment results in a deficit non-controlling interests balance within the parent’s equity accounts. SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively. We are currently evaluating the effects, if any, the adoption of SFAS 160 may have on our financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to non-forfeitable cash dividends, whether paid or unpaid, are participating securities and are participants of undistributed earnings. Because the awards are considered participating securities, the issuer is required to apply the two-class method of computing basic and diluted earnings per share which involves separate computations for common shares and participating securities. As we do accrue and pay non-forfeitable cash dividends on unvested share-based payment awards, these types of awards are considered participating securities and will be included in our earnings per share calculation in future periods. FSP 03-6-1 is effective for us on January 1, 2009 and will require retrospective application. The retrospective application on our adoption of this FSP would not have had any impact on basic or diluted earnings per share for the year ended December 31, 2008. The impact of our adoption of this FSP on basic and diluted earnings per share for the year ended December 31, 2007 would result in a decrease of approximately $0.01 and $0.02, respectively.
3. Share Data
Basic earnings per share are computed using income (loss) from continuing operations and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items that have a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the years ended December 31, 2008, 2007, and 2006, 5.2 million, 4.3 million, and 2.8 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were not determined to be dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Basic earnings per share calculation
Income (loss) from continuing operations	$(13,705)	$41,721	$119,953
Income from discontinued operations, including gain on sale	84,678	106,736	112,893

Net income	$70,973	$148,457	$232,846

Income (loss) from continuing operations — per share	$(0.25)	$0.72	$2.12
Income from discontinued operations — per share	1.53	1.83	1.99

Net income — per share	$1.28	$2.55	$4.11

Weighted average number of common shares outstanding	55,272	58,135	56,660

Diluted earnings per share calculation
Income (loss) from continuing operations	$(13,705)	$41,721	$119,953
Income allocated to common units	—	27	2,432

Income (loss)from continuing operations, as adjusted	(13,705)	41,748	122,385
Income from discontinued operations, including gain on sale	84,678	106,736	112,893
Income from discontinued operations allocated to common units	—	—	652

Net income, as adjusted	$70,973	$148,484	$235,930

Income (loss) from continuing operations, as adjusted — per share	$(0.25)	$0.71	$2.06
Income from discontinued operations — per share	1.53	1.80	1.90

Net income, as adjusted — per share	$1.28	$2.51	$3.96

Weighted average common shares outstanding	55,272	58,135	56,660
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	482	725
Common units	—	508	2,139

Weighted average common shares outstanding, as adjusted	55,272	59,125	59,524

In April 2007, our Board of Directors approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. We intend to use proceeds from asset sales and borrowings under our line of credit to fund share repurchases. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2008. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2008.
At December 31, 2008 and 2007, 12.9 million and 12.2 million shares, respectively, were held in treasury.
In June 2006, we issued 3.6 million common shares at $71.25 per share in a public equity offering. We used the net proceeds of approximately $254.9 million to reduce indebtedness on our unsecured line of credit and for general corporate purposes.
We filed an automatic shelf registration statement with the Securities and Exchange Commission during 2006 which became effective upon filing. We may use the shelf registration statement to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides that we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of December 31, 2008, we had 66,027,911 common shares and no preferred shares outstanding under our declaration of trust.

4. Operating Partnerships
At December 31, 2008, approximately 11% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has issued both common and preferred limited partnership units. As of December 31, 2008, we held 89.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising 1,177,115 units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.
Camden Operating has $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units are redeemable beginning in December 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. There were no redemptions as of December 31, 2008. The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt. Distributions on the Series B preferred units totaled approximately $7.0 million for each of the years ended December 31, 2008, 2007, and 2006.
We are the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising 669,348 units, are exchangeable into 508,035 common shares.
At December 31, 2008, approximately 24% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (“the Camden Summit Partnership”). This operating partnership has issued common limited partnership units. As of December 31, 2008, we held 93.5% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising 1,260,085 units, are primarily held by former officers, directors and investors of Summit Properties, Inc. (“Summit”), a company we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
In conjunction with our merger with Summit, we acquired employee notes receivable from former employees of Summit. At December 31, 2008 and 2007, the notes receivable had an outstanding balance of approximately $0.3 million and $2.0 million, respectively. During 2008, one employee repaid all his notes outstanding totaling approximately $1.6 million. As of December 31, 2008, the one remaining employee note receivable was 100% secured by Camden common shares.
5. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regards to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. For the year ended December 31, 2006, we designated dividends from 2007 to meet our dividend distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, excise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes.

The following table reconciles net income to REIT taxable income for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net income	$70,973	$148,457	$232,846
Net (income) loss of taxable REIT subsidiaries included above	9,239	(3,449)	(6,540)

Net income from REIT operations	80,212	145,008	226,306
Book depreciation and amortization, including discontinued operations	175,162	164,978	163,673
Tax depreciation and amortization	(164,327)	(155,173)	(177,153)
Book/tax difference on gains/losses from capital transactions	826	(25,985)	(90,694)
Book/tax difference on impairment of loss on land	51,323	1,447	—
Book/tax difference on merger costs	(68)	(234)	(331)
Other book/tax differences, net	(15,342)	7,843	(767)

REIT taxable income	127,786	137,884	121,034
Dividends paid deduction	(151,346)	(144,604)	(121,034)

Dividends paid in excess of taxable income	$(23,560)	$(6,720)	$—

A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
Common Share Distributions	2008	2007	2006
Ordinary income	$1.34	$1.20	$0.26
Long-term capital gain	0.91	1.18	1.85
Unrecaptured Sec. 1250 gain	0.55	0.38	0.53

Total	$2.80	$2.76	$2.64

Percentage of distributions representing tax preference items	5.59%	7.15%	5.99%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2008, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $15.8 million which expire in years 2020 to 2028. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized, no benefits of these NOL’s have been recognized in our consolidated financial statements.
SFAS No. 109, “Accounting for Income Taxes,” requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by approximately $1,073.3 million.
Income Tax Expense — Current. For the tax year ended December 31, 2008, we had current income tax expense of approximately $0.8 million, comprised mainly of state income taxes. Income tax expense decreased $2.2 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily attributable to a $1.6 million decrease in state taxes for our operating partnerships. This decrease was primarily attributable to less gains on property dispositions in states with high income tax rates and changes in state tax laws affecting one of our operating partnerships.
Income Tax Expense — Deferred. For the years ended December 31, 2008, 2007, and 2006, our deferred tax accounts were not material.

6. Property Acquisitions, Dispositions, Assets Held for Sale, and Impairments
Acquisitions. In April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for approximately $42.8 million and in June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. We did not acquire any operating properties in 2008.
Discontinued Operations and Assets Held for Sale. For the years ended December 31, 2008, 2007, and 2006, income from discontinued operations included the results of operations of one operating property, containing 671 apartment homes, classified as held for sale at December 31, 2008 and the results of operations of eight operating properties sold in 2008 through their sale dates. For the years ended December 31, 2007 and 2006, income from discontinued operations also included the results of operations of ten operating properties sold during 2007 and eight operating properties sold during 2006 through their sale dates. As of December 31, 2008, the one operating property held for sale had a net book value of approximately $11.1 million.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Property revenues	$15,857	$41,693	$56,233
Property expenses	8,149	20,526	28,625

	7,708	21,167	27,608
Interest	466	998	996
Depreciation and amortization	2,762	6,955	10,685

Income from discontinued operations	$4,480	$13,214	$15,927

Gain on sale of discontinued operations	$80,198	$107,039	$99,273

Dispositions. During the year ended December 31, 2008, we received net proceeds of approximately $121.7 million and recognized gains of approximately $80.2 million from the sale of eight operating properties, containing 2,392 apartment homes, to unaffiliated third parties. During the year ended December 31, 2007, we received net proceeds of approximately $166.4 million and recognized gains of approximately $106.3 million from the sale of ten operating properties, containing 3,054 apartment homes, to unaffiliated third parties. In addition, we sold 0.9 acres of undeveloped land to an unrelated third party, receiving net proceeds of approximately $6.0 million and recognizing gains totaling approximately $0.7 million. During the year ended December 31, 2006, we received net proceeds of approximately $137.3 million and recognized a gain of approximately $78.8 million on the sale of eight operating properties, containing 3,041 apartment homes, to unaffiliated third parties. In addition, we sold 8.7 acres of undeveloped land to an unrelated third party, receiving net proceeds of approximately $41.0 million and recognizing gains totaling approximately $20.5 million.
During the year ended December 31, 2008, we recognized gains of approximately $1.1 million from the sale of land adjacent to our regional office in Las Vegas, Nevada. The gain on this sale was not included in discontinued operations as the operations and cash flows of this asset were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
Partial Sales and Dispositions to Joint Ventures included in Continuing Operations. In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to the Camden Multifamily Value Add Fund, L.P., (the “Fund”) for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. In August 2008, we sold Camden South Congress to the Fund for approximately $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested approximately $2.8 million in the Fund.
There were no partial sales or dispositions to joint ventures for the year ended December 31, 2007.
During the year ended December 31, 2006, we recognized gains of approximately $91.5 million from the partial sale of nine properties to an affiliated unconsolidated joint venture. This partial sale generated net proceeds of approximately $170.9 million. We also recognized gains of approximately $0.5 million and $4.7 million on the partial sales of land to two joint ventures located in Houston, Texas and College Park, Maryland, respectively.

The gains recognized from the partial sales of these assets are included in continuing operations as we retained a partial interest in the ventures which own these assets.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At December 31, 2008, we had 4.6 acres of undeveloped land parcels classified as held for sale with a net book value of approximately $9.2 million.
Impairment. The impairment loss on land for the year ended December 31, 2008 of approximately $51.3 million reflects impairments in the value of land holdings for several potential development projects we no longer plan to pursue, including approximately $48.6 million related to land holdings for five projects we no longer plan to develop, approximately $1.6 million in the value of a land parcel held for future development, and approximately $1.1 million for costs capitalized for a potential joint venture development we no longer plan to pursue. The impairment loss on land for the year ended December 31, 2007 of approximately $1.4 million reflects impairment in the value of one potential development project we no longer plan to pursue. These impairment charges are the difference between each parcel’s estimated fair value and the carrying value, which includes pursuit and other costs.
7. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest on six loans totaling approximately $75.3 million utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
Our contributions of real estate assets to joint ventures at formation in which we receive cash are treated as partial sales provided certain criteria are met. As a result, the amounts recorded as gain on sale of assets to joint ventures represent the change in ownership of the underlying assets. Our initial recorded investment is comprised of our historical carrying value of the assets on the date of the respective transaction multiplied by our ownership percentage in the joint venture. We have provided mezzanine loans to certain joint ventures, which are recorded as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.”
We earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $9.2 million, $8.3 million, and $14.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.
As of December 31, 2008, our equity investments in unconsolidated joint ventures accounted for utilizing the equity method of accounting consisted of 24 joint ventures, with our ownership percentages ranging from 15% to 72%. As discussed above, we provide property management services to the operating joint ventures and may provide construction and development services to the joint ventures currently under development. The following table summarizes balance sheet and income statement data for the unconsolidated joint ventures as of December 31 (in millions):

	2008	2007
Total Assets	$1,234.4	$1,099.2
Total Third-Party Debt	984.2	883.9
Total Equity	168.7	149.7

	2008	2007	2006
Total Revenues	$127.1	$113.7	$88.8
Net Income (Loss)	(18.7)	(3.7)	13.4
Equity in Income (Loss) (1)	(1.3)	1.5	5.2

(1)	Equity in Income excludes our ownership interest in transactions with our joint ventures.

Variable Interest Entities. As discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Principles of Consolidation,” investments acquired or created are evaluated based on FIN 46R to determine whether or not the investment qualifies as a VIE. If the investment is determined to fall under the scope of FIN 46R, we then determine whether we are the primary beneficiary by performing a combination of qualitative and quantitative measures, including analyzing expected investment portfolios for the entities using various investment assumptions including product mix, return rates, and revenue and expense growth. The projected cash flow allocations are reviewed to determine whether or not we are in a primary beneficiary position based on expected returns or losses each variable interest holder would absorb. In addition, we consider factors such as voting rights and decision-making abilities of each variable interest holder.
The Fund is a VIE, but we do not consolidate the Fund as we are not considered to be the primary beneficiary. The Fund is in the form of a joint venture and was created to make investments in multifamily and mixed-use projects and own, develop, redevelop, manage, supervise, and dispose of such investments. The Fund currently contains one development project and one 253-unit operating property, and continues to evaluate potential acquisitions. The Fund is financed with third-party secured debt.
The following table compares the carrying amount of our investment in the Fund to the maximum loss exposure as of December 31, 2008 (in thousands):

VIE	Investment (1)	Maximum Loss Exposure (2)
Fund	$3,504	$37,500

(1)	Included in investments in joint ventures in the consolidated balance sheets.

(2)	Based on maximum capital commitment to the Fund; however, given we are the general partner, maximum loss exposure could be unlimited.
8. Notes Receivable
Affiliates. We provided mezzanine construction financing with rates ranging from LIBOR plus 3% to 14% per year, in connection with certain of our joint venture transactions. As of December 31, 2008 and 2007, the balance of “Notes receivable — affiliates” totaled $58.1 million and $50.4 million, respectively, on notes maturing through 2010. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at December 31, 2008.
At December 31, 2008, we were committed to funding additional amounts under the mezzanine loans in the amount of approximately $31.7 million.
Other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. As of December 31, 2008 and 2007, the balance of secured note receivables due from unrelated third parties was approximately $8.7 million and $11.6 million, respectively. During the first quarter of 2008, one of our notes receivable, totaling approximately $2.9 million with an interest rate of Prime Rate plus 1%, was paid in full. The remaining note, which matures in January 2010, accrues interest at LIBOR plus 2%, which is recognized as earned. We have reviewed the terms and conditions underlying the outstanding notes receivable and believe this note is collectible, and no impairment existed at December 31, 2008.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2008	2007
Commercial Banks
Unsecured line of credit and short-term borrowings	$145.0	$115.0
$500 million term loan, due 2012	500.0	500.0

	645.0	615.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	81.9	99.9
$250.0 million 4.39% Notes, due 2010	150.4	249.9
$100.0 million 6.77% Notes, due 2010	79.9	100.0
$150.0 million 7.69% Notes, due 2011	149.8	149.7
$200.0 million 5.93% Notes, due 2012	199.6	199.5
$200.0 million 5.45% Notes, due 2013	199.3	199.2
$250.0 million 5.08% Notes, due 2015	248.9	248.8
$300.0 million 5.75% Notes, due 2017	246.0	299.0

	1,355.8	1,546.0

Medium-term notes
$15.0 million 7.63% Notes, due 2009	15.0	15.0
$25.0 million 4.64% Notes, due 2009	25.2	25.9
$10.0 million 4.90% Notes, due 2010	10.5	10.9
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	37.2	38.0

	102.4	104.3

Total unsecured notes payable	2,103.2	2,265.3

Secured notes
3.18% – 8.50% Conventional Mortgage Notes, due 2009 – 2018	686.6	498.8
2.12% Tax-exempt Mortgage Note, due 2028 (1)	42.6	57.6
7.29% Tax-exempt Mortgage Note due 2025	—	6.4

	729.2	562.8

Total notes payable	$2,832.4	$2,828.1

Floating rate debt included in commercial bank indebtedness (1.53%)	$145.0	$115.0
Floating rate tax-exempt debt included in secured notes (2.12%)	42.6	57.6
Floating rate debt included in secured notes (3.18% – 4.20%)	180.9	—
Value of real estate assets subject to secured notes	1,193.5	1,018.1

(1)	Approximately $14.0 million of which was paid off in connection with the sale of the related property in the third quarter of 2008.
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option to January 2011. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we believe are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2008, we had outstanding letters of credit totaling approximately $10.5 million, and had approximately $444.5 million available under our unsecured line of credit.

As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
On August 18, 2008, we entered into a construction loan agreement for approximately $33.1 million to finance the development of a multifamily apartment community in Houston, Texas. The loan has an annual interest rate of LIBOR plus 1.45% and matures in August 2011. We entered into an interest rate swap, with a notional amount fluctuating up to a maximum of 50% of the projected outstanding balance on the construction loan. The swap will fix the interest rate at approximately 3.82% per annum for three years. The swap became effective November 2008. This swap has been formally designated as a hedge and is expected to be a highly effective cash flow hedge of the interest rate risk.
On September 24, 2008, we and one of our subsidiaries, the Camden Summit Partnership, as guarantors, and CPT Community Owner, LLC and CSP Community Owner, LLC, each a Delaware limited liability company and our subsidiary, as borrowers (collectively, the “Borrowers”), entered into a secured master credit facility agreement for a $380 million credit facility. The facility is comprised of a $175 million variable rate loan funded with a Fannie Mae Discount Mortgage Backed Security (“DMBS”) and a $205 million fixed rate loan. The variable rate loan is currently priced at approximately 4.2% per annum and is for a ten-year term. The DMBS rate has typically approximated three-month LIBOR. The fixed rate loan has a fixed annual interest rate of 5.625% for a ten-year term and provides for an additional one-year term with a variable rate. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on 17 of our multifamily properties. We used the proceeds from this credit facility for the repayment of maturing debt, including approximately $173 million of secured notes payable, as well as pay down of amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes. Concurrent with this transaction, we entered into an interest rate cap, with a notional amount of $175 million, to cap the variable interest at approximately 7.17% for three-month LIBOR, before the applicable spread, per annum for three years. Although the hedge is expected to offset our exposure to interest rate movements it did not meet the strict hedge accounting requirements of SFAS 133 for cash flow hedges. As such, gains and losses will be recognized in earnings for the period of change.
On December 12, 2008, we commenced a cash tender offer for certain series of notes maturing in 2009 and 2010. We repurchased and retired approximately $108.3 million of our outstanding debt for approximately $100.6 million. We recorded a gain of approximately $7.2 million in relation to the tender offer, which is included in gain on early retirement of debt in our Consolidated Statements of Income and Comprehensive Income. These gains were partially offset by the proportionate share of unamortized loan costs and other costs associated with the retirement of the debt.
We also repurchased and retired approximately $82.7 million of various other outstanding debt from unrelated third parties for approximately $75.7 million during fiscal year 2008. We recorded a gain of approximately $6.4 million related to these transactions, which is included in gain on early retirement of debt in our Consolidated Statements of Income and Comprehensive Income. These gains were partially offset by the proportionate share of unamortized loan costs and other costs associated with the retirement of the debt.
As part of the 2005 Summit merger, we assumed certain debt and recorded approximately $33.9 million as a fair value adjustment which is being amortized over the respective debt terms. As of December 31, 2008, approximately $6.0 million of the fair value adjustment remained unamortized. We recorded amortization of the fair value adjustment, which resulted in a decrease of interest expense, of approximately $5.4 million, $7.1 million, and $7.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.
During 2008 we repaid approximately $191 million of unsecured notes either as they matured or as an early repurchase and retirement, excluding repayments on our line of credit, with an effective interest rate of 5.1%.
At December 31, 2008 and 2007, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 2.7% and 5.0%, respectively.

Our indebtedness, excluding our unsecured line of credit, had a weighted average maturity of 5.0 years. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2008 are as follows:

(in millions)		Weighted Average
Year	Amount	Interest Rate
2009	$134.4	5.2%
2010	355.5	5.1
2011	421.7	4.5
2012	772.2	5.4
2013	227.2	5.4
2014 and thereafter	921.4	5.1

Total	$2,832.4	5.1%

10. Derivative Instruments & Hedging Activities
We have entered into interest rate hedge agreements to reduce the impact of interest rate fluctuations on our variable rate debt. We have not entered into any interest rate hedge agreements for our fixed-rate debt and do not enter into derivative transactions for trading or other speculative purposes. The following tables summarize our interest rate hedge agreements at December 31, 2008 (dollars in millions):

Notional balance	$500
Hedging instrument	Interest rate swap
Effective interest rate	5.24	%(1)
Maturity date	10/4/2012
Estimated liability fair value	$50.3

(1)	Includes our interest rate spread of 0.5%

Notional balance	$175
Hedging instrument	Interest rate cap
Interest rate cap LIBOR strike	7.17%
Maturity date	10/1/2011
Estimated asset fair value	$0.1

Notional balance	$3.4
Hedging instrument	Interest rate swap
Effective interest rate	3.82%
Maturity date	8/18/2011
Estimated liability fair value	$0.8
We have determined our interest rate hedge agreements qualify as effective cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in our recording the effective portion of cumulative changes in the fair value of the interest rate hedge agreements in other comprehensive income (loss). Amounts recorded in other comprehensive income (loss) will be reclassified into earnings as adjustments to interest expense in the periods in which earnings are affected by the hedged cash flows. To adjust the interest rate hedge agreements to their fair value, we recorded unrealized losses in other comprehensive loss of approximately $35.1 million and $16.1 million during the years ended December 31, 2008 and 2007, respectively. These amounts will be reclassified into interest expense in conjunction with the periodic payment of the cash flows being hedged. The change in net unrealized losses for the years ended December 31, 2008 and 2007 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of approximately $9.3 million and $0.3 million, respectively. We anticipate approximately $18.4 million of accumulated other comprehensive loss at December 31, 2008 will be reclassified as a charge to interest expense over the next twelve months to offset the variability of cash flows of the hedge transaction during this period.
We assess, both at inception and on an on-going basis, the effectiveness of the cash flow hedging relationships and any hedge ineffectiveness is recognized directly in earnings. During the years ended December 31, 2008 and 2007, no hedge ineffectiveness was recognized in earnings and we expect the hedging relationships to continue to be highly effective. The fair value of the interest rate hedge agreements is included in other liabilities.

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
11. Share Based Compensation and Benefit Plans
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
Valuation Assumptions. The weighted average fair value of options granted was $5.06, $11.04, and $7.88 in 2008, 2007, and 2006, respectively. We estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during each respective period:

	Year Ended
	December 31,
	2008	2007	2006

Expected volatility	20.5%	17.1%	16.6%
Risk-free interest rate	3.6%	4.6%	4.4%
Expected dividend yield	5.8%	3.7%	4.1%
Expected life (in years)	7	6	5
Our computation of expected volatility for 2008 was based on the historical volatility of our common shares over a time period equal to the expected term of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is calculated using the annual dividends paid in the prior year. Our computation of expected life for 2008 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Options. Options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2008 were exercised at prices ranging from $24.88 to $43.90 per share. At December 31, 2008, options outstanding were exercisable at prices ranging from $24.88 to $73.32 per share and had a weighted average remaining contractual life of 5.8 years.
The total intrinsic value of options exercised was approximately $0.5 million during the year ended December 31, 2008. As of December 31, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years.

The following table summarizes share options outstanding and exercisable at December 31, 2008:

	Outstanding Options		Exercisable Options
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$24.88-$41.91	285,371	$35.37	285,371	$35.37	3.4
$42.90-$43.90	353,486	42.98	353,486	42.98	4.9
$44.00-$73.32	897,670	48.78	466,360	49.49	6.9

Total options	1,536,527	$44.96	1,105,217	$43.76	5.8

The following table summarizes activity under our Share Incentive Plans for the three years ended December 31:

	Options and Share awards
		Weighted		Weighted		Weighted
		Average		Average		Average
1993 Share Plan	2008	2008 Price	2007	2007 Price	2006	2006 Price
Balance at January 1	1,885,989	$30.34	1,953,800	$31.99	2,045,730	$32.12

Options
Exercised	(39,013)	38.26	(60,695)	33.37	(89,879)	32.24
Forfeited	—	—	(6,986)	33.98	(1,086)	29.44

Net options	(39,013)		(67,681)		(90,965)

Share awards
Forfeited	—		(130)	34.72	(965)	34.71

Net share awards	—		(130)		(965)

Balance at December 31	1,846,976	$29.68	1,885,989	$30.34	1,953,800	$31.99

Exercisable options at December 31	165,811	$32.78	174,576	$32.68	262,779	$32.78
Vested share awards at December 31	1,337,273	$28.95	1,337,273	$28.95	1,317,733	$28.85

	Shares
	Available	Options and Share awards
	for		Weighted		Weighted		Weighted
	Issuance		Average		Average		Average
2002 Share Plan	2008	2008	2008 Price	2007	2007 Price	2006	2006 Price
Balance at January 1	3,032,625	1,621,958	$51.21	1,498,911	$46.40	1,334,332	$42.72

Options
Granted	(444,264)	444,264	48.02	—	—	—	—
Exercised	—	(5,937)	37.89	(63,013)	41.71	(75,366)	35.50
Forfeited	12,954	(12,954)	48.02	(2,836)	39.99	(1,534)	36.87

Net options	(431,310)	425,373		(65,849)		(76,900)

Share awards
Granted	(267,450)	267,450	48.23	253,836	77.22	270,658	65.24
Forfeited	36,445	(36,445)	58.10	(64,940)	64.55	(29,179)	52.63

Net share awards	(231,005)	231,005		188,896		241,479

Balance at December 31	2,370,310	2,278,336	$50.85	1,621,958	$51.21	1,498,911	$46.40

Exercisable options at December 31		939,406	$45.70	908,925	$45.48	754,586	$44.84
Vested share awards at December 31		654,664	$50.90	498,772	$48.57	354,850	$46.44
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

	2008	2007	2006
Shares purchased	25,939	20,534	30,352
Weighted average fair value of shares purchased	$37.81	$59.98	$73.61
Expense recorded (in millions)	$0.1	$0.2	$0.5
In January 2009, 12,940 shares were purchased under the ESPP related to the 2008 plan year.
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated forfeitures, we use actual forfeiture history. At December 31, 2008, the unamortized value of previously issued unvested share awards was approximately $22.8 million. This amount will be amortized into earnings over the next five years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was $8.8 million, $8.1 million, and $10.9 million, respectively. On October 30, 2006, the Compensation Committee of the Board of Trust Managers of Camden Property Trust authorized the acceleration of vesting of all unvested share awards held by two members of senior management issued under the 2002 share incentive plan. As a result of vesting acceleration, an aggregate of 76,542 share awards that otherwise would have vested from time to time over the subsequent five years became immediately exercisable. All other terms and conditions applicable to such share awards remain in effect. By accelerating the vesting of these share awards, we recognized a one-time expense in 2006 of approximately $4.2 million. This action will reduce compensation expense by an equivalent amount over the five-year period these share awards would have originally vested.
Total compensation cost for options and share awards charged against income was $6.5 million, $5.8 million, and $9.4 million for 2008, 2007, and 2006, respectively.
Rabbi Trust. We have established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency. As of December 31, 2008, the rabbi trust is in use only for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005.

We follow the provisions of EITF 97-14 “Accounting for Deferred Compensation Arrangements Where the Amounts Are Held in a Rabbi Trust and Invested” regarding the accounting for the rabbi trust. As a result, the assets of the rabbi trust are consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2008, 2007, and 2006, approximately 2.1 million, 2.1 million, and 2.2 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2008, 2007, and 2006, the rabbi trust was holding trading securities totaling approximately $50.2 million, $76.4 million, and $65.8 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the fair value of the liability due to participants is adjusted accordingly.
At December 31, 2008, 2007, and 2006, approximately $35.0 million, $34.9 million, and $33.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2008, 2007, and 2006, approximately 0.7 million, 0.5 million, and 0.4 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2008, 2007, and 2006, the Plan was holding trading securities totaling approximately $18.1 million, $20.7 million, and $15.6 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with SFAS No. 115 and the fair value of the liability due to participants is adjusted accordingly.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals that may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contributions made for the years ended December 31, 2008, 2007, and 2006 were approximately $1.4 million, $1.2 million, and $1.0 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33.33% after one year of service, 66.67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant.
12. Fair Value of Financial Instruments
As of January 1, 2008 we adopted SFAS 157, “Fair Value Measurements,” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets we have the ability to access for identical assets or liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Deferred compensation plan investments	$43.9	$—	$—	$43.9
Derivative financial instruments	$—	$0.1	$—	$0.1
Liabilities
Derivative financial instruments	$—	$51.1	$—	$51.1
To estimate fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is estimated using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets.
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from interest payments associated with floating rate debt. Through December 31, 2008, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values are recorded in accrued expenses and other assets. Derivative contracts with negative net fair values are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, to comply with the provisions of SFAS 157, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
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
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures. As of December 31, 2008 and 2007, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investments and liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities, and distributions payable were at amounts that reasonably approximated their fair value.
In calculating the fair value of our notes payable, interest rates and spreads reflect our current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. In instances where market conditions are not available, we follow the guidance of FSP 157-3 to estimate fair value in a non-active market.

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value

Fixed rate notes payable (1)	$2,467.3	$2,163.8	$2,655.5	$2,609.6
Floating rate notes payable (2)	365.1	359.0	172.6	172.6	(3)

(1)	Includes a $500 million term loan entered into in 2007 and $3.4 million of a construction loan entered into in 2008 which has become effectively fixed by the use of an interest rate swap.

(2)	Includes balances outstanding under our unsecured line of credit.

(3)	Carrying value approximated fair value.
13. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Decrease (increase) in assets:
Other assets, net	$(4,350)	$9,956	$(2,667)

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(568)	(19,657)	17,339
Accrued real estate taxes	486	1,855	(110)
Other liabilities	1,406	(5,267)	(13,226)

Change in operating accounts	$(3,026)	$(13,113)	$1,336

14. Commitments and Contingencies
Construction Contracts. As of December 31, 2008, we were obligated for approximately $63.4 million of additional expenditures on our recently completed projects and those currently under development. We expect to fund approximately $57 million of this amount from existing joint venture construction loans.
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
We are subject to various other legal proceedings and claims which arise in the ordinary course of business. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.
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
Lease Commitments. At December 31, 2008, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $3.0 million for both of the years ended December 31, 2008 and 2007 and $2.9 million for the year ended December 31, 2006. Minimum annual rental commitments for the years ending December 31, 2009 through 2013 are approximately $2.5 million, $2.5 million, $2.4 million, $2.0 million, and $1.9 million, respectively, and $3.6 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2008, we had employment agreements with eight of our senior officers, the terms of which expire at various times through August 20, 2009. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of five of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
Hurricane Ike. On September 13, 2008, Hurricane Ike came ashore on the Texas Gulf Coast and impacted our multifamily communities in the Houston, Texas area. As of February 2009, our current assessment of the total damage incurred is approximately $11.3 million; approximately $1.4 million was not covered by insurance. Accordingly, our operating results for the year ended December 31, 2008 include a corresponding charge in property and operating expenses to reflect the estimated amounts not reimbursable by insurance.
15. Postretirement Benefits
We maintain a postretirement benefit for two former officers of Summit, who also serve on our Board of Trust Managers. Benefits received by these former employees include office space and medical benefits. Participants in the postretirement plan contribute to the cost of the medical benefits. Our contribution for medical benefits is limited to amounts between $562 and $868 per month per participant and dependents. For measurement purposes, a 12.1% and 11.0% rate of increase in the per capita cost of covered health care claims was assumed for the years ending December 31, 2008 and 2007, respectively; the rate was assumed to decrease until 2015 at which point the annual rate would be 5.0% and remain at that level thereafter. Our contribution for office space was approximately $187,000 for the year ended December 31, 2008.

As of December 31, the status of our defined postretirement benefit plan was as follows:

(in thousands)	2008	2007
Postretirement benefit obligation, beginning of year	$3,162	$3,202
Interest cost	182	176
Actuarial gain (1)	(160)	—
Benefits paid	(206)	(216)

Net periodic postretirement benefit obligation, end of year	$2,978	$3,162

(1)	Included in other comprehensive income in our Consolidated Statements of Income and Comprehensive Income.
The weighted average discount rate used to determine the value of accumulated postretirement benefit cost for the years ended December 31, 2008 and 2007 was 6.29% and 5.62%, respectively. As of December 31, 2008, we had accrued for the approximate $3.0 million associated with these postretirement liabilities in other liabilities in our consolidated balance sheet. We paid approximately $0.2 million to the plan during the year ended December 31, 2008. During 2009, we expect to pay approximately $0.2 million to the plan.
The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

(in thousands)	Estimated Benefit
Year Beginning January 1	Payment
2009	$210
2010	216
2011	215
2012	220
2013	224
2014-2018	1,165

Total	$2,250

A 1% increase or decrease in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.3 million.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 6, “Property Acquisitions, Dispositions, Assets Held for Sale, and Impairments,” for the years ended December 31, 2008 and 2007, is as follows:

(in thousands, except per share amounts)	First	Second		Third		Fourth		Total(e)
2008:
Revenues	$151,464	$155,527		$159,383		$157,642		$624,016
Net income	14,915	17,294		73,673		(34,909)		70,973
Net income per share — basic	0.27	0.31		1.33	(a)	(0.63	)(b)	1.28
Net income per share — diluted	0.27	0.31		1.32	(a)	(0.63	)(b)	1.28

2007:
Revenues	$142,728	$146,383		$149,743		$149,465		$588,319
Net income	13,037	42,592		11,852		80,976		148,457
Net income per share — basic	0.22	0.72	(c)	0.20		1.43	(d)	2.55
Net income per share — diluted	0.22	0.71	(c)	0.20		1.41	(d)	2.51

(a)	Includes a $65,599, or $1.18 basic and $1.17 diluted per share, impact related to the gain on sale of discontinued operations.

(b)	Includes a $51,323, or $0.93 for both basic and diluted per share, impact related to the impairment loss on land.

(c)	Includes a $30,976, or $0.53 basic and $0.52 diluted per share, impact related to the gain on sale of discontinued operations.

(d)
Includes a $75,306, or $1.33 basic and $1.31 diluted per share, impact related to the gain on sale of discontinued operations, as well as a $1,447 or $0.03 for both basic and diluted per share, impact related to the impairment loss on land.

(e)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(in thousands)

	Initial Cost			Total Cost
		Building/	Cost		Building/			Total Cost,
		Construction	Subsequent to		Construction			Net of		Year of
		in Progress &	Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
Current Communities	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Camden Ashburn Farm	4,835	22,604	441	4,835	23,045	27,880	2,847	25,033	15,364	2005
Camden Aventura	12,185	47,616	1,431	12,185	49,047	61,232	5,862	55,370	36,660	2005
Camden Ballantyne	4,503	30,250	709	4,503	30,959	35,462	3,797	31,665	26,025	2005
Camden Bay	7,450	63,283	3,010	7,450	66,293	73,743	15,326	58,417		1998/2002
Camden Bay Pointe	1,296	10,394	4,455	1,296	14,849	16,145	7,970	8,175		1997
Camden Bayside	3,726	28,689	8,387	3,726	37,076	40,802	17,650	23,152		1997
Camden Baytown	520	13,071	1,091	520	14,162	14,682	4,794	9,888		1999
Camden Bel Air	3,594	31,221	3,277	3,594	34,498	38,092	13,853	24,239		1998
Camden Breakers	1,055	13,024	2,866	1,055	15,890	16,945	6,278	10,667		1996
Camden Breeze	2,894	15,828	2,531	2,894	18,359	21,253	7,173	14,080		1998
Camden Brickell	14,621	57,031	1,504	14,621	58,535	73,156	7,463	65,693		2005
Camden Brookwood	7,174	31,984	657	7,174	32,641	39,815	4,346	35,469	22,624	2005
Camden Buckingham	2,704	21,251	1,621	2,704	22,872	25,576	7,884	17,692		1997
Camden Caley	2,047	17,445	948	2,047	18,393	20,440	5,550	14,890		2000
Camden Canyon	1,802	11,666	4,383	1,802	16,049	17,851	5,377	12,474		1998
Camden Centennial	3,123	13,051	2,237	3,123	15,288	18,411	5,804	12,607		1995
Camden Centre	172	1,166	185	172	1,351	1,523	547	976		1998
Camden Centreport	1,613	12,644	1,306	1,613	13,950	15,563	4,863	10,700		1997
Camden Cimarron	2,231	14,092	1,821	2,231	15,913	18,144	6,639	11,505		1997
Camden Citrus Park	1,144	6,045	2,688	1,144	8,733	9,877	4,755	5,122		1997
Camden City Centre	4,976	46,787	—	4,976	46,787	51,763	2,770	48,993		2007
Camden Clearbrook	2,384	43,942	2	2,384	43,944	46,328	3,573	42,755		2007
Camden Club	4,453	29,811	4,766	4,453	34,577	39,030	15,831	23,199		1998
Camden Commons	2,476	20,073	3,564	2,476	23,637	26,113	10,898	15,215		1998
Camden Copper Ridge	1,204	9,180	3,734	1,204	12,914	14,118	7,366	6,752	3,922	1993
Camden Copper Square	4,825	23,672	1,189	4,825	24,861	29,686	7,589	22,097		2000
Camden Cotton Mills	4,246	19,147	1,081	4,246	20,228	24,474	2,587	21,887		2005
Camden Cove	1,382	6,266	1,080	1,382	7,346	8,728	3,234	5,494		1998
Camden Creek	1,494	12,483	4,677	1,494	17,160	18,654	10,673	7,981		1993
Camden Crest	4,412	33,366	823	4,412	34,189	38,601	4,231	34,370	25,760	2005
Camden Crown Valley	9,381	54,210	1,030	9,381	55,240	64,621	13,531	51,090		2001
Camden Deerfield	4,895	21,922	682	4,895	22,604	27,499	2,980	24,519	19,220	2005
Camden Del Mar	4,404	35,264	12,761	4,404	48,025	52,429	16,105	36,324		1998
Camden Dilworth	516	16,633	—	516	16,633	17,149	1,735	15,414	13,073	2006
Camden Doral	10,260	40,416	675	10,260	41,091	51,351	4,990	46,361	28,838	2005
Camden Doral Villas	6,476	25,543	729	6,476	26,272	32,748	3,338	29,410	21,651	2005
Camden Dunwoody	5,290	23,642	888	5,290	24,530	29,820	3,087	26,733	21,168	2005
Camden Fair Lakes	15,626	104,223	1,491	15,626	105,714	121,340	12,109	109,231	50,637	2005
Camden Fairfax Corner	8,484	72,874	17	8,484	72,891	81,375	7,270	74,105		2006

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(in thousands)

	Initial Cost			Total Cost
		Building/	Cost		Building/			Total Cost,
		Construction	Subsequent to		Construction			Net of		Year of
		in Progress &	Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
Current Communities	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Camden Fairview	1,283	7,223	850	1,283	8,073	9,356	1,181	8,175		2005
Camden Fairways	3,969	15,543	8,262	3,969	23,805	27,774	8,700	19,074		1998
Camden Fallsgrove	9,408	43,647	344	9,408	43,991	53,399	5,406	47,993		2005
Camden Farmers Market	17,341	74,193	1,711	17,341	75,904	93,245	17,448	75,797		2001/2005
Camden Forest	970	7,209	1,862	970	9,071	10,041	4,428	5,613		1997
Camden Foxcroft	1,408	7,919	1,800	1,408	9,719	11,127	1,275	9,852	9,040	2005
Camden Gaines Ranch	5,094	37,100	1,173	5,094	38,273	43,367	4,034	39,333		2005
Camden Gardens	1,500	6,137	2,309	1,500	8,446	9,946	4,882	5,064		1994
Camden Glen Lakes	2,157	16,339	12,561	2,157	28,900	31,057	17,408	13,649		1993
Camden Governor’s Village	3,669	20,508	786	3,669	21,294	24,963	2,781	22,182	13,004	2005
Camden Grand Parc	7,688	35,900	489	7,688	36,389	44,077	4,363	39,714		2005
Camden Grandview	7,570	33,859	1,135	7,570	34,994	42,564	4,608	37,956		2005
Camden Greenway	16,916	43,933	2,876	16,916	46,809	63,725	15,265	48,460	52,359	1999
Camden Habersham	1,004	10,283	2,313	1,004	12,596	13,600	6,439	7,161		1997
Camden Harbor View	16,079	127,459	830	16,079	128,289	144,368	21,819	122,549		2003
Camden Highlands Ridge	2,612	34,726	2,476	2,612	37,202	39,814	11,752	28,062		1996
Camden Hills	853	7,834	1,117	853	8,951	9,804	3,750	6,054		1998
Camden Hunter’s Creek	4,156	20,925	729	4,156	21,654	25,810	2,748	23,062		2005
Camden Huntingdon	2,289	17,393	2,407	2,289	19,800	22,089	8,596	13,493		1995
Camden Interlocken	5,293	31,612	2,439	5,293	34,051	39,344	10,696	28,648		1999
Camden Lago Vista	3,497	29,623	31	3,497	29,654	33,151	4,489	28,662		2005
Camden Lake Pine	5,746	31,714	1,032	5,746	32,746	38,492	4,336	34,156	26,212	2005
Camden Lakes	3,106	22,746	7,302	3,106	30,048	33,154	16,593	16,561		1997
Camden Lakeside	1,171	7,395	2,710	1,171	10,105	11,276	5,287	5,989		1997
Camden Lakeway	3,915	34,129	2,766	3,915	36,895	40,810	12,879	27,931		1997
Camden Landings	1,045	6,434	2,881	1,045	9,315	10,360	5,019	5,341		1997
Camden Landsdowne	15,502	102,267	1,020	15,502	103,287	118,789	12,802	105,987		2005
Camden Largo Town Center	8,411	44,163	706	8,411	44,869	53,280	5,077	48,203		2005
Camden Las Olas	12,395	79,518	694	12,395	80,212	92,607	10,138	82,469		2005
Camden Laurel Ridge	915	4,338	1,834	915	6,172	7,087	3,527	3,560		1994
Camden Lee Vista	4,350	34,645	2,117	4,350	36,762	41,112	9,965	31,147		2000
Camden Legacy	4,068	26,612	2,836	4,068	29,448	33,516	11,468	22,048		1998
Camden Legacy Creek	2,052	12,896	1,428	2,052	14,324	16,376	5,395	10,981		1997
Camden Legacy Park	2,560	15,449	1,721	2,560	17,170	19,730	6,239	13,491		1997
Camden Legends	1,370	6,382	701	1,370	7,083	8,453	2,697	5,756		1998
Camden Live Oaks	6,428	39,127	9,562	6,428	48,689	55,117	19,705	35,412		1998
Camden Manor Park	2,535	47,134	1	2,535	47,135	49,670	5,236	44,434	29,675	2006
Camden Martinique	28,401	51,861	8,590	28,401	60,451	88,852	20,331	68,521	42,588	1998
Camden Midtown	4,583	18,026	1,535	4,583	19,561	24,144	6,494	17,650		1999
Camden Midtown Atlanta	6,196	33,828	1,337	6,196	35,165	41,361	4,601	36,760	20,565	2005
Camden Miramar	—	25,526	3,763	—	29,289	29,289	10,127	19,162		1994-2004

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(in thousands)

	Initial Cost			Total Cost
		Building/	Cost		Building/			Total Cost,
		Construction	Subsequent to		Construction			Net of		Year of
		in Progress &	Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
Current Communities	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Camden Monument Place	9,030	54,053	3	9,030	54,056	63,086	3,112	59,974		2007
Camden Oak Crest	2,078	20,941	381	2,078	21,322	23,400	5,097	18,303	17,309	2003
Camden Oasis	2,409	13,745	3,863	2,409	17,608	20,017	9,852	10,165		1993
Camden Old Creek	20,360	71,777	7	20,360	71,784	92,144	5,410	86,734		2007
Camden Overlook	4,591	25,563	1,934	4,591	27,497	32,088	3,604	28,484	20,770	2005
Camden Palisades	8,406	31,497	4,928	8,406	36,425	44,831	13,662	31,169		1998
Camden Park Commons	1,146	11,311	1,522	1,146	12,833	13,979	4,964	9,015		1997
Camden Peachtree City	6,536	29,063	950	6,536	30,013	36,549	4,016	32,533		2005
Camden Pinehurst	3,380	14,807	4,994	3,380	19,801	23,181	18,666	4,515		1997
Camden Pinnacle	1,640	12,287	1,973	1,640	14,260	15,900	5,463	10,437		1994
Camden Plantation	6,299	77,964	1,708	6,299	79,672	85,971	9,390	76,581		2005
Camden Pointe	2,058	14,879	1,652	2,058	16,531	18,589	6,025	12,564		1998
Camden Portofino	9,867	38,702	995	9,867	39,697	49,564	4,746	44,818		2005
Camden Preserve	1,206	16,258	1,746	1,206	18,004	19,210	6,872	12,338		1997
Camden Providence Lakes	2,020	14,855	3,931	2,020	18,786	20,806	4,002	16,804		2002
Camden Renaissance	4,144	37,424	2,648	4,144	40,072	44,216	12,325	31,891		1997
Camden Reserve	3,910	20,027	5,467	3,910	25,494	29,404	11,565	17,839		1997
Camden Reunion Park	3,302	18,457	750	3,302	19,207	22,509	2,541	19,968	19,961	2005
Camden Ridgecrest	1,008	12,720	1,926	1,008	14,646	15,654	6,303	9,351		1995
Camden River	5,386	24,025	1,615	5,386	25,640	31,026	3,343	27,683	14,332	2005
Camden Roosevelt	11,470	45,785	202	11,470	45,987	57,457	6,002	51,455		2005
Camden Royal Oaks	1,055	19,919	78	1,055	19,997	21,052	2,343	18,709		2006
Camden Royal Palms	2,147	38,339	426	2,147	38,765	40,912	2,066	38,846		2007
Camden Russett	13,460	61,837	906	13,460	62,743	76,203	7,570	68,633	46,545	2005
Camden San Paloma	6,480	23,045	1,974	6,480	25,019	31,499	5,413	26,086		2002
Camden Sea Palms	4,336	9,930	1,788	4,336	11,718	16,054	4,298	11,756		1998
Camden Sedgebrook	5,266	29,211	684	5,266	29,895	35,161	3,887	31,274	21,614	2005
Camden Shiloh	4,181	18,798	664	4,181	19,462	23,643	2,722	20,921		2005
Camden Sierra at Otay	10,585	49,781	490	10,585	50,271	60,856	9,117	51,739		2003
Camden Silo Creek	9,707	45,144	250	9,707	45,394	55,101	5,540	49,561		2005
Camden Simsbury	1,152	6,499	261	1,152	6,760	7,912	865	7,047		2005
Camden South End Square	6,625	29,175	549	6,625	29,724	36,349	3,869	32,480	23,693	2005
Camden Springs	1,520	8,300	3,046	1,520	11,346	12,866	7,511	5,355		1994
Camden St. Clair	7,526	27,486	953	7,526	28,439	35,965	3,530	32,435	21,306	2005
Camden Steeplechase	1,089	5,190	3,713	1,089	8,903	9,992	5,869	4,123		1994
Camden Stockbridge	5,071	22,693	699	5,071	23,392	28,463	3,234	25,229	21,646	2005
Camden Stonebridge	1,016	7,137	1,983	1,016	9,120	10,136	4,450	5,686		1993
Camden Stonecrest	3,954	22,021	463	3,954	22,484	26,438	2,932	23,506	17,814	2005
Camden Stoneleigh	3,498	31,285	776	3,498	32,061	35,559	2,763	32,796		2006
Camden Sweetwater	4,395	19,664	847	4,395	20,511	24,906	2,789	22,117		2005
Camden Touchstone	1,203	6,772	1,619	1,203	8,391	9,594	1,200	8,394		2005

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(in thousands)

	Initial Cost			Total Cost
		Building/	Cost		Building/			Total Cost,
		Construction	Subsequent to		Construction			Net of		Year of
		in Progress &	Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
Current Communities	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Camden Tuscany	3,330	36,466	325	3,330	36,791	40,121	6,501	33,620		2003
Camden Valley Creek	1,529	9,543	4,717	1,529	14,260	15,789	8,048	7,741		1994
Camden Valley Park	3,096	14,667	7,907	3,096	22,574	25,670	13,862	11,808		1994
Camden Valley Ridge	1,609	9,814	4,044	1,609	13,858	15,467	7,380	8,087		1994
Camden Valleybrook	7,340	39,139	546	7,340	39,685	47,025	5,116	41,909		2005
Camden Vanderbilt	16,076	44,918	11,588	16,076	56,506	72,582	20,636	51,946		1994/1997
Camden Vineyards	4,367	28,494	574	4,367	29,068	33,435	6,225	27,210		2002
Camden Vintage	3,641	19,255	3,450	3,641	22,705	26,346	9,534	16,812		1998
Camden Vista Valley	2,318	17,014	3,970	2,318	20,984	23,302	10,153	13,149		1998
Camden Westshore	1,734	10,819	4,774	1,734	15,593	17,327	6,904	10,423		1997
Camden Westview	1,066	7,932	2,935	1,066	10,867	11,933	6,515	5,418		1993
Camden Westwind	26,824	68,257	21	26,824	68,278	95,102	7,464	87,638		2006
Camden Westwood	4,567	25,354	779	4,567	26,133	30,700	3,460	27,240	19,907	2005
Camden Woods	2,693	19,930	6,131	2,693	26,061	28,754	12,159	16,595		1999
Camden World Gateway	5,785	51,821	1,014	5,785	52,835	58,620	5,646	52,974		2005

	695,865	3,867,153	305,912	695,865	4,173,065	4,868,930	971,190	3,897,740	723,282

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2008
(in thousands)

	Initial Cost			Total Cost
		Building/	Cost		Building/			Total Cost,
		Construction	Subsequent to		Construction			Net of		Year of
		in Progress &	Acquisition/		In Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Lease-Up & Development Communities

Camden Cedar Hills	2,684	20,880	—	2,684	20,880	23,564	609	22,955		2008
Camden Dulles Station	10,807	60,611	—	10,807	60,611	71,418	1,131	70,287		N/A
Camden Orange Court	5,319	40,148	—	5,319	40,148	45,467	1,374	44,093		2008
Camden Potomac Yards	16,498	88,013	—	16,498	88,013	104,511	3,642	100,869		2008
Camden Summerfield	14,659	47,926	—	14,659	47,926	62,585	2,028	60,557		2008
Camden Travis Street	1,780	7,515	—	1,780	7,515	9,295	—	9,295	5,927	N/A
Camden Whispering Oaks	1,188	26,064	—	1,188	26,064	27,252	630	26,622		2008

	52,935	291,157	—	52,935	291,157	344,092	9,414	334,678	5,927

Development Communities

5400 Lamar Acreage		8,465	—		8,465	8,465	403	8,062		N/A
Camden Amber Oaks Phase II		4,112	—		4,112	4,112	—	4,112		N/A
Camden Celebration		15,239	—		15,239	15,239	—	15,239		N/A
Camden City Centre II		7,903	—		7,903	7,903	2	7,901		N/A
Camden Countryway		16,116	—		16,116	16,116	—	16,116		N/A
Camden Deer Springs		19,996	—		19,996	19,996	—	19,996		N/A
Camden Farmer’s Market Phase III/IV		6,511	—		6,511	6,511	1	6,510		N/A
Camden Highlands		6,926	—		6,926	6,926	36	6,890		N/A
Camden Lake Nona		21,970	—		21,970	21,970	—	21,970		N/A
Camden Lincoln Station		4,647	—		4,647	4,647	—	4,647		N/A
Camden McGowen Station		10,850	—		10,850	10,850	—	10,850		N/A
Camden Montague		3,577	—		3,577	3,577	1	3,576		N/A
Camden NOMA		24,976	—		24,976	24,976	1	24,975		N/A
Camden NOMA II		17,331	—		17,331	17,331	—	17,331		N/A
Camden Royal Oaks II		3,756	—		3,756	3,756	—	3,756		N/A
Camden Selma & Vine	`	16,954	—		16,954	16,954	—	16,954		N/A
Camden South Capital		26,960	—		26,960	26,960	1	26,959		N/A
Camden Summerfield		18,668	—		18,668	18,668	—	18,668		N/A
Camden Whispering Oaks II		5,228	—		5,228	5,228	—	5,228		N/A

	—	240,185	—	—	240,185	240,185	445	239,740		N/A

Corporate		2,627	—	—	2,627	2,627		2,627

	$748,800	$4,401,122	$305,912	$748,800	$4,707,034	$5,455,834	$981,049	$4,474,785	$729,209

Schedule III
CAMDEN PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(in thousands)
The changes in total real estate assets, excluding depreciation, investments in joint ventures, and properties held for sale for the years ended December 31:

	2008 (a)	2007	2006
Balance, beginning of the period	$5,493,684	$5,099,459	$4,860,799
Additions during the period:
Acquisition — Other		83,290	149,386
Acquisition — Summit			1,994
Development	122,088	333,412	254,128
Improvements	46,465	89,698	57,544
Classification from held for sale	15,783		122,750
Deductions during period:
Cost of real estate sold — Other	(52,183)	(5,313)	(248,587)
Impairment loss on land (b)	(50,190)	(1,447)
Classification to held for sale	(119,813)	(105,415)	(98,555)

Balance, end of period	$5,455,834	$5,493,684	$5,099,459

The changes in accumulated depreciation for the years ended December 31:

	2008 (a)	2007	2006
Balance, beginning of the period	$868,074	$762,011	$716,650
Depreciation	168,006	154,051	153,570
Real estate sold	(1,845)		(75,755)
Real estate disposed	(3,053)	(1,502)
Transferred to held for sale	(54,684)	(46,486)	(46,302)
Transferred from held for sale	4,551		13,848

Balance, end of period	$981,049	$868,074	$762,011

(a)
Excludes two parcels classified as held for sale with gross book values of $1.8 million and $7.4 million, one townhome classified as held for sale with a gross book value of $0.3 million, and one operating property with a gross book value of $24.8 million, and accumulated depreciation of $13.7 million.

(b)	Excludes a $1.1 million impairment loss related to a potential joint venture development we no longer plan to pursue as there were no real estate assets associated with the potential joint venture.

The aggregate cost for federal income tax purposes at December 31, 2008 was $4.6 billion.

Schedule IV
CAMDEN PROPERTY TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2008

($ in thousands)				Face amount of	Carry amount of
Description	Interest rate	Final maturity date	Periodic payment terms	mortgages	mortgages (a)
Apartments
Second Mortgages
Los Angeles/Orange County, California	12.00%	March 2009	Interest Only	$22,616	$22,616
Houston, Texas	12.00%	January 2009	Interest Only	9,226	9,226
Washington DC Metro	14.00%	August 2010	Interest Only	9,412	9,412

First Mortgages
Houston, Texas	Libor + 2.00%	December 2009	Interest Only	8,710	8,710

Undeveloped Land
First Mortgage
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	5,637	5,637
Houston, Texas	Libor + 3.00%	December 2009	Interest Only	8,405	8,405
Houston, Texas	Libor + 3.00%	July 2011	Interest Only	2,813	2,813

Total				$66,819	$66,819

(a)	The aggregate cost at December 31, 2008 for federal income tax purposes is approximately $66,819.
Changes in mortgage loans for the years ended December 31, 2008, 2007 and 2006 are summarized below.

	2008	2007	2006
Balance at beginning of year	$61,923	$45,333	$25,177
Additions:
Advances under real estate loans	8,693	17,590	41,615
Deductions:
Collections of principal	3,797	1,000	21,459

Balance at end of year	$66,819	$61,923	$45,333

EXHIBIT INDEX

Exhibit		Filed Herewith or Incorporated Herein
No.	Description	by Reference (1)
12.1	Statement Re Computation of Ratios	Filed Herewith

21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1
Powers of Attorney for Richard J. Campo, D. Keith Oden, William R. Cooper, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Steven A. Webster, and Kelvin R. Westbrook
Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith