Form 10-Q
period 2009-03-31
CAMDEN PROPERTY TRUST
filed 2009-05-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-12110
CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-6088377
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)
(713) 354-2500
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of April 28, 2009, there were 53,754,541 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2009	2008
ASSETS
Real estate assets, at cost
Land	$746,935	$744,059
Buildings and improvements	4,466,296	4,447,587

	5,213,231	5,191,646
Accumulated depreciation	(1,023,466)	(981,049)

Net operating real estate assets	4,189,765	4,210,597
Properties under development, including land	258,239	264,188
Investments in joint ventures	15,158	15,106
Properties held for sale, including land	20,696	20,653

Total real estate assets	4,483,858	4,510,544

Accounts receivable — affiliates	36,105	37,000
Notes receivable
Affiliates	58,481	58,109
Other	—	8,710
Other assets, net	84,905	103,013
Cash and cash equivalents	7,256	7,407
Restricted cash	4,437	5,559

Total assets	$4,675,042	$4,730,342

Liabilities
Notes payable
Unsecured	$2,151,492	$2,103,187
Secured	680,631	729,209
Accounts payable and accrued expenses	73,250	82,575
Accrued real estate taxes	19,113	23,600
Distributions payable	43,136	42,936
Other liabilities	137,397	149,554

Total liabilities	3,105,019	3,131,061

Commitments and contingencies

Minority interests
Perpetual preferred units	97,925	97,925

Shareholders’ equity
Common shares of beneficial interest	666	660
Additional paid in capital	2,242,940	2,237,703
Distributions in excess of net income attributable to common shareholders	(345,481)	(312,309)
Notes receivable secured by common shares	(291)	(295)
Treasury shares, at cost	(462,751)	(463,209)
Accumulated other comprehensive loss	(48,716)	(51,056)

Total common shareholders’ equity	1,386,367	1,411,494
Noncontrolling interest	85,731	89,862

Total shareholders’ equity	1,472,098	1,501,356

Total liabilities and shareholders’ equity	$4,675,042	$4,730,342

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2009	2008
Property revenues
Rental revenues	$136,500	$134,263
Other property revenues	20,532	17,201

Total property revenues	157,032	151,464
Property expenses
Property operating and maintenance	42,283	39,179
Real estate taxes	18,532	17,281

Total property expenses	60,815	56,460
Non-property income
Fee and asset management	2,031	2,412
Interest and other income	735	1,333
Loss on deferred compensation plans	(4,152)	(8,541)

Total non-property loss	(1,386)	(4,796)
Other expenses
Property management	4,929	4,900
Fee and asset management	1,135	1,725
General and administrative	8,232	7,960
Interest	32,245	32,573
Depreciation and amortization	43,980	41,516
Amortization of deferred financing costs	817	734
Benefit on deferred compensation plans	(4,152)	(8,541)

Total other expenses	87,186	80,867
Income from continuing operations before gain on sale of properties, including land, gain on early retirement of debt, equity in income (loss) of joint ventures, and distributions on perpetual preferred units	7,645	9,341
Gain on sale of properties, including land	—	1,106
Gain on early retirement of debt	166	—
Equity in income (loss) of joint ventures	408	(47)
Distributions on perpetual preferred units	(1,750)	(1,750)

Income from continuing operations before income taxes	6,469	8,650
Income tax expense — current	(299)	(273)

Income from continuing operations	6,170	8,377
Income from discontinued operations	585	1,680
Gain on sale of discontinued operations	—	6,127

Net income	6,755	16,184
Less net income allocated to noncontrolling interest	(521)	(1,269)

Net income attributable to common shareholders	$6,234	$14,915

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2009	2008
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.10	$0.13
Income from discontinued operations attributable to common shareholders, including gain on sale	0.01	0.14

Net income attributable to common shareholders	$0.11	$0.27

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.10	$0.13
Income from discontinued operations attributable to common shareholders, including gain on sale	0.01	0.14

Net income attributable to common shareholders	$0.11	$0.27

Distributions declared per common share	$0.70	$0.70

Weighted average number of common shares outstanding	55,552	54,965
Weighted average number of common and common dilutive equivalent shares outstanding	56,047	55,625

Net income attributable to common shareholders
Income from continuing operations	$6,170	$8,377
Less net income allocated to noncontrolling interest	(521)	(1,269)

Income from continuing operations attributable to common shareholders	5,649	7,108
Income from discontinued operations attributable to common shareholders, including gain on sale	585	7,807

Net income attributable to common shareholders	$6,234	$14,915

Condensed Consolidated Statements of Comprehensive Income:

Net income	$6,755	$16,184
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(2,936)	(19,425)
Reclassification of net losses on cash flow hedging activities	5,276	1,330

Comprehensive income (loss)	9,095	(1,911)
Less net income allocated to noncontrolling interest	(521)	(1,269)

Comprehensive income (loss) attributable to common shareholders	$8,574	$(3,180)

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$6,755	$16,184
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	43,060	41,227
Gain on sale of discontinued operations	—	(6,127)
Gain on sale of properties, including land	—	(1,106)
Distributions on perpetual preferred units	1,750	1,750
Distributions of income from joint ventures	1,427	1,350
Equity in (income) loss of joint ventures	(408)	47
Interest from notes receivable — affiliates	(36)	(1,086)
Share-based compensation	2,160	1,982
Gain on early retirement of debt	(166)	—
Amortization of deferred financing costs	817	742
Accretion of discount on unsecured notes payable	142	142
Net change in operating accounts	(4,330)	(18,159)

Net cash from operating activities	51,171	36,946

Cash flows from investing activities
Development and capital improvements	(18,620)	(67,472)
Payments received on notes receivable — other	8,710	2,855
Increase in notes receivable — affiliates	—	(437)
Investments in joint ventures	(310)	(6,550)
Distributions of investments from joint ventures	24	205
Proceeds from sales of properties, including land and discontinued operations	—	11,716
Proceeds from partial sales of assets to joint ventures	—	8,923
Change in restricted cash	1,686	350
Other	(549)	(731)

Net cash from investing activities	(9,059)	(51,141)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$96,000	$86,000
Repayment of notes payable	(100,009)	(1,704)
Proceeds from notes payable	4,116	—
Distributions to shareholders, minority interests, and noncontrolling interest	(43,155)	(42,883)
Payment of deferred financing costs	(465)	(364)
Net decrease (increase) in accounts receivable — affiliates	917	(190)
Repayment of notes receivable secured by common shares	8	1,654
Repurchase of common shares and units	(23)	(29,973)
Common share options exercised	—	1,378
Other	348	327

Net cash from financing activities	(42,263)	14,245

Net (decrease) increase in cash and cash equivalents	(151)	50
Cash and cash equivalents, beginning of period	7,407	897

Cash and cash equivalents, end of period	$7,256	$947

Supplemental information
Cash paid for interest, net of interest capitalized	$27,955	$28,988
Cash paid for income taxes	24	319

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$43,136	$42,942
Value of shares issued under benefit plans, net of cancellations	7,779	11,413
Conversion of operating partnership units to common shares	1,756	13,198
Accrual associated with construction and capital expenditures	2,863	4,793
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2009, we owned interests in, operated, or were developing 186 multifamily properties comprising 64,329 apartment homes across the United States. We had 1,060 apartment homes under development at four of our multifamily properties, including 807 apartment homes at three multifamily properties owned through nonconsolidated joint ventures, and 253 apartment homes at one multifamily property owned through a fully consolidated joint venture, in which we own an interest. In addition, we own other sites we may develop into multifamily apartment communities. One property comprised of 671 apartment homes was designated as held for sale.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries and joint ventures over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities” (as revised), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation using American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Accounting Research Bulletin 51, “Consolidated Financial Statements,” as amended by Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS160”). If we are the general partner in a limited partnership, we also consider the guidance of Emerging Issues Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” to assess whether any rights held by the limited partners overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2008 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. When impairment exists the long-lived asset is adjusted to its respective fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we continually evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all interest and principal in accordance with the terms of the mezzanine loan, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled principal and interest with respect to these mezzanine loans, current market conditions with respect to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment. Given this, any future adverse economic or market development may cause us to re-evaluate our conclusions, and could result in impairment charges with respect to our mezzanine loans.

The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed trends and other information and have incorporated these reviews as well as our current outlook into the assumptions we use in our impairment analyses. Due to, among other factors, the judgment and assumptions applied in the impairment analyses, and the fact limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is based on our weighted average interest rate as it relates to amounts borrowed for construction purposes. Most transaction and restructuring costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $2.4 million for the three months ended March 31, 2009, and approximately $5.4 million for the three months ended March 31, 2008. Capitalized real estate taxes were approximately $0.6 million for the three months ended March 31, 2009, and approximately $1.1 million for the three months ended March 31, 2008.
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
Derivative Instruments. SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133,” amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. Interest, fee and asset management, and all other sources of income are recognized as earned. One of our properties is subject to rent control or rent stabilization. Operations of apartment properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised 98.3% of our total property revenues and total non-property income, excluding loss on deferred compensation plans, for the three months ended March 31, 2009 and 97.6% for the three months ended March 31, 2008.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates relate to estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to our general liability and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.” FSP 141R-1 amends the guidance of SFAS 141R, “Business Combinations,” related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS 141, “Business Combinations.” Under FSP 141R-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies.” FSP 141R-1 applies prospectively to business combinations completed on or after January 1, 2009. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions we complete subsequent to our adoption of the new standard.
In December 2007, the FASB issued SFAS 160 which defines a noncontrolling interest as an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interest and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the noncontrolling interest. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a noncontrolling interest its share of losses, even if such treatment results in a deficit balance within the parent’s equity accounts related to the noncontrolling interest. We adopted SFAS 160 effective January 1, 2009, and most presentation and disclosure provisions were applied retrospectively for all periods presented. Since we have significant noncontrolling interest, this standard had a material effect on prior-year presentation.
Upon our adoption of SFAS 160, we reclassified balances related to minority interest relating to the common units in (i) Camden Operating, L.P., (ii) Oasis Martinique, LLC, (iii) Camden Summit Partnership, L.P., and (iv) other minority interest in consolidated real estate joint ventures into our consolidated equity accounts and these are now classified as noncontrolling interest. The noncontrolling interest reclassification amount at December 31, 2008 was approximately $89.9 million. The minority interest relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of $97.9 million will remain classified between liability and equity pursuant to EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 14, “Noncontrolling Interest,” for further disclosure requirements of noncontrolling interest.
In April 2009, the FASB issued FSP 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly.” FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased or when circumstances indicate a transaction is not orderly. FSP 157-4 will be effective for us for the quarter ending June 30, 2009. We are currently evaluating the effects FSP 157-4 may have on our financial statements.

In April 2009, the FASB issued FSPs 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. The FSPs will be effective for us for the quarter ending June 30, 2009. We do not believe the adoption of these FSPs will have a material impact on our financial statements.
3. Per Share Data
Earnings per share has been computed pursuant to the provisions of SFAS 128, “Earning Per Share.” Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. On January 1, 2009 we adopted FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” and, as a result, our unvested share-based payment awards are considered participating securities and are included in our earnings per share calculation. For the three months ended March 31, 2009 and 2008, 4.8 million and 4.6 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were determined to not be dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2009	2008
Basic earnings per share calculation
Income from continuing operations	$6,170	$8,377
Less net income allocated to noncontrolling interest	(521)	(1,269)

Income from continuing operations attributable to common shareholders	$5,649	$7,108
Income from discontinued operations attributable to common shareholders, including gain on sale	585	7,807

Net income attributable to common shareholders	6,234	14,915
Amount allocated to participating securities	(76)	(105)

Net income attributable to common shareholders, as adjusted — basic	$6,158	$14,810

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.10	$0.13
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	0.01	0.14

Net income attributable to common shareholders, as adjusted — per share	$0.11	$0.27

Weighted average common shares outstanding	55,552	54,965

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$5,573	$7,003
Income allocated to common units	5	5

Income from continuing operations attributable to common shareholders, as adjusted	5,578	7,008
Income from discontinued operations attributable to common shareholders, including gain on sale	585	7,807

Net income attributable to common shareholders, as adjusted	$6,163	$14,815

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.10	$0.13
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	0.01	0.14

Net income attributable to common shareholders, as adjusted — per share	$0.11	$0.27

Weighted average common shares outstanding	55,552	54,965

Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	152
Common units	495	508

Weighted average common shares outstanding, as adjusted	56,047	55,625

In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through March 31, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of March 31, 2009.
4. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest on six loans totaling approximately $74.2 million utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
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
We earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.0 million and $2.4 million for each of the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, our equity investments in unconsolidated joint ventures accounted for utilizing the equity method of accounting consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes balance sheet and income statement data for the unconsolidated joint ventures as of the periods presented (in millions):

	March 31,	December 31,
	2009	2008
Total assets	$1,212.5	$1,210.7
Total third-party debt	996.4	984.2
Total equity	136.8	145.0

	March 31,	March 31,
	2009	2008
Total revenues	$33.7	$29.6
Net loss	(3.2)	(3.6)
Equity in income (1)	0.4	—

(1)	Equity in income excludes our ownership interest in transactions with our joint ventures.
Variable Interest Entities. As discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements,” investments acquired or created are evaluated based on FIN 46R to determine whether or not the investment qualifies as a VIE. If the investment is determined to fall under the scope of FIN 46R, we then determine whether we are the primary beneficiary by performing a combination of qualitative and quantitative measures, including analyzing expected investment portfolios for the investments using various assumptions including product mix, return rates, and revenue and expense growth.
We are an investor in each of Camden Multifamily Value Add Fund, L.P., and a co-investment limited partnership (collectively, the “Fund”). The Fund has been determined to be a VIE. However, based on the application of our methodology, as described above, we are not considered to be the primary beneficiary. We therefore do not consolidate the Fund. The Fund is a joint venture and was created to make investments in multifamily and mixed-use projects and own, develop, redevelop, manage, supervise, and dispose of such investments. The Fund currently contains one development project and one 253-unit operating property, and intends to continue to evaluate potential acquisitions. The assets owned by the Fund are financed with third-party secured debt.

The following table compares the carrying amount of our investment in the Fund to the maximum loss exposure as of March 31, 2009 (in thousands):

Investment(1)	Maximum Loss Exposure(2)
$3,282	$37,500

(1)	Included in investments in joint ventures in the condensed consolidated balance sheets.

(2)	Based on maximum capital commitment to the Fund; however, maximum loss exposure could be unlimited as we are the general partner of the Fund.
5. Notes Receivable
Notes receivable — affiliates. We provided mezzanine construction financing with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to 14% per year, in connection with certain of our joint venture transactions. As of March 31, 2009 and December 31, 2008, the balance of “Notes receivable — affiliates” totaled approximately $58.5 million and $58.1 million, respectively, on notes maturing through 2011. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at March 31, 2009.
At March 31, 2009, we were committed to funding additional amounts under the mezzanine loans in the amount of approximately $31.7 million.
Notes receivable — other. We have a mezzanine financing program under which we provide secured financing to owners of real estate properties. At December 31, 2008, we had amounts outstanding of approximately $8.7 million; this amount, with accrued interest, was paid in full during the three months ended March 31, 2009.
Notes receivable secured by common shares. At March 31, 2009, one note receivable was outstanding and had a balance of $0.3 million, which was secured by common shares and reported as a component of shareholders’ equity in our condensed consolidated balance sheet.

6.	Notes Payable
The following is a summary of our indebtedness:

	March 31,	December 31,
(in millions)	2009	2008
Commercial Banks
Unsecured line of credit and short-term borrowings	$241.0	$145.0
$500 million term loan, due 2012	500.0	500.0

	741.0	645.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	81.9	81.9
$250.0 million 4.39% Notes, due 2010	143.0	150.4
$100.0 million 6.75% Notes, due 2010	79.9	79.9
$150.0 million 7.69% Notes, due 2011	149.8	149.8
$200.0 million 5.93% Notes, due 2012	199.6	199.6
$200.0 million 5.45% Notes, due 2013	199.4	199.3
$250.0 million 5.08% Notes, due 2015	248.9	248.9
$300.0 million 5.75% Notes, due 2017	246.0	246.0

	1,348.5	1,355.8

Medium-term notes
$15.0 million 7.63% Notes, due 2009	—	15.0
$25.0 million 4.64% Notes, due 2009	—	25.2
$10.0 million 4.90% Notes, due 2010	10.5	10.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	37.0	37.2

	62.0	102.4

Total unsecured notes payable	2,151.5	2,103.2

Secured notes
2.11% — 6.00% Conventional Mortgage Notes, due 2010 — 2018	638.3	686.6
1.78% Tax-exempt Mortgage Note due 2028	42.3	42.6

	680.6	729.2

Total notes payable	$2,832.1	$2,832.4

Floating rate debt included in commercial bank indebtedness (1.44%)	$241.0	$145.0
Floating rate tax-exempt debt included in secured notes (1.78%)	42.3	42.6
Floating rate debt included in secured notes (2.11% — 2.43%)	178.7	180.9

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2009, we had outstanding letters of credit totaling approximately $13.9 million, and had approximately $345.1 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
At March 31, 2009 and 2008, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 1.7% and 3.5%, respectively.
During the three months ended March 31, 2009, we repurchased and retired $7.4 million of the principal amount of our $250 million, 4.375% senior unsecured notes due 2010 from unrelated third parties for approximately $7.2 million.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 4.6 years at March 31, 2009. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at March 31, 2009, are as follows:

		Weighted
		Average
(in millions)	Amount	Interest Rate
2009	$86.8	4.7%
2010	302.8	5.2
2011	521.8	4.0
2012	772.2	5.4
2013	227.2	5.4
2014 and thereafter	921.3	4.7

Total	$2,832.1	4.9%

7. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures arising from business activities resulting in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the three months ending March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. We had no ineffectiveness for the three months ended March 31, 2009 and 2008.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. Over the next twelve months, we estimate an additional $19.5 million will be reclassified to interest expense.

As of March 31, 2009, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$505.7 million
Non-designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Non-designated hedges are either specifically nondesignated by management or do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were immaterial for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Caps	1	$175.0 million
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 (in millions):
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps					Other Liabilities	$48.7	Other Liabilities	$51.1
Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Cap	Other Assets	$0.1	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008 (in millions):
Effect of Derivative Instruments on the Three Months Ended March 31, 2009 and 2008

Location of Gain or
(Loss) Recognized
						in Income on	Amount of Gain or
			Location of Loss	Amount of Loss		Derivative	(Loss) Recognized in
	Amount of Loss		Reclassified from	Reclassified from		(Ineffective Portion	Income on Derivative
Derivatives in SFAS	Recognized in OCI on		Accumulated OCI	Accumulated OCI		and Amount	(Ineffective Portion and
133 Cash Flow	Derivative(Effective		into Income	into Income (Effective		Excluded from	Amount Excluded from
Hedging	Portion)		(Effectiveness	Portion)		Effectiveness	Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Testing)	2009	2008

Interest Rate Swaps	$2.9	$19.4	Interest expense	$5.3	$1.3	Not applicable	—	—

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Hedging Instruments Under	Recognized in Income on	Income on Derivative
SFAS 133	Derivative	2009	2008
Interest Rate Cap	Other income / (expense)	$—	$—
Credit-risk-related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, which we believe minimizes credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
Our agreements with each of our derivative counterparties contain a provision pursuant to which a default under any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, the counterparty has the right to declare a default on our derivative obligations.
Our agreements with each of our derivative counterparties also provide if we consolidate with, merge with or into, or transfer all or substantially all our assets to another entity and the creditworthiness of the resulting, surviving, or transferee entity is materially weaker than ours, the counterparty has the right to terminate the derivative obligations.
At March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was $57.2 million. As of March 31, 2009, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at March 31, 2009, we would have been required to settle our obligations under the agreements at their termination value of $57.2 million.
8. Share-based Compensation
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To determine our estimated forfeitures, we use actual forfeiture history. At March 31, 2009, the unamortized value of previously issued unvested share awards was approximately $27.8 million. The total fair value of shares vested during the three months ended March 31, 2009 was approximately $9.1 million.

Valuation Assumptions. Options generally have a vesting period of three to five years. The weighted average fair value of options granted in 2009 was $3.06 per option. We estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2009:

Expected volatility	33.0%
Risk-free interest rate	2.6%
Expected dividend yield	9.3%
Expected life (in years)	7.0
Our computation of expected volatility for 2009 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is estimated using the annual dividends paid in the prior year and the market price on the date of grant. Our computation of expected life for 2009 is estimated based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Options. No options were exercised during the three months ended March 31, 2009. As of March 31, 2009, there was approximately $3.0 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years. Total compensation cost for option and share awards charged against income was $2.3 million for the three months ended March 31, 2009.
The weighted average remaining contractual term of outstanding options under the share incentive plans is 6.6 years.
The following table summarizes share options outstanding and exercisable at March 31, 2009:

	Outstanding Options		Exercisable Options
					Remaining
		Weighted		Weighted	Contractual
Range of Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$25.88-$41.91	763,085	$31.93	273,576	$35.28	7.5
$42.90-$44.00	472,200	43.23	472,200	43.23	4.4
$45.53-$73.32	759,995	49.55	430,116	50.72	7.1

Total options	1,995,280	$41.32	1,175,892	$44.12	6.6

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the three months ended March 31, 2009:

		Weighted
	Options /	Average
	Share Awards	Exercise /
	Outstanding	Grant Price
Balance at January 1, 2009	4,125,312	$41.37
Options
Granted	489,509	30.06
Exercised	—	—
Forfeited	(30,756)	43.91

Net Options	458,753

Share Awards
Granted	298,067	30.00
Forfeited	(20,591)	56.90

Net Share Awards	277,476

Balance at March 31, 2009	4,861,541	$36.30

Vested share awards at March 31, 2009	2,152,688	$37.67

9. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Three Months
	Ended March 31,
(in thousands)	2009	2008

Decrease in assets:
Other assets, net	$4,020	$2,542

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(6,171)	(12,084)
Accrued real estate taxes	(4,487)	(7,103)
Other liabilities	2,308	(1,514)

Change in operating accounts	$(4,330)	$(18,159)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2009, we were obligated for approximately $25.9 million of additional construction and development expenditures for one development project owned by a consolidated joint venture. Contractual amounts due with respect to this project are expected to be funded from an existing construction loan.
Litigation. In September 2007, the Equal Rights Center filed a lawsuit against us and one of our wholly-owned subsidiaries in the United States District Court for the District of Maryland. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act by us in the design, construction, control, management, and/or ownership of various multifamily properties. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief which includes modification of existing assets and prohibiting construction or sale of noncompliant units or complexes. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss, if any, which would be associated with an adverse decision.
We are subject to various other legal proceedings and claims which arise in the ordinary course of business. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.
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
Lease Commitments. At March 31, 2009, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Minimum annual rental commitments for the remainder of 2009 are $2.2 million, and for the years ending December 31, 2010 through 2013 are approximately $2.5 million, $2.3 million, $2.0 million and $1.9 million, respectively, and $3.6 million in the aggregate thereafter.
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
11. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, excise, and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009. These taxes are primarily for entity level taxes on certain ventures, state margin taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2009.

12. Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2009 and 2008, income from discontinued operations included the results of operations of one operating property, containing 671 apartment homes, classified as held for sale at March 31, 2009. For the three months ended March 31, 2008, income from discontinued operations also included the results of operations of eight operating properties sold during 2008. As of March 31, 2009, the one operating property held for sale had a net book value of approximately $11.2 million.
The following is a summary of income from discontinued operations for the three months ended March 31, 2009 and 2008:

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Property revenues	$1,197	$6,100
Property expenses	612	2,924

	585	3,176

Interest	—	204
Depreciation and amortization	—	1,292

Income from discontinued operations	$585	$1,680

There were no sales of operating properties during the three months ended March 31, 2009. During the three months ended March 31, 2008, we recognized a gain of approximately $6.1 million from the sale of one operating property, containing 167 apartment homes, to an unaffiliated third party. The sale generated total proceeds of approximately $10.3 million.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At March 31, 2009, we had 4.6 acres of undeveloped land parcels classified as held for sale with a net book value of approximately $9.2 million.
Partial Sales. In March 2008, we completed a partial sale of Camden Amber Oaks, a development community in Austin, Texas, to the Fund for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. There were no partial sales during the three months ended March 31, 2009.
13. Fair Value Disclosures
SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets we have the ability to access for identical assets and liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 which are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(in millions)

	Quoted Prices in Active Markets
	for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Deferred compensation plan investments	$30.6	$—	$—	$30.6
Derivative financial instruments	—	0.1	—	0.1
Liabilities
Derivative financial instruments	—	48.7	—	48.7
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

Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from interest payments associated with floating rate debt. Through March 31, 2009, we had derivative financial instruments designated and qualifying as cash flow hedges. Derivative contracts with positive net fair values are recorded in accrued expenses and other assets. Derivative contracts with negative net fair values are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, to comply with the provisions of SFAS 157, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We had no nonfinancial assets or nonfinancial liabilities requiring fair value disclosure under FAS 157 as of March 31, 2009.
14. Noncontrolling Interest
We adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” effective January 1, 2009, and, as a result, we are required to separately report noncontrolling interest as equity in our condensed consolidated statements. SFAS 160 requires a reconciliation of equity attributable to noncontrolling interest and disclosure of those amounts of consolidated net income attributable to the noncontrolling interest.

The following table presents a reconciliation of the carrying amount of equity for the period indicated:

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		Net Income	Receivable		Accumulated
	Shares of	Additional	attributable to	Secured by		Other
	Beneficial	Paid-in	Common	Common	Treasury	Comprehensive	Noncontrolling
(in thousands except per share amounts)	Interest	Capital	Shareholders	Shares	Shares	Loss	Interest	Total

Shareholders’ Equity, January 1, 2009	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356

Net income			6,234				521	6,755
Unrealized loss on cash flow hedging activities						(2,936)		(2,936)
Reclassification of net losses on cash flow hedging activities						5,276		5,276
Common shares issued under dividend reinvestment plan		1						1
Share awards issued under benefit plan	3	(3)						—
Amortization of previously granted share awards		2,754						2,754
Employee stock purchase plan		(79)			464			385
Repayment of notes receivable secured by common shares, net				4				4
Share awards placed into deferred plans	2	(2)						—
Common share options exercised		155						155
Conversions and redemptions of operating partnership units	1	1,763					(1,780)	(16)
Common shares repurchased					(6)			(6)
Purchase of noncontrolling interest		648					(748)	(100)
Cash distributions			(39,406)				(2,124)	(41,530)

Shareholders’ Equity, March 31, 2009	$666	$2,242,940	$(345,481)	$(291)	$(462,751)	$(48,716)	$85,731	$1,472,098

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the periods ended March 31:

	2009	2008
Net income attributable to common shareholders	$6,234	$14,915
Transfers from the noncontrolling interest:
Increase in equity for conversion of operating partnership units	1,763	13,194
Increase in equity from purchase of noncontrolling interest	648	—

Change in common shareholders’ equity and net transfers from noncontrolling interest	$8,645	$28,109

15. Subsequent Events
On April 17, 2009, we, as guarantor, and five separate subsidiaries, each a Delaware limited liability company, as borrowers (collectively, the “Borrowers”), entered into a $420 million secured credit facility agreement with Red Mortgage Capital, Inc., a Fannie Mae lender. The ten-year facility has a fixed annual interest rate of 5.12% with payments of interest only, and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on eleven multifamily properties.
On April 21, 2009, we commenced a cash tender offer for certain series of notes maturing in 2010 and 2011. This tender offer was completed on April 28, 2009, and we repurchased and retired approximately $169.5 million of our outstanding debt at par. Total cash consideration was approximately $171.7 million, including accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be considered forward-looking statements. Reliance should not be placed on these forward-looking statements as they are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
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
Unless the context requires otherwise, “Camden,” “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and Camden’s consolidated subsidiaries and partnerships, collectively.
Executive Summary
Our results reflect the challenges the multifamily industry is currently facing. During fiscal year 2008 and continuing in 2009, the factors adversely affecting demand for and rents received in our multifamily communities became more intense and pervasive across the United States. As a result, the already difficult conditions within the industry have become progressively more challenging. High inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, job losses, and fears of a prolonged recession, among other factors, have persisted and, in some cases, accelerated thus far in 2009. We believe the effects of these factors have been further magnified by high levels of home foreclosures and liquidity disruptions in the financial markets.
Based on our results, the market conditions discussed above, and our belief these conditions may not improve quickly, we expect a decline in property revenues during fiscal year 2009. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will continue or will positively impact our operating results.
Due to the instability experienced during the current economic downturn, and our belief these conditions may not improve quickly, our near term primary focus is to strengthen our capital and liquidity position by selectively disposing of properties, controlling and reducing construction and overhead costs, generating positive cash flows from operations, and reducing outstanding debt and leverage ratios.
We intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of its committed capital is invested, subject to two one-year extensions, the Fund will be our exclusive investment vehicle for acquiring fully developed multifamily properties, subject to certain exceptions. Our portfolio of apartment communities is geographically diverse, which we believe mitigates risks such as changes in demographics or job growth which may occur within individual markets, although may not mitigate such risks with respect to more wide spread economic declines. In the long term, we also intend to continue focusing on our development pipeline which currently contains eleven properties in various stages of construction and lease-up. The commencement of future developments has and may continue to be impacted by economic conditions, increasing construction costs, and other factors. We expect decreasing levels of development activity in 2009 as compared to prior years.
We review our assets for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluations reflect our expectation of continued and increased challenges in the development of future multifamily communities, our belief these challenges will persist for some time, and our decision in fiscal year 2008 to not continue with five future development projects. Based on our evaluations, we recorded significant impairment charges to our land valuations in the fourth quarter of fiscal year 2008, which materially affected our operating results during fiscal year 2008. Land valuations may continue to have significant fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have further impairments in the future.
The continuation of the current economic environment and capital market disruptions have and could continue to have a negative impact on us and adversely affect our future results of operations.
During the remainder of 2009, approximately $86.8 million of debt maturities, including scheduled principal amortizations, are scheduled to mature. We intend to meet our long-term liquidity requirements through draws on our unsecured credit facility, property dispositions, secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement. Approximately $25.9 million remains to be funded for one development project owned by a consolidated joint venture, which we expect to fund from an existing construction loan.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	March 31, 2009		December 31, 2008
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,119	15	6,119	15
Houston, Texas	6,620	16	6,620	16
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	6,068	17	5,702	16
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,106	7	2,106	7
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,171	7	2,171	7
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,481	6	2,481	6
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,269	182	62,903	181

Properties Under Development
Washington, D.C. Metro	—	—	366	1
Houston, Texas	712	3	712	3
Austin, Texas	348	1	348	1

Total Properties Under Development	1,060	4	1,426	5

Total Properties	64,329	186	64,329	186

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	601	2	601	2
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	51,258	142	51,258	142

(1)	Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(2)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2009, stabilization was achieved at one recently completed property as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Main & Jamboree
Irvine, CA	290	3Q08	1Q09
Partial Sales to Joint Ventures in Continuing Operations
In March 2008, we completed a partial sale of Camden Amber Oaks, a development community in Austin, Texas, to the Fund for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. There were no partial sales during the three months ended March 31, 2009.
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of March 31, 2009. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain on the disposal of the properties held for sale is also classified as discontinued operations.
As of March 31, 2009, we had one operating property classified as held for sale, Camden West Oaks, a 671-unit community built in 1982 and located in Houston, Texas.
During the three months ended March 31, 2008, we recognized a gain of $6.1 million from the sale of one operating property to an unaffiliated third party. The sale generated total net proceeds of approximately $10.3 million. There were no sales of operating properties during the three months ended March 31, 2009.
Upon our decision to abandon efforts to develop certain land parcels and to market these parcels for sale, we reclassify the operating expenses associated with these assets to discontinued operations. At March 31, 2009, we had 4.6 acres of undeveloped land parcels classified as held for sale with a net book value of approximately $9.2 million.

Development and Lease-Up Properties
At March 31, 2009, we had six completed consolidated properties in lease-up as follows:

	Number of				Estimated
($ in millions)	Apartment		% Leased at	Date of	Date of
Property and Location	Homes	Cost Incurred	4/26/09	Completion	Stabilization

Camden Potomac Yard
Arlington, VA	378	$104.6	87%	2Q08	4Q09
Camden Orange Court
Orlando, FL	261	45.5	73%	2Q08	3Q09
Camden Summerfield
Landover, MD	291	62.6	86%	2Q08	4Q09
Camden Cedar Hills
Austin, TX	208	23.6	95%	4Q08	2Q09
Camden Whispering Oaks
Houston, TX	274	27.4	87%	4Q08	3Q09
Camden Dulles Station
Oak Hill, VA	366	72.2	57%	1Q09	3Q10

Total	1,778	$335.9	80%

At March 31, 2009, we had one consolidated property under construction as follows:

Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Camden Travis Street
Houston, TX (1)	253	$39.0	$13.1	$13.1	1Q10	3Q10

(1)	Camden Travis Street is owned in a fully-consolidated joint venture, of which we retain a 25% ownership.
Our condensed consolidated balance sheet at March 31, 2009 included approximately $258.2 million related to properties under development and land. Of this amount, approximately $13.1 million related to projects currently under construction. Additionally, at March 31, 2009, we had approximately $188.9 million invested in land for projects we may begin constructing in the future and $56.2 million invested primarily in land tracts in which future development activities have been put on hold.

At March 31, 2009, we had investments in non-consolidated joint ventures which were developing the following multi-family communities:
($ in millions)

		Number of		Total
		Apartment	Estimated	Cost
Property and Location	Ownership %	Homes	Cost	Incurred

Completed Communities (1)
Camden College Park	30%	508	N/A	$127.9
College Park, MD

Under Construction
Braeswood Place (1) (2)	30%	340	$48.6	$46.8
Houston, TX
Belle Meade (2)	30%	119	33.2	25.0
Houston, TX
Camden Amber Oaks (1)	20%	348	40.0	33.9
Austin, TX

Under Construction Total		807	$121.8	$105.7

Pre-Development(3)		Total Acres

Lakes at 610	30%	6.1	N/A	$6.7
Houston, TX
Town Lake	72%	25.9	N/A	38.9
Austin, TX

Pre-Development Total		32.0		$45.6

(1)	Properties in lease-up as of March 31, 2009.

(2)	Properties being developed by joint venture partner.

(3)	Properties in pre-development by joint venture partner.
Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Average monthly property revenue per apartment home	$1,047	$1,036
Annualized total property expenses per apartment home	$4,864	$4,632
Weighted average number of operating apartment homes owned 100%	50,017	48,756
Weighted average occupancy of operating apartment homes owned 100%	93.8%	93.5%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2009 as compared to the same period in 2008:

	Apartment	Three Months
	Homes At	Ended March 31,		Change
($ in thousands)	3/31/09	2009	2008	$	%
Property revenues
Same store communities	42,670	$131,232	$131,842	$(610)	(0.5)%
Non-same store communities	6,139	19,368	16,834	2,534	15.1
Development and lease-up communities	2,031	5,237	488	4,749	*
Dispositions/other	—	1,195	2,300	(1,105)	(48.0)

Total property revenues	50,840	$157,032	$151,464	$5,568	3.7%

Property expenses
Same store communities	42,670	$50,360	$47,756	$2,604	5.5%
Non-same store communities	6,139	6,995	7,112	(117)	(1.6)
Development and lease-up communities	2,031	2,501	543	1,958	*
Dispositions/other	—	959	1,049	(90)	(8.6)

Total property expenses	50,840	$60,815	$56,460	$4,355	7.7%

*	Not a meaningful percentage.
Same store communities are communities we owned and were stabilized as of January 1, 2008. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2008. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2008.
Same store analysis
Same store property revenues for the three months ended March 31, 2009 decreased $0.6 million, or 0.5%, from the same period in 2008. Same store rental revenues decreased $3.1 million due to a slight decline in average occupancy and a 2.6% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by a $2.5 million increase in other property revenue primarily due to our implementation of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs.
Property expenses from our same store communities increased $2.6 million, or 5.5%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increases in same store property expenses were primarily due to increases in expenses for utilities, primarily due to the implementation of utility rebilling programs discussed above, increases in real estate taxes, primarily due to increases in appraisals and taxation rates, and the amount of property insurance claims. Utilities, real estate taxes, and repairs and maintenance, represent an aggregate of approximately 64% and 63% of total same store property expenses for the three months ended March 31, 2009 and 2008, respectively.

Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased $7.3 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our re-development and development pipelines. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased $1.8 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our re-development and development pipelines.
Dispositions/other property expenses
Dispositions/other property revenues decreased approximately $1.1 million for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily related to the partial sale of South Congress to the Fund during the third quarter of 2008.
Dispositions/other property expenses decreased $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily related to the partial sale of South Congress to the Fund during the third quarter of 2008.
Non-property income

	Three Months
	Ended March 31,		Change
($ in thousands)	2009	2008	$	%
Fee and asset management	$2,031	$2,412	$(381)	(15.8)%
Interest and other income	735	1,333	(598)	(44.9)
Loss on deferred compensation plans	(4,152)	(8,541)	4,389	51.4

Total non-property loss	$(1,386)	$(4,796)	$3,410	71.1%

Fee and asset management income decreased $0.4 million for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily related to declines in development and construction fees earned on our development joint ventures in 2009 as compared to 2008 due to the completion of construction at several communities in 2008.
Interest and other income decreased $0.6 million for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease is primarily related to contractual reductions in interest rates related to mezzanine loans for development communities which have reached stabilization and reductions in interest earned on variable rate notes due to declines in LIBOR.

Loss on deferred compensation plans totaled $4.2 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively. These losses were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the benefit related to these plans, as discussed below.
Other expenses

	Three Months
	Ended March 31,		Change
($ in thousands)	2009	2008	$	%
Property management	$4,929	$4,900	$29	0.6%
Fee and asset management	1,135	1,725	(590)	(34.2)
General and administrative	8,232	7,960	272	3.4
Interest	32,245	32,573	(328)	(1.0)
Depreciation and amortization	43,980	41,516	2,464	5.9
Amortization of deferred financing costs	817	734	83	11.3
Benefit on deferred compensation plans	(4,152)	(8,541)	4,389	51.4

Total other expenses	$87,186	$80,867	$6,319	7.8%

Fee and asset management expense, which represents expenses related to third-party construction projects and property management, decreased $0.6 million for the three months ended March 31, 2009 as compared to the same period in 2008. This decrease was primarily due to a reduction in construction and development activities for third parties.
General and administrative expense increased $0.3 million for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff completed in January 2009. This increase was partially offset by an overall decrease in expenses due to various cost-saving measures, including a decrease in salary expense as a result of the reduction in force. General and administrative expenses were 5.2% and 5.1% of total property revenues and total non-property income, excluding loss on deferred compensation plans, for the three months ended March 31, 2009 and 2008, respectively.
Interest expense for the three months ended March 31, 2009 decreased $0.3 million as compared to the same period in 2008. This was primarily due to a decrease in LIBOR and the resulting decrease in interest expense on our line of credit, in addition to decreases in interest expense as a result of our repurchases and early retirement of outstanding debt beginning in the second quarter of 2008. The decreases were partially offset by the increased interest expense incurred on our $380 million credit facility entered into during the third quarter of 2008. In addition, capitalized interest decreased $3.0 million during the three months ended March 31, 2009 as compared to the same period in 2008 as a result of the completion of units in our development pipeline and our decision in fiscal year 2008 to not continue with five future development projects.
Depreciation and amortization increased $2.5 million for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to an increased level of new development and capital improvements placed in service during the preceding year.

Amortization of deferred financing costs increased approximately $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to financing costs incurred on our $380 million credit facility entered into in the third quarter of 2008.
Benefit on deferred compensation plans totaled $4.2 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively. These benefits were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the loss related to these plans, as discussed above.
Other

	Three Months
	Ended March 31,		Change
($ in thousands)	2009	2008	$	%
Gain on sale of properties, including land	$—	$1,106	$(1,106)	(100.0)%
Gain on early retirement of debt	166	—	166	100.0
Equity in income (loss) of joint ventures	408	(47)	455	*
Distributions on perpetual preferred units	(1,750)	(1,750)	—	—
Income tax expense — current	(299)	(273)	(26)	(9.5)

*	Not a meaningful percentage.
Gain on sale of properties, including land, totaled $1.1 million for the three months ended March 31, 2008, due to the sale of land in Las Vegas, Nevada adjacent to our regional office.
Gain on early retirement of debt was $0.2 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we repurchased and retired $7.4 million of the principal amount of our $250 million, 4.375% senior unsecured notes due 2010 from unrelated third parties for approximately $7.2 million.
Equity in income (loss) of joint ventures increased $0.5 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily the result of certain of our development joint ventures reaching or nearing stabilization. During the comparable period in 2008, certain of our development joint ventures were in various stages of construction and did not have sufficient earnings to offset their depreciation and interest expense.
During the three months ended March 31, 2009 and 2008, we incurred entity level taxes for our operating partnership and other state and local taxes totaling $0.3 million.

Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interest, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.
To facilitate a clear understanding of our consolidated historical operating results, we believe FFO should be examined in conjunction with net income attributable to common shareholders as presented in the condensed consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered as an alternative to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months
	Ended March 31,
(in thousands)	2009	2008
Funds from operations
Net income attributable to common shareholders	$6,234	$14,915
Real estate depreciation and amortization, including discontinued operations	43,010	41,938
Adjustments for unconsolidated joint ventures	1,916	1,539
Gain on sale of properties, including land and discontinued operations, net of taxes	—	(7,218)
Income allocated to noncontrolling interest	421	1,156

Funds from operations — diluted	$51,581	$52,330

Weighted average shares — basic	55,552	54,965
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	152
Common units	2,919	3,427

Weighted average shares — diluted	58,471	58,544

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

Our interest expense coverage ratio, net of capitalized interest, was 2.6 and 2.7 times for the three months ended March 31, 2009, and 2008, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. At March 31, 2009 and 2008, 79.9% and 81.7%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 4.6 years at March 31, 2009.
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
Our primary source of liquidity is cash flow generated from operations. Other sources include the availability under our unsecured credit facility and other short-term borrowings, secured mortgage debt, proceeds from dispositions of properties and other investments, and access to the capital markets. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2009 including:
•	Normal recurring operating expenses;

•	Current debt service requirements;

•	Recurring capital expenditures;

•	Initial funding of property developments, acquisitions, and notes receivable; and

•	The minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
Factors which could increase or decrease our future liquidity include but are not limited to current volatility in capital and credit markets, sources of financing, completion of planned asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets, and changes in operating costs resulting from a weakened economy, all of which could adversely impact occupancy and rental rates and our liquidity.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2009 and 2008.
Net cash from operating activities was $51.2 million during the three months ended March 31, 2009 as compared to $36.9 million for the same period in 2008. The increase was mainly due to favorable changes in operating accounts, predominantly accounts payable and real estate taxes payable due to the timing of payments between periods.
Net cash used in investing activities during the three months ended March 31, 2009 totaled $9.1 million as compared to $51.1 million during the three months ended March 31, 2008. Cash outflows for property development and capital improvements were $18.6 million during the three months ended March 31, 2009 as compared to $67.5 million for the same period in 2008 due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2009 as compared to 2008. Cash outflows for investments in joint ventures were $0.3 million during the three months ended March 31, 2009 as compared to $6.6 million for the same period in 2008. Proceeds received from sales of properties, sales of assets to joint ventures, and joint venture distributions representing returns of investments totaled $20.8 million during the three months ended March 31, 2008 and were insignificant for the three months ended March 31, 2009.
Net cash used in financing activities totaled $42.3 million for the three months ended March 31, 2009, primarily as a result of the repayment on notes payable of $100.0 million, and distributions paid to shareholders, minority interest holders, and noncontrolling interest holders of $43.2 million. These decreases were offset by increases in balances outstanding under our line of credit of $96.0 million. Net cash provided by financing activities totaled $14.2 million for the three months ended March 31, 2008, primarily as a result of increases in balances outstanding under our line of credit of $86.0 million, offset by distributions paid to shareholders, minority interest holders, and noncontrolling interest holders of $42.9 million and $30.0 million of common share and noncontrolling interest repurchases.

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At March 31, 2009, we had outstanding letters of credit totaling approximately $13.9 million, and had approximately $345.1 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
We have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. As of March 31, 2009, we had 53,754,984 common shares and no preferred shares outstanding.
On April 17, 2009, we, as guarantor, and five separate subsidiaries, each a Delaware limited liability company, as borrowers (collectively, the “Borrowers”), entered into a $420 million secured credit facility agreement with Red Mortgage Capital, Inc., a Fannie Mae lender. The ten-year facility has a fixed annual interest rate of 5.12% with payments of interest only, and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on eleven multifamily properties. We used the proceeds from this credit facility for the repurchase of outstanding debt, repayment of maturing debt, as well as to pay down amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During the remainder of 2009, approximately $86.8 million of debt maturities, including scheduled principal amortizations, are scheduled to mature and approximately $25.9 million remains to be funded for one development project owned by a consolidated joint venture. We expect to fund the construction debt from an existing construction loan. We intend to meet our long-term liquidity requirements through draws on our unsecured credit facility, property dispositions, secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In March 2009, we announced our Board of Trust Managers had declared a dividend distribution of $0.70 per share to holders of record as of March 31, 2009 of our common shares. The dividend was subsequently paid on April 17, 2009. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnerships units equates to an annualized dividend rate of $2.80 per share or unit.

In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through March 31, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of March 31, 2009.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are committed to additional funding under mezzanine loans provided to joint ventures. See further discussion of our investments in various joint ventures in Note 4, “Investments in Joint Ventures,” and a discussion of our mezzanine construction financing in Note 5, “Notes Receivable,” in the notes to condensed consolidated financial statements.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
Critical Accounting Policies
Critical accounting policies are those most important to the presentation of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters which are inherently uncertain. We follow financial accounting and reporting policies in accordance with GAAP.
General. A comprehensive enumeration of our significant accounting policies is presented in Note 2 of the condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008. Each of our policies has been chosen based upon current authoritative literature that collectively comprises accounting principles generally accepted in the United States of America.
Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.” FSP 141R-1 amends the guidance of SFAS 141R, “Business Combinations,” related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS 141, “Business Combinations.” Under FSP 141R-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies.” FSP 141R-1 applies prospectively to business combinations completed on or after January 1, 2009. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions we complete subsequent to our adoption of the new standard.
In December 2007, the FASB issued SFAS 160 which defines a noncontrolling interest as an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interest and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the noncontrolling interest. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to a noncontrolling interest its share of losses, even if such treatment results in a deficit balance within the parent’s equity accounts related to the noncontrolling interest. We adopted SFAS 160 effective January 1, 2009, and most provisions were applied retrospectively for all periods presented. Since we have significant noncontrolling interest, this standard had a material effect on prior-year presentation.

Upon our adoption of SFAS 160, we reclassified balances related to minority interest relating to the common units in Camden Operating, L.P., Oasis Martinique, LLC, Camden Summit Partnership, L.P., and other minority interest in consolidated real estate joint ventures into our consolidated equity accounts and these are now classified as noncontrolling interest. The noncontrolling interest reclassification amount at December 31, 2008 was approximately $89.9 million. The minority interest relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of $97.9 million will remain classified between liability and equity pursuant to EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 14, “Noncontrolling Interest,” for further disclosure requirements of noncontrolling interest.
In April 2009, the FASB issued FSP 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly.” FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased or when circumstances indicate a transaction is not orderly. FSP 157-4 will be effective for us for the quarter ending June 30, 2009. We are currently evaluating the effects FSP 157-4 may have on our financial statements.
In April 2009, the FASB issued FSPs 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. The FSPs will be effective for us for the quarter ending June 30, 2009. We do not believe the adoption of these FSPs will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls. There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For discussion regarding legal proceedings, see Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no unregistered sales of equity securities during the quarter ended March 31, 2009.
The following table summarizes repurchases of our equity securities in the quarter ended March 31, 2009:

			Total Number of
	Total	Average	Shares Purchased	Approximate Dollar
	Number of	Price	as Part of Publicly	Value of Shares Which
	Shares	Paid per	Announced	May Yet Be Purchased
	Purchased	Share	Programs	Under the Program (1)

Month ended January 31, 2009	—	$—	—	$269,768,097
Month ended February 28, 2009	—	—	—	269,768,097
Month ended March 31, 2009	—	—	—	269,768,097

Total	—	$—	—

(1)
In April 2007, our Board of Trust Managers approved a program to repurchase up to $250 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In January 2008, our Board of Trust Managers voted to increase the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through March 31, 2009.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

10.1
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner, LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. *

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 1, 2009.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 1, 2009.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher Michael P. Gallagher	May 1, 2009 Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
10.1
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner, LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. *

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 1, 2009.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 1, 2009.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.