Form 10-Q
period 2009-06-30
CAMDEN PROPERTY TRUST
filed 2009-07-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of July 27, 2009, there were 64,122,340 shares of Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2009	2008
Assets
Real estate assets, at cost
Land	$746,936	$744,059
Buildings and improvements	4,473,906	4,447,587

	5,220,842	5,191,646
Accumulated depreciation	(1,065,861)	(981,049)

Net operating real estate assets	4,154,981	4,210,597
Properties under development, including land	268,655	264,188
Investments in joint ventures	22,334	15,106
Properties held for sale, including land	6,732	20,653

Total real estate assets	4,452,702	4,510,544

Accounts receivable — affiliates	35,909	37,000
Notes receivable
Affiliates	54,033	58,109
Other	—	8,710
Other assets, net	92,421	103,013
Cash and cash equivalents	157,665	7,407
Restricted cash	5,190	5,559

Total assets	$4,797,920	$4,730,342

Liabilities and shareholders’ equity
Liabilities
Notes payable
Unsecured	$1,728,150	$2,103,187
Secured	969,668	729,209
Accounts payable and accrued expenses	65,012	82,575
Accrued real estate taxes	30,154	23,600
Distributions payable	33,050	42,936
Other liabilities	132,763	149,554

Total liabilities	2,958,797	3,131,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Shareholders’ equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 79,509 and 68,770 issued; 76,915 and 66,028 outstanding, respectively	769	660
Additional paid in capital	2,517,788	2,237,703
Distributions in excess of net income attributable to common shareholders	(357,168)	(312,309)
Notes receivable secured by common shares	(287)	(295)
Treasury shares, at cost (12,807 and 12,820 common shares, respectively)	(462,751)	(463,209)
Accumulated other comprehensive loss	(41,886)	(51,056)

Total common shareholders’ equity	1,656,465	1,411,494
Noncontrolling interests	84,733	89,862

Total shareholders’ equity	1,741,198	1,501,356

Total liabilities and shareholders’ equity	$4,797,920	$4,730,342

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Property revenues
Rental revenues	$135,800	$136,555	$272,300	$270,818
Other property revenues	21,657	18,972	42,189	36,173

Total property revenues	157,457	155,527	314,489	306,991
Property expenses
Property operating and maintenance	44,562	40,218	86,845	79,397
Real estate taxes	18,532	17,831	37,064	35,112

Total property expenses	63,094	58,049	123,909	114,509
Non-property income
Fee and asset management	2,244	2,131	4,275	4,543
Interest and other income	1,097	1,092	1,832	2,425
Income (loss) on deferred compensation plans	7,660	(639)	3,508	(9,180)

Total non-property income (loss)	11,001	2,584	9,615	(2,212)
Other expenses
Property management	4,542	5,281	9,471	10,181
Fee and asset management	1,303	1,696	2,438	3,421
General and administrative	7,246	8,414	15,478	16,374
Interest	34,002	33,286	66,247	65,859
Depreciation and amortization	43,888	43,190	87,868	84,706
Amortization of deferred financing costs	857	589	1,674	1,323
Expense (benefit) on deferred compensation plans	7,660	(639)	3,508	(9,180)

Total other expenses	99,498	91,817	186,684	172,684
Income from continuing operations before gain on sale of properties, including land, gain (loss) on early retirement of debt, and equity in income (loss) of joint ventures	5,866	8,245	13,511	17,586
Gain on sale of properties, including land	—	—	—	1,106
Gain (loss) on early retirement of debt	(2,716)	2,298	(2,550)	2,298
Equity in income (loss) of joint ventures	222	(474)	630	(521)

Income from continuing operations before income taxes	3,372	10,069	11,591	20,469
Income tax expense — current	(347)	(160)	(646)	(433)

Income from continuing operations	3,025	9,909	10,945	20,036
Income from discontinued operations	575	1,712	1,160	3,392
Gain on sale of discontinued operations	16,887	8,549	16,887	14,676

Net income	20,487	20,170	28,992	38,104
Less net income allocated to noncontrolling interests	(422)	(1,126)	(943)	(2,395)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Net income attributable to common shareholders	$18,315	$17,294	$24,549	$32,209

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.01	$0.12	$0.11	$0.25
Income from discontinued operations attributable to common shareholders, including gain on sale	0.29	0.19	0.31	0.33

Net income attributable to common shareholders	$0.30	$0.31	$0.42	$0.58

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.01	$0.12	$0.11	$0.25
Income from discontinued operations attributable to common shareholders, including gain on sale	0.29	0.19	0.30	0.32

Net income attributable to common shareholders	$0.30	$0.31	$0.41	$0.57

Distributions declared per common share	$0.45	$0.70	$1.15	$1.40

Weighted average number of common shares outstanding	61,499	55,351	58,542	55,158
Weighted average number of common and common dilutive equivalent shares outstanding	61,449	56,033	59,025	55,829

Net income attributable to common shareholders
Income from continuing operations	$3,025	$9,909	$10,945	$20,036
Less net income allocated to noncontrolling interests from continuing operations	(422)	(1,126)	(943)	(2,395)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Income from continuing operations attributable to common shareholders	853	7,033	6,502	14,141
Income from discontinued operations attributable to common shareholders, including gain on sale	17,462	10,261	18,047	18,068

Net income attributable to common shareholders	$18,315	$17,294	$24,549	$32,209

Condensed Consolidated Statements of Comprehensive Income

Net income	$20,487	$20,170	$28,992	$38,104
Other comprehensive income
Unrealized gain (loss) on cash flow hedging activities	1,361	15,623	(1,574)	(3,802)
Reclassification of net losses on cash flow hedging activities	5,469	2,640	10,744	3,970

Comprehensive Income	27,317	38,433	38,162	38,272
Less net income allocated to noncontrolling interests	(422)	(1,126)	(943)	(2,395)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Comprehensive income attributable to common shareholders	$25,145	$35,557	$33,719	$32,377

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$28,992	$38,104
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	86,201	83,928
Gain on sale of discontinued operations	(16,887)	(14,676)
Gain on sale of properties, including land	—	(1,106)
Distributions of income from joint ventures	3,106	2,866
Equity in (income) loss of joint ventures	(630)	521
Interest from notes receivable — affiliates	(212)	(2,152)
Share-based compensation	4,555	4,136
Loss (gain) on early retirement of debt	2,550	(2,298)
Amortization of deferred financing costs	1,674	1,329
Accretion of discount on unsecured notes payable	376	286
Net change in operating accounts	(4,022)	(11,717)

Net cash from operating activities	$105,703	$99,221

Cash flows from investing activities
Development and capital improvements	$(33,122)	$(127,511)
Proceeds from sales of properties, including land and discontinued operations, net	27,967	25,527
Payments received on notes receivable — other	8,710	2,855
Increase in notes receivable — affiliates	(5,381)	(437)
Investments in joint ventures	(466)	(10,374)
Distributions of investments from joint ventures	36	293
Proceeds from partial sales of assets to joint ventures	—	8,923
Change in restricted cash	369	988
Other	(1,445)	(2,347)

Net cash from investing activities	$(3,332)	$(102,083)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2009	2008
Cash flows from financing activities
Net (decrease) increase in unsecured line of credit and short-term borrowings	$(145,000)	$163,000
Repayment of notes payable	(420,212)	(46,320)
Proceeds from notes payable	429,618	—
Proceeds from issuance of common shares	272,112	—
Distributions to shareholders, perpetual preferred units, and noncontrolling interests	(86,409)	(85,904)
Payment of deferred financing costs	(3,692)	(603)
Net decrease (increase) in accounts receivable — affiliates	1,113	(560)
Repayment of notes receivable secured by common shares	17	1,662
Repurchase of common shares and units	(23)	(29,973)
Common share options exercised	—	1,623
Other	363	282

Net cash from financing activities	47,887	3,207

Net increase in cash and cash equivalents	150,258	345
Cash and cash equivalents, beginning of period	7,407	897

Cash and cash equivalents, end of period	$157,665	$1,242

Supplemental information
Cash paid for interest, net of interest capitalized	$70,626	$66,904
Cash paid for income taxes	1,740	1,450

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$33,050	$42,965
Value of shares issued under benefit plans, net of cancellations	8,462	11,513
Conversion of operating partnership units to common shares	1,756	13,198
Accrual associated with construction and capital expenditures	4,793	13,180
Conversion of mezzanine note to joint venture equity	9,213	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2009, we owned interests in, operated, or were developing 185 multifamily properties comprising 63,658 apartment homes across the United States. We had 712 apartment homes under development at three of our multifamily properties, including 459 apartment homes at two multifamily properties owned through nonconsolidated joint ventures and 253 apartment homes at one multifamily property owned through a fully consolidated joint venture, in which we own an interest. In addition, we own other sites we may develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries and joint ventures over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities” (as revised), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investment is evaluated for consolidation using American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Accounting Research Bulletin 51, “Consolidated Financial Statements,” as amended by Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). If we are the general partner in a limited partnership, we also consider the guidance of Emerging Issues Task Force Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” to assess whether any rights held by the limited partners overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2008 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all amounts due in accordance with the terms of the mezzanine loan, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled amounts due with respect to these mezzanine loans, current market conditions with respect to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in impairment charges with respect to our mezzanine loans.

The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed trends and other information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to, among other factors, the judgment and assumptions applied in the impairment analyses and the fact limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate beyond our current expectations or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is based on our weighted average interest rate as it relates to amounts borrowed for construction purposes. Most transaction and restructuring costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $2.5 million and $4.9 million for the three and six months ended June 30, 2009, respectively, and approximately $4.3 million and $9.6 million for the three and six months ended June 30, 2008, respectively. Capitalized real estate taxes were approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment homes. We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from three to twenty years.
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
As required by SFAS 133, we record all derivatives in the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. All sources of income, including from interest and fee and asset management, are recognized as earned. One of our properties is subject to rent control or rent stabilization. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 98% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for all periods presented.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to the self-insured components of our insurance and employee benefit programs, estimates related to our investments in joint ventures and mezzanine construction financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the guidance of SFAS 141R, “Business Combinations,” related to accounting for pre-acquisition contingencies. Under FSP 141R-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies.” FSP 141R-1 applies prospectively to us for business combinations completed on or after January 1, 2009. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions we complete subsequent to our adoption of the new standard.

Upon our adoption of SFAS 160, we reclassified minority interest balances relating to (i) the common units in Camden Operating, L.P., Oasis Martinique, LLC, and Camden Summit Partnership, L.P. and (ii) other minority interest in consolidated real estate joint ventures into our consolidated equity accounts and these are now classified as noncontrolling interests. The noncontrolling interests amount at June 30, 2009 and December 31, 2008 was approximately $84.7 million and $89.9 million, respectively. The balance relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of approximately $97.9 million remains classified between liability and equity pursuant to EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 14, “Noncontrolling Interests,” for further disclosure requirements of noncontrolling interests.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased or when circumstances indicate a transaction is not orderly. Additionally, FSP 157-4 requires interim and annual disclosure of the techniques used to measure fair value and a discussion of changes, if any, in these techniques during the period. We adopted FSP 157-4 during the quarter ended June 30, 2009 and the adoption did not have a material impact on our financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSPs”) to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. We adopted the FSPs during the quarter ended June 30, 2009 and the adoption did not have a material impact on our financial statements.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (the “Fair Value FSP”). The Fair Value FSP requires disclosure of the fair value of financial instruments, presented together with the carrying amount of the financial instruments, on an interim basis. The methods and assumptions used to estimate the fair value of the financial instruments are also required to be disclosed, including any changes in those methods or assumptions from prior periods. We adopted the Fair Value FSP during the quarter ended June 30, 2009 and the adoption did not have a material impact on our financial statements but did increase our disclosures.
In May 2009, the FASB issued SFAS 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, including the time period following the balance sheet date for which management should evaluate events and transactions for potential recognition or disclosure in the financial statements, the circumstances under which recognition in the financial statements would be appropriate, and the level of potential disclosures. SFAS 165 is not expected to result in significant changes in either the recognition or disclosure of subsequent events. We adopted SFAS 165 during the quarter ended June 30, 2009 and it did not have a material impact on our financial statements. Subsequent events for the quarter ended June 30, 2009 have been evaluated through July 31, 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 modifies the financial components approach used in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125,” removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. SFAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. SFAS 166 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. SFAS 167 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We do not expect the adoption of this statement to materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements will be revised to conform to the Codification beginning with the quarter ending September 30, 2009.
3. Per Share Data
Earnings per share has been computed pursuant to the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. On January 1, 2009 we adopted FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” and, as a result, our unvested share-based payment awards are considered participating securities and are included in our earnings per share calculations. For the three months ended June 30, 2009 and 2008, approximately 5.5 million and 4.5 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive. For the six months ended June 30, 2009 and 2008, approximately 4.9 million and 4.6 million common share options and awards granted and units convertible into common shares, respectively, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$853	$7,033	$6,502	$14,141
Amount allocated to participating securities	(147)	(122)	(223)	(227)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	706	6,911	6,279	13,914
Income from discontinued operations attributable to common shareholders, including gain on sale	17,462	10,261	18,047	18,068

Net income attributable to common shareholders, as adjusted — basic	$18,168	$17,172	$24,326	$31,982

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.01	$0.12	$0.11	$0.25
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	0.29	0.19	0.31	0.33

Net income attributable to common shareholders, as adjusted — per share	$0.30	$0.31	$0.42	$0.58

Weighted average common shares outstanding	61,499	55,351	58,542	55,158

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$706	$6,911	$6,279	$13,914
Income allocated to common units	—	12	21	17

Income from continuing operations attributable to common shareholders, as adjusted	706	6,923	6,300	13,931
Income from discontinued operations attributable to common shareholders, including gain on sale	17,462	10,261	18,047	18,068

Net income attributable to common shareholders, as adjusted	$18,168	$17,184	$24,347	$31,999

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.01	$0.12	$0.11	$0.25
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	0.29	0.19	0.30	0.32

Net income attributable to common shareholders, as adjusted — per share	$0.30	$0.31	$0.41	$0.57

Weighted average common shares outstanding	61,499	55,351	58,542	55,158

Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	174	—	163
Common units	—	508	483	508

Weighted average common shares outstanding, as adjusted	61,499	56,033	59,025	55,829

Our Board of Trust Managers has approved a program to repurchase up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased approximately 4.3 million shares for a total of approximately $230.2 million through June 30, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of June 30, 2009.

In May 2009, we issued 10,350,000 common shares at $27.50 per share in a public equity offering. We have used a portion of the net proceeds of approximately $272.1 million to reduce indebtedness on our unsecured line of credit and repurchase near-term debt maturities, and we expect to further use such proceeds to fund other debt maturities and for other general corporate purposes.
We filed a shelf registration statement with the Securities and Exchange Commission during the three months ended June 30, 2009, which became automatically effective upon filing. We may use the shelf registration statement to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares.
4. Investments in Joint Ventures
The joint ventures described below are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $65.2 million, of five loans utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
In May 2009, one of our joint ventures located in Houston, Texas refinanced its $31.7 million construction loan to a secured ten-year note in the principal amount of approximately $23.0 million. The note has a fixed annual interest rate of 5.325% with monthly payments of principal and interest due beginning on July 1, 2009. Concurrent with this transaction, each of the two joint venture partners made a mezzanine loan to the joint venture in the amount of $4.6 million, or $9.2 million in the aggregate, each of which has a 10% annual interest rate and matures on June 3, 2019. We had previously made a mezzanine loan to this joint venture of $9.2 million, which was converted into an additional equity interest in the joint venture concurrently with the refinancing.
The mezzanine loan discussed above, and the mezzanine loans we have made to certain other affiliated joint ventures, are recorded as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.”
We earn fees for property management, construction, development, and other services provided primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.2 million and $4.3 million during the three and six months ended June 30, 2009, respectively, and approximately $2.1 million and $4.5 million during the three and six months ended June 30, 2008, respectively.
As of June 30, 2009, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes balance sheet and statement of income data for the unconsolidated joint ventures as of the periods presented (in millions):

	June 30,	December 31,
	2009	2008
Total assets	$1,212.7	$1,210.7
Total third-party debt	1,001.5	984.2
Total equity	137.2	145.0

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Total revenues	$34.3	$31.0	$68.0	$60.6
Net loss	(3.8)	(4.0)	(7.0)	(7.6)
Equity in income (1)	0.2	(0.5)	0.6	(0.5)

(1)	Equity in income excludes our ownership interest in transactions with our joint ventures.

5. Notes Receivable
Notes receivable — affiliates. We provided mezzanine construction financing, with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to 12% per year, in connection with certain of our joint venture transactions. During the quarter ended June 30, 2009, one mezzanine note was converted into an additional equity interest in the related joint venture and a new mezzanine note was provided. See further discussion of this transaction in Note 4, “Investment in Joint Ventures.” As of June 30, 2009 and December 31, 2008, the balance of “Notes receivable — affiliates” totaled approximately $54.0 million and $58.1 million, respectively, on notes maturing through 2019. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at June 30, 2009.
At June 30, 2009, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $30.0 million.
Notes receivable — other. We have a mezzanine financing program under which we provide secured financing to third party owners of real estate properties. At December 31, 2008, an aggregate of approximately $8.7 million was outstanding on these loans. This amount, together with accrued interest, was paid in full during the three months ended March 31, 2009.
Notes receivable secured by common shares. At June 30, 2009, one note receivable was outstanding with a balance of approximately $0.3 million, which was secured by our common shares and reported as a component of shareholders’ equity in our condensed consolidated balance sheet.

6. Notes Payable
The following is a summary of our indebtedness:

	June 30,	December 31,
(in millions)	2009	2008
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$145.0
$500 million term loan, due 2012	500.0	500.0

	500.0	645.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	81.9	81.9
$250.0 million 4.39% Notes, due 2010	55.2	150.4
$100.0 million 6.75% Notes, due 2010	57.8	79.9
$150.0 million 7.69% Notes, due 2011	87.9	149.8
$200.0 million 5.93% Notes, due 2012	189.3	199.6
$200.0 million 5.45% Notes, due 2013	199.4	199.3
$250.0 million 5.08% Notes, due 2015	249.0	248.9
$300.0 million 5.75% Notes, due 2017	246.0	246.0

	1,166.5	1,355.8

Medium-term notes
$15.0 million 7.63% Notes, due 2009	—	15.0
$25.0 million 4.64% Notes, due 2009	—	25.2
$10.0 million 4.90% Notes, due 2010	10.4	10.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	36.7	37.2

	61.6	102.4

Total unsecured notes payable	1,728.1	2,103.2

Secured notes
2.11% — 6.00% Conventional Mortgage Notes, due 2011 — 2019	927.6	686.6
1.58% Tax-exempt Mortgage Note due 2028	42.1	42.6

	969.7	729.2

Total notes payable	$2,697.8	$2,832.4

Floating rate debt included in commercial bank indebtedness (0.00%)	$—	$145.0
Floating rate debt included in secured notes (2.11% — 2.45%)	180.9	180.9
Floating rate tax-exempt debt included in secured notes (1.58%)	42.1	42.6
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2009, we had outstanding letters of credit totaling approximately $10.0 million, and we had approximately $590.0 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.

At June 30, 2009 and 2008, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 2.0% and 3.0%, respectively.
On April 17, 2009, we, as guarantor, and five separate subsidiaries as borrowers (collectively, the “Borrowers”) entered into a $420 million secured credit facility agreement. The ten-year facility has a fixed annual interest rate of 5.12% with monthly payments of interest only and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on eleven multifamily properties. The proceeds from this credit facility were used to repurchase outstanding debt, repay maturing debt, and pay down amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes.
During the second quarter of 2009, we repurchased and retired approximately $12.8 million of certain senior unsecured notes due in 2011 and 2012 from unrelated third parties for approximately $11.1 million. These transactions resulted in a net gain on early retirement of debt of approximately $1.7 million which includes a reduction for applicable loan costs.
On April 21, 2009, we commenced a cash tender offer for certain series of notes maturing in 2010 and 2011. This tender offer was completed on April 28, 2009, and we repurchased and retired approximately $169.5 million of our outstanding debt at par for approximately $170.1 million, including fees incurred in connection with the tender offer. This transaction resulted in a loss on early retirement of debt of approximately $0.6 million which includes a reduction for applicable loan costs.
In June 2009, we repurchased and retired approximately $135.3 million of certain secured notes maturing in 2010 and 2011 from unrelated third parties for approximately $139.1 million. The transaction resulted in a loss on early retirement of debt of approximately $3.8 million which includes a reduction for applicable loan costs.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.9 years at June 30, 2009. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at June 30, 2009, are as follows:

		Weighted
		Average
(in millions)	Amount	Interest Rate
2009	$83.8	4.7%
2010	141.6	5.7
2011	142.0	6.4
2012	761.9	5.4
2013	227.2	5.4
2014 and thereafter	1,341.3	4.8

Total	$2,697.8	5.1%

On July 15, 2009, we repaid the remaining amount of our $100 million, 4.74% senior unsecured notes maturing in 2009 for a total of approximately $83.8 million, of which approximately $1.9 million represented accrued and unpaid interest.
7. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the three and six months ending June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No portion was ineffective during the three or six months ended June 30, 2009 and 2008.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. Over the next twelve months, we estimate an additional $20.6 million will be reclassified to interest expense.
As of June 30, 2009, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$509.7 million
Non-designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately $0.1 million for both the three and six months ended June 30, 2009. We did not have any non-designated hedges for the three or six months ended June 30, 2008.
As of June 30, 2009, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 (in millions):
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps					Other Liabilities	$41.8	Other Liabilities	$51.1
Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Cap	Other Assets	$0.1	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2008 (in millions).
Effect of Derivative Instruments on the Three Months Ended June 30,

Location of Gain or
			Location of Loss			(Loss) Recognized in
	Amount of Gain (Loss)		Reclassified from	Amount of Loss		Income on Derivative
	Recognized in Other		Accumulated	Reclassified from		(Ineffective Portion
Derivatives in SFAS 133	Comprehensive Income		OCI into Income	Accumulated OCI into		and Amount Excluded
Cash Flow	(“OCI”) on Derivative		(Effective	Income (Effective		from Effectiveness
Hedging Relationships	(Effective Portion)		Portion)	Portion)		Testing)
	2009	2008		2009	2008

Interest Rate Swaps	$1.4	$15.6	Interest Expense	$5.5	$2.6	Not applicable

	Location of Gain
	Recognized in Income	Amount of Gain Recognized
Derivatives Not Designated as Hedging Instruments Under SFAS 133	on Derivative	in Income on Derivative
		2009	2008

Interest Rate Cap	Other income	$0.1	$—
Effect of Derivative Instruments on the Six Months Ended June 30,

Location of Gain or
(Loss) Recognized in
			Location of Loss			Income on Derivative
Derivatives in SFAS	Amount of Gain (Loss)		Reclassified from	Amount of Loss		(Ineffective Portion
133 Cash Flow	Recognized in OCI on		Accumulated OCI	Reclassified from		and Amount Excluded
Hedging	Derivative (Effective		into Income	Accumulated OCI into		from Effectiveness
Relationships	Portion)		(Effective Portion)	Income (Effective Portion)		Testing)
	2009	2008		2009	2008

Interest Rate Swaps	$(1.6)	$(3.8)	Interest Expense	$10.7	$4.0	Not applicable

	Location of Gain
	Recognized in Income	Amount of Gain Recognized
Derivatives Not Designated as Hedging Instruments Under SFAS 133	on Derivative	in Income on Derivative
		2009	2008

Interest Rate Cap	Other income	$0.1	$—

Credit-risk-related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by transacting with major creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, which we believe minimizes credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
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
At June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $45.0 million. As of June 30, 2009, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at June 30, 2009, or terminated these agreements, we would have been required to settle our obligations at their termination value of approximately $45.0 million.
8. Share-based Compensation
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2009, the unamortized value of previously issued unvested share awards was approximately $25.9 million. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was approximately $9.4 million and $8.8 million, respectively.
Valuation Assumptions. Options generally have a vesting period of three to five years. The weighted average fair value of options granted in 2009 was $3.06 per option. We estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2009 (no options were granted during the quarter ended June 30, 2009):

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
Options. No options were exercised during the six months ended June 30, 2009. As of June 30, 2009, there was approximately $2.9 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years. Total compensation cost for option and share awards charged against income was approximately $2.3 million and $4.3 million for the three and six months ended June 30, 2009, respectively, and approximately $2.0 million and $3.9 million for the three and six months ended June 30, 2008, respectively. Total capitalized compensation cost for option and share awards was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively.
The weighted average remaining contractual term of outstanding options under the share incentive plans is approximately 6.3 years.

The following table summarizes share options outstanding and exercisable at June 30, 2009:

	Outstanding Options		Exercisable Options		Remaining
		Weighted		Weighted	Contractual
		Average		Average	Life
Range of Exercise Prices	Number	Price	Number	Price	(Years)
$25.88-$41.91	760,538	$31.92	271,029	$35.27	7.2
$42.90-$44.00	472,200	43.23	472,200	43.23	4.1
$45.53-$73.32	759,995	49.55	430,116	50.72	6.8

Total options	1,992,733	$41.32	1,173,345	$44.14	6.3

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the six months ended June 30, 2009:

		Weighted
	Options /	Average
	Share Awards	Exercise /
	Outstanding	Grant Price
Balance at January 1, 2009	4,125,312	$41.37
Options
Granted	489,509	30.06
Exercised	—	—
Forfeited	(33,303)	43.37

Net Options	456,206

Share Awards
Granted	325,943	30.06
Forfeited	(24,271)	55.04

Net Share Awards	301,672

Balance at June 30, 2009	4,883,190	$36.26

Vested share awards at June 30, 2009	2,159,701	$37.73
9. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Six Months
	Ended June 30,
(in thousands)	2009	2008
Decrease in assets:
Other assets, net	$6,848	$1,931

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(16,129)	(16,965)
Accrued real estate taxes	6,849	5,849
Other liabilities	(1,590)	(2,532)

Change in operating accounts	$(4,022)	$(11,717)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2009, we were obligated for approximately $19.2 million of additional construction and development expenditures for one development project owned by a consolidated joint venture. These amounts are expected to be funded from an existing construction loan.
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
Lease Commitments. At June 30, 2009, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million for both the three months ended June 30, 2009 and 2008 and approximately $1.5 million for both the six months ended June 30, 2009 and 2008. Minimum annual rental commitments for the remainder of 2009 are approximately $1.3 million, and for the years ending December 31, 2010 through 2013 are approximately $2.5 million, $2.3 million, $2.0 million, and $1.9 million, respectively, and approximately $3.6 million in the aggregate thereafter.
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

11. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, excise, and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009. These taxes are primarily for entity level taxes on certain ventures, state margin taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2009.
12. Dispositions and Assets Held for Sale
During the six months ended June 30, 2009, we recognized a gain of approximately $16.9 million from the sale of one operating property, containing 671 apartment homes with a net book value of approximately $11.3 million, to an unaffiliated third party. This sale generated total net proceeds of approximately $28.0 million. During the six months ended June 30, 2008, we recognized gains totaling approximately $14.7 million from the sale of three operating properties, containing a combined 403 apartment homes, to unaffiliated third parties. These sales generated total net proceeds of approximately $23.8 million.
For the three and six months ended June 30, 2009 and 2008, income from discontinued operations included the results of operations of one operating property sold in 2009 through its sale date. For the three and six months ended June 30, 2008, income from discontinued operations also included the results of operations of eight operating properties sold during 2008. We had no operating properties designated as held for sale as of June 30, 2009.
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2009	2008	2009	2008
Property revenues	$1,211	$5,869	$2,408	$11,969
Property expenses	636	2,859	1,248	5,783

	575	3,010	1,160	6,186

Interest	—	177	—	380
Depreciation and amortization	—	1,121	—	2,414

Income from discontinued operations	$575	$1,712	$1,160	$3,392

13. Fair Value Disclosures
The following table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets we have the ability to access for identical assets and liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 which are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(in millions)

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2009
Assets
Deferred compensation plan investments	$38.6	$—	$—	$38.6
Derivative financial instruments	—	0.1	—	0.1
Liabilities
Derivative financial instruments	—	41.8	—	41.8
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
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from interest payments associated with floating rate debt. Through June 30, 2009, we had derivative financial instruments designated and qualifying as cash flow hedges. Derivative contracts with positive net fair values are recorded in accrued expenses and other assets. Derivative contracts with negative net fair values are recorded in accrued expenses and other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, to comply with the provisions of SFAS 157, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Effective January 1, 2009, we adopted the provisions of SFAS 157 relating to our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, which primarily relates to impairment of long-lived assets or investments. During the six months ended June 30, 2009, there were no events which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.
Other Fair Value Disclosures. As of June 30, 2009 and December 31, 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investments and liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities, and distributions payable were at amounts which reasonably approximated their fair value.
In calculating the fair value of our notes payable, interest rates and spreads reflect our current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. In instances where markets are not active, we follow the guidance of FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” to estimate fair value in a non-active market.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Fixed rate notes payable (1)	$2,474.9	$2,403.8	$2,467.3	$2,163.8
Floating rate notes payable (2)	222.9	215.3	365.1	359.0

(1)	Includes a $500 million term loan entered into in 2007 and $9.7 million of a construction loan entered into in 2008 which has become effectively fixed by the use of an interest rate swap.

(2)	Includes balances outstanding under our unsecured line of credit.

14. Noncontrolling interests
A reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to the noncontrolling interests for the periods indicated is presented below:

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		net income	receivable		Accumulated
	shares of	Additional	attributable	secured by		other		Total
(in thousands except	beneficial	paid-in	to common	common	Treasury	comprehensive	Noncontrolling	shareholders’
per share amounts)	interest	capital	shareholders	shares	shares	loss	interests	equity
Shareholders’ Equity, January 1, 2009	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356

Net income			24,549				943	25,492
Common shares issued	104	272,008						272,112
Unrealized loss on cash flow hedging activities						(1,574)		(1,574)
Reclassification of net losses on cash flow hedging activities						10,744		10,744
Amortization of previously granted share awards		5,393						5,393
Employee stock purchase plan		(54)			464			410
Common share options exercised, including amortization		329						329
Conversions and redemptions of operating partnership units	1	1,763					(1,780)	(16)
Cash distributions			(69,408)				(3,544)	(72,952)
Other	4	646		8	(6)		(748)	(96)

Shareholders’ Equity, June 30, 2009	$769	$2,517,788	$(357,168)	$(287)	$(462,751)	$(41,886)	$84,733	$1,741,198

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		net income	receivable		Accumulated
	shares of	Additional	attributable	secured by		other		Total
(in thousands except	beneficial	paid-in	to common	common	Treasury	comprehensive	Noncontrolling	shareholders’
per share amounts)	interest	capital	shareholders	shares	shares	loss	interests	equity
Shareholders’ Equity, January 1, 2008	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$122,027	$1,653,340

Net income			32,209				2,395	34,604
Unrealized loss on cash flow hedging activities						(3,802)		(3,802)
Reclassification of net losses on cash flow hedging activities						3,970		3,970
Amortization of previously granted share awards		5,384						5,384
Employee stock purchase plan		55			273			328
Repayment of notes receivable secured by common shares, net				1,648				1,648
Common share options exercised, including amortization		1,853						1,853
Conversions and redemptions of operating partnership units	4	13,194					(13,198)	—
Common shares repurchased					(29,973)			(29,973)
Cash distributions			(77,478)				(4,482)	(81,960)
Other	2	2					(1,921)	(1,917)

Shareholders’ Equity, June 30, 2008	$660	$2,230,119	$(272,294)	$(302)	$(463,574)	$(15,955)	$104,821	$1,583,475

Income allocated to the preferred units in Camden Operating, L.P. totaled approximately $3.5 million for each of the six months ended June 30, 2009 and 2008.
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the six months ended June 30:

	2009	2008

Net income attributable to common shareholders	$24,549	$32,209
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	1,764	13,198
Increase in equity from purchase of noncontrolling interests	648	—

Change in common shareholders’ equity and net transfers from noncontrolling interests	$26,961	$45,407

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
Executive Summary
Our results reflect the continued challenges the multifamily industry is currently facing. During 2008 and continuing in 2009, a number of factors adversely affecting demand for and rents received by our multifamily communities were intense and pervasive across the United States. As a result, the already difficult conditions within the industry have become progressively more challenging. High inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and fears of a prolonged recession, among other factors, have persisted and, in some cases, accelerated thus far in 2009. We believe the effects of these factors on the multi-family industry have been further magnified by high levels of home foreclosures, liquidity disruptions in the financial markets, continued job losses, and a lack of job growth.
Based on our results, the market conditions discussed above, and our belief these conditions will continue in the near future, we are cautious regarding expected performance and expect a decline in property revenues during fiscal year 2009. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will continue or will positively impact our operating results.
Due to the instability experienced during the current economic downturn, and our belief these conditions may not improve quickly, our near term primary focus is to strengthen our capital and liquidity position by selectively disposing of properties, controlling and reducing construction and overhead costs, generating positive cash flows from operations, and reducing outstanding debt and leverage ratios. However, should the current credit crisis and general economic recession continue, we may continue to experience a period of declining revenues. These conditions have also negatively impacted the number of potential buyers for our properties. The majority of our leases are for twelve months or less and, as a result, the impact of an economic downturn affects us quickly. The short-term nature of our leases also limits our ability to increase rents and combined with, among other factors, continuing job losses and decreased household formation, has resulted in our decreasing rents on lease renewals and leases for new residents.
While the continuation of the current economic environment and capital market disruptions could have a negative impact on us and adversely affect our future results of operations, access to debt from Fannie Mae and Freddie Mac has provided the multifamily sector with a liquidity source during 2009. On April 17, 2009, we closed a ten-year, 5.12% fixed rate, secured financing transaction with a Fannie Mae lender for $420 million. We have also reduced near-term maturing debt. On April 28, 2009, we completed a cash tender offer for certain series of notes maturing in 2010 and 2011 and retired approximately $169.5 million of our outstanding debt. The remaining proceeds were used to pay down all amounts outstanding under our revolving line of credit and for other general corporate purposes. To further strengthen liquidity and reduce leverage, we completed an equity offering in May 2009, which resulted in our issuing 10,350,000 common shares and receiving net proceeds of approximately $272.1 million. In June 2009, we repurchased and retired approximately $135.3 million of certain secured notes maturing in 2010 and 2011 from unrelated third parties. Subsequent to quarter-end, we repurchased and retired approximately $81.9 million of certain unsecured notes from unrelated third parties and have no scheduled maturities of debt remaining for fiscal year 2009. Approximately $19.2 million remains to be funded for one development project owned by a consolidated joint venture, which we expect to fund from an existing construction loan.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of its committed capital is invested, subject to two one-year extensions, these funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions.
Our portfolio of apartment communities is geographically diverse, which we believe mitigates risks such as changes in demographics or job growth which may occur within individual markets, although may not mitigate such risks with respect to more wide-spread economic declines such as we are currently experiencing. In the long term, we intend to continue focusing on our development pipeline which currently contains ten properties in various stages of construction and lease-up. The commencement of future developments has and may continue to be impacted by economic conditions, changing construction costs, and other factors. We do not expect to start any new developments for the remainder of fiscal year 2009.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	June 30, 2009		December 31, 2008
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,119	15	6,119	15
Houston, Texas	5,949	15	6,620	16
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	6,068	17	5,702	16
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,454	8	2,106	7
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,171	7	2,171	7
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,481	6	2,481	6
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	62,946	182	62,903	181

Properties Under Development
Washington, D.C. Metro	—	—	366	1
Houston, Texas	712	3	712	3
Austin, Texas	—	—	348	1

Total Properties Under Development	712	3	1,426	5

Total Properties	63,658	185	64,329	186

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	601	2	601	2
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	50,587	141	51,258	142

(1)	Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(2)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of the period. During the six months ended June 30, 2009, stabilization was achieved at two properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Main & Jamboree Irvine, CA	290	3Q08	1Q09

Camden Cedar Hills Austin, TX	208	4Q08	2Q09
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of June 30, 2009. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense. Any gain or loss on the disposal of the properties held for sale is also classified as discontinued operations.
As of June 30, 2009, no operating properties were designated as held for sale. During the six months ended June 30, 2009, we recognized a gain of approximately $16.9 million from the sale of one operating property, containing 671 apartment homes with a net book value of approximately $11.3 million, to an unaffiliated third party. This sale generated total net proceeds of approximately $28.0 million. During the six months ended June 30, 2008, we recognized gains totaling $14.7 million from the sale of three operating properties to unaffiliated third parties. These sales generated total net proceeds of approximately $23.8 million.
Development and Lease-Up Properties
At June 30, 2009, we had five completed consolidated properties in lease-up as follows:

	Number of				Estimated
($ in millions)	Apartment		% Leased at	Date of	Date of
Property and Location	Homes	Cost Incurred	7/26/09	Completion	Stabilization

Camden Potomac Yard Arlington, VA	378	$104.8	84%	2Q08	4Q09
Camden Summerfield Landover, MD	291	62.6	93%	2Q08	3Q09
Camden Orange Court Orlando, FL	261	45.5	81%	2Q08	4Q09
Camden Whispering Oaks Houston, TX	274	27.4	92%	4Q08	3Q09
Camden Dulles Station Oak Hill, VA	366	72.2	67%	1Q09	2Q10

Total	1,570	$312.5	83%

At June 30, 2009, we had one consolidated property under construction as follows:

Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment		Cost	Under	Date of	Date of
Property and Location	Homes	Total Budget	Incurred	Development	Completion	Stabilization

Camden Travis Street Houston, TX (1)	253	$39.0	$19.8	$19.8	1Q10	3Q10

(1)	Camden Travis Street is a fully-consolidated joint venture, of which we retain a 25% ownership.
Our condensed consolidated balance sheet at June 30, 2009 included approximately $268.7 million related to properties under development and land. Of this amount, approximately $19.8 million related to Camden Travis Street above, approximately $192.9 million was invested in land for projects we may begin constructing in the future, and approximately $56.0 million was invested primarily in land tracts for which future development activities have been put on hold.
At June 30, 2009, we had investments in non-consolidated joint ventures which were developing the following multi-family communities:

		Number of		Total	% Leased
($ in millions)		Apartment	Total	Cost	At
Property and Location	Ownership %	Homes	Budget	Incurred	7/26/09

Completed Communities (1)
Camden College Park College Park, MD	30%	508	N/A	$127.9	84%
Camden Amber Oaks Austin, TX	20%	348	N/A	35.0	62%

Total Completed Communities		856		$162.9

Under Construction
Braeswood Place (1) (2) Houston, TX	30%	340	$48.6	$49.0	43%
Belle Meade (1) (2) Houston, TX	30%	119	33.2	29.6	6%

Total Under Construction		459	$81.8	$78.6

		Total Acres

Pre-Development (3)
Lakes at 610 Houston, TX	30%	6.1	N/A	$6.8	—
Town Lake Austin, TX	72%	25.9	N/A	39.6	—

Total Pre-Development		32.0		$46.4

(1)	Properties in lease-up as of June 30, 2009.

(2)	Properties being developed by joint venture partner.

(3)	Properties in pre-development by joint venture partner.
Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2009	2008	2009	2008
Average monthly property revenue per apartment home	$1,046	$1,056	$1,046	$1,046
Annualized total property expenses per apartment home	$5,030	$4,730	$4,947	$4,681
Weighted average number of operating apartment homes owned 100%	50,175	49,093	50,096	48,924
Weighted average occupancy of operating apartment homes owned 100%	94.3%	93.8%	94.0%	93.5%
Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2009 as compared to the same periods in 2008:

	Apartment	Three Months				Six Months
	Homes At	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	6/30/09	2009	2008	$	%	2009	2008	$	%
Property revenues
Same store communities	42,670	$131,161	$134,310	$(3,149)	(2.3)%	$262,392	$266,150	$(3,758)	(1.4)%
Non-same store communities	6,347	19,565	17,688	1,877	10.6	39,437	34,522	4,915	14.2
Development and lease-up communities	1,823	5,469	1,303	4,166	—	10,202	1,790	8,412	—
Dispositions/other	—	1,262	2,226	(964)	(43.3)	2,458	4,529	(2,071)	(45.7)

Total property revenues	50,840	$157,457	$155,527	$1,930	1.2%	$314,489	$306,991	$7,498	2.4%

Property expenses
Same store communities	42,670	$52,256	$48,813	$3,443	7.1%	$102,615	$96,569	$6,046	6.3%
Non-same store communities	6,347	7,678	7,269	409	5.6	14,995	14,381	614	4.3
Development and lease-up communities	1,823	2,473	1,179	1,294	—	4,654	1,722	2,932	—
Dispositions/other	—	687	788	(101)	(12.8)	1,645	1,837	(192)	(10.5)

Total property expenses	50,840	$63,094	$58,049	$5,045	8.7%	$123,909	$114,509	$9,400	8.2%

Same store communities are communities we owned and were stabilized as of January 1, 2008. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2008. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2008.
Same store analysis
Same store property revenues for the three months ended June 30, 2009 decreased approximately $3.1 million, or 2.3%, from the same period in 2008. Same store rental revenues decreased approximately $5.1 million, or 4.4%, due to a 0.4% decline in average occupancy and a 4.4% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. This decrease was partially offset by an approximate $2.0 million increase in other property revenue due to the continued rollout of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs.
Same store property revenues for the six months ended June 30, 2009 decreased approximately $3.8 million, or 1.4%, from the same period in 2008. Same store rental revenues decreased approximately $8.3 million, or 3.5%, due to a 0.3% decline in average occupancy and a 3.5% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by approximately $4.5 million increase in other property revenue due to the continued rollout of our implementation of Perfect Connection and other utility rebilling programs.

Property expenses from our same store communities increased approximately $3.4 million, or 7.1%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increases in same store property expenses were primarily due to increases in expenses for property insurance and taxes, employee benefit expenses, and expenses related to our utility rebilling programs discussed above, offset by decreased marketing and leasing expenses; excluding the expenses associated with our utility rebilling programs, same store property expenses for this period increased approximately $2.4 million, or 5.1%.
Property expenses from our same store communities increased approximately $6.0 million, or 6.3%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increases in same store property expenses were primarily due to increases in expenses for property insurance and taxes, employee benefit expenses, and expenses related to our utility rebilling programs discussed above, offset by decreased marketing and leasing expenses; excluding the expenses associated with our utility rebilling programs, same store property expenses for this period increased approximately $3.7 million, or 4.1%.
Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased approximately $6.0 million and $13.3 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our re-development and development pipelines. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our re-development and development pipelines.
Dispositions/other property expenses
Dispositions/other property revenues decreased approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Dispositions/other property expenses also decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily related to a decrease in sales activities in 2009 as compared to 2008.
Non-property income

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Fee and asset management	$2,244	$2,131	$113	5.3%	$4,275	$4,543	$(268)	(5.9)%
Interest and other income	1,097	1,092	5	0.5	1,832	2,425	(593)	(24.5)
Income (loss) on deferred compensation plans	7,660	(639)	8,299	—	3,508	(9,180)	12,688	—

Total non-property income (loss)	$11,001	$2,584	$8,417	—%	$9,615	$(2,212)	$11,827	—%

Fee and asset management income increased approximately $0.1 million and decreased approximately $0.3 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease for the six months ended June 30, 2009 was primarily related to overall declines in development and construction fees earned on our development joint ventures in 2009 as compared to 2008 due to the completion of construction activities at several communities in 2008.

Interest and other income decreased $0.6 million for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization, reductions in interest earned on variable rate notes due to declines in LIBOR, and lower balances of outstanding mezzanine loans.
Income on deferred compensation plans totaled approximately $7.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively, as compared to a loss of approximately $0.6 million and $9.2 million for the three and six months ended June 30, 2008, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as set forth below.
Other expenses

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Property management	$4,542	$5,281	$(739)	(14.0)%	$9,471	$10,181	$(710)	(7.0)%
Fee and asset management	1,303	1,696	(393)	(23.2)	2,438	3,421	(983)	(28.7)
General and administrative	7,246	8,414	(1,168)	(13.9)	15,478	16,374	(896)	(5.5)
Interest	34,002	33,286	716	2.2	66,247	65,859	388	0.6
Depreciation and amortization	43,888	43,190	698	1.6	87,868	84,706	3,162	3.7
Amortization of deferred financing costs	857	589	268	45.5	1,674	1,323	351	26.5
Expense (benefit) on deferred compensation plans	7,660	(639)	8,299	—	3,508	(9,180)	12,688	—

Total other expenses	$99,498	$91,817	$7,681	8.4%	$186,684	$172,684	$14,000	8.1%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.7 million for both the three and six months ended June 30, 2009 as compared to the same periods in 2008. These decreases were primarily related to various cost-saving measures, in addition to a decrease in salary expenses. Property management expenses were approximately 2.9% and 3.0% of total property revenues for the three and six months ended June 30, 2009, respectively, and approximately 3.4% and 3.3% for the three and six months ended June 30, 2008, respectively.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, decreased approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily due to a reduction in construction and development activities for third parties in 2009 as compared to 2008.
General and administrative expense decreased approximately $1.2 million and $0.9 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily due to increased expenses in 2008 associated with the abandonment of potential acquisitions, as compared to the current periods, in addition to various cost-saving measures in 2009. The decrease was partially offset by $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff completed in January 2009. General and administrative expenses were approximately 4.5% and 4.8% of total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for the three and six months ended June 30, 2009, respectively, and approximately 5.3% and 5.2% for the three and six months ended June 30, 2008, respectively.
Interest expense for the three and six months ended June 30, 2009 increased approximately $0.7 million and $0.4 million, respectively, as compared to the same periods in 2008. These increases were primarily due to higher interest rates on existing indebtedness resulting from paying down amounts outstanding under our unsecured line of credit with proceeds from our $380 million credit facility entered into during the third quarter of 2008 and our $420 million credit facility entered into during the second quarter of 2009. In addition, capitalized interest decreased approximately $1.8 million and $4.7 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 as a result of the completion of units in our development pipeline and our decision in fiscal year 2008 not to continue with five future development projects. These increases were partially offset by decreases in indebtedness as a result of retirement of debt from the proceeds of our equity offering in May 2009.

Depreciation and amortization increased approximately $0.7 million and $3.2 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase was primarily due to new development and capital improvements placed in service during the preceding year.
Amortization of deferred financing costs increased approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase was primarily due to financing costs incurred on our $380 million credit facility entered into in the third quarter of 2008 and our $420 million credit facility entered into in the second quarter of 2009.
Expense on deferred compensation plans totaled approximately $7.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively, as compared to a benefit recognized of approximately $0.6 million and $9.2 million for the three and six months ended June 30, 2008, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income (loss) related to these plans, as discussed above.
Other

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Gain on sale of properties, including land	$—	$—	$—	—%	$—	$1,106	$(1,106)	(100.0)%
Gain (loss) on early retirement of debt	(2,716)	2,298	(5,014)	—	(2,550)	2,298	(4,848)	—
Equity in income (loss) of joint ventures	222	(474)	696	—	630	(521)	1,151	—
Income tax expense — current	(347)	(160)	(187)	(116.9)	(646)	(433)	(213)	(49.2)
Gain on sale of properties, including land, totaled approximately $1.1 million for the six months ended June 30, 2008, due to the sale of a land parcel in Las Vegas, Nevada, during the three months ended March 31, 2008. There were no sales during the three and six months ended June 30, 2009.
Loss on early retirement of debt was approximately $2.7 million and $2.6 million for the three and six months ended June 30, 2009, respectively, primarily due to the repurchase and retirement of approximately $317.6 million of various unsecured and secured notes from unrelated third parties for approximately $320.3 million during the quarter ended June 30, 2009. Gain on early retirement of debt was approximately $2.3 million for both the three and six months ended June 30, 2008, due to the repurchase and retirement of approximately $27.8 million of principal amount of our 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $25.5 million during the quarter ended June 30, 2008. The gain (loss) on early retirement of debt includes reductions for applicable loan costs.
Equity in income (loss) of joint ventures increased approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increases were primarily the result of certain of our development joint ventures reaching or nearing stabilization in 2009. Additionally, in 2008 we incurred expenses of approximately $0.4 million associated with the abandonment of potential acquisitions.
For the three months ended June 30, 2009, we incurred income, franchise, and margin tax expense totaling $0.3 million, as compared to $0.2 million for the same period in 2008. For the six months ended June 30, 2009, total tax expense was $0.6 million, as compared to $0.4 million for the same period in 2008. The higher taxes in 2009 primarily relate to an increase in federal income taxes by our taxable REIT subsidiaries.

Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.
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
Reconciliations of net income attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2009	2008	2009	2008
Funds from operations
Net income attributable to common shareholders	$18,315	$17,294	$24,549	$32,209
Real estate depreciation and amortization, including discontinued operations	42,863	43,409	85,873	85,347
Adjustments for unconsolidated joint ventures	1,961	1,715	3,877	3,254
Gain on sale of properties, including land and discontinued operations, net of taxes	(16,887)	(8,554)	(16,887)	(15,772)
Income allocated to noncontrolling interests	321	1,004	742	2,160

Funds from operations — diluted	$46,573	$54,868	$98,154	$107,198

Weighted average shares — basic	61,499	55,351	58,542	55,158
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	—	174	—	163
Common units	2,858	3,087	2,888	3,257

Weighted average shares — diluted	64,357	58,612	61,430	58,578

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 2.5 and 2.6 times for the three and six months ended June 30, 2009, respectively, and approximately 2.6 and 2.7 for the three and six months ended June 30, 2008, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At June 30, 2009 and 2008, 73.2% and 82.9%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.9 years at June 30, 2009.
Due to the instability experienced during the current economic downturn, we believe the timing of an economic recovery is unclear and these conditions may not improve quickly. Our near term primary focus is to strengthen our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, selectively disposing of properties, and controlling and reducing construction and overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include the availability under our unsecured credit facility and other short-term borrowings, secured mortgage debt, proceeds from dispositions of properties and other investments, and access to the capital markets. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2009 and 2010 including:
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
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2009 and 2008.
Net cash provided by operating activities increased to approximately $105.7 million for the six months ended June 30, 2009 from approximately $99.2 million for the six months ended June 30, 2008. The increase was primarily due to changes in operating accounts relating to payments received for insurance claims in 2009 and decreases in prepaid taxes due to timing of payments, and was partially offset by higher payments of accrued interest expense and property insurance.
Net cash used in investing activities during the six months ended June 30, 2009 totaled approximately $3.3 million as compared to approximately $102.1 million during the six months ended June 30, 2008. The decrease was primarily attributable to a $94.4 million decrease in cash outflows for property development and capital improvements due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2009 as compared to 2008. Additionally, cash inflows from sales of properties totaled approximately $28.0 million for the six months ended June 30, 2009 as compared to approximately $25.5 million for the same period in 2008. Cash inflows from payments received on notes receivable-other totaled approximately $8.7 million for the six months ended June 30, 2009 as compared to approximately $2.9 million for the same period in 2008.

Net cash provided by financing activities totaled approximately $47.9 million during the six months ended June 30, 2009 as compared to approximately $3.2 million during the prior year period. During the six months ended June 30, 2009, $420 million was provided from the issuance of a secured credit facility entered into during the second quarter, and we received net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009. During this same period, a total of approximately $565.2 million was used for the repayment of notes payable and to pay-off all amounts outstanding on our unsecured line of credit, and $86.4 million was used for distributions paid to shareholders, perpetual preferred units, and noncontrolling interests holders. Net cash provided by financing activities totaled approximately $3.2 million for the six months ended June 30, 2008, primarily as a result of increases in balances outstanding under our line of credit of approximately $163.0 million, offset by approximately $46.3 million of repayments of notes payable, $30.0 million of common share repurchases, and $85.9 million of distributions paid to shareholders and noncontrolling interests holders.
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At June 30, 2009, we had outstanding letters of credit totaling approximately $10.0 million, and we had approximately $590.0 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
During the quarter ended June 30, 2009, we filed a shelf registration statement with the Securities and Exchange Commission which became automatically effective upon filing and allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110,000,000 shares of beneficial interest, consisting of 100,000,000 common shares and 10,000,000 preferred shares. During the quarter ended June 30, 2009, we issued 10,350,000 common shares at $27.50 per share in a public equity offering, resulting in net proceeds of approximately $272.1 million. As of June 30, 2009, we had 64,107,443 common shares and no preferred shares outstanding.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as the ability to borrow on a secured basis from Fannie Mae or Freddie Mac. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future. The capital and credit markets have been experiencing extreme volatility and disruption, which has caused the spreads on prospective debt financings to widen considerably and have made it more difficult to borrow money. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all.
On April 17, 2009, we, as guarantor, and five separate subsidiaries as borrowers (collectively, the “Borrowers”) entered into a $420 million secured credit facility agreement. The ten-year facility has a fixed annual interest rate of 5.12% with monthly payments of interest only and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on eleven multifamily properties. The proceeds from this credit facility were used to repurchase outstanding debt, repay maturing debt, and pay down amounts outstanding under our revolving line of credit, with the remainder being used for general corporate purposes.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit. As of June 30, 2009, we had approximately $157.7 million in cash and cash equivalents and no balances outstanding on our $600 million unsecured line of credit. On July 15, 2009 using available cash, we repaid the remaining amount of our $100 million, 4.74% senior unsecured notes maturing in 2009 for a total of approximately $83.8 million, of which approximately $1.9 million represented accrued and unpaid interest. We have no other debt with maturities in fiscal year 2009. Additionally, due to the reduction in our development activities, only $19.2 million remains to be funded for one development project owned by a consolidated joint venture which we expect to fund from an existing construction loan. We intend to meet our long-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In May 2009, we announced we expected to reduce our quarterly dividend from $0.70 to $0.45 per share for the balance of 2009. In June 2009, we announced our Board of Trust Managers had declared the $0.45 per share dividend distribution to holders of record as of June 30, 2009 of our common shares; the dividend was subsequently paid on July 17, 2009. We paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2009, our annualized dividend rate for fiscal year 2009 would be $2.05 per share or unit.
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
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
Critical Accounting Policies
Critical accounting policies are those most important to the presentation of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters which are inherently uncertain. We follow financial accounting and reporting policies in accordance with accounting principles generally accepted in the USA.
General. A comprehensive enumeration of our significant accounting policies is presented in our Current Report on Form 8-K for the year ended December 31, 2008 filed May 5, 2009. Each of our policies has been chosen based upon current authoritative literature that collectively comprises accounting principles generally accepted in the United States of America.
Recent Accounting Pronouncements. In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the guidance of SFAS 141R, “Business Combinations,” related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS 141, “Business Combinations.” Under FSP 141R-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies.” FSP 141R-1 applies prospectively to us for business combinations completed on or after January 1, 2009. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions we complete subsequent to our adoption of the new standard.

Upon our adoption of SFAS 160, we reclassified minority interest balances relating to the (i) common units in Camden Operating, L.P., Oasis Martinique, LLC, and Camden Summit Partnership, L.P. and (ii) other minority interest in consolidated real estate joint ventures into our consolidated equity accounts and these are now classified as noncontrolling interests. The noncontrolling interests amount at June 30, 2009 and December 31, 2008 was approximately $84.7 million and $89.9 million, respectively. The balance relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of approximately $97.9 million remains classified between liability and equity pursuant to EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 14, “Noncontrolling Interests,” for further disclosure requirements of noncontrolling interests.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased or when circumstances indicate a transaction is not orderly. Additionally, FSP 157-4 requires interim and annual disclosure of the techniques used to measure fair value and a discussion of changes, if any, in these techniques during the period. We adopted FSP 157-4 during the quarter ended June 30, 2009 and the adoption did not have a material impact on our financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSPs”) to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. We adopted the FSPs during the quarter ended June 30, 2009 and it did not have a material impact on our financial statements.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (the “Fair Value FSP”). The Fair Value FSP requires disclosure of the fair value of financial instruments, presented together with the carrying amount of the financial instruments, on an interim basis. The methods and assumptions used to estimate the fair value of the financial instruments are also required to be disclosed, including any changes in those methods or assumptions from prior periods. We adopted the Fair Value FSP during the quarter ended June 30, 2009 and the adoption did not have a material impact on our financial statements but did increase our disclosures.
In May 2009, the FASB issued SFAS 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, including the time period following the balance sheet date for which management should evaluate events and transactions for potential recognition or disclosure in the financial statements, the circumstances under which recognition in the financial statements would be appropriate, and the level of potential disclosures. SFAS 165 is not expected to result in significant changes in either the recognition or disclosure of subsequent events. We adopted SFAS 165 during the quarter ended June 30, 2009 and it did not have a material impact on our financial statements. Subsequent events for the quarter ended June 30, 2009 have been evaluated through July 31, 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 modifies the financial components approach used in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125,” removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. SFAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. SFAS 166 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. SFAS 167 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how the reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We do not expect the adoption of this statement to materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements will be revised to conform to the Codification beginning with the quarter ending September 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 6, 2009, at which time, the shareholders elected all ten of the nominees for Trust Manager by the following vote:

	Affirmative	Withheld
Richard J. Campo	48,406,923	3,232,115
D. Keith Oden	48,308,627	3,330,411
Steven A. Webster	45,784,345	5,854,693
F. Gardner Parker	47,139,419	4,499,618
William R. Cooper	48,471,770	3,167,268
Lewis A. Levey	48,455,788	3,183,250
Scott S. Ingraham	48,424,496	3,214,542
William B. McGuire, Jr.	44,029,392	7,609,646
William F. Paulsen	44,032,456	7,606,582
Kelvin R. Westbrook	48,327,585	3,311,453
The shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2009 by the following vote:

Affirmative	Negative	Abstentions
51,494,640	90,410	53,986
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2009.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher Michael P. Gallagher	July 31, 2009 Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2009.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.