Form 10-Q
period 2009-09-30
CAMDEN PROPERTY TRUST
filed 2009-10-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐
*As of October 30, 2009, the registrant has not been phased in to the interactive data requirements.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of October 26, 2009, there were 64,174,961 Common Shares of Beneficial Interest, $0.01 par value, outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2009	2008
Assets
Real estate assets, at cost
Land	$746,825	$744,059
Buildings and improvements	4,484,335	4,447,587

	5,231,160	5,191,646
Accumulated depreciation	(1,107,227)	(981,049)

Net operating real estate assets	4,123,933	4,210,597
Properties under development, including land	279,620	264,188
Investments in joint ventures	43,236	15,106
Properties held for sale, including land	6,622	20,653

Total real estate assets	4,453,411	4,510,544

Accounts receivable — affiliates	35,971	37,000
Notes receivable
Affiliates	54,462	58,109
Other	—	8,710
Other assets, net	104,669	103,013
Cash and cash equivalents	81,683	7,407
Restricted cash	3,901	5,559

Total assets	$4,734,097	$4,730,342

Liabilities and shareholders’ equity
Liabilities
Notes payable
Unsecured	$1,646,106	$2,103,187
Secured	976,051	729,209
Accounts payable and accrued expenses	78,466	82,575
Accrued real estate taxes	42,386	23,600
Distributions payable	33,028	42,936
Other liabilities	145,464	149,554

Total liabilities	2,921,501	3,131,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Shareholders’ equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 79,562 and 68,770 issued; 76,968 and 66,028 outstanding, respectively	770	660
Additional paid in capital	2,522,525	2,237,703
Distributions in excess of net income attributable to common shareholders	(383,265)	(312,309)
Notes receivable secured by common shares	(101)	(295)
Treasury shares, at cost (12,792 and 12,820 common shares, respectively)	(462,188)	(463,209)
Accumulated other comprehensive loss	(44,921)	(51,056)

Total common shareholders’ equity	1,632,820	1,411,494
Noncontrolling interests	81,851	89,862

Total shareholders’ equity	1,714,671	1,501,356

Total liabilities and shareholders’ equity	$4,734,097	$4,730,342

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Property revenues
Rental revenues	$133,702	$138,979	$406,002	$409,797
Other property revenues	22,672	20,404	64,861	56,577

Total property revenues	156,374	159,383	470,863	466,374
Property expenses
Property operating and maintenance	46,772	47,519	133,617	126,916
Real estate taxes	17,893	17,921	54,957	53,033

Total property expenses	64,665	65,440	188,574	179,949
Non-property income
Fee and asset management	1,818	2,350	6,093	6,893
Interest and other income	582	1,234	2,414	3,659
Income (loss) on deferred compensation plans	8,194	(10,550)	11,702	(19,730)

Total non-property income (loss)	10,594	(6,966)	20,209	(9,178)
Other expenses
Property management	4,377	5,007	13,848	15,188
Fee and asset management	1,074	1,198	3,512	4,619
General and administrative	7,532	7,513	23,010	23,887
Interest	31,117	32,838	97,364	98,697
Depreciation and amortization	42,895	43,808	130,763	128,514
Amortization of deferred financing costs	682	798	2,356	2,121
Expense (benefit) on deferred compensation plans	8,194	(10,550)	11,702	(19,730)

Total other expenses	95,871	80,612	282,555	253,296
Income from continuing operations before gain on sale of properties, including land, gain (loss) on early retirement of debt, and equity in income (loss) of joint ventures	6,432	6,365	19,943	23,951
Gain on sale of properties, including land	—	1,823	—	2,929
Gain (loss) on early retirement of debt	—	2,440	(2,550)	4,738
Equity in income (loss) of joint ventures	(38)	(261)	592	(782)

Income from continuing operations before income taxes	6,394	10,367	17,985	30,836
Income tax expense — current	(126)	(83)	(772)	(516)

Income from continuing operations	6,268	10,284	17,213	30,320
Income (loss) from discontinued operations	(76)	545	1,084	3,937
Gain on sale of discontinued operations	—	65,599	16,887	80,275

Net income	6,192	76,428	35,184	114,532
Less net income allocated to noncontrolling interests	(505)	(1,005)	(1,448)	(3,400)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Net income attributable to common shareholders	$3,937	$73,673	$28,486	$105,882

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.06	$0.12	$0.17	$0.38
Income from discontinued operations attributable to common shareholders, including gain on sale	—	1.20	0.29	1.52

Net income attributable to common shareholders	$0.06	$1.32	$0.46	$1.90

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.06	$0.12	$0.17	$0.37
Income from discontinued operations attributable to common shareholders, including gain on sale	—	1.18	0.29	1.51

Net income attributable to common shareholders	$0.06	$1.30	$0.46	$1.88

Distributions declared per common share	$0.45	$0.70	$1.60	$2.10

Weighted average number of common shares outstanding	66,094	55,367	61,087	55,228
Weighted average number of common and common dilutive equivalent shares outstanding	66,602	56,008	61,579	55,889

Net income attributable to common shareholders
Income from continuing operations	$6,268	$10,284	$17,213	$30,320
Less net income allocated to noncontrolling interests from continuing operations	(505)	(1,005)	(1,448)	(3,400)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Income from continuing operations attributable to common shareholders	4,013	7,529	10,515	21,670
Income (loss) from discontinued operations attributable to common shareholders, including gain on sale	(76)	66,144	17,971	84,212

Net income attributable to common shareholders	$3,937	$73,673	$28,486	$105,882

Condensed Consolidated Statements of Comprehensive Income

Net income	$6,192	$76,428	$35,184	$114,532
Other comprehensive income
Unrealized loss on cash flow hedging activities	(8,732)	(4,475)	(10,307)	(8,277)
Reclassification of net losses on cash flow hedging activities	5,697	2,905	16,442	6,875
Gain on postretirement obligations	—	103	—	103

Comprehensive Income	3,157	74,961	41,319	113,233
Less net income allocated to noncontrolling interests	(505)	(1,005)	(1,448)	(3,400)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Comprehensive income attributable to common shareholders	$902	$72,206	$34,621	$104,583

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$35,184	$114,532
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	128,797	126,461
Gain on sale of discontinued operations	(16,887)	(80,275)
Gain on sale of properties, including land	—	(2,929)
Distributions of income from joint ventures	4,431	3,813
Equity in (income) loss of joint ventures	(592)	782
Interest from notes receivable — affiliates	(321)	(3,093)
Share-based compensation	7,035	5,809
Loss (gain) on early retirement of debt	2,550	(4,738)
Amortization of deferred financing costs	2,356	2,138
Accretion of discount on unsecured notes payable	502	429
Net change in operating accounts	22,340	16,384

Net cash from operating activities	$185,395	$179,313

Cash flows from investing activities
Development and capital improvements	$(55,068)	$(169,541)
Proceeds from sales of properties, including land and discontinued operations, net	28,078	123,490
Proceeds from partial sales of assets to joint ventures	—	52,509
Payments received on notes receivable — other	8,710	2,855
Increase in notes receivable — affiliates	(6,219)	(3,486)
Investments in joint ventures	(22,796)	(12,141)
Distributions of investments from joint ventures	154	955
Change in restricted cash	1,658	704
Other	(4,947)	(3,032)

Net cash from investing activities	$(50,430)	$(7,687)

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2009	2008
Cash flows from financing activities
Net decrease in unsecured line of credit and short-term borrowings	$(145,000)	$(115,000)
Repayment of notes payable	(502,880)	(248,517)
Proceeds from notes payable	436,797	382,059
Proceeds from issuance of common shares	272,112	—
Distributions to shareholders, perpetual preferred units, and noncontrolling interests	(119,538)	(129,117)
Payment of deferred financing costs	(3,960)	(3,996)
Net decrease (increase) in accounts receivable — affiliates	1,051	(817)
Repayment of notes receivable secured by common shares	207	1,671
Repurchase of common shares and units	(22)	(31,652)
Common share options exercised	8	1,717
Other	536	646

Net cash from financing activities	(60,689)	(143,006)

Net increase in cash and cash equivalents	74,276	28,620
Cash and cash equivalents, beginning of period	7,407	897

Cash and cash equivalents, end of period	$81,683	$29,517

Supplemental information
Cash paid for interest, net of interest capitalized	$94,443	$97,408
Cash paid for income taxes	1,800	1,613

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$33,028	$42,965
Value of shares issued under benefit plans, net of cancellations	8,454	11,472
Conversion of operating partnership units to common shares	3,753	13,198
Accrual associated with construction and capital expenditures	5,401	19,736
Reduction of debt from sale of discontinued operations	—	14,010
Conversion of mezzanine note to investment in joint venture	9,213	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2009, we owned interests in, operated, or were developing 185 multifamily properties comprising 63,658 apartment homes across the United States. We had 372 apartment homes under development at two of our multifamily properties, including 119 apartment homes at one multifamily property owned through a nonconsolidated joint venture and 253 apartment homes at one multifamily property owned through a fully consolidated joint venture, in which we own an interest. In addition, we own other sites we may develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our Form 10-K for the year ended December 31, 2008 as amended in our Current Report on Form 8-K filed on May 5, 2009. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the full year. Subsequent events for the quarter ended September 30, 2009 have been evaluated through October 30, 2009 (the date the financial statements were issued).
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, or discounted cash flow calculations. In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all scheduled amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled amounts due with respect to these mezzanine loans, current market conditions with respect to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in impairment charges with respect to our mezzanine loans.

The value of our properties under development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed trends and other information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to, among other factors, the judgment and assumptions applied in the impairment analyses and the fact limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $2.7 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, and approximately $4.0 million and $13.6 million for the three and nine months ended September 30, 2008, respectively. Capitalized real estate taxes were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.9 million and $3.2 million for the three and nine months ended September 30, 2008, respectively.
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
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5–35 years
Furniture, fixtures, equipment, and other	3–20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term

Derivative Instruments. We record all derivatives in the balance sheet at fair value and we do not apply master netting; as such all derivatives are shown at gross value on the balance sheet. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, reserves related to the self-insured components of our insurance and employee benefit programs, estimates related to our investments in joint ventures and mezzanine financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.
Upon the January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Consolidation Topic of the Codification, we reclassified minority interest balances relating to (i) the common units in Camden Operating, L.P., Oasis Martinique, LLC, and Camden Summit Partnership, L.P. and (ii) other minority interest in a consolidated real estate joint venture into our consolidated equity accounts and these are now classified as noncontrolling interests. The noncontrolling interests amounts at September 30, 2009 and December 31, 2008 were approximately $81.9 million and $89.9 million, respectively. The balance relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of approximately $97.9 million remains classified between liability and equity pursuant to guidance in the Distinguishing Liabilities from Equity Topic of the Codification. See Note 14, “Noncontrolling Interests,” for further disclosure requirements of noncontrolling interests.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), which is not yet included in the Codification. SFAS 166 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. SFAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. SFAS 166 is effective for us beginning January 1, 2010. We do not expect the adoption of SFAS 166 to have a material effect on our financial statements.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”), which is not yet included in the Codification. SFAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. SFAS 167 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The amended guidance is effective for us beginning October 1, 2009, and we do not expect the effects to have a material impact on our financial statements.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. On January 1, 2009, we adopted newly issued guidance in the Earnings Per Share Topic of the Codification relating to share-based payment transactions and participating securities and, as a result, our unvested share-based payment awards are considered participating securities and are included in our basic and diluted earnings per share calculations. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.9 million and 4.5 million during the three months ended September 30, 2009 and 2008, respectively, and approximately 4.9 million and 4.4 million during the nine months ended September 30, 2009 and 2008, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$4,013	$7,529	$10,515	$21,670
Amount allocated to participating securities	(3)	(692)	(226)	(919)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	4,010	6,837	10,289	20,751
Income (loss) from discontinued operations attributable to common shareholders, including gain on sale	(76)	66,144	17,971	84,212

Net income attributable to common shareholders, as adjusted — basic	$3,934	$72,981	$28,260	$104,963

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.06	$0.12	$0.17	$0.38
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	—	1.20	0.29	1.52

Net income attributable to common shareholders, as adjusted — per share	$0.06	$1.32	$0.46	$1.90

Weighted average common shares outstanding	66,094	55,367	61,087	55,228

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$4,010	$6,837	$10,289	$20,751
Income allocated to common units	9	9	29	25

Income from continuing operations attributable to common shareholders, as adjusted	4,019	6,846	10,318	20,776
Income (loss) from discontinued operations attributable to common shareholders, including gain on sale	(76)	66,144	17,971	84,212

Net income attributable to common shareholders, as adjusted	$3,943	$72,990	$28,289	$104,988

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.06	$0.12	$0.17	$0.37
Income from discontinued operations attributable to common shareholders, including gain on sale — per share	—	1.18	0.29	1.51

Net income attributable to common shareholders, as adjusted — per share	$0.06	$1.30	$0.46	$1.88

Weighted average common shares outstanding	66,094	55,367	61,087	55,228

Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	36	133	13	153
Common units	472	508	479	508

Weighted average common shares outstanding, as adjusted	66,602	56,008	61,579	55,889

Our Board of Trust Managers has approved a program to repurchase up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased approximately 4.3 million shares for a total of approximately $230.2 million through September 30, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of September 30, 2009.

In May 2009, we issued approximately 10.4 million common shares at $27.50 per share in a public equity offering. We have used a portion of the net proceeds of approximately $272.1 million to reduce indebtedness on our unsecured line of credit and repurchase near-term debt maturities.
We filed a shelf registration statement with the Securities and Exchange Commission during the three months ended June 30, 2009, which became automatically effective upon filing. We may use the shelf registration statement to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares.
4. Investments in Joint Ventures
The joint ventures described as follows are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $56.9 million, of five loans utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
In May 2009, a $31.7 million construction loan was refinanced to a secured ten-year note in the principal amount of approximately $23.0 million by one of our joint ventures. The note has a fixed annual interest rate of 5.325% with monthly payments of principal and interest due beginning on July 1, 2009. Concurrent with this transaction, each of the two joint venture partners made a mezzanine loan to the joint venture in the amount of $4.6 million, or $9.2 million in the aggregate, each of which has a 10% annual interest rate and matures on June 3, 2019. We had previously made a mezzanine loan to this joint venture of $9.2 million, which was converted into an additional equity interest (with a preference on distribution of cash flows over previously contributed equity) in the joint venture concurrently with the refinancing.
In August 2009, a $82.5 million third-party secured construction note, originally maturing in August 2009, was extended to June 2010 by one of our joint ventures. Concurrent with this extension, a payment in the amount of $29.3 million was made to reduce the note balance to $53.2 million. The payment was funded in two parts: i) approximately $7.1 million was funded by capital from the joint venture partners contributed pro rata in accordance with their ownership percentages and ii) approximately $22.2 million was funded by us in exchange for an additional equity interest (with a preference on distribution of cash flows over previously contributed equity) in the joint venture.
Mezzanine loans we have made to affiliated joint ventures are recorded as “Notes receivable — affiliates” as discussed in Note 5, “Notes Receivable.”
We earn fees for property management, construction, development, and other services provided primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $1.8 million and $6.1 million during the three and nine months ended September 30, 2009, respectively, and approximately $2.4 million and $6.9 million during the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of the periods presented (in millions):

	September 30,	December 31,
	2009	2008
Total assets	$1,208.1	$1,210.7
Total third-party debt	979.0	984.2
Total equity	150.1	145.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$35.2	$33.0	$103.2	$93.6
Net loss	(5.8)	(5.0)	(12.9)	(12.6)
Equity in income (1)	—	(0.3)	0.6	(0.8)

(1)	Equity in income excludes our ownership interest in transactions with our joint ventures.
5. Notes Receivable
Notes receivable — affiliates. We have provided mezzanine construction financing, with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to 12% per year, in connection with certain of our joint venture transactions. During the quarter ended June 30, 2009, one mezzanine note was converted into an additional equity interest in the related joint venture and a new mezzanine note was provided. See further discussion of this transaction in Note 4, “Investment in Joint Ventures.” As of September 30, 2009 and December 31, 2008, the balance of “Notes receivable — affiliates” totaled approximately $54.5 million and $58.1 million, respectively, on notes maturing through 2019. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at September 30, 2009.
At September 30, 2009, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $30.2 million.
Notes receivable — other. We have a mezzanine financing program under which from time to time we provide secured financing to third party owners of real estate properties. At December 31, 2008, an aggregate of approximately $8.7 million was outstanding on these loans. This amount, together with accrued interest, was paid in full during the three months ended March 31, 2009.
Notes receivable secured by common shares. At September 30, 2009, one note receivable was outstanding with a balance of approximately $0.1 million, which was secured by our common shares and reported as a component of shareholders’ equity in our condensed consolidated balance sheet.

6. Notes Payable
The following is a summary of our indebtedness:

	September 30,	December 31,
(in millions)	2009	2008
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$145.0
$500 million term loan, due 2012	500.0	500.0

	500.0	645.0

Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	—	81.9
$250.0 million 4.39% Notes, due 2010	55.3	150.4
$100.0 million 6.75% Notes, due 2010	57.8	79.9
$150.0 million 7.69% Notes, due 2011	87.9	149.8
$200.0 million 5.93% Notes, due 2012	189.4	199.6
$200.0 million 5.45% Notes, due 2013	199.4	199.3
$250.0 million 5.08% Notes, due 2015	249.0	248.9
$300.0 million 5.75% Notes, due 2017	246.0	246.0

	1,084.8	1,355.8

Medium-term notes
$15.0 million 7.63% Notes, due 2009	—	15.0
$25.0 million 4.64% Notes, due 2009	—	25.2
$10.0 million 4.90% Notes, due 2010	10.3	10.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	36.5	37.2

	61.3	102.4

Total unsecured notes payable	1,646.1	2,103.2

Secured notes
1.10% – 6.00% Conventional Mortgage Notes, due 2011 – 2019	934.3	686.6
1.66% Tax-exempt Mortgage Note due 2028	41.8	42.6

	976.1	729.2

Total notes payable	$2,622.2	$2,832.4

Floating rate debt included in commercial bank indebtedness (0.00%)	$—	$145.0
Floating rate debt included in secured notes (1.10% - 3.56%)	184.9	180.9
Floating rate tax-exempt debt included in secured notes (1.66%)	41.8	42.6
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option to January 2011. On October 16, 2009, we exercised our option to extend the maturity to January 2011. The scheduled interest rate is based on spreads over LIBOR or the Prime Rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2009, we had outstanding letters of credit totaling approximately $10.3 million, and we had approximately $589.7 million available under our unsecured line of credit.

As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
At September 30, 2009 and 2008, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.2% and 4.4%, respectively.
On April 17, 2009, we, as guarantor, and five separate subsidiaries as borrowers (collectively, the “Borrowers”) entered into a $420 million secured credit facility agreement. The ten-year facility has a fixed annual interest rate of 5.12% with monthly payments of interest only and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on eleven multifamily properties. The proceeds from this credit facility were used to pay down amounts outstanding under our revolving line of credit, for general corporate purposes, to repurchase outstanding debt, and to repay maturing debt.
During the second quarter of 2009, we repurchased and retired approximately $317.6 million of certain series of unsecured and secured notes maturing between 2010 and 2012 from unrelated third parties for approximately $320.3 million. These transactions resulted in a net loss on early retirement of debt of approximately $2.7 million which includes a reduction for applicable loan costs.
During the third quarter of 2009, we repaid the remaining amount of our $100 million, 4.74% senior unsecured notes maturing in 2009 for a total of approximately $81.9 million. We do not have any further debt, except for scheduled principal amortization of $1.0 million, maturing in 2009.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.9 years at September 30, 2009. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at September 30, 2009, are as follows:

			Weighted
			Average
(in millions)	Amount		Interest Rate
2009	$1.0	*	—%
2010	141.6		5.7
2011	149.2		6.4
2012	761.9		5.4
2013	227.2		5.4
2014 and thereafter	1,341.3		4.7

Total	$2,622.2		5.1%

*	This balance consists entirely of scheduled principal amortizations.
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
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments, or the receipt of a fixed-rate payment from a counterparty in exchange for us making variable rate payments, over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No portion was ineffective during the three or nine months ended September 30, 2009 and 2008.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $21.9 million will be reclassified to interest expense.
As of September 30, 2009, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$512.8 million
Non-designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in other income or other expense.
As of September 30, 2009, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 (in millions):

Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$44.7	Other Liabilities	$51.1
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$0.1	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in millions).

Effect of Derivative Instruments on the Three Months Ended September 30,
Location of Gain or
	Amount of Loss			Amount of Loss		(Loss) Recognized in
	Recognized in Other		Location of Loss	Reclassified from		Income on Derivative
	Comprehensive Income		Reclassified from	Accumulated OCI into		(Ineffective Portion
	(“OCI”) on Derivative		Accumulated	Income		and Amount Excluded
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	(Effective Portion)		from Effectiveness
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)

Interest Rate Swaps	$(8.7)	$(4.5)	Interest Expense	$5.7	$2.9	Not applicable

	Location of Gain	Amount of Gain Recognized
Derivatives Not Designated	Recognized in Income	in Income on Derivative
as Hedging Instruments	on Derivative	2009	2008

Interest Rate Cap	Other income	$—	$—

Effect of Derivative Instruments on the Nine Months Ended September 30,
Location of Gain or
				Amount of Loss		(Loss) Recognized in
	Amount of Loss		Location of Loss	Reclassified from		Income on Derivative
	Recognized in OCI on		Reclassified from	Accumulated OCI into		(Ineffective Portion
Derivatives in Cash	Derivative		Accumulated OCI	Income		and Amount Excluded
Flow Hedging	(Effective Portion)		into Income	(Effective Portion)		from Effectiveness
Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)

Interest Rate Swaps	$(10.3)	$(8.3)	Interest Expense	$16.4	$6.9	Not applicable

	Location of Gain	Amount of Gain Recognized
Derivatives Not Designated	Recognized in Income	in Income on Derivative
as Hedging Instruments	on Derivative	2009	2008

Interest Rate Cap	Other income	$0.1	$—

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
At September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $47.1 million. As of September 30, 2009, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at September 30, 2009, or terminated these agreements, we would have been required to settle our obligations at their termination value of approximately $47.1 million.
8. Share-based Compensation
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2009, the unamortized value of previously issued unvested share awards was approximately $23.2 million. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was approximately $9.4 million and $8.8 million, respectively.
Valuation Assumptions. Options generally have a vesting period of three to five years. The weighted average fair value of options granted in 2009 was $3.06 per option. We estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2009 (no additional options have been granted as of September 30, 2009):

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
Options. During the nine months ended September 30, 2009, 218 options were exercised at a price of $36.87 per option. As of September 30, 2009, there was approximately $2.7 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years. Total compensation cost for option and share awards charged against income was approximately $2.1 million and $6.2 million for the three and nine months ended September 30, 2009, respectively, and approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2008, respectively. Total capitalized compensation cost for option and share awards was approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2008, respectively.

The weighted average remaining contractual term of outstanding options under the share incentive plans is approximately 6.1 years.
The following table summarizes share options outstanding and exercisable at September 30, 2009:

	Outstanding Options		Exercisable Options		Remaining
		Weighted		Weighted	Contractual
Range of Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$25.88–$41.91	760,320	$31.91	270,811	$35.27	7.0
$42.90–$44.00	472,200	43.23	472,200	43.23	3.9
$45.53–$73.32	759,995	49.55	430,116	50.72	6.6

Total options	1,992,515	$41.32	1,173,127	$44.14	6.1

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the nine months ended September 30, 2009:

		Weighted
	Options /	Average
	Share Awards	Exercise /
	Outstanding	Grant Price
Balance at January 1, 2009	4,125,312	$41.37
Options
Granted	489,509	30.06
Exercised	(218)	36.87
Forfeited	(33,303)	43.37

Net Options	455,988

Share Awards
Granted	328,118	30.08
Forfeited	(25,898)	54.71

Net Share Awards	302,220

Balance at September 30, 2009	4,883,520	$36.26

Vested share awards at September 30, 2009	2,159,701	$37.73
9. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Decrease in assets:
Other assets, net	$5,470	$739

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,278)	(637)
Accrued real estate taxes	19,081	17,550
Other liabilities	67	(1,268)

Change in operating accounts	$22,340	$16,384

10. Commitments and Contingencies
Construction Contracts. As of September 30, 2009, we were obligated for approximately $12.9 million of additional construction and development expenditures for one development project owned by a consolidated joint venture. Remaining expected expenditures for this project are expected to be funded from an existing construction loan.
Litigation. In September 2007, the Equal Rights Center (the “ERC”) filed a lawsuit against us and one of our wholly-owned subsidiaries in the United States District Court for the District of Maryland. The suit alleged various violations of the Fair Housing Act and the Americans with Disabilities Act by us in the design, construction, control, management, and/or ownership of various multifamily properties. On September 14, 2009, we entered into a consent decree agreement with the ERC to fully and finally resolve the lawsuit. Pursuant to this consent decree agreement, we agreed to make a one-time payment to the ERC. We previously accrued and reserved the costs related to the settlement. We also agreed to participate in an educational, training, and consulting program administered by the ERC, and to survey approximately 6,500 Camden apartment homes to determine compliance with applicable accessibility requirements and to make improvements to the surveyed apartment homes as necessary. The survey and remediation process will extend over a period of approximately four years, and the participation in the educational and training program will extend over a period of ten years. Based on preliminary investigations, the estimated cost of capital improvements to the surveyed apartment homes to meet accessibility requirements is not expected to be material.
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
Lease Commitments. At September 30, 2009, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2008, respectively. Minimum annual rental commitments for the remainder of 2009 are approximately $0.6 million, and for the years ending December 31, 2010 through 2013 are approximately $2.5 million, $2.4 million, $2.0 million, and $1.9 million, respectively, and approximately $3.6 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion is limited to varying degrees in our existing joint venture and partnership agreements and may be limited to varying degrees depending on the terms of future joint venture or partnership agreements.

11. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, excise, and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009. These taxes are primarily for entity level taxes on certain ventures, state margin taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2009.
12. Dispositions and Assets Held for Sale
During the nine months ended September 30, 2009, we recognized a gain of approximately $16.9 million from the sale of one operating property, containing 671 apartment homes with a net book value of approximately $11.3 million, to an unaffiliated third party. This sale generated total net proceeds of approximately $28.0 million. During the nine months ended September 30, 2008, we recognized gains totaling approximately $80.3 million from the sale of eight operating properties, containing a combined 2,392 apartment homes, to unaffiliated third parties. These sales generated total net proceeds of approximately $121.7 million.
For the three and nine months ended September 30, 2009 and 2008, income from discontinued operations included the results of operations of one operating property sold in 2009 through its sale date. For the three and nine months ended September 30, 2008, income from discontinued operations also included the results of operations of eight operating properties sold during 2008. We had no operating properties designated as held for sale as of September 30, 2009.

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Property revenues	$—	$2,690	$2,408	$14,659
Property expenses	76	1,711	1,324	7,494

	(76)	979	1,084	7,165

Interest	—	86	—	466
Depreciation and amortization	—	348	—	2,762

Income from discontinued operations	$(76)	$545	$1,084	$3,937

13. Fair Value Disclosures
The following table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets we have the ability to access for identical assets and liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 which are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(in millions)

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Deferred compensation plan investments	$46.8	$—	$—	$46.8
Derivative financial instruments	—	0.1	—	0.1
Liabilities
Derivative financial instruments	—	44.7	—	44.7
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

Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from interest payments associated with floating rate debt. Through September 30, 2009, we had derivative financial instruments designated and qualifying as cash flow hedges. Derivative contracts with positive net fair values are recorded in other assets. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Effective January 1, 2009, we adopted the provisions of the Fair Value Measurements and Disclosures Topic of the Codification relating to our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, which primarily relates to impairment of long-lived assets or investments. During the nine months ended September 30, 2009, there were no events which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.
Other Fair Value Disclosures. As of September 30, 2009 and December 31, 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, investments and liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities, and distributions payable were at amounts which reasonably approximated their fair value.
In calculating the fair value of our notes payable, interest rates and spreads reflect our current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. In instances where markets are not active, we follow the guidance of the Fair Value Measurements and Disclosures Topic of the Codification to estimate fair value in a non-active market.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Fixed rate notes payable (1)	$2,395.5	$2,396.2	$2,467.3	$2,163.8
Floating rate notes payable (2)	226.7	220.1	365.1	359.0

(1)	Includes a $500 million term loan entered into in 2007 and $12.8 million of a construction loan entered into in 2008, which are effectively fixed by the use of interest rate swaps.

(2)	Includes balances outstanding under our unsecured line of credit.

14. Noncontrolling interests
A reconciliation of equity attributable to noncontrolling interests and disclosure of those amounts of consolidated net income attributable to the noncontrolling interests for the periods indicated is presented below:

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		net income	receivable		Accumulated
	shares of	Additional	attributable	secured by		other		Total
	beneficial	paid-in	to common	common	Treasury	comprehensive	Noncontrolling	shareholders’
(in thousands except per share amounts)	interest	capital	shareholders	shares	shares	loss	interests	equity
Shareholders’ Equity, January 1, 2009	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356

Net income			28,486				1,448	29,934
Common shares issued	104	272,008						272,112
Unrealized loss on cash flow hedging activities						(10,307)		(10,307)
Reclassification of net losses on cash flow hedging activities						16,442		16,442
Amortization of previously granted share awards		8,110						8,110
Employee stock purchase plan		(215)			1,027			812
Common share options exercised, including amortization		513						513
Conversions and redemptions of operating partnership units	1	3,760					(3,777)	(16)
Cash distributions			(99,442)				(4,934)	(104,376)
Other	5	646		194	(6)		(748)	91

Shareholders’ Equity, September 30, 2009	$770	$2,522,525	$(383,265)	$(101)	$(462,188)	$(44,921)	$81,851	$1,714,671

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		net income	receivable		Accumulated
	shares of	Additional	attributable	secured by		other		Total
	beneficial	paid-in	to common	common	Treasury	comprehensive	Noncontrolling	shareholders’
(in thousands except per share amounts)	interest	capital	shareholders	shares	shares	loss	interests	equity
Shareholders’ Equity, January 1, 2008	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$122,027	$1,653,340

Net income			105,882				3,400	109,282
Unrealized loss on cash flow hedging activities						(8,277)		(8,277)
Reclassification of net losses on cash flow hedging activities						6,875		6,875
Amortization of previously granted share awards		7,917						7,917
Employee stock purchase plan		153			739			892
Repayment of notes receivable secured by common shares, net				1,652				1,652
Common share options exercised, including amortization	1	2,044						2,045
Conversions and redemptions of operating partnership units	4	12,688					(14,372)	(1,680)
Common shares repurchased					(29,973)			(29,973)
Cash distributions			(117,158)				(6,880)	(124,038)
Other	1	3				102	(1,921)	(1,815)

Shareholders’ Equity, September 30, 2008	$660	$2,232,436	$(238,301)	$(298)	$(463,108)	$(17,423)	$102,254	$1,616,220

Distributions paid and income allocated to the preferred units in Camden Operating, L.P. totaled approximately $5.3 million for each of the nine months ended September 30, 2009 and 2008.
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the nine months ended September 30:

	2009	2008

Net income attributable to common shareholders	$28,486	$105,882
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	3,760	12,688
Increase in equity from purchase of noncontrolling interests	648	—

Change in common shareholders’ equity and net transfers from noncontrolling interests	$32,894	$118,570

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2008 as amended in our Current Report on Form 8-K filed on May 5, 2009. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
Executive Summary
Our results reflect the continued challenges the multifamily industry is currently facing. During 2008 and continuing in 2009, a number of factors adversely affecting demand for and rents received by our multifamily communities were intense and pervasive across the United States and the conditions within the multifamily industry have become progressively more challenging. High inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and fears of a prolonged recession, among other factors, have persisted and, in some cases, accelerated thus far in 2009. We believe the effects of these factors on the multi-family industry have been further magnified by high levels of home foreclosures, liquidity disruptions in the financial markets, continued job losses, and a lack of job growth.
Based on our results, the market conditions discussed above, and our belief these conditions will continue in the near future, we are cautious regarding expected performance and expect a decline in property revenues during the remainder of 2009. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will continue or will positively impact our operating results.
We have noted a recent upswing in issuances of debt and equity by REITs. While this may be a positive sign, we are uncertain if this level of activity will increase or continue. During the near term, we plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, controlling and reducing overhead costs, selectively disposing of properties when feasible, and reducing outstanding debt and leverage ratios. However, should the current credit crisis and general economic recession continue, we may continue to experience a period of declining revenues. As our average lease term is approximately twelve months, the impact of an economic downturn affects us quickly. The short-term nature of our leases also limits our ability to increase rents and, combined with continuing job losses and decreased household formation in addition to other factors, has resulted in our reducing rents on lease renewals and on leases for new residents.
Also, while the continuation of the current economic environment and capital market disruptions could have a negative impact on us and adversely affect our future results of operations, access to debt from Fannie Mae and Freddie Mac has provided the multifamily sector with a continued liquidity source during 2009. During the second quarter of 2009, we closed a ten-year, 5.12% fixed rate, secured financing transaction with a Fannie Mae lender for $420 million. To further strengthen liquidity and reduce leverage, we completed an equity offering in May 2009, which resulted in our issuing approximately 10.4 million common shares and receiving net proceeds of approximately $272.1 million. We used a portion of the proceeds from these transactions to pay down all amounts outstanding under our revolving line of credit and to repurchase and retire approximately $317.6 million of certain series of secured and unsecured notes maturing between 2010 and 2012 from unrelated third parties, and we expect to use such proceeds in the future to repurchase and retire other debt maturities and for general corporate purposes. During the third quarter of 2009, we also retired approximately $81.9 million of certain unsecured notes from unrelated third parties. At September 30, 2009, we had approximately $81.7 million in cash and cash equivalents, no balances outstanding on our $600 million unsecured line of credit, and we do not have any further debt, except for scheduled principal amortization of $1.0 million, maturing in 2009. Additionally, due to the reduction in our development activities, only approximately $12.9 million remains to be funded for one development project owned by a consolidated joint venture and we expect remaining expenditures to be funded from an existing construction loan.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of discretionary investment funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of their committed capital is invested, subject to two one-year extensions, these funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions.

Our portfolio of apartment communities is geographically diverse, which we believe mitigates risks such as changes in demographics or job growth which may occur within individual markets, although may not mitigate such risks with respect to more wide-spread economic declines such as we are currently experiencing. In the long term, we intend to continue focusing on our development pipeline which currently contains six properties in various stages of construction and lease-up. The commencement of future developments has and may continue to be impacted by economic conditions, changing construction costs, and other factors. We do not expect to start any new developments for the remainder of fiscal year 2009.
Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	September 30, 2009		December 31, 2008
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,119	15	6,119	15
Houston, Texas	6,289	16	6,620	16
Tampa, Florida	5,503	12	5,503	12
Washington, D.C. Metro	6,068	17	5,702	16
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Austin, Texas	2,454	8	2,106	7
Raleigh, North Carolina	2,704	7	2,704	7
Denver, Colorado	2,171	7	2,171	7
Southeast Florida	2,520	7	2,520	7
Phoenix, Arizona	2,433	8	2,433	8
Los Angeles/Orange County, California	2,481	6	2,481	6
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,286	183	62,903	181

Properties Under Development
Washington, D.C. Metro	—	—	366	1
Houston, Texas	372	2	712	3
Austin, Texas	—	—	348	1

Total Properties Under Development	372	2	1,426	5

Total Properties	63,658	185	64,329	186

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Austin, Texas	601	2	601	2
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	50,587	141	51,258	142

(1)	Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(2)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of the period. During the nine months ended September 30, 2009, stabilization was achieved at six properties as follows:

	Number of
	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Main & Jamboree Irvine, CA	290	3Q08	1Q09

Camden Cedar Hills Austin, TX	208	4Q08	2Q09

Camden Potomac Yard Arlington, VA	378	2Q08	3Q09

Camden Summerfield Landover, MD	291	2Q08	3Q09

Camden Whispering Oaks Houston, TX	274	4Q08	3Q09

Camden College Park College Park, MD	508	3Q08	3Q09
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense. Any gain or loss on the disposal of the properties held for sale is also classified as discontinued operations.
As of September 30, 2009, no operating properties were designated as held for sale. During the nine months ended September 30, 2009, we recognized a gain of approximately $16.9 million from the sale of one operating property, containing 671 apartment homes with a net book value of approximately $11.3 million, to an unaffiliated third party. This sale generated total net proceeds of approximately $28.0 million. During the nine months ended September 30, 2008, we recognized gains totaling $80.3 million from the sale of eight operating properties to unaffiliated third parties. These sales generated total net proceeds of approximately $121.7 million.

Development and Lease-Up Properties
At September 30, 2009, we had two completed consolidated properties in lease-up as follows:

	Number of				Estimated
($ in millions)	Apartment		% Leased at	Date of	Date of
Property and Location	Homes	Cost Incurred	10/25/09	Completion	Stabilization

Camden Orange Court Orlando, FL	261	$45.5	93%	2Q08	4Q09
Camden Dulles Station Oak Hill, VA	366	72.3	81%	1Q09	2Q10

Total	627	$117.8	86%

At September 30, 2009, we had one consolidated property under construction as follows:

Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment		Cost	Under	Date of	Date of
Property and Location	Homes	Total Budget	Incurred	Development	Completion	Stabilization

Camden Travis Street Houston, TX (1)	253	$39.0	$26.1	$26.1	1Q10	3Q10

(1)	Camden Travis Street is a fully-consolidated joint venture, of which we retain a 25% ownership.
Our condensed consolidated balance sheet at September 30, 2009 included approximately $279.6 million related to properties under development and land. Of this amount, approximately $26.1 million related to Camden Travis Street above, approximately $197.2 million was invested in land for projects we may begin constructing in the future, and approximately $56.3 million was invested primarily in land tracts for which future development activities have been put on hold.

At September 30, 2009, we had investments in non-consolidated joint ventures which were developing the following multi-family communities:

		Number of		Total	% Leased
($ in millions)		Apartment	Total	Cost	At
Property and Location	Ownership %	Homes	Budget	Incurred	10/25/09

Completed Communities (1)
Camden Amber Oaks Austin, TX	20%	348	N/A	$35.2	74%
Braeswood Place (2) Houston, TX	30%	340	N/A	50.3	52%

Total Completed Communities		688		$85.5

Under Construction (1)(2)
Belle Meade Houston, TX	30%	119	$33.2	$35.0	20%

Total Under Construction		119	$33.2	$35.0

		Total Acres
Pre-Development (3)
Lakes at 610 Houston, TX	30%	6.1	N/A	$7.0	N/A
Town Lake Austin, TX	72%	25.9	N/A	40.0	N/A

Total Pre-Development		32.0		$47.0

(1)	Properties in lease-up as of September 30, 2009.

(2)	Properties being developed by joint venture partner.

(3)	Properties in pre-development by joint venture partner.
Refer to Note 4, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Average monthly property revenue per apartment home	$1,035	$1,072	$1,042	$1,055
Annualized total property expenses per apartment home	$5,134	$5,282	$5,010	$4,883
Weighted average number of operating apartment homes owned 100%	50,383	49,560	50,191	49,136
Weighted average occupancy of operating apartment homes owned 100%	93.7%	94.3%	94.0%	93.8%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008:

	Apartment	Three Months				Nine Months
	Homes At	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	9/30/09	2009	2008	$	%	2009	2008	$	%

Property revenues
Same store communities	42,670	$129,459	$135,505	$(6,046)	(4.5)%	$391,851	$401,655	$(9,804)	(2.4)%
Non-same store communities	7,290	23,642	21,213	2,429	11.5	70,081	57,366	12,715	22.2
Development and lease-up communities	880	1,992	805	1,187	147.5	5,238	1,008	4,230	419.6
Dispositions/other	—	1,281	1,860	(579)	(31.1)	3,693	6,345	(2,652)	(41.8)

Total property revenues	50,840	$156,374	$159,383	$(3,009)	(1.9)%	$470,863	$466,374	$4,489	1.0%

Property expenses
Same store communities	42,670	$53,151	$53,470	$(319)	(0.6)%	$155,766	$150,039	$5,727	3.8%
Non-same store communities	7,290	9,746	9,179	567	6.2	27,751	24,867	2,884	11.6
Development and lease-up communities	880	866	501	365	72.9	2,556	961	1,595	166.0
Dispositions/other	—	902	2,290	(1,388)	(60.6)	2,501	4,082	(1,581)	(38.7)

Total property expenses	50,840	$64,665	$65,440	$(775)	(1.2)%	$188,574	$179,949	$8,625	4.8%

Same store communities are communities we owned and were stabilized as of January 1, 2008. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2008. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2008.
Same store analysis
Same store property revenues for the three months ended September 30, 2009 decreased approximately $6.0 million, or 4.5%, from the same period in 2008. Same store rental revenues decreased approximately $7.7 million, or 6.5%, due to a 1.2% decline in average occupancy and a 5.8% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. This decrease was partially offset by an approximate $1.7 million increase in other property revenue due to the continued rollout of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs.
Same store property revenues for the nine months ended September 30, 2009 decreased approximately $9.8 million, or 2.4%, from the same period in 2008. Same store rental revenues decreased approximately $16.0 million, or 4.5%, due to a 0.6% decline in average occupancy and a 4.3% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by approximately $6.2 million increase in other property revenue due to the continued rollout of our implementation of Perfect Connection and other utility rebilling programs.
Property expenses from our same store communities decreased approximately $0.3 million, or 0.6%, for the three months ended September 30, 2009 as compared to the same period in 2008. The decreases in same store property expenses were primarily due to decreases in expenses for property taxes, repairs and maintenance, and marketing and leasing expenses, offset by increased expenses for property insurance and expenses related to our utility rebilling programs discussed above; excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $1.2 million, or 2.3%.
Property expenses from our same store communities increased approximately $5.7 million, or 3.8%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increases in same store property expenses were primarily due to increases in expenses for property insurance and taxes, employee benefit expenses, and expenses related to our utility rebilling programs discussed above, offset by decreased repairs and maintenance and marketing and leasing expenses; excluding the expenses associated with our utility rebilling programs, same store property expenses for this period increased approximately $2.6 million, or 1.8%.

Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased approximately $3.6 million and $16.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our development and re-development pipelines throughout 2008 and 2009. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased approximately $0.9 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases during the periods were primarily due to the completion and lease-up of properties in our development and re-development pipelines.
Dispositions/other property analysis
Dispositions/other property revenues decreased approximately $0.6 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Dispositions/other property expenses also decreased approximately $1.4 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily related to a decrease in sales activities in 2009 as compared to 2008, in addition to $1.4 million of costs, for the deductible portion of property insurance, related to damage to our multifamily communities due to Hurricane Ike in September 2008.
Non-property income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Fee and asset management	$1,818	$2,350	$(532)	(22.6)%	$6,093	$6,893	$(800)	(11.6)%
Interest and other income	582	1,234	(652)	(52.8)	2,414	3,659	(1,245)	(34.0)
Income (loss) on deferred compensation plans	8,194	(10,550)	18,744	—	11,702	(19,730)	31,432	—

Total non-property income (loss)	$10,594	$(6,966)	$17,560	—%	$20,209	$(9,178)	$29,387	—%
Fee and asset management income decreased approximately $0.5 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decreases for the three and nine months ended September 30, 2009 were primarily related to overall declines in development and construction fees earned on our development joint ventures in 2009 as compared to 2008 due to the completion of construction activities at several communities in 2008 and 2009.
Interest and other income decreased approximately $0.7 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decreases for the three and nine months ended September 30, 2009 were primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization, reductions in interest earned on variable rate notes due to declines in LIBOR, and lower balances of outstanding mezzanine loans.
Income on deferred compensation plans totaled approximately $8.2 million and $11.7 million for the three and nine months ended September 30, 2009, respectively, as compared to a loss of approximately $10.6 million and $19.7 million for the three and nine months ended September 30, 2008, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as set forth below.

Other expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Property management	$4,377	$5,007	$(630)	(12.6)%	$13,848	$15,188	$(1,340)	(8.8)%
Fee and asset management	1,074	1,198	(124)	(10.4)	3,512	4,619	(1,107)	(24.0)
General and administrative	7,532	7,513	19	0.3	23,010	23,887	(877)	(3.7)
Interest	31,117	32,838	(1,721)	(5.2)	97,364	98,697	(1,333)	(1.4)
Depreciation and amortization	42,895	43,808	(913)	(2.1)	130,763	128,514	2,249	1.8
Amortization of deferred financing costs	682	798	(116)	(14.5)	2,356	2,121	235	11.1
Expense (benefit) on deferred compensation plans	8,194	(10,550)	18,744	—	11,702	(19,730)	31,432	—

Total other expenses	$95,871	$80,612	$15,259	18.9%	$282,555	$253,296	$29,259	11.6%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.6 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily related to various cost-saving measures, in addition to a decrease in salary expenses. Property management expenses were approximately 2.8% and 2.9% of total property revenues for the three and nine months ended September 30, 2009, respectively, and approximately 3.1% and 3.3% for the three and nine months ended September 30, 2008, respectively.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, decreased approximately $0.1 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These decreases were primarily due to a reduction in construction and development activities for third parties in 2009 as compared to 2008.
General and administrative expense decreased approximately $0.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to increased expenses in 2008 associated with the abandonment of potential acquisitions, as compared to the current period, in addition to various cost-saving measures in 2009. The decrease was partially offset by $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff completed in January 2009. General and administrative expenses were approximately 4.7% and 4.8% of total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for the three and nine months ended September 30, 2009, respectively, and approximately 4.6% and 5.0% for the three and nine months ended September 30, 2008, respectively.
Interest expense for the three and nine months ended September 30, 2009 decreased approximately $1.7 million and $1.3 million, respectively, as compared to the same periods in 2008. These decreases were primarily due to decreases in indebtedness as a result of retirement of debt from the proceeds of our equity offering in May 2009 which included the repayment of approximately $81.9 million of 4.74% senior unsecured notes at maturity in July 2009. These decreases in interest expense were partially offset by a decrease in capitalized interest of approximately $1.3 million and $6.0 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008 as a result of the completion of units in our development pipeline and our decision in fiscal year 2008 not to continue with five future development projects. The decreases were further offset by higher interest rates on existing indebtedness resulting from paying down amounts outstanding under our unsecured line of credit with proceeds from our $380 million credit facility entered into in September 2008 and our $420 million credit facility entered into in April 2009.
Depreciation and amortization decreased approximately $0.9 million for the three months ended September 30, 2009 and increased $2.2 million for the nine months ended September 30, 2009, as compared to the same periods in 2008. The year to date increase was primarily due to new development and capital improvements placed in service during the preceding year and the first nine months of 2009.

Amortization of deferred financing costs decreased approximately $0.1 million for the three months ended September 30, 2009 and increased $0.2 million for the nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The year to date increase was primarily due to financing costs incurred on our $380 million credit facility entered into in September 2008 and our $420 million credit facility entered into in April 2009. This increase was offset by the repurchase and retirement of certain series of notes during 2009.
Expense on deferred compensation plans totaled approximately $8.2 million and $11.7 million for the three and nine months ended September 30, 2009, respectively, as compared to a benefit of approximately $10.6 million and $19.7 million for the three and nine months ended September 30, 2008, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income (loss) related to these plans, as discussed above.
Other

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Gain on sale of properties, including land	$—	$1,823	$(1,823)	(100.0)%	$—	$2,929	$(2,929)	(100.0)%
Gain (loss) on early retirement of debt	—	2,440	(2,440)	(100.0)	(2,550)	4,738	(7,288)	—
Equity in income (loss) of joint ventures	(38)	(261)	223	100.0	592	(782)	1,374	—
Income tax expense — current	(126)	(83)	(43)	(51.8)	(772)	(516)	(256)	(49.6)
Gain on sale of properties, including land, totaled $1.8 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, due to the sale of properties to our discretionary investment fund and the sale of land in Las Vegas, Nevada adjacent to our regional office to a third party. There were no sales during the three and nine months ended September 30, 2009.
Loss on early retirement of debt was approximately $2.6 million for the nine months ended September 30, 2009 due to the repurchase and retirement of approximately $325.0 million of various unsecured and secured notes from unrelated third parties for approximately $327.5 million during the first two quarters of 2009. Gain on early retirement of debt was approximately $4.7 million for the nine months ended September 30, 2008 due to the repurchase and retirement of approximately $53.3 million of principal amount of our 5.75% senior unsecured notes due 2017 from unrelated third parties for approximately $47.9 million. The gain (loss) on early retirement of debt for these transactions also includes reductions for applicable loan costs.
Equity in income (loss) of joint ventures increased approximately $0.2 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases were primarily the result of certain properties owned by development joint ventures reaching or nearing stabilization in 2009. Additionally, in 2008 we incurred expenses of approximately $0.4 million associated with the abandonment of potential acquisitions.
For the nine months ended September 30, 2009, total tax expense was $0.8 million, as compared to $0.5 million for the same period in 2008. The higher year to date taxes in 2009 primarily relate to an increase in federal income taxes by our taxable REIT subsidiaries.

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
Reconciliations of net income attributable to common shareholders to diluted FFO for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Funds from operations
Net income attributable to common shareholders	$3,937	$73,673	$28,486	$105,882
Real estate depreciation and amortization, including discontinued operations	41,834	43,259	127,707	128,606
Adjustments for unconsolidated joint ventures	1,935	1,889	5,812	5,143
Gain on sale of properties, including land and discontinued operations, net of taxes	—	(67,422)	(16,887)	(83,194)
Income allocated to noncontrolling interests	406	884	1,148	3,044

Funds from operations — diluted	$48,112	$52,283	$146,266	$159,481

Weighted average shares — basic	66,094	55,367	61,087	55,228
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	36	133	13	153
Common units	2,829	3,061	2,867	3,191

Weighted average shares — diluted	68,959	58,561	63,967	58,572

Liquidity and Capital Resources
Financial Condition and Sources of Liquidity
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:
•	Extending and sequencing the maturity dates of our debt where practicable;
•	Managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;
•	Maintaining what management believes to be conservative coverage ratios; and
•	Using what management believes to be a prudent combination of debt and common and preferred equity.

Our interest expense coverage ratio, net of capitalized interest, was approximately 2.6 times for all periods presented. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At September 30, 2009 and 2008, 73.1% and 78.4%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.9 years at September 30, 2009.
Due to the instability experienced during the current economic downturn, we believe the timing and strength of an economic recovery is unclear and these conditions may not improve quickly. We plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, selectively disposing of properties when feasible, and controlling and reducing construction and overhead costs.
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
Factors which could increase or decrease our future liquidity include but are not limited to current volatility in capital and credit markets, sources of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets, and changes in operating costs resulting from a weakened economy, all of which could adversely impact occupancy and rental rates and our liquidity.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2009 and 2008.
Net cash provided by operating activities increased to approximately $185.4 million for the nine months ended September 30, 2009 from approximately $179.3 million for the nine months ended September 30, 2008. The increase was primarily due to changes in operating accounts relating to payments received for insurance claims, increases in prepaid rent and higher real estate taxes during 2009. These increases were partially offset by timing of payments relating to accounts payable and accrued expenses.
Net cash used in investing activities during the nine months ended September 30, 2009 totaled approximately $50.4 million as compared to approximately $7.7 million during the nine months ended September 30, 2008. Cash outflows for property development and capital improvements were $55.1 million during the nine months ended September 30, 2009 as compared to $169.5 million during the same period in 2008. This decrease was due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2009 as compared to 2008. Cash inflows from sales of properties totaled approximately $28.1 million for the nine months ended September 30, 2009. This compares to proceeds of $176.0 million from sales of properties and partial sales to joint ventures during the same period in 2008. Additionally, cash outflows for investments in joint ventures were $22.8 million during the nine months ended September 30, 2009 as compared to $12.1 million during the same period in 2008. This increase in cash outflow was a result of our $22.2 million preferred equity investment (with a preference on distribution of cash flows over previously contributed equity) in one of our joint ventures located in Orange County, California during the third quarter 2009.

Net cash used in financing activities totaled approximately $60.7 million during the nine months ended September 30, 2009 as compared to approximately $143.0 million during the prior year period. During the nine months ended September 30, 2009, a total of approximately $647.9 million was used for the repayment of notes payable and to pay-off all amounts outstanding on our unsecured line of credit, and $119.5 million was used for distributions paid to shareholders, perpetual preferred units, and noncontrolling interest holders. During this same period, $420 million was provided from a secured credit facility entered into during the second quarter, and we received net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009. The $143.0 million of cash used in financing during the nine months ended September 30, 2008 was primarily as a result of the repayment of amounts outstanding under our line of credit of $115.0 million, $248.5 million of repayments on notes payable, $31.7 million of common share repurchases, and distributions paid to shareholders, perpetual preferred units, and noncontrolling interest holders of $129.1 million. These decreases were offset by net proceeds from the issuance of notes payable of $382.1 million.
Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2010 and can be extended at our option through January 2011. On October 16, 2009, we exercised our option to extend the maturity to January 2011. The scheduled interest rate is based on spreads over LIBOR or the prime rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At September 30, 2009, we had outstanding letters of credit totaling approximately $10.3 million, and we had approximately $589.7 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
During the quarter ended June 30, 2009, we filed a shelf registration statement with the Securities and Exchange Commission which became automatically effective upon filing and allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. During the quarter ended June 30, 2009, we issued approximately 10.4 million common shares at $27.50 per share in a public equity offering, resulting in net proceeds of approximately $272.1 million. As of September 30, 2009, we had approximately 64.2 million common shares and no preferred shares outstanding.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including future borrowings under our unsecured line of credit. At September 30, 2009, we had approximately $81.7 million in cash and cash equivalents and no balances outstanding on our $600 million unsecured line of credit. We do not have any further debt, except for scheduled principal amortization of $1.0 million, maturing in 2009. Additionally, due to the reduction in our development activities, only approximately $12.9 million remains to be funded for one development project owned by a consolidated joint venture and we expect remaining expenditures to be funded from an existing construction loan. We intend to meet our long-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In May 2009, we announced we expected to reduce our quarterly dividend from $0.70 to $0.45 per share for the balance of 2009. In September 2009, we announced our Board of Trust Managers had declared the $0.45 per share dividend distribution to holders of record as of September 30, 2009 of our common shares; the dividend was subsequently paid on October 16, 2009. We paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2009, our annualized dividend rate for fiscal year 2009 would be $2.05 per share or unit.
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
General. A comprehensive enumeration of our significant accounting policies is presented in our Current Report on Form 8-K filed on May 5, 2009. Each of our policies has been chosen based upon current authoritative literature that collectively comprises accounting principles generally accepted in the United States of America.
Recent Accounting Pronouncements. In June 2009, the FASB issued the Codification. Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.

Upon the January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Consolidation Topic of the Codification, we reclassified minority interest balances relating to (i) the common units in Camden Operating, L.P., Oasis Martinique, LLC, and Camden Summit Partnership, L.P. and (ii) other minority interest in a consolidated real estate joint venture into our consolidated equity accounts and these are now classified as noncontrolling interests. The noncontrolling interests amounts at September 30, 2009 and December 31, 2008 were approximately $81.9 million and $89.9 million, respectively. The balance relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of approximately $97.9 million remains classified between liability and equity pursuant to guidance in the Distinguishing Liabilities from Equity Topic of the Codification. See Note 14, “Noncontrolling Interests,” for further disclosure requirements of noncontrolling interests.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), which is not yet included in the Codification. SFAS 166 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. SFAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. SFAS 166 is effective for us beginning January 1, 2010. We do not expect the adoption of SFAS 166 to have a material effect on our financial statements.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”), which is not yet included in the Codification. SFAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. SFAS 167 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In August 2009, the FASB issued ASU 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The amended guidance is effective for us beginning October 1, 2009, and we do not expect the effects to have a material impact on our financial statements.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 30, 2009.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 30, 2009.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 30, 2009

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 30, 2009.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 30, 2009.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.