Form 10-K
period 2009-12-31
CAMDEN PROPERTY TRUST
filed 2010-02-25
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not applicable ☑*
* As of February 25, 2010, the registrant has not been phased in to the interactive data requirements.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,739,721,564 based on a June 30, 2009 share price of $27.60.
On February 19, 2010, 64,530,986 common shares of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 2010 are incorporated by reference in Part III.

ii

PART I
Item 1. Business
General Development of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
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
Our annual, quarterly, and current reports, proxy statements, and other information are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please contact the SEC at 1-800-SEC-0330 for further information about the operation of the SEC’s Public Reference Room. The SEC also maintains a website at www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Financial Information about Segments
We are engaged in the ownership, development, construction, and management of multifamily apartment communities. As each of our communities has similar economic characteristics, residents, amenities, and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
As of December 31, 2009, we owned interests in, operated, or were developing 185 multifamily properties comprising 63,658 apartment homes across the United States. We had 372 apartment homes under development at two of our multifamily properties, including 119 apartment homes at one multifamily property owned through a nonconsolidated joint venture and 253 apartment homes at one multifamily property owned through a consolidated joint venture, in which we own an interest. In addition, we own other land parcels we may develop into multifamily apartment communities.
Operating Strategy
We believe producing consistent earnings growth through property operations, development and acquisitions, achieving market balance, and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies to help us maximize the earnings potential of our communities.
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
We have historically focused our operating strategy on capturing greater market share, selectively disposing of properties, and redeploying capital in new multifamily communities while also maintaining a strong balance sheet. We have also historically evaluated acquisition opportunities as they arose, some of which were consummated and contributed to our growth and profitability.

We continue to operate in our core markets which we believe provides an advantage due to economies of scale. We believe, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine a property cannot meet long-term earnings growth expectations.
During 2008 and 2009, a number of factors adversely affecting demand for and rents received by our multifamily communities were intense and pervasive across the United States, and the conditions within the multifamily industry have become progressively more challenging. A prolonged recession, high inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and high unemployment, among other factors, have persisted and, in some cases, accelerated in 2009. We believe the effects of these factors on the multifamily industry have been further magnified by high levels of home foreclosures, liquidity disruptions in the financial markets, continued job losses, and a lack of job growth. Our average apartment lease term is approximately twelve months. The impact of an economic downturn affects us quickly due to the short-term nature of our leases because our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Based on these market conditions and our belief these conditions will continue in the near future, we are cautious regarding expected performance and expect a decline in property revenues during 2010 as compared to 2009. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets. However, there can be no assurance any of these factors will develop, continue or positively impact our operating results. We have noted a recent increase in issuances of debt and equity by REITs at more attractive rates. While this may be a positive sign, we are uncertain if this level of activity will increase or continue.
During the near term, we plan to continue to focus primarily on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing overhead costs.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of our discretionary investment funds, the Camden Multifamily Value Add Fund, L.P. and a related co-investment partnership (the “Funds”). Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of their committed capital is invested, subject to two one-year extensions, the Funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to fifteen months, with an average lease of twelve months, and with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents’ changing needs and a high level of satisfaction.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest of less than 100% of the community or communities owned directly by the joint venture. See Note 7, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as with condominiums and single-family homes which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as on the rents charged.
Employees
At December 31, 2009, we had approximately 1,750 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2009, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
The capital and credit markets have been experiencing volatility and disruption, which has caused the spreads on prospective debt financings to fluctuate and potentially make it more difficult to borrow money. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity and our ability to make distributions to shareholders. This market turmoil and tightening of credit have led to an increased lack of consumer confidence and widespread reduction of business activity generally, which have adversely impacted and may continue to adversely impact us, including our ability to acquire and dispose of assets and continue our development pipeline.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the Obama administration pledged to cover unlimited losses through 2012 for both companies, lifting an earlier cap of $400 billion. Since that time, the chairman of the House Financial Services Committee has called for a new system for providing money for mortgages and the elimination of Fannie Mae and Freddie Mac. A decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of apartment loans may adversely affect interest rates, capital availability, and the development of multifamily communities. Governmental actions could also make it easier for individuals to finance loans for single-family homes, which would make renting a less attractive option and adversely affect our occupancy or rental rates.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.
Weakened economic conditions, including decreased job growth and job losses, have affected and continue to significantly affect apartment home occupancy and rental rates. Significant decreases in occupancy or rental rates in the markets in which we operate, in turn, may have a material adverse impact on our cash flows and operating results. The risks which may affect conditions in these markets include the following:
•	changes in the national, regional, and local economic climates;
•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;
•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•	changes in market rental rates;
•	declines in mortgage interest rates, making alternative housing more affordable;
•	government or builder incentives which enable first time have buyers to put little or no money down, making alternative housing options more attractive;
•	a continued economic downturn which simultaneously affects one or more of our geographical markets; and
•	increased operating costs, if these costs cannot be passed through to residents.
We may experience a decrease in rental revenues, an increase in operating expenses, or a combination of both, which may adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
Short-term leases expose us to the effects of declining market rents.
Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
We face risks associated with land holdings and related activities.
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or upon which we cannot build and develop a profitable multifamily community. Under current market conditions, in 2009 we recorded impairment charges on land holdings for eight developments, and a land development joint venture we have put on hold for the foreseeable future. We may have future impairments of our land and related activities. These impairment charges are based on estimates of fair value. Given the current environment, the amount of market information available to estimate fair value is less than usual; if additional market information becomes available in future periods we may take additional impairment charges in the future.
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
The Americans with Disabilities Act (“ADA”), the Fair Housing Amendments Act of 1988 (“FHAA”), and other federal, state, and local laws generally require public accommodations and apartment homes be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses which may be material to our financial condition or results of operations to comply with ADA, FHAA, and other federal, state, and local laws, or in connection with lawsuits brought by the government or private litigants.
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
Although we expect lower levels of development activity in 2010, as compared to prior years, in the long term we intend to continue to develop and construct multifamily apartment communities for our portfolio. Our development and construction activities may be exposed to a number of risks which may increase our construction costs including the following:
•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;
•	increased materials, labor, problems with subcontractors, or other costs due to errors and omissions which occur in the design or construction process;
•	inability to obtain financing with favorable terms for the development of a community;
•	inability to complete construction and lease-up of a community on schedule;
•	incurring costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible; and
•
inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.

We also serve as the general contractor on a limited number of development and construction projects for properties owned by unrelated third parties pursuant to guaranteed maximum price contracts. The terms of these contracts require us to estimate the time and costs to complete a project, and we assume the risk that the time and costs associated with our performance may be greater than was anticipated. As a result, our profitability on guaranteed maximum price contracts is dependent on our ability to accurately predict these factors. The time and costs may be affected by a variety of factors, including those listed above, many of which are beyond our control. In addition, the terms of these contracts generally require a warranty period, which may have durations of up to ten years, during which we may be required to repair, replace, or rebuild a project in the event of a material defect.
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
With respect to acquisitions of operating companies, we may not be able to identify suitable candidates on terms acceptable to us or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology.
Competition could adversely affect our ability to acquire properties.
We expect other real estate investors, including insurance companies, pension and investment funds, private investors, and other apartment REITs, will compete with us to acquire additional operating properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or the profitability of such properties upon acquisition.
Losses from catastrophes may exceed our insurance coverage.
We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets. We intend to obtain similar coverage for properties we acquire or develop in the future. However, some losses, generally of a catastrophic nature such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.
Investments through joint ventures involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
We face risks associated with investments in and management of discretionary funds.
We have formed the Funds which, through wholly-owned subsidiaries, we manage as the general partner and advisor. We have committed to invest 20% of the total equity interest in each of the Funds, up to $75 million in the aggregate. As of December 31, 2009, each of the Funds had total capital commitments of $187.5 million or $375 million in the aggregate. There are risks associated with the investment in and management of the Funds, including the following:
•	investors in the Funds may fail to make their capital contributions when due and, as a result, the Funds may be unable to execute their investment objectives;
•	the general partner of the Funds, our wholly-owned subsidiary, has unlimited liability for the third-party debts, obligations, and liabilities of the Funds pursuant to partnership law;
•
investors in the Funds (other than us), by majority vote, may remove our subsidiary as the general partner of the Funds with or without cause and the Funds’ advisory boards, by a majority vote of their members, may remove our subsidiary as the general partner of the Funds at any time for cause;

•
while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or the advisory boards must approve certain matters, and as a result we may be unable to cause the Funds to make certain investments or implement certain decisions we consider beneficial;

•
we are permitted to acquire land and develop communities outside of the Funds, but are generally prohibited from acquiring fully developed multifamily properties outside of the Funds until the earlier of (i) December 31, 2011 or (ii) such time as 90% of the Funds’ committed capital is invested, subject to certain exceptions;

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
We may not continue to qualify as a REIT in the future. The Internal Revenue Service may challenge our qualification as a REIT for prior years and new legislation, regulations, administrative interpretations, or court decisions may change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification.
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
We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for distribution to our shareholders.
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
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents which could be negatively affected by a number of factors, including the following:
•	delay in resident lease commencements;
•	decline in occupancy;
•	failure of residents to make rental payments when due;
•	the attractiveness of our properties to residents and potential residents;
•	our ability to adequately manage and maintain our communities;
•	competition from other available apartments and housing alternatives; and
•	changes in market rents.

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
We have significant debt, which could have important adverse consequences.
As of December 31, 2009, we had outstanding debt of approximately $2.6 billion. This indebtedness could have important consequences, including:
•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;
•	our vulnerability to general adverse economic and industry conditions is increased; and
•	our flexibility in planning for, or reacting to, changes in business and industry is limited.
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
We are subject to the risk that indebtedness on our properties or our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.
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
Historically, we have entered into agreements to reduce the risks associated with changes in interest rates, and we may continue to do so in the future. Although these agreements may partially protect against rising interest rates, they may also reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Additionally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.
Issuances of additional debt may adversely impact our financial condition.
Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1 and BBB, respectively, with stable outlooks, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. In light of the difficulties in the real estate industry and the volatile financial markets, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Risks Associated with Our Shares
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility of us failing to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer, or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you or limit your opportunity to receive a premium for your shares which might otherwise exist if a third party were attempting to effect a change in control transaction.
Our share price will fluctuate.
Stock markets in general and our common shares have experienced continued price volatility over the past year. The market price and volume of our common shares may continue to be subject to significant fluctuations due not only to general stock market conditions but also to the risk factors discussed in this report and the following:
•	operating results which vary from the expectations of securities analysts and investors;
•	investor interest in our property portfolio;
•	the reputation and performance of REITs;
•	the attractiveness of REITs as compared to other investment vehicles;
•	the results of our financial condition and operations;
•	the perception of our growth and earnings potential;
•	dividend payment rates;
•	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and
•	changes in financial markets and national economic and general market conditions.
We may reduce dividends on our equity securities.
On December 7, 2009, we announced our Board of Trust Managers had declared a fourth quarter dividend of $0.45 per common share, totaling $2.05 per share for the year ended December 31, 2009. In order for us to continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of, among other factors, continued material future deterioration in business conditions, or continuing tightening in the credit markets, our Board of Trust Managers may decide to reduce our dividend while ensuring compliance with the requirements of the Code related to REIT qualification.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, weight room facilities, and controlled-access gates. Many of the apartment homes offer additional features such as fireplaces, vaulted ceilings, microwave ovens, covered parking, icemakers, washers and dryers, and ceiling fans.
Operating Properties (including properties held through joint ventures)
The 183 operating properties in which we owned interests and operated at December 31, 2009 averaged 918 square feet of living area per apartment home. For the year ended December 31, 2009, no single operating property accounted for greater than 1.7% of our total revenues. Our operating properties had a weighted average occupancy rate of 93.3% and 93.9% for 2009 and 2008, respectively. Resident lease terms generally range from six to fifteen months with an average lease term of twelve months. One hundred and fifty-nine of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 10.4 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2001-2009	49
1996-2000	57
1991-1995	19
1986-1990	39
1980-1985	14
Prior to 1980	5
Property Table
The following table sets forth information with respect to our operating properties at December 31, 2009:

OPERATING PROPERTIES	Year Placed	Average Apartment	Number of	2009 Average
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)
ARIZONA
Phoenix
Camden Copper Square	2000	786	332	91.5%
Camden Fountain Palms (8)	1986/1996	1,050	192	88.9
Camden Legacy	1996	1,067	428	93.1
Camden Pecos Ranch (8)	2001	924	272	93.7
Camden San Paloma	1993/1994	1,042	324	92.2
Camden Sierra (8)	1997	925	288	90.5
Camden Towne Center (8)	1998	871	240	90.9
Camden Vista Valley	1986	923	357	90.1
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.0
Camden Harbor View	2004	975	538	94.3
Camden Main & Jamboree (3) (12)	2008	1,011	290	92.3
Camden Martinique	1986	794	714	92.6

OPERATING PROPERTIES	Year Placed	Average Apartment	Number of	2009 Average
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)
Camden Parkside (8)	1972	836	421	92.7
Camden Sea Palms	1990	891	138	94.2
San Diego/Inland Empire
Camden Old Creek	2007	1,037	350	93.9
Camden Sierra at Otay Ranch	2003	962	422	94.0
Camden Tuscany	2003	896	160	93.6
Camden Vineyards	2002	1,053	264	89.6
COLORADO
Denver
Camden Caley	2000	925	218	94.8
Camden Centennial	1985	744	276	93.2
Camden Denver West (9)	1997	1,015	320	94.8
Camden Highlands Ridge	1996	1,149	342	95.0
Camden Interlocken	1999	1,022	340	96.1
Camden Lakeway	1997	932	451	93.6
Camden Pinnacle	1985	748	224	93.2
WASHINGTON DC METRO
Camden Ashburn Farms	2000	1,062	162	95.6
Camden Clearbrook	2007	1,048	297	96.7
Camden College Park (3) (12)	2008	942	508	79.8
Camden Dulles Station (2)	2009	984	366	Lease-Up
Camden Fair Lakes	1999	1,056	530	95.4
Camden Fairfax Corner	2006	934	488	95.2
Camden Fallsgrove	2004	996	268	97.0
Camden Grand Parc	2002	674	105	96.1
Camden Lansdowne	2002	1,006	690	94.8
Camden Largo Town Center	2000/2007	1,027	245	90.1
Camden Monument Place	2007	856	368	93.8
Camden Potomac Yard (3)	2008	835	378	84.2
Camden Roosevelt	2003	856	198	96.3
Camden Russett	2000	992	426	94.4
Camden Silo Creek	2004	975	284	96.4
Camden Summerfield (3)	2008	957	291	84.8
Camden Westwind	2006	1,036	464	95.3
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	93.9
Camden Brickell	2003	937	405	94.4
Camden Doral	1999	1,120	260	96.0
Camden Doral Villas	2000	1,253	232	96.7
Camden Las Olas	2004	1,043	420	94.5
Camden Plantation	1997	1,201	502	94.4
Camden Portofino	1995	1,112	322	95.1
Orlando
Camden Club	1986	1,077	436	94.1
Camden Hunter’s Creek	2000	1,075	270	94.8
Camden Lago Vista	2005	955	366	93.8
Camden Landings	1983	748	220	93.9
Camden Lee Vista	2000	937	492	92.9
Camden Orange Court	2008	812	261	78.9
Camden Renaissance	1996/1998	899	578	92.9
Camden Reserve	1990/1991	824	526	93.6
Camden World Gateway	2000	979	408	93.1
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	93.8
Camden Bay Pointe	1984	771	368	91.7
Camden Bayside	1987/1989	748	832	93.6
Camden Citrus Park	1985	704	247	92.1
Camden Lakes	1982/1983	732	688	91.7
Camden Lakeside	1986	729	228	92.1
Camden Live Oaks	1990	1,093	770	94.7
Camden Preserve	1996	942	276	93.8
Camden Providence Lakes	1996	1,024	260	93.3
Camden Royal Palms	2006	1,017	352	92.0

OPERATING PROPERTIES	Year Placed	Average Apartment	Number of	2009 Average
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)
Camden Westshore	1986	728	278	93.6
Camden Woods	1986	1,223	444	92.5
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	93.2
Camden Dunwoody	1997	1,007	324	93.8
Camden Deerfield	2000	1,187	292	94.5
Camden Midtown Atlanta	2001	935	296	93.1
Camden Peachtree City	2001	1,027	399	94.2
Camden River	1997	1,103	352	93.2
Camden Shiloh	1999/2002	1,143	232	93.5
Camden St. Clair	1997	999	336	93.2
Camden Stockbridge	2003	1,009	304	91.7
Camden Sweetwater	2000	1,151	308	92.1
KENTUCKY
Louisville
Camden Brookside (10)	1987	732	224	92.8
Camden Meadows (10)	1987/1990	746	400	95.3
Camden Oxmoor (10)	2000	903	432	96.0
Camden Prospect Park (10)	1990	916	138	94.7
MISSOURI
Kansas City
Camden Passage (10)	1989/1997	834	596	95.2
St. Louis
Camden Cedar Lakes (10)	1986	852	420	92.3
Camden Cove West (10)	1990	828	276	95.8
Camden Cross Creek (10)	1973/1980	947	591	95.2
Camden Westchase (10)	1986	945	160	95.7
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	92.7
Camden Breeze	1989	846	320	93.2
Camden Canyon	1995	987	200	95.6
Camden Commons	1988	936	376	91.0
Camden Cove	1990	898	124	93.1
Camden Del Mar	1995	986	560	93.2
Camden Fairways	1989	896	320	94.4
Camden Hills	1991	439	184	90.8
Camden Legends	1994	792	113	93.4
Camden Palisades	1991	905	624	92.2
Camden Pines (8)	1997	982	315	93.8
Camden Pointe	1996	983	252	93.0
Camden Summit (8)	1995	1,187	234	94.7
Camden Tiara (8)	1996	1,043	400	93.7
Camden Vintage	1994	978	368	92.3
Oasis Bay (11)	1990	876	128	92.5
Oasis Crossings (11)	1996	983	72	94.4
Oasis Emerald (11)	1988	873	132	91.2
Oasis Gateway (11)	1997	1,146	360	91.9
Oasis Island (11)	1990	901	118	92.1
Oasis Landing (11)	1990	938	144	92.7
Oasis Meadows (11)	1996	1,031	383	90.7
Oasis Palms (11)	1989	880	208	90.7
Oasis Pearl (11)	1989	930	90	94.7
Oasis Place (11)	1992	440	240	89.9
Oasis Ridge (11)	1984	391	477	85.3
Oasis Sierra (11)	1998	923	208	94.0
Oasis Springs (11)	1988	838	304	89.5
Oasis Vinings (11)	1994	1,152	234	90.7
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	93.2
Camden Cotton Mills	2002	905	180	95.3
Camden Dilworth	2006	857	145	95.4

OPERATING PROPERTIES	Year Placed	Average Apartment	Number of	2009 Average
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)
Camden Fairview	1983	1,036	135	96.1
Camden Forest	1989	703	208	89.3
Camden Foxcroft (4)	1979	940	156	92.0
Camden Grandview	2000	1,057	266	95.4
Camden Habersham	1986	773	240	93.0
Camden Park Commons	1997	861	232	92.4
Camden Pinehurst	1967	1,147	407	93.1
Camden Sedgebrook	1999	972	368	93.3
Camden Simsbury	1985	874	100	93.9
Camden South End Square	2003	882	299	93.1
Camden Stonecrest	2001	1,098	306	93.2
Camden Touchstone	1986	899	132	94.9
Raleigh
Camden Crest	2001	1,013	438	93.9
Camden Governor’s Village	1999	1,046	242	92.4
Camden Lake Pine	1999	1,066	446	93.9
Camden Manor Park	2006	966	484	94.5
Camden Overlook	2001	1,060	320	94.7
Camden Reunion Park	2000/2004	972	420	92.9
Camden Westwood	1999	1,027	354	94.5
PENNSYLVANIA
Camden Valleybrook	2002	992	352	94.7
TEXAS
Austin
Camden Amber Oaks (2) (7)	2009	862	348	Lease-Up
Camden Cedar Hills (3)	2008	911	208	91.1
Camden Gaines Ranch	1997	955	390	92.6
Camden Huntingdon	1995	903	398	93.7
Camden Laurel Ridge	1986	702	183	92.9
Camden Ridgecrest	1995	855	284	93.7
Camden South Congress (7)	2001	975	253	93.8
Camden Stoneleigh	2001	908	390	94.2
Corpus Christi
Camden Breakers	1996	868	288	94.2
Camden Copper Ridge	1986	775	344	94.4
Camden Miramar (6)	1994-2004	482	778	84.4
Dallas/Fort Worth
Camden Addison (8)	1996	942	456	93.5
Camden Buckingham	1997	919	464	94.8
Camden Centreport	1997	911	268	93.3
Camden Cimarron	1992	772	286	94.5
Camden Farmers Market	2001/2005	932	904	93.9
Camden Gardens	1983	652	256	93.8
Camden Glen Lakes	1979	877	424	93.9
Camden Legacy Creek	1995	831	240	95.5
Camden Legacy Park	1996	871	276	94.4
Camden Oasis	1986	548	602	86.6
Camden Springs	1987	713	304	92.1
Camden Valley Creek	1984	855	380	93.4
Camden Valley Park (5)	1986	743	516	Redevelopment
Camden Valley Ridge	1987	773	408	93.1
Camden Westview	1983	697	335	91.4
Houston
Camden Braeswood Place (2) (13)	2009	1,042	340	Lease-Up
Camden Baytown	1999	844	272	93.3
Camden City Centre	2007	932	379	94.3
Camden Creek	1984	639	456	93.5
Camden Greenway	1999	861	756	95.4
Camden Holly Springs (8)	1999	934	548	94.4
Camden Midtown	1999	844	337	96.3
Camden Oak Crest	2003	870	364	95.5
Camden Park (8)	1995	866	288	96.9
Camden Plaza (12)	2007	915	271	92.5
Camden Royal Oaks	2006	923	236	91.0

OPERATING PROPERTIES	Year Placed	Average Apartment	Number of	2009 Average
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)
Camden Steeplechase	1982	748	290	92.7
Camden Stonebridge	1993	845	204	96.7
Camden Sugar Grove (8)	1997	921	380	94.0
Camden Vanderbilt	1996/1997	863	894	95.8
Camden Whispering Oaks (3)	2008	934	274	87.5

(1)	Represents average physical occupancy for the year except as noted below.

(2)	Properties under lease-up at December 31, 2009.

(3)	Development property stabilized during 2009 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(4)	Redevelopment completed during 2009 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(5)	Properties under redevelopment at December 31, 2009.

(6)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

(7)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(8)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(9)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(10)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.

(11)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(12)	Properties owned through a joint venture in which we own a 30% interest. The remaining interest is owned by an unaffiliated private investor.

(13)	Property owned through a joint venture in which we own a 72% interest. The remaining interest is owned by an unaffiliated private investor.
Item 3. Legal Proceedings
For discussion regarding legal proceedings, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2009 Quarters:
First	$30.63	$17.56	$0.70
Second	30.99	21.71	0.45
Third	42.73	25.10	0.45
Fourth	44.01	35.24	0.45

2008 Quarters:
First	$54.65	$42.18	$0.70
Second	55.35	44.08	0.70
Third	54.87	41.79	0.70
Fourth	44.95	18.96	0.70

	Years Ended December 31,
Index	2005	2006	2007	2008	2009
Camden Property Trust	119.1	157.5	107.5	75.1	108.9
FTSE NAREIT Equity	112.2	151.5	127.7	79.5	101.8
S&P 500	104.9	121.5	128.2	80.7	102.1
Russell 2000	104.6	123.8	121.8	80.7	102.6

As of February 19, 2010, there were 723 shareholders of record and approximately 18,835 beneficial owners of our common shares.
In April 2007, our Board of Trust Managers approved a program to repurchase up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million through December 31, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2009. There were no repurchases of our equity securities during the quarter ended December 31, 2009.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2005 through 2009. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations and adoption of new accounting standards.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2009	2008	2007	2006	2005(e)

Operating Data (a)
Total property revenues	$623,926	$624,016	$588,319	$561,029	$485,696
Total property expenses	246,867	239,282	217,694	211,336	184,862
Total non-property income (loss)	25,443	(19,540)	25,002	35,530	50,912
Total other expenses	376,497	331,278	339,548	345,908	338,520
Income (loss) from continuing operations attributable to common shareholders	(69,028)	(14,072)	41,377	119,238	146,726
Net income (loss) attributable to common shareholders	(50,800)	70,973	148,457	232,846	199,086

Income (loss) from continuing operations attributable to common shareholders per share:
Basic	$(1.09)	$(0.26)	$0.70	$2.07	$2.79
Diluted	(1.09)	(0.26)	0.68	2.01	2.61
Net income attributable to common shareholders per share
Basic	$(0.80)	$1.28	$2.54	$4.08	$3.80
Diluted	(0.80)	1.28	2.50	3.93	3.55

Distributions declared per common share	$2.05	$2.80	$2.76	$2.64	$2.54

Balance Sheet Data (at end of year)
Total real estate assets, at cost	$5,505,168	$5,491,593	$5,527,403	$5,141,467	$5,039,007
Total assets	4,607,999	4,730,342	4,890,760	4,586,050	4,487,799
Notes payable	2,625,199	2,832,396	2,828,095	2,330,976	2,633,091
Perpetual preferred units	97,925	97,925	97,925	97,925	97,925
Equity	1,609,013	1,501,356	1,653,340	1,859,942	1,494,001

Other Data
Cash flows provided by (used in):
Operating activities	$217,688	$216,958	$223,106	$231,569	$200,845
Investing activities	(69,516)	(37,374)	(346,798)	(52,067)	(207,561)
Financing activities	(91,423)	(173,074)	123,555	(180,044)	6,039
Funds from operations — diluted (b)	109,947	169,585	227,153	237,790	195,290

Property Data
Number of operating properties (at the end of year) (c)	183	181	182	186	191
Number of operating apartment homes (at end of year) (c)	63,286	62,903	63,085	63,843	65,580
Number of operating apartment homes (weighted average) (c)(d)	50,608	51,277	53,132	55,850	55,056
Weighted average monthly total property revenue per apartment home	$1,034	$1,055	$1,025	$970	$888
Properties under development (at end of period)	2	5	11	11	9

(a)	Excludes discontinued operations.

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
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	volatility in capital and credit markets could adversely impact us;
•	we could be negatively impacted by the condition of Fannie Mae or Freddie Mac;
•	unfavorable changes in economic conditions could adversely impact occupancy or rental rates;
•	short-term leases expose us to the effects of declining market rents;
•	we face risks associated with land holdings and related activities;
•	difficulties of selling real estate could limit our flexibility;
•	compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost;
•	competition could limit our ability to lease apartments or increase or maintain rental income;
•	development and construction risks could impact our profitability;
•	our acquisition strategy may not produce the cash flows expected;
•	competition could adversely affect our ability to acquire properties;
•	losses from catastrophes may exceed our insurance coverage;
•	investments through joint ventures involve risks not present in investments in which we are the sole investor;
•	we face risks associated with investments in and management of discretionary funds;
•	we depend on our key personnel;
•	changes in laws and litigation risks could affect our business;
•	tax matters, including failure to qualify as a REIT, could have adverse consequences;
•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;
•	we have significant debt, which could have important adverse consequences;
•	we may be unable to renew, repay, or refinance our outstanding debt;
•	variable rate debt is subject to interest rate risk;
•	we may incur losses on interest rate hedging arrangements;
•	issuances of additional debt may adversely impact our financial condition;
•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;
•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;
•	our share price will fluctuate; and
•	we may reduce dividends on our equity securities.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary
During 2008 and 2009, a number of factors adversely affecting the demand for and rents received by our multifamily communities were intense and pervasive across the United States, and the conditions within the multifamily industry have become progressively more challenging. A prolonged recession, high inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and high unemployment, among other factors, have persisted and, in some cases, accelerated in 2009. We believe the effects of these factors on the multifamily industry have been further magnified by high levels of home foreclosures, liquidity disruptions in the financial markets, continued job losses, and lack of job growth. Our average apartment lease term is approximately twelve months. The impact of an economic downturn affects us quickly due to the short-term nature of our leases because our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Based on these market conditions and our belief these conditions will continue in the near future, we are cautious regarding expected performance and expect a decline in property revenues during 2010 as compared to 2009. However, positive impacts on our performance may result from reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will develop, continue or positively impact our operating results. We have noted a recent increase in issuances of debt and equity by REITs at more attractive rates. While this may be a positive sign, we are uncertain if this level of activity will increase or continue.
During the near term, we plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing overhead costs.
We review our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluations take into consideration the current and anticipated economic climate. Based on our evaluations, we recorded significant impairment charges in the fourth quarter of 2009 for land holdings for eight future projects and a land development joint venture we have put on hold for the foreseeable future.
We currently have five wholly-owned land parcels held for future development we plan to develop. However, the commencement of future developments may continue to be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic and capital market conditions. However, if current conditions persist, there can be no assurance we will not have further impairments in the future.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of our Funds. Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of their committed capital is invested, subject to two one-year extensions, the Funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	December 31, 2009		December 31, 2008
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas	6,289	16	6,620	16
Dallas, Texas	6,119	15	6,119	15
Washington, D.C. Metro	6,068	17	5,702	16
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Austin, Texas	2,454	8	2,106	7
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,286	183	62,903	181

Properties Under Development
Houston, Texas	372	2	712	3
Washington, D.C. Metro	—	—	366	1
Austin, Texas	—	—	348	1

Total Properties Under Development	372	2	1,426	5

Total Properties	63,658	185	64,329	186

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Austin, Texas	601	2	601	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	50,587	141	51,258	142

(1)	Refer to Note 7, “Investments in Joint Ventures,” of the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized when 90% occupancy is achieved at the beginning of a period. During the year ended December 31, 2009, stabilization was achieved at seven recently completed development properties as follows:

	Number of	Date of
	Apartment	Construction	Date of
Property and Location	Homes	Completion	Stabilization

Camden Main & Jamboree — joint venture
Irvine, CA	290	3Q08	1Q09

Camden Cedar Hills
Austin, TX	208	4Q08	2Q09

Camden Potomac Yard
Arlington, VA	378	2Q08	3Q09

Camden Summerfield
Landover, MD	291	2Q08	3Q09

Camden Whispering Oaks
Houston, TX	274	4Q08	3Q09

Camden College Park — joint venture
College Park, MD	508	3Q08	3Q09

Camden Orange Court
Orlando, FL	261	2Q08	4Q09
Partial Sales and Dispositions to Joint Ventures Included in Continuing Operations
There were no partial sales or dispositions to joint ventures for the years ended December 31, 2009 or 2007.
In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to one of the Funds for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. In August 2008, we sold Camden South Congress to the same Fund for approximately $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested approximately $2.8 million in the Fund.
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of December 31, 2009. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. Any gain or loss on the disposal of the properties held for sale is also classified as discontinued operations.
During the year ended December 31, 2009, we received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale to an unaffiliated third party of one operating property with a net book value of approximately $11.3 million, containing 671 apartment homes. During the year ended December 31, 2008, we received net proceeds of approximately $121.7 million and recognized gains of approximately $80.2 million from the sales of eight operating properties, containing 2,392 apartment homes, to unaffiliated third parties. During the year ended December 31, 2007, we received net proceeds of approximately $166.4 million and recognized gains of approximately $106.3 million from the sales of ten operating properties, containing 3,054 apartment homes, to unaffiliated third parties.

During the year ended December 31, 2008, we recognized a gain of approximately $1.1 million from the sale of land adjacent to our regional office in Las Vegas, Nevada. The gain on this sale was not included in discontinued operations as the operations and cash flows of this asset were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
There were no sales of undeveloped land during the years ended December 31, 2009 or 2008. During the year ended December 31, 2007, we sold undeveloped land totaling approximately 0.9 acres to unrelated third parties. In connection with these sales, we received net proceeds totaling approximately $6.0 million and recognized gains totaling approximately $0.7 million.
We reclassified the undeveloped land parcels previously included in discontinued operations to continuing operations during December 31, 2009 as management made the decision not to sell these assets after an existing sales contract was terminated. As a result, we adjusted the current and prior period consolidated financial statements to reflect the necessary reclassifications.
Development and Lease-Up Properties
At December 31, 2009, we had one completed consolidated property in lease-up as follows:

	Number of			Date of	Estimated
($ in millions)	Apartment		% Leased at	Construction	Date of
Property and Location	Homes	Cost Incurred	1/31/10	Completion	Stabilization

Camden Dulles Station
Oak Hill, VA	366	$72.3	85%	1Q09	2Q10
At December 31, 2009, we had one consolidated property under construction as follows:

				Included in		Estimated
	Number of			Properties		Date of	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	% Leased at	Construction	Date of
Property and Location	Homes	Cost	Incurred	Development	1/31/10	Completion	Stabilization

Camden Travis Street (a)
Houston, TX	253	$39.0	$29.5	$8.6	31%	1Q10	1Q11

(a)	Camden Travis Street is owned by a consolidated joint venture, of which we retain a 25% ownership
Our consolidated balance sheet at December 31, 2009 included approximately $201.6 million related to properties under development and land. Of this amount, approximately $8.6 million related to Camden Travis Street. Approximately $89.6 million was invested in land for projects we plan to develop, and approximately $103.4 million was invested primarily in land tracts for which future development activities have been put on hold for the foreseeable future.

At December 31, 2009, we had investments in non-consolidated joint ventures which were developing the following multifamily communities:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	At
Property and Location	Ownership %	Homes	Incurred	1/31/10

Completed Communities (1)
Camden Amber Oaks
Austin, TX	20%	348	$35.2	80%
Braeswood Place (2)
Houston, TX	72%	340	50.3	64%

Total Completed Communities		688	$85.5

Under Construction (1) (2)
Belle Meade
Houston, TX	30%	119	$36.7	32%

Total Under Construction		119	$36.7

		Total Acres
Pre-Development (3)
Lakes at 610
Houston, TX	30%	6.1	$7.1	N/A
Town Lake (4)
Austin, TX	72%	25.9	40.9

Total Pre-Development		32.0	$48.0

(1)	Properties in lease-up as of December 31, 2009.

(2)	Properties being developed by joint venture partner.

(3)	Properties in pre-development by joint venture partner.

(4)	We have discontinued development activities on this project. An impairment of $13.4 million has been recorded for the year ended December 31, 2009.
Refer to Note 7, “Investments in Joint Ventures” of the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Geographic Diversification
At December 31, 2009 and 2008, our investments in various geographic areas, excluding depreciation, investments in joint ventures, and properties held for sale, were as follows:

(in thousands)	2009		2008

Washington, D.C. Metro	$1,193,269	21.9%	$1,219,866	22.4%
Southeast Florida	453,021	8.3	446,629	8.2
Tampa, Florida	393,377	7.2	386,816	7.1
Houston, Texas	389,848	7.1	377,041	6.9
Orlando, Florida	371,862	6.8	364,379	6.7
Dallas, Texas	345,814	6.3	337,890	6.2
Los Angeles/Orange County, California	332,414	6.1	330,849	6.1
Atlanta, Georgia	320,748	5.9	319,047	5.8
Charlotte, North Carolina	318,493	5.8	316,387	5.8
Las Vegas, Nevada	308,054	5.6	321,782	5.9
Raleigh, North Carolina	237,284	4.4	237,023	4.3
San Diego/Inland Empire, California	227,108	4.2	226,556	4.1
Denver, Colorado	187,544	3.4	186,292	3.4
Austin, Texas	154,473	2.8	159,897	2.9
Phoenix, Arizona	118,828	2.2	118,003	2.2
Other	109,489	2.0	107,377	2.0

Total	$5,461,626	100.0%	$5,455,834	100.0%

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

	2009	2008	2007
Average monthly property revenue per apartment home	$1,034	$1,055	$1,025
Annualized total property expenses per apartment home	$4,911	$4,852	$4,551
Weighted average number of operating apartment homes owned 100%	50,272	49,312	47,832
Weighted average occupancy of operating apartment homes owned 100%	94.5%	93.8%	93.7%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2009 as compared to 2008 and for the year ended December 31, 2008 as compared to 2007:

	Apartment	Year Ended
	Homes	December 31,		Change
($ in thousands)	at 12/31/09	2009	2008	$	%
Property revenues
Same store communities	42,670	$517,823	$534,356	$(16,533)	(3.1)%
Non-same store communities	7,551	96,840	81,034	15,806	19.5
Development and lease-up communities	619	4,527	1,213	3,314	273.2
Dispositions/other	—	4,736	7,413	(2,677)	(36.1)

Total property revenues	50,840	$623,926	$624,016	$(90)	0%

Property expenses
Same store communities	42,670	$203,481	$199,930	$3,551	1.8%
Non-same store communities	7,551	37,985	34,201	3,784	11.1
Development and lease-up communities	619	2,028	515	1,513	293.8
Dispositions/other	—	3,373	4,636	(1,263)	(27.2)

Total property expenses	50,840	$246,867	$239,282	$7,585	3.2%

Same store communities are communities we owned and which were stabilized as of January 1, 2008. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2008. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2008.

	Apartment	Year Ended
	Homes	December 31,		Change
	at 12/31/08	2008	2007	$	%
Property revenues
Same store communities	40,340	$498,875	$491,736	$7,139	1.5%
Non-same store communities	8,469	108,184	88,925	19,259	21.7
Development and lease-up communities	2,031	9,444	81	9,363	—
Dispositions/other	—	7,513	7,577	(64)	(0.8)

Total property revenues	50,840	$624,016	$588,319	$35,697	6.1%

Property expenses
Same store communities	40,340	$188,644	$180,277	$8,367	4.6%
Non-same store communities	8,469	40,395	33,444	6,951	20.8
Development and lease-up communities	2,031	5,694	140	5,554	—
Dispositions/other	—	4,549	3,833	716	18.7

Total property expenses	50,840	$239,282	$217,694	$21,588	9.9%

Same store communities are communities we owned and which were stabilized as of January 1, 2007. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2007. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2007.
Same store analysis:
Same store property revenues for the year ended December 31, 2009 decreased approximately $16.5 million, or 3.1%, from 2008. Same store rental revenues decreased approximately $23.9 million, or 5.1%, due to a slight decline in average occupancy and a 4.9% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. This decrease was partially offset by an approximate $7.4 million increase in other property revenue primarily due to the continued rollout of Perfect Connection, which provides cable services to our residents, and other utility rebilling programs.

Same store property revenues for the year ended December 31, 2008 increased approximately $7.1 million, or 1.5%, from 2007. Same store property revenues were positively impacted by an approximate $9.0 million in other property revenue primarily due to the continued rollout of Perfect Connection, and other utility rebilling programs. This increase was partially offset by approximately $1.9 million, or 0.4%, due to slight declines in average occupancy and average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry.
Property expenses from our same store communities increased approximately $3.6 million, or 1.8%, for the year ended December 31, 2009, as compared to 2008. This increase in same store property expenses of approximately $83 per apartment home was primarily due to expenses related to our utility rebilling programs discussed above and increases in property insurance costs. These increases were partially offset by lower property taxes resulting from declining rates and valuations at a number of our communities, and lower repairs and maintenance, and marketing and leasing expenses. Excluding the expenses associated with our utility rebilling programs, same store property expenses declined approximately $0.2 million, or 0.1% from 2008.
Property expenses from our same store communities increased approximately $8.4 million, or 4.6%, for the year ended December 31, 2008, as compared to 2007. The increases in same store property expenses were primarily due to real estate taxes and expenses related to our utility rebilling programs discussed above. Real estate taxes increased primarily due to increases in appraisals and taxation rates. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period increased approximately $2.4 million, or 1.3%.
Non-same store and development and lease-up analysis:
Property revenues from non-same store and development and lease-up communities increased approximately $19.1 million for the year ended December 31, 2009 as compared to 2008 and increased approximately $28.6 million for the year ended December 31, 2008 as compared to 2007. The increases in both periods were primarily due to the completion and lease-up of certain properties in our development pipeline as well as property acquisitions in 2007. See “Development and Lease-Up Properties” for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased approximately $5.3 million for the year ended December 31, 2009 as compared to 2008 and approximately $12.5 million for 2008 as compared to 2007. The increases in both periods were due to the completion and lease-up of properties in our development pipeline as well as acquisitions completed in 2007.
Dispositions/other property analysis:
Property revenues from dispositions/other decreased approximately $2.7 million and $0.1 million for the year ended December 31, 2009 as compared to 2008 and for the year ended December 31, 2008 as compared to 2007, respectively. The decrease for 2009 as compared to 2008 primarily related to not having any dispositions in 2009 as compared to the sale of one of our communities to one of the Funds in 2008.
Property expenses from dispositions/other decreased approximately $1.3 million and increased approximately $0.7 million for the year ended December 31, 2009 as compared to 2008 and for the year ended December 31, 2008 as compared to 2007, respectively. The decrease in 2009 as compared to 2008 and the increase in 2008 as compared to 2007 were primarily due to insurance costs related to Hurricane Ike in September 2008.
Non-property income

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2009	2008	$	%	2008	2007	$	%
Fee and asset management	$8,008	$9,167	$(1,159)	(12.6)%	$9,167	$8,293	$874	10.5%
Interest and other income	2,826	4,736	(1,910)	(40.3)	4,736	9,427	(4,691)	(49.8)
Income (loss) on deferred compensation plans	14,609	(33,443)	48,052	—	(33,443)	7,282	(40,725)	—

Total non-property income (loss)	$25,443	$(19,540)	$44,983	—%	$(19,540)	$25,002	$(44,542)	—%

Fee and asset management income, which represents income related to third-party construction and development projects and property management, for the year ended December 31, 2009 decreased approximately $1.2 million as compared to 2008 and increased approximately $0.9 million for the year ended December 31, 2008 as compared to 2007. The decrease for 2009 was primarily related to overall declines in development and construction fees earned on our development joint ventures in 2009 as compared to 2008 due to the completion of the associated construction activities at several joint venture communities in 2008 and 2009. The decrease in 2009 was partially offset by an increase in third-party construction activities in 2009. The increase in 2008 as compared to 2007 was due to increases in management fees earned from one of the Funds partially offset by decreased third-party construction activities in 2008.
Interest and other income decreased approximately $1.9 million for 2009 as compared to 2008 and decreased approximately $4.7 million for 2008 as compared to 2007. Interest income, which primarily relates to interest earned on notes receivable outstanding under our mezzanine financing program, decreased approximately $1.9 million for 2009 as compared to 2008 and decreased approximately $0.8 million for 2008 as compared to 2007. The decreases were primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization, reductions in interest earned on certain variable rate mezzanine notes due to declines in LIBOR, and lower balances of outstanding mezzanine loans. Other income decreased approximately $3.9 million for 2008 as compared to 2007. Other income primarily represents income recognized upon the settlement of legal, insurance and warranty claims, and contract disputes. In 2007, other income included approximately $3.3 million related to settlement of a contract dispute and a gain on sale of technology investments of $0.6 million.
Our deferred compensation plans earned income of approximately $14.6 million in 2009, incurred losses of approximately $33.4 million in 2008, and earned income of approximately $7.3 million in 2007. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the expense (benefit) related to these plans, as set forth in the table below.
Other expenses

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2009	2008	$	%	2008	2007	$	%
Property management	$18,864	$19,910	$(1,046)	(5.3)%	$19,910	$18,413	$1,497	8.1%
Fee and asset management	4,878	6,054	(1,176)	(19.4)	6,054	4,552	1,502	33.0
General and administrative	31,243	31,586	(343)	(1.1)	31,586	32,590	(1,004)	(3.1)
Interest	128,296	132,399	(4,103)	(3.1)	132,399	115,753	16,646	14.4
Depreciation and amortization	174,682	171,814	2,868	1.7	171,814	157,297	14,517	9.2
Amortization of deferred financing costs	3,925	2,958	967	32.7	2,958	3,661	(703)	(19.2)
Expense (benefit) on deferred compensation plans	14,609	(33,443)	48,052	—	(33,443)	7,282	(40,725)	—

Total non-property expenses	$376,497	$331,278	$45,219	13.6%	$331,278	$339,548	$(8,270)	(2.4)%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $1.0 million for the year ended December 31, 2009 as compared to 2008 and increased approximately $1.5 million for 2008 as compared to 2007. Property management expenses were 3.0%, 3.2%, and 3.1% of total property revenues for the years ended December 31, 2009, 2008, and 2007, respectively.
Fee and asset management expense, which represents expenses related to third-party construction and development projects and property management, decreased approximately $1.2 million for 2009 as compared to 2008 and increased approximately $1.5 million for 2008 as compared to 2007. The decrease for 2009 as compared to 2008 was primarily due to overall declines in development and construction activities related to our development joint ventures in 2009 as compared to 2008 due to the completion of the associated construction activities at several joint venture communities in 2008 and 2009. The increase for 2008 as compared to 2007 was primarily attributable to increased costs associated with one of the Funds partially offset by decreases in our third-party construction activities.

General and administrative expenses decreased approximately $0.3 million during the year ended December 31, 2009 as compared to 2008 and decreased approximately $1.0 million during the year ended December 31, 2008 as compared to 2007, and were 4.9%, 5.0%, and 5.4% of total revenues, excluding income or loss on deferred compensation plans, for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease for 2009 as compared to 2008 was primarily due to various cost-saving initiatives implemented in 2009, and increased expenses in 2008 which did not recur in 2009 associated with the abandonment of potential acquisitions. The decrease was partially offset by $1.6 million in severance payments made in connection with the reduction in force of certain construction and development staff in 2009, and separation costs relating to the retirement of one executive officer during the fourth quarter of 2009. The decrease in general and administrative expenses for the year ended December 31, 2008 as compared to 2007 was primarily due to decreases in salaries, incentive compensation, and legal expenses.
Interest expense decreased approximately $4.1 million during the year ended December 31, 2009 as compared to 2008 and increased approximately $16.6 million during the year ended December 31, 2008 as compared to 2007. The decrease for 2009 as compared to 2008 was primarily due to decreases in indebtedness as a result of early retirement of outstanding debt of approximately $325.0 million during the first six months of 2009. Refer to Note 9, “Notes Payable,” in the Notes to Consolidated Financial Statements for further discussion of our early retirements of outstanding debt. This decrease in interest expense was partially offset by a decrease in capitalized interest of approximately $7.4 million during the year ended December 31, 2009 as compared to 2008 as a result of the completion of units in our development pipeline and our decision in fiscal year 2008 not to continue with five future development projects. The decrease was further offset by higher interest rates on existing indebtedness resulting from paying down amounts outstanding under our unsecured line of credit with proceeds from our $420 million credit facility entered into in April 2009 and our $380 million credit facility entered into in September 2008. The increase for 2008 as compared to 2007 was primarily due to the higher interest rates relating to the $380 million credit facility entered into in September 2008, decreased capitalized interest of approximately $4.9 million, and increased amounts outstanding on our line of credit, partially offset by our repurchases and early retirement of outstanding debt, and a decline in interest rates on our floating rate debt.
Depreciation and amortization expense increased approximately $2.9 million during the year ended December 31, 2009 as compared to 2008 and increased approximately $14.5 million during the year ended December 31, 2008 as compared to 2007. The increases were primarily due to completion of new development and capital improvements placed in service each year as compared to the previous year.
Amortization of deferred financing costs increased approximately $1.0 million during the year ended December 31, 2009 as compared to 2008 and decreased approximately $0.7 million during the year ended December 31, 2008 as compared to 2007. The increase for 2009 was primarily due to the amortization of our financing costs incurred upon the extension of our unsecured credit facility in October 2009, and financing costs related to our $380 million credit facility completed in September 2008 and our $420 million credit facility completed in April 2009. This increase was partially offset by the repurchase and retirement of certain series of notes during 2009. The decrease for 2008 was primarily due to certain deferred financing costs becoming fully amortized partially offset by the financing costs incurred on entering into our $380 million credit facility in September 2008.
Our deferred compensation plans incurred expenses of approximately $14.6 million in 2009, earned a benefit of approximately $33.4 million in 2008, and incurred expenses of approximately $7.3 million in 2007. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the income (loss) related to these plans, as discussed above.

Other

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
(in thousands)	2009	2008	$	%	2008	2007	$	%

Gain on sale of properties, including land	$—	$2,929	$(2,929)	(100.0)%	$2,929	$—	$2,929	100.0%
Gain (loss) on early retirement of debt	(2,550)	13,566	(16,116)	(118.8)	13,566	—	13,566	100.0
Impairment associated with land development activities	(85,614)	(51,323)	(34,291)	(66.8)	(51,323)	(1,447)	(49,876)	—
Equity in income (loss) of joint ventures	695	(1,265)	1,960	(154.9)	(1,265)	1,526	(2,791)	(182.9)
Income tax expense — current	(967)	(843)	(124)	(14.7)	(843)	(3,052)	2,209	72.4
Gain on sale of properties, including land, totaled approximately $2.9 million for the year ended December 31, 2008 due to gains on the partial sale of properties to one of the Funds and a gain on the sale of a land parcel in Las Vegas, Nevada to an unaffiliated third party. There was no gain on sale of properties, including land, for the years ended December 31, 2009 or 2007.
Loss on early retirement of debt was approximately $2.6 million for the year ended December 31, 2009 due to the repurchase and retirement of approximately $325.0 million of various unsecured and secured notes from unrelated third parties for approximately $327.5 million during the first two quarters of 2009. Gain on early retirement of debt was approximately $13.6 million for the year ended December 31, 2008 due to the repurchases and retirements of debt, including a tender offer for certain series of outstanding debt which resulted in the repurchase and retirement of approximately $108.3 million of debt from unrelated third parties for approximately $100.6 million, and the repurchases and retirements of approximately $82.7 million of various series of other outstanding debt from unrelated third parties for approximately $75.7 million. The gain (loss) on early retirement of debt for these transactions also includes reductions for the write-off of applicable loan costs. There was no gain (loss) on early retirement of debt for the year ended December 31, 2007.
The impairment associated with land development activities for the year ended December 31, 2009 of approximately $85.6 million includes approximately $72.2 million related to land holdings for eight projects, and approximately $13.4 million related to a land development joint venture we have put on hold for the foreseeable future. The impairment associated with land development activities for the year ended December 31, 2008 of approximately $51.3 million reflects impairments in the value of land holdings for several potential development projects we no longer plan to pursue, including approximately $48.6 million related to land holdings for five projects we no longer plan to develop, approximately $1.6 million in the value of a land parcel held for future development, and approximately $1.1 million for costs capitalized for a potential joint venture development we no longer plan to pursue. The impairment associated with land development activities for the year ended December 31, 2007 of approximately $1.4 million reflects impairment in the value of one potential development project we no longer plan to pursue. These impairment charges for land are the difference between each parcel’s estimated fair value and the carrying value, which includes pursuit and other costs.
Equity in income (loss) of joint ventures increased approximately $2.0 million for the year ended December 31, 2009 as compared to 2008, and decreased approximately $2.8 million for the year ended December 31, 2008 as compared to 2007. The increase for 2009 as compared to 2008 was primarily the result of certain properties owned by development joint ventures reaching or nearing stabilization in 2009 partially offset by declining earnings at our stabilized operating joint ventures due to declines in rental income. The decrease in 2008 as compared to 2007 was primarily due to the increase in joint ventures under development in 2008 as compared to the prior period. Additionally, in 2008 we incurred expenses of approximately $0.4 million associated with the abandonment of potential joint venture acquisitions, which were not incurred in 2009 or 2007.
We had current income tax expense of approximately $1.0 million, $0.8 million, and $3.1 million for the tax years ended December 31, 2009, 2008, and 2007, respectively. The increase in taxes in 2009 as compared to 2008 primarily relate to an increase in state income taxes. Income tax expense decreased $2.2 million for the year ended December 31, 2008 as compared to 2007, primarily attributable to lower gains on property dispositions in states with high income tax rates and changes in state tax laws affecting one of our operating partnerships.

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
To facilitate a clear understanding of our consolidated historical operating results, we believe FFO should be examined in conjunction with net income attributable to common shareholders as presented in the consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered as an alternative to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.
Reconciliations of net income attributable to common shareholders to diluted FFO for the years ended December 31 are as follows:

(in thousands)	2009	2008	2007
Funds from operations
Net income (loss) attributable to common shareholders (1)	$(50,800)	$70,973	$148,457
Real estate depreciation and amortization, including discontinued operations	170,480	171,009	161,064
Adjustments for unconsolidated joint ventures	7,800	7,103	4,934
Gain on sale of properties, including land and discontinued operations, net of taxes	(16,887)	(83,117)	(105,098)
Income (loss) allocated to noncontrolling interests	(646)	3,617	17,796

Funds from operations — diluted	$109,947	$169,585	$227,153

Weighted average shares — basic	62,359	55,272	58,135
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	55	114	482
Common units	2,852	3,142	3,503

Weighted average shares — diluted	65,266	58,528	62,120

(1)	Includes an $85.6 million, $51.3 million and $1.4 million impairment associated with land development activities for the years ended December 31, 2009, 2008 and 2007, respectively.
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

Our interest expense coverage ratio, net of capitalized interest, was approximately 2.6, 2.6, and 3.0 times for the years ended December 31, 2009, 2008, and 2007, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. At December 31, 2009, 2008, and 2007, approximately 72.8%, 78.3%, and 81.6%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.6 years at December 31, 2009.
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
Our primary source of liquidity is cash flow generated from operations. Other sources include the availability under our unsecured credit facility and other short-term borrowings, secured mortgage debt, proceeds from dispositions of properties and other investments, and access to the capital markets. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2010 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	initial funding of property developments, acquisitions, joint venture investments, and notes receivable; and
•	the minimum dividend payments required to maintain our REIT qualification under the Code.
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
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the years ended December 31, 2009 and 2008.
Net cash provided by operating activities was approximately $217.7 million during the year ended December 31, 2009 as compared to approximately $217.0 during the year ended December 31, 2008. The slight increase was primarily due to lower interest expense offset by lower net operating income in 2009 as compared to 2008, and the timing of payments relating to accounts payable and accrued expenses.
Net cash used in investing activities during the year ended December 31, 2009 totaled approximately $69.5 million as compared to approximately $37.4 million during the year ended December 31, 2008. Cash outflows for property development, acquisition, and capital improvements were approximately $72.8 million during 2009 as compared to approximately $199.3 million during 2008. This decrease was due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2009 as compared to 2008. Cash inflows from sales of properties and partial sales of assets to joint ventures were approximately $28.1 million for the year ended December 31, 2009 as compared to approximately $176.0 million for the year ended December 31, 2008. Additionally, cash outflows for investments in joint ventures were $23.2 million for the year ended December 31, 2009 as compared to $10.4 million in 2008; this increase in cash outflows was primarily a result of our $22.2 million equity investment in one of our joint ventures during the third quarter 2009.

Net cash used in financing activities totaled approximately $91.4 million during the year ended December 31, 2009 as compared to approximately $173.1 million during 2008. During the year ended December 31, 2009, we used a total of approximately $648.7 million of cash to repay outstanding notes payable consisting of approximately $169.9 million of outstanding notes payable stemming from our April 2009 tender offer, the early retirement of outstanding debt consisting of approximately $139.1 million of secured notes, and approximately $18.2 million of senior unsecured notes. The remaining outstanding notes payable payments were primarily for maturing secured and unsecured notes payable of approximately $176.5 million, and payments of all remaining amounts outstanding on our unsecured line of credit. Also in 2009, $152.7 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. The cash outflows were offset by cash receipts of $420 million from a secured credit facility entered into during the second quarter, approximately $20.8 million from secured notes payable relating to a construction loan for a consolidated joint venture and net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009. In 2008, we used $173.1 million of cash in financing activities primarily to repay approximately $379.2 million of outstanding notes payable consisting of approximately $100.6 million of outstanding notes payable in our December 2008 tender offer, approximately $75.7 million of various series of other outstanding debt, and approximately $201.9 million of maturing secured notes payable. Net cash used in financing activities for 2008 was also attributable to distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $172.3 million and approximately $33.1 million of common share repurchases, offset by proceeds from notes payable and increases in our unsecured line of credit of approximately $385.9 million and $30.0 million, respectively.
Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2011. The scheduled interest rate is based on spreads over the London Interbank Offered Rate (“LIBOR”) or the prime rate. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line, it does reduce the amount available. At December 31, 2009, we had outstanding letters of credit totaling approximately $9.2 million, and had approximately $590.8 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we may borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. We expect such borrowings, if any, will vary in term and pricing and will typically be priced at interest rates below those available from the unsecured line of credit.
During the quarter ended June 30, 2009, we filed a shelf registration statement with the SEC which became automatically effective upon filing and allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. During the quarter ended June 30, 2009, we issued approximately 10.4 million common shares at $27.50 per share in a public equity offering, resulting in net proceeds of approximately $272.1 million. As of December 31, 2009, we had approximately 77.0 million common shares and no preferred shares outstanding.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as by our ability to borrow on a secured basis from Fannie Mae or Freddie Mac. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future. The capital and credit markets have been experiencing continued volatility and disruption. We have noted a recent increase in issuances of debt and equity by REITs at more attractive rates. While this may be a positive sign, we are uncertain if this level of activity will increase or continue. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all.

On April 17, 2009, we, as guarantor, and five separate subsidiaries as borrowers entered into a $420 million secured credit facility agreement. The facility has a ten-year term with a fixed annual interest rate of 5.12% and monthly payments of interest only and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the Borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on 11 of our multifamily communities. We used the proceeds from this credit facility to repurchase outstanding debt, repay maturing debt, prepay mortgage debt, pay down amounts outstanding under our revolving line of credit, and general corporate purposes.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During 2010, approximately $141.6 million of unsecured debt, including scheduled principal amortizations, are scheduled to mature. See Note 9, “Notes Payable,” of the Notes to Consolidated Financial Statements for further discussion of scheduled maturities. Additionally, approximately $9.5 million remains to be funded for one development project owned by a consolidated joint venture and we expect substantially all of the remaining expenditures to be funded from an existing construction loan. We intend to meet our long-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2009, we announced our Board of Trust Managers had declared a dividend distribution of $0.45 per share to our common shareholders of record as of December 21, 2009. The dividend was subsequently paid on January 18, 2010. We paid equivalent amounts per unit to holders of the common operating partnership units. When aggregated with previous 2009 dividends, this distribution to common shareholders and holders of common operating partnership units equates to an annual dividend rate of $2.05 per share or unit for the year ended December 31, 2009.
The following table summarizes our known contractual cash obligations as of December 31, 2009:

(in millions)	Total	2010	2011	2012	2013	2014	Thereafter
Debt maturities (1)	$2,625.2	$141.6	$153.2	$761.9	$227.2	$10.1	$1,331.2
Interest payments (2)	692.3	130.6	119.3	108.4	74.4	63.4	196.2
Non-cancelable lease payments	12.3	2.5	2.4	2.0	1.9	1.8	1.7
Postretirement benefit obligations	2.9	0.2	0.2	0.2	0.2	0.2	1.9
Construction contracts	9.5	9.5	—	—	—		—

	$3,342.2	$284.4	$275.1	$872.5	$303.7	$75.5	$1,531.0

(1)	Includes our line of credit and scheduled principal amortizations.

(2)
Includes contractual interest payments for our line of credit, senior unsecured notes, medium-term notes, and secured notes. Interest payments on hedged loans were calculated based on the interest rates effectively fixed by the interest rate swap agreements. The interest payments on certain secured notes with floating interest rates and our line of credit were calculated based on the interest rates in effect as of December 31, 2009 or the most recent practicable date.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are also committed to additional funding under mezzanine loans provided to joint ventures. We have guaranteed no more than our proportionate interest, totaling approximately $57.0 million, of five loans utilized for construction and development activities for our joint ventures and our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $7.3 million at December 31, 2009.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date, and the amounts of revenues and expenses recognized during the reporting period. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. The following is a discussion of our critical accounting estimates. For a discussion of all of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, estimates related to the valuation of our investments in joint ventures and mezzanine financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Principles of Consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations that maximize inputs from a marketplace participant’s perspective. During the quarter ended December 31, 2009, we recognized a $72.2 million impairment charge to the previous carrying value of $109.9 million for land holdings for eight future projects we have put on hold for the foreseeable future. Additionally, we recognized a $13.4 million impairment charge relating to a land development joint venture we have put on hold for the foreseeable future. This development joint venture had a previous carrying value of approximately $8.9 million. The impairment also included exit costs associated with this joint venture. The estimates of fair value are based on what we believe to be marketplace participant expectations, and consider, among other things, the highest and best use of the land (for example, as a multifamily development, or single-family townhome construction), estimated timeframe and current estimates of construction and development costs, estimates of expected market rents and expenses upon completion of development, expected lease-up periods, and expected net operating income (or yield) that a marketplace participant would expect to receive from the developed project. We utilized opinions of value from third-parties to supplement our estimates. There were no significant market-based transactions that have occurred during the previous twelve months for the land parcels that were analyzed.
In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all scheduled amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled amounts due with respect to these mezzanine loans, current market conditions with respect to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.

The value of our properties under development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to, among other factors, the judgment and assumptions applied in the impairment analyses and the fact limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on our weighted average unsecured interest rate. Most transaction and restructuring costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively. Included in capitalized costs are management’s estimates of indirect costs associated with our development and redevelopment activities. The estimates used by management require judgment, and accordingly we believe cost capitalization to be a critical accounting estimate.
Recent Accounting Pronouncements
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Codification. Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the consolidated financial statements have been revised to conform to the Codification classification.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). We adopted ASU 2009-05 effective October 1, 2009 and the adoption did not have a material impact on our financial statements.
In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-16 will not have a material effect on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.
In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” The ASU clarifies when the stock portion of a distribution allows shareholders to elect to receive cash or stock, with a potential limitation on the total amount of cash which all shareholders could elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. We adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have an impact on our financial statements.
In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” The ASU clarifies the scope of Subtopic 810-10 applies to a subsidiary or group of assets considered to be a business or nonprofit activity, a subsidiary considered to be a business or nonprofit activity which is transferred to an equity method investee or joint venture, and an exchange of a group of assets considered to be a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 further clarifies the scope of Subtopic 810-10 does not apply to sales of in substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. For entities who have previously adopted the noncontrolling interests guidance included in Subtopic 810-10, ASU 2010 is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the noncontrolling interests guidance was adopted. As we adopted the noncontrolling interests guidance on January 1, 2009, we also adopted ASU 2010-02 effective January 1, 2009 and the adoption did not have an impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. We believe our primary market risk exposure relates to interest rate risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Maturity	Average			Maturity	Average
	Amount	(in years)	Interest	% Of	Amount	(in years)	Interest	% Of
	(in millions)	(1)	Rate	Total	(in millions)	(1)	Rate	Total
Fixed rate debt (2)	$2,396.8	5.2	5.5%	91.3%	$2,467.3	4.4	5.5%	87.1%
Variable rate debt	228.4	10.1	1.2	8.7	365.1	11.5	2.7	12.9

(1)	Excludes balances outstanding under our unsecured line of credit, which are included in variable rate debt.

(2)
Includes a $500 million term loan entered into in 2007 and $14.9 million of a construction loan entered into in 2008 which are effectively fixed by the use of an interest rate swap (see discussion below).

We have historically used variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility thereby increasing our variable rate indebtedness, our exposure to increases in interest rates will also increase.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $100.7 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements described below, would be approximately $2.2 million, holding all other variables constant. We currently use interest rate hedges to reduce the impact of interest rate fluctuations on certain variable indebtedness, not for trading or speculative purposes. Under the hedge agreements:
•	we agree to pay a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate; and
•	the counterparty agrees to pay us the interest rate that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.
As of December 31, 2009, the effect of our hedge agreements was to fix the interest rate on approximately $514.9 million of our variable rate debt. Had the hedge agreements not been in place during 2009, our annual interest costs would have been approximately $22.6 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2009 and the hedge agreements not been in place, our annual interest cost would have been approximately $5.4 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2009.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal controls over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2010 in connection with the Annual Meeting of Shareholders to be held May 3, 2010.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2010 in connection with the Annual Meeting of Shareholders to be held May 3, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or before March 23, 2010 in connection with the Annual Meeting of Shareholders to be held May 3, 2010.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,826,757	$39.00	1,640,099
Equity compensation plans not approved by security holders	—	—	—

Total	4,826,757	$39.00	1,640,099

Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or before March 23, 2010 in connection with the Annual Meeting of Shareholders to be held May 3, 2010.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or before March 23, 2010 in connection with the Annual Meeting of Shareholders to be held May 3, 2010.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

2.1	Agreement and Plan of Merger, dated October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Current Report on Form 8-K filed on October 5, 2004

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on October 6, 2004

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit Properties Inc.	Exhibit 2.1 to Form 8-K filed on January 25, 2005

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.5	First Supplemental Indenture dates as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.6	Indenture dated as of February 11, 2003 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.	Exhibit 4.1 to Form 8-K filed on May 7, 2007

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.8	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.9	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.10	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.11	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 6.75% Note due 2010	Exhibit 4.3 to Form 8-K filed on September 17, 2001

4.14	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.15	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.16	Form of Camden Property Trust 4.375% Note due 2010	Exhibit 4.2 to Form 8-K filed on December 20, 2004

4.17	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

4.18	Form of Camden Property Trust 5.700% Notes due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.19	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

4.20	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.21	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.22	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.23	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.24	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.25	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 8.50% Medium-Term Note due 2010	Exhibit 10.2 to Summit Property Inc.’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-12792)

4.26	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008 between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and each of H. Malcolm Stewart, Dennis M. Steen, and Steven K. Eddington.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

10.8	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOPTM), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes	Exhibit 1.1 to Form 8-K filed on March 21, 1997

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.15	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 99.3 to Form 8-K filed on November 30, 2007

10.17	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 99.4 to Form 8-K filed on November 30, 2007

10.18	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.19	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.20	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.21	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.22	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.23	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.24	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

10.25	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.26	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.27	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.28	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.29	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.30	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.31	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.32	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

10.35	Amendment No. 1 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on July 29, 2008

10.36	Amendment No. 2 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on December 8, 2008

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

10.40	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders	Exhibit 99.1 to Form 8-K filed on January 20, 2006

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

10.41	Form of Credit Agreement dated as of August 17, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent.	Exhibit 99.1 to Form 8-K filed on August 21, 2007

10.42
Form of Credit Agreement dated as of October 4, 2007 among Camden Property Trust, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the financial institutions and other entities designated as “Lenders” on Schedule I thereto.
Exhibit 99.1 to Form 8-K filed on October 10, 2007

10.43	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.44	Noncompetition Agreement between Summit Properties Inc. and William F. Paulsen	Exhibit 10.5 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.45	Noncompetition Agreement between Summit Properties Inc. and William B. McGuire, Jr.	Exhibit 10.7 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2000 (File No. 001-12792)

10.46	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.47	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.48	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.49	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.50	Agreement and General Release, executed on December 28, 2009, between Camden Property Trust and Steven Eddington	Exhibit 99.1 to Form 8-K filed on December 28, 2009

10.51
Credit Agreement dated July 28, 2003 by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company
Exhibit 10.1 to Camden Summit Partnership, L.P.’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-22411)

10.52	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

10.53
First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein
Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001 (File No. 000-22411)

10.54	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

Filed Herewith or
Exhibit No.	Description	Incorporated Herein by Reference (1)

10.55
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (2)
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009

12.1	Statement Regarding Computation of Ratios	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

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

CAMDEN PROPERTY TRUST
February 25, 2010	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President - Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ D. Keith Oden D. Keith Oden	President and Trust Manager	February 25, 2010

/s/ Dennis M. Steen Dennis M. Steen	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Michael P. Gallagher Michael P. Gallagher	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

* William R. Cooper	Trust Manager	February 25, 2010

* Scott S. Ingraham	Trust Manager	February 25, 2010

* Lewis A. Levey	Trust Manager	February 25, 2010

* William B. McGuire, Jr.	Trust Manager	February 25, 2010

* F. Gardner Parker	Trust Manager	February 25, 2010

* William F. Paulsen	Trust Manager	February 25, 2010

* Steven A. Webster	Trust Manager	February 25, 2010

* Kelvin R. Westbrook	Trust Manager	February 25, 2010

*By:	/s/ Dennis M. Steen
Dennis M. Steen
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2010

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2009	2008
Assets
Real estate assets, at cost
Land	$747,921	$744,059
Buildings and improvements	4,512,124	4,447,587

	5,260,045	5,191,646
Accumulated depreciation	(1,149,056)	(981,049)

Net operating real estate assets	4,110,989	4,210,597
Properties under development, including land	201,581	264,188
Investments in joint ventures	43,542	15,106
Properties held for sale, including land	—	20,653

Total real estate assets	4,356,112	4,510,544

Accounts receivable — affiliates	36,112	37,000
Notes receivable
Affiliates	45,847	58,109
Other	—	8,710
Other assets, net	102,114	103,013
Cash and cash equivalents	64,156	7,407
Restricted cash	3,658	5,559

Total assets	$4,607,999	$4,730,342

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,645,926	$2,103,187
Secured	979,273	729,209
Accounts payable and accrued expenses	74,420	82,575
Accrued real estate taxes	23,241	23,600
Distributions payable	33,025	42,936
Other liabilities	145,176	149,554

Total liabilities	2,901,061	3,131,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 79,543 and 68,770 issued; 76,996 and 66,028 outstanding at December 31, 2009 and 2008, respectively	770	660
Additional paid-in capital	2,525,656	2,237,703
Distributions in excess of net income attributable to common shareholders	(492,571)	(312,309)
Notes receivable secured by common shares	(101)	(295)
Treasury shares, at cost (12,897 and 12,925 shares, respectively)	(462,188)	(463,209)
Accumulated other comprehensive loss	(41,155)	(51,056)

Total common equity	1,530,411	1,411,494
Noncontrolling interests	78,602	89,862

Total equity	1,609,013	1,501,356

Total liabilities and equity	$4,607,999	$4,730,342

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007

Property revenues
Rental revenues	$537,422	$547,718	$525,497
Other property revenues	86,504	76,298	62,822

Total property revenues	623,926	624,016	588,319
Property expenses
Property operating and maintenance	175,788	168,981	155,276
Real estate taxes	71,079	70,301	62,418

Total property expenses	246,867	239,282	217,694
Non-property income
Fee and asset management	8,008	9,167	8,293
Interest and other income	2,826	4,736	9,427
Income (loss) on deferred compensation plans	14,609	(33,443)	7,282

Total non-property income (loss)	25,443	(19,540)	25,002
Other expenses
Property management	18,864	19,910	18,413
Fee and asset management	4,878	6,054	4,552
General and administrative	31,243	31,586	32,590
Interest	128,296	132,399	115,753
Depreciation and amortization	174,682	171,814	157,297
Amortization of deferred financing costs	3,925	2,958	3,661
Expense (benefit) on deferred compensation plans	14,609	(33,443)	7,282

Total other expenses	376,497	331,278	339,548
Income from continuing operations before gain on sale of properties, including land, gain (loss) on early retirement of debt, impairment associated with land development activities, and equity in income (loss) of joint ventures	26,005	33,916	56,079
Gain on sale of properties, including land	—	2,929	—
Gain (loss) on early retirement of debt	(2,550)	13,566	—
Impairment associated with land development activities	(85,614)	(51,323)	(1,447)
Equity in income (loss) of joint ventures	695	(1,265)	1,526

Income (loss) from continuing operations before income taxes	(61,464)	(2,177)	56,158
Income tax expense — current	(967)	(843)	(3,052)

Income (loss) from continuing operations	(62,431)	(3,020)	53,106
Income from discontinued operations	1,341	4,847	13,558
Gain on sale of discontinued operations, including land, net of tax	16,887	80,198	107,039

Net income (loss)	(44,203)	82,025	173,703
Less (income) loss allocated to noncontrolling interests from continuing operations	403	(4,052)	(4,729)
Less income allocated to noncontrolling interests from discontinued operations	—	—	(13,517)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	$(50,800)	$70,973	$148,457

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Earnings per share — basic
Income (loss) from continuing operations attributable to common shareholders	$(1.09)	$(0.26)	$0.70
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.29	1.54	1.84

Net income attributable to common shareholders	$(0.80)	$1.28	$2.54

Earnings per share — diluted
Income (loss) from continuing operations attributable to common shareholders	$(1.09)	$(0.26)	$0.68
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.29	1.54	1.82

Net income attributable to common shareholders	$(0.80)	$1.28	$2.50

Distributions declared per common share	$2.05	$2.80	$2.76

Weighted average number of common shares outstanding	62,359	55,272	58,135
Weighted average number of common shares and dilutive equivalent common shares outstanding	62,359	55,272	59,125

Net income (loss) attributable to common shareholders
Income (loss) from continuing operations	$(62,431)	$(3,020)	$53,106
Less (income)loss allocated to noncontrolling interests from continuing operations	403	(4,052)	(4,729)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Income (loss) from continuing operations attributable to common shareholders	(69,028)	(14,072)	41,377
Income from discontinued operations, including gain on sale	18,228	85,045	120,597
Less income allocated to noncontrolling interests from discontinued operations	—	—	(13,517)

Income from discontinued operations attributable to common shareholders	18,228	85,045	107,080

Net income (loss) attributable to common shareholders	$(50,800)	$70,973	$148,457

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(44,203)	$82,025	$173,703
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(12,291)	(44,386)	(15,781)
Reclassification of net (gains) losses on cash flow hedging activities	22,192	9,317	(342)
Gain on postretirement obligations	—	136	—

Comprehensive income (loss)	(34,302)	47,092	157,580
Less (income) loss allocated to noncontrolling interests from continuing operations	403	(4,052)	(4,729)
Less income allocated to noncontrolling interests from discontinued operations	—	—	(13,517)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Comprehensive income (loss) attributable to common shareholders	$(40,899)	$36,040	$132,334

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of		Distributions	secured by		other
	beneficial	Additional	in excess of	common	Treasury	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	paid-in capital	net income	shares	shares, at cost	loss	interests	Total equity	preferred units
Equity, January 1, 2007	$650	$2,183,622	$(213,665)	$(2,036)	$(234,215)	$—	$125,586	$1,859,942	$97,925
Net income			148,457				18,246	166,703	7,000
Other comprehensive loss						(16,123)		(16,123)
Common shares issued under dividend reinvestment plan		38						38
Net share awards	2	9,346			(64)			9,284
Employee share purchase plan		817			562			1,379
Repayment of employee notes receivable, net				86				86
Share awards placed into deferred plans (151 shares)	(2)	2						—
Common share options exercised (96 shares)	1	4,333						4,334
Conversions and redemptions of operating partnership units (266 shares)	3	11,473					(11,785)	(309)
Common shares repurchased (3,604 shares)					(200,157)			(200,157)
Cumulative effect of a change in accounting principle			(2,496)					(2,496)
Noncontrolling interests issued in connection with real estate contribution							282	282
Distributions on perpetual preferred units									(7,000)
Cash distributions ($2.76 per share)			(159,321)				(10,302)	(169,623)

Equity, December 31, 2007	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$122,027	$1,653,340	$97,925

Net income			70,973				4,052	75,025	7,000
Other comprehensive loss						(34,933)		(34,933)
Common shares issued under dividend reinvestment plan		7						7
Net share awards	3	10,218						10,221
Employee share purchase plan		142			740			882
Repayment of employee notes receivable, net				1,655				1,655
Share awards placed into deferred plans (147 shares)	(2)	2						—
Common share options exercised (45 shares)		2,155						2,155
Conversions and redemptions of operating partnership units (464 shares)	5	15,548					(18,610)	(3,057)
Common shares repurchased (695 shares)					(30,075)			(30,075)
Purchase of noncontrolling interests							(8,573)	(8,573)
Distributions on perpetual preferred units									(7,000)
Cash distributions ($2.80 per share)			(156,257)				(9,034)	(165,291)

Equity, December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

See Notes to Consolidated Financial Statements

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of		Distributions	secured by		other
	beneficial	Additional	in excess of	common	Treasury	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	paid-in capital	net income	shares	shares, at cost	loss	interests	Total equity	preferred units
Equity, December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income (loss)			(50,800)				(403)	(51,203)	7,000
Other comprehensive income						9,901		9,901
Common shares issued (10,350 shares)	104	272,008						272,112
Common shares issued under dividend reinvestment plan		4						4
Net share awards	2	10,157						10,159
Employee share purchase plan		105			1,027			1,132
Repayment of employee notes receivable, net				194				194
Share awards placed into deferred plans (195 shares)	2	(2)						—
Common share options exercised (19 shares)		1,275						1,275
Conversions and redemptions of operating partnership units (139 shares)	2	3,759					(3,777)	(16)
Common shares repurchased					(6)			(6)
Purchase of noncontrolling interests		647					(748)	(101)
Distributions on perpetual preferred units									(7,000)
Cash distributions ($2.05 per share)			(129,462)				(6,332)	(135,794)

Equity, December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(44,203)	$82,025	$173,703
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization, including discontinued operations	172,415	169,151	157,137
Gain on sale of discontinued operations	(16,887)	(80,198)	(107,039)
Impairment associated with land development activities	85,614	51,323	1,447
Loss (gain) on early retirement of debt	2,550	(13,566)	—
Share-based compensation	9,053	7,663	7,547
Distributions of income from joint ventures	5,664	5,392	5,406
Amortization of deferred financing costs	3,925	2,975	3,689
Equity in (income) loss of joint ventures	(695)	1,265	(1,526)
Accretion of discount on unsecured notes payable	628	571	590
Gain on sale of technology investments	—	—	(623)
Gain on sale of properties, including land	—	(2,929)	—
Interest on notes receivable — affiliates	(437)	(3,688)	(4,112)
Net change in operating accounts	61	(3,026)	(13,113)

Net cash from operating activities	$217,688	$216,958	$223,106

Cash flows from investing activities
Acquisition of operating properties	$—	$—	$(83,031)
Development and capital improvements	(72,779)	(199,269)	(417,789)
Proceeds from sales of properties, including land and discontinued operations	28,078	123,513	171,757
Proceeds from partial sales of assets to joint ventures	—	52,509	—
Investments in joint ventures	(23,159)	(10,444)	(6,015)
Distributions of investments from joint ventures	162	1,058	6,525
Issuance of notes receivable — other	—	—	(8,710)
Payments received on notes receivable — other	8,710	2,855	1,000
Increase in notes receivable — affiliates	(7,332)	(3,487)	(3,154)
Other	(3,196)	(4,109)	(7,381)

Net cash from investing activities	$(69,516)	$(37,374)	$(346,798)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from financing activities
Proceeds from issuance of common shares	$272,112	$—	$—
Proceeds from notes payable	440,840	385,927	807,990
Repayment of notes payable	(503,705)	(379,213)	(213,376)
Net (decrease) increase in unsecured line of credit and short-term borrowings	(145,000)	30,000	(91,000)
Distributions to common shareholders, perpetual preferred units, and noncontrolling interests	(152,687)	(172,332)	(178,142)
Common share options exercised	619	1,729	3,795
Repurchase of common shares and units	(21)	(33,133)	(200,467)
Payment of deferred financing costs	(5,124)	(4,321)	(5,113)
Repayment of notes receivable secured by common shares	208	1,679	190
Net decrease (increase) in accounts receivable — affiliates	909	(929)	(1,452)
Other	426	(2,481)	1,130

Net cash from financing activities	$(91,423)	$(173,074)	$123,555

Net increase (decrease) in cash and cash equivalents	56,749	6,510	(137)
Cash and cash equivalents, beginning of year	7,407	897	1,034

Cash and cash equivalents, end of year	$64,156	$7,407	$897

Supplemental information
Cash paid for interest, net of interest capitalized	$134,266	$136,172	$114,531
Cash paid for income taxes	1,654	1,651	2,555
Supplemental schedule of non-cash investing and financing activities
Distributions declared but not paid	$33,025	$42,937	$42,693
Accrual associated with construction and capital expenditures	5,189	24,167	40
Conversion of operating partnership units to common shares	3,753	15,793	11,638
Debt disposed of through disposition	—	14,010	—
Value of shares issued under benefit plans, net of cancellations	6,653	10,766	15,381
Contribution of real estate assets to joint ventures	—	10,523	—
Noncontrolling interests issued in connection with real estate contribution	—	—	532
Conversion of mezzanine notes to joint venture equity	18,496	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2009, we owned interests in, operated, or were developing 185 multifamily properties comprising 63,658 apartment homes across the United States. We had 372 apartment homes under development at two of our multifamily properties, including 119 apartment homes at one multifamily property owned through a nonconsolidated joint venture and 253 apartment homes at one multifamily property owned through a consolidated joint venture, in which we own an interest. In addition, we own other land parcels we may develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us.
Upon the January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Consolidation Topic of the Accounting Standards Codification (the “Codification”), we reclassified minority interest balances relating to (i) the common units in Camden Operating, L.P., Oasis Martinique, LLC, and Camden Summit Partnership, L.P. and (ii) other minority interests in a consolidated real estate joint venture into our consolidated equity accounts and these are now classified as noncontrolling interests. The noncontrolling interests totaled approximately $78.6 million and $89.9 million at December 31, 2009 and 2008, respectively. Additionally, income allocated to noncontrolling interests and perpetual preferred units are now reflected below the caption “net income (loss)” in the consolidated statements of income and comprehensive income. The balance relating to cumulative redeemable perpetual preferred units in Camden Operating, L.P. of approximately $97.9 million remains classified between liability and equity pursuant to guidance in the Distinguishing Liabilities from Equity Topic of the Codification. See Note 16, “Noncontrolling Interests,” for further disclosure requirements of noncontrolling interests.
Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land, and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations that maximize inputs from a marketplace participant’s perspective. In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all scheduled amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled amounts due with respect to these mezzanine loans, current market conditions with respect to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.
The value of our properties under development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to, among other factors, the judgment and assumptions applied in the impairment analyses and the fact limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.
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
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. The majority of cash and cash equivalents are maintained with several major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, the Company regularly monitors the financial stability of these financial institutions and believes that we are not exposed to any significant default risk.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on our weighted average unsecured interest rate. Most transaction and restructuring costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $10.3 million, $17.7 million, and $22.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Capitalized real estate taxes were approximately $1.9 million, $3.4 million, and $3.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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
Derivative Financial Instruments. Derivative financial instruments are recorded in the balance sheet at fair value and we do not apply master netting; as such all derivatives are reflected at gross value in the balance sheet. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Discontinued Operations. A property is classified as a discontinued operation when (i) the operations and cash flows of the property can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the property has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the property after the disposal transactions. Significant judgments are involved in determining whether a property meets the criteria for discontinued operations reporting and the period in which these criteria are met. A property is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond our control. Upon being classified as held for sale, the recoverability of the carrying value is assessed.
The results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties is also classified as discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income (loss) of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. All sources of income, including from interest and fee and asset management, are recognized as earned. Seven of our properties are subject to rent control. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.

Insurance. Our primary lines of insurance coverage are property, general liability, and health and workers’ compensation. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 11, “Share-Based Compensation and Benefit Plans.” Deferred financing costs are amortized over the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which range from three to ten years.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our multifamily communities has similar economic characteristics, residents, amenities, and services, our multifamily communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 98%, 98%, and 97% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for the years ended December 31, 2009, 2008, and 2007, respectively.
Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits, and escrowed amounts related to our development activities. Substantially all restricted cash is invested in demand and short-term instruments.
Share-Based Compensation. Compensation expense associated with share-based awards is recognized in our consolidated statements of income and comprehensive income using the grant-date fair values. Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is estimated using the Black-Scholes valuation model. Valuation models require the input of assumptions, including judgments to estimate the expected stock price volatility, expected life, and forfeiture rate. The compensation cost for share-based awards is based on the market value of the shares on the date of grant.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, estimates related to the valuation of our investments in joint ventures and mezzanine financing, and estimates of expected losses of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Codification. Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the consolidated financial statements have been revised to conform to the Codification classification.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). We adopted ASU 2009-05 effective October 1, 2009 and the adoption did not have a material impact on our financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-16 will not have a material effect on our financial statements.
In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.
In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” The ASU clarifies when the stock portion of a distribution allows shareholders to elect to receive cash or stock, with a potential limitation on the total amount of cash which all shareholders could elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. We adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have an impact on our financial statements.
In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” The ASU clarifies the scope of Subtopic 810-10 applies to a subsidiary or group of assets considered to be a business or nonprofit activity, a subsidiary considered to be a business or nonprofit activity which is transferred to an equity method investee or joint venture, and an exchange of a group of assets considered to be a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 further clarifies the scope of Subtopic 810-10 does not apply to sales of in substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. For entities who have previously adopted the noncontrolling interests guidance included in Subtopic 810-10, ASU 2010 is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the noncontrolling interests guidance was adopted. As we adopted the noncontrolling interests guidance on January 1, 2009, we also adopted ASU 2010-02 effective January 1, 2009 and the adoption did not have an impact on our financial statements.
3. Share Data
Basic earnings per share are computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. On January 1, 2009, we adopted newly issued guidance in the Earnings Per Share Topic of the Codification relating to share-based payment transactions and participating securities and, as a result, our unvested share-based payment transactions are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation for the years ended December 31, 2009, 2008, and 2007, was approximately 4.9 million, 5.2 million, and 4.3 million, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Basic earnings per share calculation
Income (loss) from continuing operations attributable to common shareholders	$(69,028)	$(14,072)	$41,377
Amount allocated to participating securities	637	(329)	(934)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(68,391)	$(14,401)	$40,443
Income from discontinued operations, including gain on sale, attributable to common shareholders	18,228	85,045	107,080

Net income (loss) attributable to common shareholders, as adjusted — basic	$(50,163)	$70,644	$147,523

Income from continuing operations attributable to common shareholders, as adjusted — per share	$(1.09)	$(0.26)	$0.70
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	0.29	1.54	1.84

Net income (loss) attributable to common shareholders, as adjusted — per share	$(0.80)	$1.28	$2.54

Weighted average number of common shares outstanding	62,359	55,272	58,135

Diluted earnings per share calculation
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(68,391)	$(14,401)	$40,443
Income allocated to common units	—	—	27

Income (loss) from continuing operations attributable to common shareholders, as adjusted	(68,391)	(14,401)	40,470
Income from discontinued operations, including gain on sale, attributable to common shareholders	18,228	85,045	107,080

Net income (loss) attributable to common shareholders, as adjusted	$(50,163)	$70,644	$147,550

Income from continuing operations attributable to common shareholders, as adjusted — per share	$(1.09)	$(0.26)	$0.68
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	0.29	1.54	1.82

Net income (loss) attributable to common shareholders, as adjusted — per share	$(0.80)	$1.28	$2.50

Weighted average common shares outstanding	62,359	55,272	58,135
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	—	—	482
Common units	—	—	508

Weighted average common shares outstanding, as adjusted	62,359	55,272	59,125

In April 2007, our Board of Trust Managers approved a program to repurchase up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million through December 31, 2009. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2009.
In May 2009, we issued approximately 10.4 million common shares at $27.50 per share in a public equity offering.
We filed a shelf registration statement with the Securities and Exchange Commission during the three months ended June 30, 2009 which became automatically effective upon filing. We may use the shelf registration statement to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of December 31, 2009, we had approximately 77.0 million common shares and no preferred shares outstanding under our declaration of trust.

4. Operating Partnerships
At December 31, 2009, approximately 11% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has issued both common and preferred limited partnership units. As of December 31, 2009, we held 89.5% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising 1,125,565 units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.
Camden Operating has $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding which are recorded in the consolidated balance sheet at fair value less issuance costs. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units were redeemable beginning in December 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. There were no redemptions as of December 31, 2009. The preferred units are convertible beginning in 2013 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares. The Series B preferred units are subordinate to present and future debt.
We are the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising 621,258 units, are exchangeable into 471,535 of our common shares. Subsequent to December 31, 2009, 236,960 units were converted into 179,852 of our common shares.
At December 31, 2009, approximately 24% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (“the Camden Summit Partnership”). The Camden Summit Partnership has issued common limited partnership units. As of December 31, 2009, we held 93.7% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising 1,207,944 units, are primarily held by former officers, directors, and investors of Summit Properties Inc. (“Summit”), a company we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
5. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and state income taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2009, 2008 and 2007. These taxes are primarily for entity level taxes on certain ventures, state income taxes, and federal and state taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries. We do not believe we have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

The following table reconciles net income to REIT taxable income for the years ended December 31:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net income (loss)	$(44,203)	$82,025	$173,703
Less (income) loss attributable to noncontrolling interests	403	(4,052)	(18,246)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	(50,800)	70,973	148,457
Net (income) loss of taxable REIT subsidiaries included above	25,124	9,239	(3,449)

Net income (loss) from REIT operations	(25,676)	80,212	145,008
Book depreciation and amortization, including discontinued operations	178,607	175,162	164,978
Tax depreciation and amortization	(164,639)	(164,327)	(155,173)
Book/tax difference on gains/losses from capital transactions	(7,059)	826	(25,985)
Book/tax difference on impairment associated with land development activities	62,397	51,323	1,447
Book/tax difference on merger costs	(52)	(68)	(234)
Other book/tax differences, net	(24,136)	(15,342)	7,843

REIT taxable income	19,442	127,786	137,884
Dividends paid deduction	(128,507)	(151,346)	(144,604)

Dividends paid in excess of taxable income	$(109,065)	$(23,560)	$(6,720)

A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
	2009	2008	2007
Common Share Distributions
Ordinary income	$1.74	$1.34	$1.20
Long-term capital gain	0.25	0.91	1.18
Unrecaptured Sec. 1250 gain	0.06	0.55	0.38

Total	$2.05	$2.80	$2.76

Percentage of distributions representing tax preference items	3.94%	5.59%	7.15%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2009, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $16.0 million which expire in years 2019 to 2029. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized, no benefits of these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements exceeded the tax basis by approximately $964.5 million.
Income Tax Expense — Current. For the tax years ended December 31, 2009, 2008, and 2007, we had current income tax expense of approximately $1.0 million, $0.8 million, and $3.1 million, respectively, comprised mainly of state income taxes.
Income Tax Expense — Deferred. For the years ended December 31, 2009, 2008, and 2007, our deferred tax accounts were not significant.

6. Property Acquisitions, Dispositions, Assets Held for Sale, and Impairments
Acquisitions. In April 2007, we acquired Camden South Congress, a 253-apartment home community located in Austin, Texas for approximately $42.8 million and in June 2007, we acquired Camden Royal Palms, a 352-apartment home community located in Tampa, Florida for $41.1 million. Both properties were purchased using proceeds from our unsecured line of credit. The purchase prices of these properties were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. We did not acquire any operating properties in 2008 or 2009.
Discontinued Operations. For the years ended December 31, 2009, 2008, and 2007, income from discontinued operations included the results of operations of one operating property sold in 2009 through its sale date. For the years ended December 31, 2008 and 2007, income from discontinued operations also included the results of operations of eight operating properties sold during 2008 and ten operating properties sold during 2007 through their sale dates.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Property revenues	$2,408	$15,857	$41,693
Property expenses	1,067	7,782	20,182

	1,341	8,075	21,511
Interest	—	466	998
Depreciation and amortization	—	2,762	6,955

Income from discontinued operations	$1,341	$4,847	$13,558

Gain on sale of discontinued operations	$16,887	$80,198	$107,039

Dispositions. During the year ended December 31, 2009, we received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale to an unaffiliated third party of one operating property with a net book value of approximately $11.3 million, containing 671 apartment homes. During the year ended December 31, 2008, we received net proceeds of approximately $121.7 million and recognized gains of approximately $80.2 million from the sales of eight operating properties, containing 2,392 apartment homes, to unaffiliated third parties. During the year ended December 31, 2007, we received net proceeds of approximately $166.4 million and recognized gains of approximately $106.3 million from the sales of ten operating properties, containing 3,054 apartment homes, to unaffiliated third parties; additionally, we sold 0.9 acres of undeveloped land to an unrelated third party, receiving net proceeds of approximately $6.0 million and recognizing gains totaling approximately $0.7 million.
During the year ended December 31, 2008, we recognized a gain of approximately $1.1 million from the sale of land adjacent to our regional office in Las Vegas, Nevada. The gain on this sale was not included in discontinued operations as the operations and cash flows of this asset were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
Partial Sales and Dispositions to Joint Ventures included in Continuing Operations. In March 2008, we sold Camden Amber Oaks, a development community in Austin, Texas, to the Camden Multifamily Value Add Fund, L.P., (the “Fund”) for approximately $8.9 million. No gain or loss was recognized on the sale. Concurrent with the transaction, we invested approximately $1.9 million in the Fund. In August 2008, we sold Camden South Congress to the Fund for approximately $44.2 million and recognized a gain of approximately $1.8 million on the sale. In conjunction with the transaction, we invested approximately $2.8 million in the Fund. The gain recognized from the partial sale is included in continuing operations as we retained a partial interest in the venture which owns the community.
There were no partial sales or dispositions to joint ventures for the years ended December 31, 2009 or 2007.
Assets held for Sale. We reclassified the undeveloped land parcels previously included in discontinued operations to continuing operations during December 31, 2009 as management made the decision not to sell these assets after an existing sales contract was terminated. As a result, we reclassified approximately $0.4 million and $0.3 million from discontinued operations to total property expenses for the years ended December 31, 2008 and 2007, respectively, in the consolidated statements of income and comprehensive income.
Impairment. The impairment associated with land development activities for the year ended December 31, 2009 includes approximately $72.2 million related to land holdings for eight projects we have put on hold for the foreseeable future. The impairment associated with land development activities for the year ended December 31, 2008 reflects impairments in the value of land holdings for several potential development projects we no longer plan to pursue, including approximately $48.6 million related to land holdings for five projects we no longer plan to develop, and approximately $1.6 million in the value of a land parcel held for future development. The impairment associated with land development activities for the year ended December 31, 2007 of approximately $1.4 million reflects impairment in the value of one potential development project we no longer plan to pursue. These impairment charges for land are the difference between each parcel’s estimated fair value and the carrying value, which includes pursuit and other costs.

7. Investments in Joint Ventures
As of December 31, 2009, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of December 31 (in millions):

	2009	2008
Total assets	$1,202.0	$1,210.7
Total third-party debt	980.9	984.2
Total equity	151.9	145.0

	2009	2008	2007
Total revenues	$137.3	$127.1	$113.7
Net income (loss)	(18.0)	(18.7)	(3.7)
Equity in income (loss) (1)	0.7	(1.3)	1.5

(1)	Equity in income (loss) excludes our ownership interest in transactions with our joint ventures.
The joint ventures listed above are accounted for using the equity method. The joint ventures in which we have an interest have been funded in part with secured third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $57.0 million, of five loans utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
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
In May 2009, a maturing $31.7 million construction loan was refinanced from a construction loan to a secured ten-year note in the principal amount of approximately $23.0 million by one of our joint ventures located in Houston, Texas. The note has a fixed annual interest rate of 5.325% with monthly payments of principal and interest due beginning on July 1, 2009. Concurrent with this transaction, each of the two joint venture partners made a mezzanine loan to the joint venture in the amount of $4.6 million, or $9.2 million in the aggregate, each of which has a 10% annual interest rate and matures on June 3, 2019. We had previously made a mezzanine loan to this joint venture of $9.2 million, which was converted into an additional equity interest (with a preference on distribution of cash flows over previously contributed equity) in the joint venture concurrently with the refinancing.
In August 2009, an $82.5 million third-party secured construction note, originally scheduled to mature in August 2009, was extended (as contractually allowed for in the loan agreement) to June 2010 by one of our joint ventures located in Orange County, California. Concurrent with this extension, the joint venture paid $29.3 million to reduce the note balance to $53.2 million. The payment was funded in two parts: (i) approximately $7.1 million was funded by capital from the joint venture partners contributed pro rata in accordance with their respective ownership percentages; and (ii) approximately $22.2 million was funded by us in exchange for an additional equity interest (with a preference on distribution of cash flows over previously contributed equity) in the joint venture.
In December 2009, a $35.9 million third-party secured construction note, originally scheduled to mature in December 2009, was extended (as contractually allowed for in the loan agreement) to December 2010 by one of our joint ventures located in Houston, Texas for a nominal extension fee. We had previously made a mezzanine loan to this joint venture of $9.3 million. Concurrent with the construction note extension, the mezzanine loan was converted into an additional common equity interest in the amount of $7.9 million (with a preference on distribution of cash flows over previously contributed equity) and the remaining $1.4 million was converted into an additional equity interest in the joint venture.

In the fourth quarter of 2009, we recognized an impairment of approximately $13.4 million of costs capitalized and exit costs associated with a land development joint venture we have put on hold for the foreseeable future. The impairment associated with land development activities for the year ended December 31, 2008 included approximately $1.1 million for costs capitalized for a potential joint venture development. There were not any impairments relating to joint venture land development activities for the year ended December 31, 2007.
Mezzanine loans we have made to affiliated joint ventures are recorded as “Notes receivable — affiliates” as discussed in Note 8, “Notes Receivable.”
We earn fees for property management, construction, development, and other services provided primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $8.0 million, $9.2 million, and $8.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
8. Notes Receivable
Notes receivable — affiliates. We have provided mezzanine construction financing, with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3%, to a fixed maximum rate of 12% per year, to certain of our joint ventures. During the year ended December 31, 2009, two mezzanine notes were converted into additional equity interests in the respective related joint ventures. Concurrent with one of the conversions to an equity interest, the joint venture received two separate mezzanine notes which were provided by each of its two joint venture partners. See further discussion of these transactions in Note 7, “Investments in Joint Ventures.” As of December 31, 2009 and 2008, the balance of “Notes receivable — affiliates” totaled $45.8 million and $58.1 million, respectively, on notes maturing through 2019. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at December 31, 2009.
At December 31, 2009, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $7.3 million.
Notes receivable — other. We have a mezzanine financing program under which from time to time we provide secured financing to third party owners of real estate properties. At December 31, 2008, an aggregate of approximately $8.7 million was outstanding on these loans. This amount, together with accrued interest, was paid in full during the three months ended March 31, 2009.
Notes receivable secured by common shares. In conjunction with our merger with Summit, we acquired employee notes receivable from former employees of Summit. At December 31, 2009 and 2008, the employee notes receivable had an outstanding balance of approximately $0.1 million and $0.3 million, respectively. As of December 31, 2009, there was one remaining employee note receivable which was 100% secured by our common shares and reported as a component of equity in our consolidated balance sheet.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2009	2008
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$145.0
$500 million term loan, due 2012	500.0	500.0

	500.0	645.0
Senior unsecured notes
$100.0 million 4.74% Notes, due 2009	—	81.9
$250.0 million 4.39% Notes, due 2010	55.3	150.4
$100.0 million 6.75% Notes, due 2010	57.8	79.9
$150.0 million 7.69% Notes, due 2011	87.9	149.8
$200.0 million 5.93% Notes, due 2012	189.4	199.6
$200.0 million 5.45% Notes, due 2013	199.4	199.3
$250.0 million 5.08% Notes, due 2015	249.0	248.9
$300.0 million 5.75% Notes, due 2017	246.1	246.0

	1,084.9	1,355.8
Medium-term notes
$15.0 million 7.63% Notes, due 2009	—	15.0
$25.0 million 4.64% Notes, due 2009	—	25.2
$10.0 million 4.90% Notes, due 2010	10.2	10.5
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	36.3	37.2

	61.0	102.4

Total unsecured notes payable	1,645.9	2,103.2

Secured notes
1.09% - 6.00% Conventional Mortgage Notes, due 2011 - 2019	937.8	686.6
1.71% Tax-exempt Mortgage Note, due 2028	41.5	42.6

	979.3	729.2

Total notes payable	$2,625.2	$2,832.4

Floating rate debt included in commercial bank indebtedness (0%)	$—	$145.0
Floating rate tax-exempt debt included in secured notes (1.71%)	41.5	42.6
Floating rate debt included in secured notes (1.09% - 3.50%)	186.9	180.9
Value of real estate assets, at cost, subject to secured notes	1,487.1	1,193.5
We have a $600 million unsecured credit facility which matures in January 2011. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2009, we had outstanding letters of credit totaling approximately $9.2 million, and had approximately $590.8 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we may borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. We expect such borrowings will vary in term and pricing and will typically be priced at interest rates below those available under the unsecured line of credit.

As part of the 2005 Summit merger, we assumed certain debt and recorded approximately $33.9 million as a fair value adjustment which is being amortized over the respective debt terms. As of December 31, 2009, approximately $1.5 million of the fair value adjustment remained unamortized, and substantially all of the remaining will be recorded as an adjustment to interest expense in 2010 and 2011. We recorded amortization of the fair value adjustment, which resulted in a decrease of interest expense, of approximately $2.3 million, $5.4 million, and $7.1 million during the years ended December 31, 2009, 2008, and 2007, respectively.
During the first quarter of 2009, we repurchased and retired $7.4 million of the principal amount of our $250 million 4.375% senior unsecured notes due 2010 from unrelated third parties for approximately $7.2 million.
On April 17, 2009, we, as guarantor, and five separate subsidiaries as borrowers entered into a $420 million secured credit facility agreement. The facility has a ten-year term with a fixed annual interest rate of 5.12% and monthly payments of interest only and matures on May 1, 2019. We have entered into standard nonrecourse carveout guarantees. The obligations of the borrowers under the credit agreement are secured by cross-collateralized first priority mortgages on 11 of our multifamily communities.
During the second quarter of 2009, we repurchased and retired approximately $317.6 million of certain series of unsecured and secured notes maturing between 2010 and 2012 from unrelated third parties for approximately $320.3 million. These transactions resulted in a net loss on early retirement of debt of approximately $2.7 million which includes a reduction for the write-off of applicable loan costs.
During the third quarter of 2009, we repaid the remaining amount of our $100 million, 4.74% senior unsecured notes maturing in 2009 for a total of approximately $81.9 million.
At December 31, 2009 and 2008, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.2% and 2.7%, respectively.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.6 years. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2009 are as follows:

(in millions)		Weighted Average
Year	Amount	Interest Rate
2010	$141.6	5.7%
2011	153.2	6.3
2012	761.9	5.4
2013	227.2	5.4
2014	10.1	6.0
2015 and thereafter	1,331.2	4.6

Total	$2,625.2	5.1%

In January 2010, we repaid the remaining principal amount of our $250 million, 4.39% senior unsecured notes for a total of approximately $55.3 million.
10. Derivative Instruments & Hedging Activities
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

Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $21.7 million will be reclassified to interest expense. During the years ended December 31, 2009 and 2008, derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No portion was ineffective during the years ended December 31, 2009, 2008, and 2007.
As of December 31, 2009, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$514.9 million
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
As of December 31, 2009, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31 (in millions):
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$41.1	Other Liabilities	$51.1
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$0.1	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31 (in millions).
Effect of Derivative Instruments

								Location of Gain or
								(Loss) Recognized
								in Income on
								Derivative
	Amount of Loss Recognized in			Location of Loss	Amount of (Gain) Loss			(Ineffective Portion
	Other Comprehensive Income			Reclassified from	Reclassified from Accumulated			and Amount
Derivatives in Cash	(“OCI”) on Derivative			Accumulated OCI	OCI into Income (Effective			Excluded from
Flow	(Effective Portion)			into Income	Portion)			Effectiveness
Hedging Relationships	2009	2008	2007	(Effective Portion)	2009	2008	2007	Testing)

Interest Rate Swaps	$12.3	$44.4	$15.8	Interest Expense	$22.2	$9.3	$(0.3)	Not applicable

Derivatives Not	Location of Gain	Amount of Gain Recognized in
Designated as Hedging	Recognized in Income	Income on Derivative
Instruments	on Derivative	2009	2008	2007

Interest Rate Cap	Other income	$—	$0.1	$—
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
At December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $43.1 million. As of December 31, 2009, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at December 31, 2009, or terminated these agreements, we would have been required to settle our obligations at their termination value of approximately $43.1 million.
11. Share-Based Compensation and Benefit Plans
Incentive Plan. During 2002, our Board of Trust Managers adopted, and our shareholders approved, the 2002 Share Incentive Plan of Camden Property Trust (the “2002 Share Plan”). Under the 2002 Share Plan, we may issue up to 10% of the total of (i) the number of our common shares outstanding as of the plan date, February 5, 2002, plus (ii) the number of our common shares reserved for issuance upon conversion of securities convertible into or exchangeable for our common shares, plus (iii) the number of our common shares held as treasury shares. Compensation awards eligible to be granted under the 2002 Share Plan include various forms of incentive awards, including incentive share options, non-qualified share options, and share awards. The class of eligible persons which can receive grants of incentive awards under the 2002 Share Plan consists of key employees, consultants, and non-employee trust managers as determined by the Compensation Committee of our Board of Trust Managers. The 2002 Share Plan does not have a termination date; however, no incentive share options will be granted under this plan after February 5, 2012.

Options. Options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2009 were exercised at prices ranging from $25.88 to $36.87 per option. At December 31, 2009, options outstanding were exercisable at prices ranging from $25.88 to $73.32 per share and had a weighted average remaining contractual life of approximately 5.8 years.
The total intrinsic value of options exercised was approximately $0.1 million, $0.5 million, and $2.8 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was approximately $2.4 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next five years.
The following table summarizes share options outstanding and exercisable at December 31, 2009:

	Outstanding Options (1)		Exercisable Options (1)
Range of		Weighted		Weighted	Remaining
Exercise		Average		Average	Contractual
Prices	Number	Price	Number	Price	Life
$25.88-$41.91	742,017	$31.88	252,508	$35.40	6.9
$42.90-$44.00	472,200	43.23	472,200	43.23	3.6
$45.53-$73.32	736,398	49.60	430,116	50.72	6.2

Total options	1,950,615	$41.32	1,154,824	$44.31	5.8

(1)
The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2009 are $7.8 million and $1.8 million, respectively. The aggregate intrinsic values were both calculated as the excess, if any, between the Company’s closing share price of $42.37 per share on December 31, 2009 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. The weighted average fair value of options granted was $3.06, $5.06, and $11.04 per option in 2009, 2008, and 2007, respectively. We estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.
The following assumptions were used for options granted during each respective period:

	Year Ended
	December 31,
	2009	2008	2007

Expected volatility	33.0%	20.5%	17.1%
Risk-free interest rate	2.6%	3.6%	4.6%
Expected dividend yield	9.3%	5.8%	3.7%
Expected life (in years)	7	7	6
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
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At December 31, 2009, the unamortized value of previously issued unvested share awards was approximately $19.3 million. This amount will be amortized into earnings over the next five years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was approximately $10.2 million, $8.8 million, and $8.1 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $8.7 million, $7.3 million, and $6.5 million for 2009, 2008, and 2007, respectively. Total capitalized compensation cost for option and share awards was approximately $1.7 million, $2.6 million, and $2.3 million for 2009, 2008 and 2007, respectively.

The following table summarizes activity under our Share Incentive Plans for the three years ended December 31:

	Options and Share Awards
	Shares
	Available		Weighted		Weighted		Weighted
	for		Average		Average		Average
	Issuance	2009	2009 Price	2008	2008 Price	2007	2007 Price
Balance at January 1	2,370,310	4,125,312	$41.37	3,507,947	$39.99	3,452,711	$38.25

Options
Granted	(489,509)	489,509	30.06	444,264	48.02	—	—
Exercised	—	(18,521)	33.45	(44,950)	38.21	(123,708)	37.62
Forfeited	23,058	(33,303)	43.37	(12,954)	48.02	(9,822)	35.72

Net options	(466,451)	437,685		386,360		(133,530)

Share awards
Granted	(329,018)	329,018	30.11	267,450	48.23	253,836	77.22
Forfeited	65,258	(65,258)	51.06	(36,445)	58.10	(65,070)	64.49

Net share awards	(263,760)	263,760		231,005		188,766

Balance at December 31	1,640,099	4,826,757	$39.00	4,125,312	$41.37	3,507,947	$39.99

Exercisable options at December 31		1,154,824	$44.31	1,105,217	$43.76	1,083,501	$43.42
Vested share awards at December 31		2,180,829	$37.49	1,991,937	$36.16	1,836,045	$34.28
Employee Share Purchase Plan (“ESPP”). We have established an ESPP for all active employees and officers who have completed one year of continuous service. Participants may elect to purchase our common shares through payroll deductions and/or through semi-annual contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents certain information related to our ESPP:

	2009	2008	2007
Shares purchased	34,649	25,939	20,534
Weighted average fair value of shares purchased	$35.68	$37.81	$59.98
Expense recorded (in millions)	$0.4	$0.1	$0.2
In January 2010, approximately 18,957 shares were purchased under the ESPP related to the 2009 plan year.
Rabbi Trust. We established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency. The rabbi trust is in use only for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005.
The assets of the rabbi trust are consolidated into our financial statements based on GAAP. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2009, 2008, and 2007, approximately 2.1 million share awards were held in the rabbi trust. Additionally, as of December 31, 2009, 2008, and 2007, the rabbi trust was holding trading securities totaling approximately $61.7 million, $50.2 million, and $76.4 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the fair value of the liability due to participants is adjusted accordingly.

At December 31, 2009, 2008, and 2007, approximately $34.7 million, $35.0 million, and $34.9 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2009, 2008, and 2007, approximately 0.5 million, 0.7 million, and 0.5 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2009, 2008, and 2007, the Plan was holding trading securities totaling approximately $12.1 million, $18.1 million, and $20.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the fair value of the liability due to participants is adjusted accordingly.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contributions made for the years ended December 31, 2009, 2008, and 2007 were approximately $1.3 million, $1.4 million, and $1.2 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
12. Fair Value Measurements
The following table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets we have the ability to access for identical assets or liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 which are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. To estimate fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is estimated using present value or other techniques appropriate for a particular financial instrument giving consideration to a marketplace participant’s perspective. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Deferred compensation plan investments	$49.7	$—	$—	$49.7
Derivative financial instruments	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$41.1	$—	$41.1
Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets.
Derivative financial instruments. We enter into derivative financial instruments, specifically interest rate swaps and caps, for non-trading purposes. We use interest rate swaps and caps to manage interest rate risk arising from interest payments associated with floating rate debt. Through December 31, 2009, we had derivative financial instruments designated and qualifying as cash flow hedges. Derivative contracts with positive net fair values are recorded in other assets. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Effective January 1, 2009, we adopted the provisions of the Fair Value Measurements and Disclosures Topic of the Codification relating to our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, which primarily relates to impairment of long-lived assets or investments. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
(in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Properties under development, including land	$—	$—	$37.7	$37.7
Investments in joint ventures	—	—	—	—
During the quarter ended December 31, 2009, we recognized a $72.2 million impairment charge to the previous carrying value of $109.9 million for land holdings for eight future projects we have put on hold for the foreseeable future. Additionally, we recognized a $13.4 million impairment charge relating to a land development joint venture we have put on hold for the foreseeable future. This development joint venture had a previous carrying value of approximately $8.9 million. The impairment also included exit costs associated with this joint venture. The estimates of fair value were based on what we believe to be marketplace participant expectations, and consider, among other things, the highest and best use of the land (for example, as a multifamily development, or single-family townhome construction), estimated timeframe and current estimates of construction and development costs, estimates of expected market rents and expenses upon completion of development, expected lease-up periods, and expected net operating income (or yield) that a marketplace participant would expect to receive from the developed project. We utilized opinions of value from third-parties to supplement our estimates. There were no significant market-based transactions that have occurred during the previous twelve months for the land parcels that were analyzed.
Other Fair Value Disclosures. As of December 31, 2009 and 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, liabilities under deferred compensation plans, accounts payable, accrued expenses and other liabilities, and distributions payable were at amounts which reasonably approximated their fair value.
In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. In instances where market conditions are not available, we follow the guidance of the Fair Value Measurements and Disclosures Topic of the Codification to estimate fair value in a non-active market. The following table presents the carrying and fair value of our notes receivable and notes payable for the years ended December 31 (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Notes receivable — affiliates	$45.8	$46.1	$58.1	$58.1
Fixed rate notes payable (1)	2,396.8	2,380.9	2,467.3	2,163.8
Floating rate notes payable (2)	228.4	189.4	365.1	359.0

(1)	Includes a $500 million term loan entered into in 2007 and $14.9 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps.

(2)	Includes balances outstanding under our unsecured line of credit.

13. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Decrease (increase) in assets:
Other assets, net	$10,808	$(4,350)	$9,956

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(10,511)	(568)	(19,657)
Accrued real estate taxes	(64)	486	1,855
Other liabilities	(172)	1,406	(5,267)

Change in operating accounts	$61	$(3,026)	$(13,113)

14. Commitments and Contingencies
Construction Contracts. As of December 31, 2009, we were obligated for approximately $9.5 million of additional construction and development expenditures for one development project owned by a consolidated joint venture. Substantially all of the remaining expenditures for this project are expected to be funded from an existing construction loan.
Litigation. In September 2007, the Equal Rights Center (the “ERC”) filed a lawsuit against us and one of our wholly-owned subsidiaries in the United States District Court for the District of Maryland. The suit alleged various violations of the Fair Housing Act and the Americans with Disabilities Act by us in the design, construction, control, management, and/or ownership of various multifamily properties. On September 14, 2009, we entered into a consent decree agreement with the ERC to fully and finally resolve the lawsuit. Pursuant to this consent decree agreement, we agreed to make a one-time payment to the ERC. We previously accrued and reserved the costs related to the settlement. We also agreed to participate in an educational, training, and consulting program administered by the ERC, and to survey approximately 6,500 of our apartment homes to determine compliance with applicable accessibility requirements and to make improvements to the surveyed apartment homes as necessary. The survey and remediation process will extend over a period of approximately four years, and the participation in the educational and training program will extend over a period of ten years. Based on preliminary investigations, the estimated cost of capital improvements to the surveyed apartment homes to meet accessibility requirements is not expected to be material.
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
Lease Commitments. At December 31, 2009, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $3.0 million for all periods presented. Minimum annual rental commitments for the years ending December 31, 2010 through 2014 are approximately $2.5 million, $2.4 million, $2.0 million, $1.9 million, and $1.8 million, respectively, and approximately $1.7 million in the aggregate thereafter.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture. Investments in joint ventures are not limited to a specified percentage of our assets. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion is limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.
We have discretionary investment vehicles (the “Funds”) to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the Funds for development. The Funds will serve, until the earlier of (i) December 31, 2011 or (ii) such time as 90% of the Funds’ committed capital is invested, as the exclusive vehicles through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Funds, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor, and transactions approved by the Funds’ advisory board. The Funds will not restrict our development activities and will terminate on December 31, 2015, subject to two one-year extensions. We are currently targeting acquisitions for the Funds where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities, or improved property operations. One of our wholly-owned subsidiaries is the general partner of each of the Funds, and we have committed 20% of the total equity of each of the Funds, up to $75 million in the aggregate. We have received commitments to each of the Funds from an unaffiliated investor of $150 million and on December 31, 2008 the Funds were closed to additional investors. As of December 31, 2009, we had made capital contributions of approximately $5.9 million to one of the Funds.
Employment Agreements. At December 31, 2009, we had employment agreements with ten of our senior officers, the terms of which expire at various times through August 20, 2010. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of seven of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Postretirement Benefits
We maintain a postretirement benefit for two former officers of Summit, who also serve on our Board of Trust Managers. Benefits received by these former employees include medical benefits and office space. Participants in the postretirement plan contribute to the cost of the medical benefits. Our contribution for medical benefits is limited to amounts between $450 and $900 per month per participant and dependents. We contributed approximately $0.2 million for office space during the year ended December 31, 2009 and expect to contribute $0.2 million for office space in 2010. For measurement purposes, a 10% rate of increase in the per capita cost of covered health care claims were assumed; the rate was assumed to decrease until 2015 at which point the annual rate would be 5.0% and remain at that level thereafter.

As of December 31, the status of our defined postretirement benefit plan, calculated using generally accepted actuarial principles and procedures, was as follows:

(in thousands)	2009	2008
Postretirement benefit obligation, beginning of year	$2,978	$3,162
Interest cost	181	182
Actuarial gain (1)	—	(160)
Benefits paid	(210)	(206)

Accumulated postretirement benefit obligation, end of year	$2,949	$2,978

(1)	Included in other comprehensive income in our Consolidated Statements of Income and Comprehensive Income.
The weighted average discount rate used to determine the value of accumulated postretirement benefit obligation for the years ended December 31, 2009 and 2008 was 6.29%. As of December 31, 2009, we had accrued for the approximate $2.9 million postretirement liabilities in other liabilities in our consolidated balance sheets.
The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

(in thousands)	Estimated Benefit
Year Beginning January 1	Payment
2010	$216
2011	215
2012	220
2013	224
2014	229
2015-2019	1,213

Total	$2,317

The estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
A 1% increase or decrease in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement benefit costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.3 million.
16. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for each of the years ended December 31:

	2009	2008	2007
Net income (loss) attributable to common shareholders	$(50,800)	$70,973	$148,457
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	3,761	15,553	11,476
Increase in equity from purchase of noncontrolling interests	647	—	—

Change in common equity and net transfers from noncontrolling interests	$(46,392)	$86,526	$159,933

17. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 6, “Property Acquisitions, Dispositions, Assets Held for Sale, and Impairments,” for the years ended December 31, 2009 and 2008, is as follows:

(in thousands, except per share amounts)	First	Second	Third		Fourth		Total(a)
2009:
Revenues	$157,032	$157,457	$156,374		$153,063		$623,926
Net income attributable to common shareholders	6,234	18,315	3,937		(79,286)		(50,800)
Net income attributable to common shareholders per share — basic	0.11	0.30	0.06		(1.19)	(c)	(0.80)
Net income attributable to common shareholders per share — diluted	0.11	0.30	0.06		(1.19)	(c)	(0.80)

2008:
Revenues	$151,464	$155,527	$159,383		$157,642		$624,016
Net income attributable to common shareholders	14,915	17,294	73,673		(34,909)		70,973
Net income attributable to common shareholders per share — basic	0.27	0.31	1.32	(b)	(0.63)	(d)	1.28
Net income attributable to common shareholders per share — diluted	0.27	0.31	1.30	(b)	(0.63)	(d)	1.28

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $65,599, or $1.18 basic and $1.17 diluted per share, impact related to the gain on sale of discontinued operations

(c)	Includes an $85,614, or $1.24 for both basic and diluted per share, impact related to the impairment associated with land development activities.

(d)	Includes a $51,323, or $0.93 for both basic and diluted per share, impact related to the impairment associated with land development activities.

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Current communities:

Camden Ashburn Farm	4,835	22,604	505	4,835	23,109	27,944	3,623	24,321		2005
Camden Aventura	12,185	47,616	1,778	12,185	49,394	61,579	7,517	54,062	35,863	2005
Camden Ballantyne	4,503	30,250	894	4,503	31,144	35,647	4,854	30,793	26,025	2005
Camden Bay	7,450	63,283	3,444	7,450	66,727	74,177	17,782	56,395		1998/2002
Camden Bay Pointe	1,296	10,394	4,744	1,296	15,138	16,434	8,829	7,605		1997
Camden Bayside	3,726	28,689	9,430	3,726	38,119	41,845	19,486	22,359		1997
Camden Baytown	520	13,071	1,242	520	14,313	14,833	5,286	9,547		1999
Camden Bel Air	3,594	31,221	3,570	3,594	34,791	38,385	15,182	23,203		1998
Camden Breakers	1,055	13,024	2,992	1,055	16,016	17,071	6,967	10,104		1996
Camden Breeze	2,894	15,828	2,740	2,894	18,568	21,462	7,916	13,546		1998
Camden Brickell	14,621	57,031	1,779	14,621	58,810	73,431	9,532	63,899		2005
Camden Brookwood	7,174	31,984	813	7,174	32,797	39,971	5,533	34,438	22,624	2005
Camden Buckingham	2,704	21,251	1,872	2,704	23,123	25,827	8,713	17,114		1997
Camden Caley	2,047	17,445	1,042	2,047	18,487	20,534	6,142	14,392	15,351	2000
Camden Canyon	1,802	11,666	4,419	1,802	16,085	17,887	6,202	11,685		1998
Camden Cedar Hills	2,684	20,931	5	2,684	20,936	23,620	1,605	22,015		2008
Camden Centennial	3,123	13,051	2,378	3,123	15,429	18,552	6,393	12,159		1995
Camden Centre	172	1,166	189	172	1,355	1,527	607	920		1998
Camden Centreport	1,613	12,644	1,469	1,613	14,113	15,726	5,393	10,333		1997
Camden Cimarron	2,231	14,092	1,981	2,231	16,073	18,304	7,281	11,023		1997
Camden Citrus Park	1,144	6,045	2,914	1,144	8,959	10,103	5,243	4,860		1997
Camden City Centre	4,976	45,318	4	4,976	45,322	50,298	4,481	45,817	33,795	2007
Camden Clearbrook	2,384	44,017	6	2,384	44,023	46,407	5,027	41,380		2007
Camden Club	4,453	29,811	5,392	4,453	35,203	39,656	17,540	22,116		1998
Camden Commons	2,476	20,073	3,870	2,476	23,943	26,419	12,009	14,410		1998
Camden Copper Ridge	1,204	9,180	3,989	1,204	13,169	14,373	8,054	6,319		1993
Camden Copper Square	4,825	23,672	1,341	4,825	25,013	29,838	8,412	21,426		2000
Camden Cotton Mills	4,246	19,147	1,242	4,246	20,389	24,635	3,357	21,278		2005
Camden Cove	1,382	6,266	1,163	1,382	7,429	8,811	3,549	5,262		1998
Camden Creek	1,494	12,483	4,840	1,494	17,323	18,817	11,507	7,310		1993
Camden Crest	4,412	33,366	1,025	4,412	34,391	38,803	5,405	33,398		2005
Camden Crown Valley	9,381	54,210	1,226	9,381	55,436	64,817	15,209	49,608		2001
Camden Deerfield	4,895	21,922	808	4,895	22,730	27,625	3,825	23,800	19,220	2005
Camden Del Mar	4,404	35,264	12,844	4,404	48,108	52,512	18,519	33,993		1998
Camden Dilworth	516	16,633	4	516	16,637	17,153	2,323	14,830	13,073	2006
Camden Doral	10,260	40,416	759	10,260	41,175	51,435	6,339	45,096	28,200	2005
Camden Doral Villas	6,476	25,543	899	6,476	26,442	32,918	4,275	28,643		2005
Camden Dunwoody	5,290	23,642	1,045	5,290	24,687	29,977	3,964	26,013	21,168	2005
Camden Fair Lakes	15,515	104,223	1,882	15,515	106,105	121,620	15,441	106,179		2005
Camden Fairfax Corner	8,484	72,953	31	8,484	72,984	81,468	9,787	71,681		2006
Camden Fairview	1,283	7,223	956	1,283	8,179	9,462	1,540	7,922		2005

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Camden Fairways	3,969	15,543	8,344	3,969	23,887	27,856	10,118	17,738		1998
Camden Fallsgrove	9,408	43,647	433	9,408	44,080	53,488	6,847	46,641		2005
Camden Farmers Market	17,341	74,193	2,218	17,341	76,411	93,752	20,074	73,678	50,711	2001/2005
Camden Forest	970	7,209	1,989	970	9,198	10,168	4,860	5,308		1997
Camden Foxcroft	1,408	7,919	1,987	1,408	9,906	11,314	1,770	9,544	9,040	2005
Camden Gaines Ranch	5,094	37,100	1,398	5,094	38,498	43,592	5,361	38,231		2005
Camden Gardens	1,500	6,137	2,475	1,500	8,612	10,112	5,349	4,763		1994
Camden Glen Lakes	2,157	16,339	12,617	2,157	28,956	31,113	19,299	11,814		1993
Camden Governor’s Village	3,669	20,508	955	3,669	21,463	25,132	3,580	21,552	13,004	2005
Camden Grand Parc	7,688	35,900	557	7,688	36,457	44,145	5,533	38,612		2005
Camden Grandview	7,570	33,859	1,271	7,570	35,130	42,700	5,904	36,796		2005
Camden Greenway	16,916	43,933	3,260	16,916	47,193	64,109	16,856	47,253	52,359	1999
Camden Habersham	1,004	10,283	2,446	1,004	12,729	13,733	7,064	6,669		1997
Camden Harbor View	16,079	127,459	1,251	16,079	128,710	144,789	25,573	119,216	92,716	2003
Camden Highlands Ridge	2,612	34,726	2,776	2,612	37,502	40,114	12,893	27,221		1996
Camden Hills	853	7,834	1,181	853	9,015	9,868	4,120	5,748		1998
Camden Hunter’s Creek	4,156	20,925	808	4,156	21,733	25,889	3,561	22,328		2005
Camden Huntingdon	2,289	17,393	2,549	2,289	19,942	22,231	9,326	12,905		1995
Camden Interlocken	5,293	31,612	2,707	5,293	34,319	39,612	11,810	27,802	27,431	1999
Camden Lago Vista	3,497	29,623	49	3,497	29,672	33,169	5,661	27,508		2005
Camden Lake Pine	5,746	31,714	1,299	5,746	33,013	38,759	5,574	33,185	26,212	2005
Camden Lakes	3,106	22,746	7,776	3,106	30,522	33,628	18,337	15,291		1997
Camden Lakeside	1,171	7,395	3,103	1,171	10,498	11,669	5,869	5,800		1997
Camden Lakeway	3,915	34,129	3,075	3,915	37,204	41,119	14,078	27,041	29,267	1997
Camden Landings	1,045	6,434	3,031	1,045	9,465	10,510	5,545	4,965		1997
Camden Landsdowne	15,502	102,267	1,285	15,502	103,552	119,054	16,251	102,803		2005
Camden Largo Town Center	8,411	44,163	945	8,411	45,108	53,519	6,547	46,972		2005
Camden Las Olas	12,395	79,518	870	12,395	80,388	92,783	12,849	79,934		2005
Camden Laurel Ridge	915	4,338	2,146	915	6,484	7,399	3,854	3,545		1994
Camden Lee Vista	4,350	34,643	2,390	4,350	37,033	41,383	11,228	30,155		2000
Camden Legacy	4,068	26,612	3,067	4,068	29,679	33,747	12,551	21,196		1998
Camden Legacy Creek	2,052	12,896	1,584	2,052	14,480	16,532	5,951	10,581		1997
Camden Legacy Park	2,560	15,449	1,902	2,560	17,351	19,911	6,898	13,013	13,866	1997
Camden Legends	1,370	6,382	763	1,370	7,145	8,515	2,960	5,555		1998
Camden Live Oaks	6,428	39,127	10,522	6,428	49,649	56,077	22,045	34,032		1998
Camden Manor Park	2,535	47,159	10	2,535	47,169	49,704	7,020	42,684	29,675	2006
Camden Martinique	28,401	51,861	9,103	28,401	60,964	89,365	22,490	66,875	41,490	1998
Camden Midtown	4,583	18,026	1,903	4,583	19,929	24,512	7,207	17,305	28,058	1999
Camden Midtown Atlanta	6,196	33,828	1,472	6,196	35,300	41,496	5,927	35,569	20,565	2005
Camden Miramar	—	26,305	4,524	—	30,829	30,829	11,280	19,549		1994-2004
Camden Monument Place	9,030	54,164	8	9,030	54,172	63,202	5,106	58,096		2007
Camden Oak Crest	2,078	20,941	565	2,078	21,506	23,584	5,728	17,856	17,309	2003
Camden Oasis	2,409	13,745	4,392	2,409	18,137	20,546	10,615	9,931		1993
Camden Old Creek	20,360	71,777	69	20,360	71,846	92,206	7,827	84,379		2007

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Camden Orange Court	5,319	40,183	3	5,319	40,186	45,505	2,886	42,619		2008
Camden Overlook	4,591	25,563	2,049	4,591	27,612	32,203	4,698	27,505	20,383	2005
Camden Palisades	8,406	31,497	5,393	8,406	36,890	45,296	15,093	30,203		1998
Camden Park Commons	1,146	11,311	1,639	1,146	12,950	14,096	5,426	8,670		1997
Camden Peachtree City	6,536	29,063	1,118	6,536	30,181	36,717	5,156	31,561		2005
Camden Pinehurst	3,380	14,807	5,292	3,380	20,099	23,479	19,028	4,451		1997
Camden Pinnacle	1,640	12,287	2,099	1,640	14,386	16,026	6,023	10,003		1994
Camden Plantation	6,299	77,964	2,293	6,299	80,257	86,556	12,020	74,536		2005
Camden Pointe	2,058	14,879	1,814	2,058	16,693	18,751	6,618	12,133		1998
Camden Portofino	9,867	38,702	1,185	9,867	39,887	49,754	6,069	43,685		2005
Camden Potomac Yards	16,498	88,275	6	16,498	88,281	104,779	6,791	97,988		2008
Camden Preserve	1,206	16,258	1,967	1,206	18,225	19,431	7,538	11,893		1997
Camden Providence Lakes	2,020	14,855	4,188	2,020	19,043	21,063	4,913	16,150		2002
Camden Renaissance	4,144	39,594	2,838	4,144	42,432	46,576	13,449	33,127		1997
Camden Reserve	3,910	20,027	5,901	3,910	25,928	29,838	12,776	17,062		1997
Camden Reunion Park	3,302	18,457	910	3,302	19,367	22,669	3,281	19,388	19,961	2005
Camden Ridgecrest	1,008	12,720	2,083	1,008	14,803	15,811	6,862	8,949		1995
Camden River	5,386	24,025	1,975	5,386	26,000	31,386	4,339	27,047	21,614	2005
Camden Roosevelt	11,470	45,785	312	11,470	46,097	57,567	7,435	50,132		2005
Camden Royal Oaks	1,055	20,008	96	1,055	20,104	21,159	3,206	17,953		2006
Camden Royal Palms	2,147	38,339	454	2,147	38,793	40,940	3,379	37,561		2007
Camden Russett	13,460	61,837	1,237	13,460	63,074	76,534	9,648	66,886	45,063	2005
Camden San Paloma	6,480	23,045	2,143	6,480	25,188	31,668	6,341	25,327		2002
Camden Sea Palms	4,336	9,930	1,886	4,336	11,816	16,152	4,763	11,389		1998
Camden Sedgebrook	5,266	29,211	802	5,266	30,013	35,279	4,961	30,318	21,306	2005
Camden Shiloh	4,181	18,798	772	4,181	19,570	23,751	3,494	20,257	10,576	2005
Camden Sierra at Otay	10,585	49,781	722	10,585	50,503	61,088	10,621	50,467		2003
Camden Silo Creek	9,707	45,144	378	9,707	45,522	55,229	7,011	48,218		2005
Camden Simsbury	1,152	6,499	314	1,152	6,813	7,965	1,110	6,855		2005
Camden South End Square	6,625	29,175	848	6,625	30,023	36,648	4,949	31,699		2005
Camden Springs	1,520	8,300	3,278	1,520	11,578	13,098	8,154	4,944		1994
Camden St. Clair	7,526	27,486	1,173	7,526	28,659	36,185	4,545	31,640	21,646	2005
Camden Steeplechase	1,089	5,190	4,100	1,089	9,290	10,379	6,382	3,997		1994
Camden Stockbridge	5,071	22,693	817	5,071	23,510	28,581	4,162	24,419	14,332	2005
Camden Stonebridge	1,016	7,137	2,150	1,016	9,287	10,303	4,826	5,477		1993
Camden Stonecrest	3,954	22,021	592	3,954	22,613	26,567	3,746	22,821	17,530	2005
Camden Stoneleigh	3,498	31,285	966	3,498	32,251	35,749	3,932	31,817		2006
Camden Summerfield	14,659	48,257	—	14,659	48,257	62,916	3,844	59,072		2008
Camden Sweetwater	4,395	19,664	1,000	4,395	20,664	25,059	3,603	21,456		2005
Camden Touchstone	1,203	6,772	1,672	1,203	8,444	9,647	1,617	8,030		2005
Camden Tuscany	3,330	36,466	452	3,330	36,918	40,248	7,598	32,650		2003
Camden Valley Creek	1,529	9,543	4,910	1,529	14,453	15,982	8,780	7,202		1994
Camden Valley Park	3,096	14,667	10,726	3,096	25,393	28,489	15,470	13,019		1994
Camden Valley Ridge	1,609	9,814	4,217	1,609	14,031	15,640	8,078	7,562		1994

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Camden Valleybrook	7,340	39,139	737	7,340	39,876	47,216	6,514	40,702		2005
Camden Vanderbilt	16,076	44,918	12,066	16,076	56,984	73,060	23,189	49,871	73,165	1994/1997
Camden Vineyards	4,367	28,494	705	4,367	29,199	33,566	7,114	26,452		2002
Camden Vintage	3,641	19,255	3,675	3,641	22,930	26,571	10,450	16,121		1998
Camden Vista Valley	2,318	17,014	4,243	2,318	21,257	23,575	11,200	12,375		1998
Camden Westshore	1,734	10,819	5,000	1,734	15,819	17,553	7,861	9,692		1997
Camden Westview	1,031	7,932	3,231	1,031	11,163	12,194	7,065	5,129		1993
Camden Westwind	26,774	68,260	48	26,774	68,308	95,082	10,062	85,020		2006
Camden Westwood	4,567	24,548	899	4,567	25,447	30,014	4,271	25,743	19,907	2005
Camden Whispering Oaks	1,188	26,233	4	1,188	26,237	27,425	1,893	25,532		2008
Camden Woods	2,693	19,930	6,566	2,693	26,496	29,189	13,562	15,627		1999
Camden World Gateway	5,785	51,821	1,124	5,785	52,945	58,730	7,433	51,297		2005

Total Current communities:	736,017	4,092,086	337,669	736,017	4,429,755	5,165,772	1,145,180	4,020,592	952,505

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Lease-up & development communities:

Camden Dulles Station	10,807	61,484	4	10,807	61,488	72,295	3,628	68,667		2008
Camden Travis Street	1,780	27,764	—	1,780	27,764	29,544	176	29,368	26,768	2010

Total Lease-up development communities:	12,587	89,248	4	12,587	89,252	101,839	3,804	98,035	26,768

Development communities:
5400 Lamar Acreage		4,278	—		4,278	4,278	—	4,278		N/A
Camden Amber Oaks Phase II		1,793	—		1,793	1,793	—	1,793		N/A
Camden Boca Raton		4,565			4,565	4,565	—	4,565		N/A
Camden Celebration		16,576	—		16,576	16,576	—	16,576		N/A
Camden City Centre II		5,096	—		5,096	5,096	—	5,096		N/A
Camden Countryway		17,691	—		17,691	17,691	1	17,690		N/A
Camden Deer Springs		4,194	—		4,194	4,194	—	4,194		N/A
Camden Farmer’s Market Phase III/IV		6,510	—		6,510	6,510	1	6,509		N/A
Camden Farmer’s Market Townhomes I/II		2,078			2,078	2,078	—	2,078		N/A
Camden Highlands		6,934	—		6,934	6,934	66	6,868		N/A
Camden Lake Nona		24,030	—		24,030	24,030	—	24,030		N/A
Camden Lincoln Station		4,653	—		4,653	4,653	—	4,653		N/A
Camden McGowen Station		6,063	—		6,063	6,063	—	6,063		N/A
Camden Montague		3,577	—		3,577	3,577	2	3,575		N/A
Camden NOMA		27,017	—		27,017	27,017	1	27,016		N/A
Camden NOMA II		17,331	—		17,331	17,331	—	17,331		N/A
Camden Royal Oaks II		4,267	—		4,267	4,267	1	4,266		N/A
Camden Selma & Vine		17,291	—		17,291	17,291	—	17,291		N/A
Camden South Capital		9,090	—		9,090	9,090	—	9,090		N/A
Camden Summerfield II		4,582	—		4,582	4,582	—	4,582		N/A
Camden Whispering Oaks II		4,428	—		4,428	4,428	—	4,428		N/A

Total Development communities:	—	192,044	—	—	192,044	192,044	72	191,972	—

Corporate	—	1,971	—	—	1,971	1,971	—	1,971	—

TOTAL	$748,604	$4,375,349	$337,673	$748,604	$4,713,022	$5,461,626	$1,149,056	$4,312,570	$979,273

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2009
(in thousands)
The changes in total real estate assets for the years ended December 31:

	2009	2008	2007
Balance, beginning of period	$5,455,834	$5,493,684	$5,099,459
Additions during period:
Acquisition — Other	—	—	83,290
Development	36,495	122,088	333,412
Improvements	35,377	46,465	89,698
Classification from held for sale	9,518	15,783
Deductions during period:
Cost of real estate sold — Other	(3,345)	(52,183)	(5,313)
Impairment	(72,253)	(50,190)	(1,447)
Classification to held for sale	—	(119,813)	(105,415)

Balance, end of period	$5,461,626	$5,455,834	$5,493,684

The changes in accumulated depreciation for the years ended December 31:

	2009	2008	2007
Balance, Beginning of period	$981,049	$868,074	$762,011
Depreciation	170,480	168,006	154,051
Real Estate sold	—	(1,845)	—
Real Estate disposed	(2,473)	(3,053)	(1,502)
Transferred to held for sale	—	(54,684)	(46,486)
Transferred from held for sale	—	4,551	—

Balance, end of period	$1,149,056	$981,049	$868,074

The aggregate cost for federal income tax purposes at December 31, 2009 was $4.6 billion.

Schedule IV
CAMDEN PROPERTY TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2009

($ in thousands)				Face amount of	Carry amount of
Description	Interest rate	Final maturity date	Periodic payment terms	mortgages	mortgages (a)
Apartments
Second Mortgages
Los Angeles/Orange County, California	12.00%	June 2010	Interest Only	$20,847	$20,847
Houston, Texas	10.00%	June 2019	Interest Only	4,582	4,582
Washington DC Metro	12.00%	August 2010	Interest Only	9,509	9,509
Houston, Texas	Libor + 3.00%	April 2010	Interest Only	7,773	7,773

Undeveloped Land
First Mortgage
Houston, Texas	Libor + 3.00%	July 2011	Interest Only	3,136	3,136

Total				$45,847	$45,847

(a)	The aggregate cost at December 31, 2009 for federal income tax purposes was approximately $45,847.
Changes in mortgage loans for the years ended December 31 are summarized below.

	2009	2008	2007
Balance at beginning of year	$66,819	$61,923	$45,333
Additions:
Advances under real estate loans	7,870	8,693	17,590
Deductions:
Collections	10,346	3,797	1,000
Conversions to equity	18,496	—	—

Balance at end of year	$45,847	$66,819	$61,923