Form 10-Q
period 2010-03-31
CAMDEN PROPERTY TRUST
filed 2010-05-07
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

*	As of May 7, 2010, the registrant has not been phased in to the interactive data requirements.
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
On May 3, 2010, 65,848,542 common shares of the registrant were outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2010	2009
Assets
Real estate assets, at cost
Land	$748,604	$747,921
Buildings and improvements	4,527,523	4,512,124

	5,276,127	5,260,045
Accumulated depreciation	(1,191,604)	(1,149,056)

Net operating real estate assets	4,084,523	4,110,989
Properties under development, including land	196,371	201,581
Investments in joint ventures	42,994	43,542

Total real estate assets	4,323,888	4,356,112

Accounts receivable — affiliates	32,657	36,112
Notes receivable — affiliates	46,118	45,847
Other assets, net	92,983	102,114
Cash and cash equivalents	28,553	64,156
Restricted cash	3,680	3,658

Total assets	$4,527,879	$4,607,999

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,590,473	$1,645,926
Secured	980,188	979,273
Accounts payable and accrued expenses	69,858	74,420
Accrued real estate taxes	17,005	23,241
Distributions payable	33,403	33,025
Other liabilities	138,136	145,176

Total liabilities	2,829,063	2,901,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 80,567 and 79,543 issued; 77,793 and 76,996 outstanding, respectively	778	770
Additional paid-in capital	2,548,722	2,525,656
Distributions in excess of net income attributable to common shareholders	(520,798)	(492,571)
Notes receivable secured by common shares	(101)	(101)
Treasury shares, at cost (12,879 and 12,897 shares, respectively)	(461,517)	(462,188)
Accumulated other comprehensive loss	(42,093)	(41,155)

Total common equity	1,524,991	1,530,411
Noncontrolling interests	75,900	78,602

Total equity	1,600,891	1,609,013

Total liabilities and equity	$4,527,879	$4,607,999

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2010	2009
Property revenues
Rental revenues	$131,161	$136,500
Other property revenues	21,045	20,532

Total property revenues	152,206	157,032

Property expenses
Property operating and maintenance	44,613	42,304
Real estate taxes	18,445	18,601

Total property expenses	63,058	60,905

Non-property income
Fee and asset management	1,838	2,031
Interest and other income	3,045	735
Income (loss) on deferred compensation plans	3,482	(4,152)

Total non-property income (loss)	8,365	(1,386)

Other expenses
Property management	5,183	4,929
Fee and asset management	1,194	1,135
General and administrative	7,404	8,232
Interest	31,555	32,245
Depreciation and amortization	43,813	43,980
Amortization of deferred financing costs	726	817
Expense (benefit) on deferred compensation plans	3,482	(4,152)

Total other expenses	93,357	87,186

Gain on early retirement of debt	—	166
Equity in income (loss) of joint ventures	(105)	408

Income from continuing operations before income taxes	4,051	8,129
Income tax expense — current	(270)	(299)

Income from continuing operations	3,781	7,830
Income from discontinued operations	—	675

Net income	3,781	8,505
Less (income) loss allocated to noncontrolling interests from continuing operations	254	(521)
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Net income attributable to common shareholders	$2,285	$6,234

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2010	2009
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.03	$0.10
Income from discontinued operations, attributable to common shareholders	—	0.01

Net income attributable to common shareholders	$0.03	$0.11

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.03	$0.10
Income from discontinued operations, attributable to common shareholders	—	0.01

Net income attributable to common shareholders	$0.03	$0.11

Distributions declared per common share	$0.45	$0.70

Weighted average number of common shares outstanding	66,475	55,552
Weighted average number of common and common dilutive equivalent shares outstanding	68,169	56,047

Net income attributable to common shareholders
Income from continuing operations	$3,781	$7,830
Less (income) loss allocated to noncontrolling interests from continuing operations	254	(521)
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Income from continuing operations attributable to common shareholders	2,285	5,559
Income from discontinued operations attributable to common shareholders	—	675

Net income attributable to common shareholders	$2,285	$6,234

Condensed Consolidated Statements of Comprehensive Income:

Net income	$3,781	$8,505
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(6,817)	(2,936)
Reclassification of net losses on cash flow hedging activities	5,879	5,276

Comprehensive income	2,843	10,845
Less (income) loss allocated to noncontrolling interests from continuing operations	254	(521)
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Comprehensive income attributable to common shareholders	$1,347	$8,574

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	preferred units

January 1, 2010	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income (loss)			2,285				(254)	2,031	1,750
Other comprehensive income (loss)						(938)		(938)
Common shares issued	4	17,196						17,200
Net share awards	4	3,169						3,173
Employee stock purchase plan		(180)			671			491
Share awards placed into deferred plans	(2)	2						—
Common share options exercised		1,731						1,731
Conversions and redemptions of operating partnership units	2	1,148					(1,150)	—
Distributions to perpetual preferred units									(1,750)
Cash distributions to equity holders			(30,512)				(1,298)	(31,810)

March 31, 2010	$778	$2,548,722	$(520,798)	$(101)	$(461,517)	$(42,093)	$75,900	$1,600,891	$97,925

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
			Distributions
			in excess of	Notes
	Common		net income	receivable		Accumulated
	shares of	Additional	attributable	secured by		other			Perpetual
	beneficial	paid-in	to common	common	Treasury	comprehensive	Noncontrolling		preferred
(in thousands, except per share amounts)	interest	capital	shareholders	shares	shares	loss	interests	Total equity	units

January 1, 2009	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income			6,234				521	6,755	1,750
Other comprehensive income						2,340		2,340
Net share awards	3	2,752						2,755
Employee stock purchase plan		(79)			464			385
Repayment of notes receivable secured by common shares, net				4				4
Share awards placed into deferred plans	2	(2)						—
Common share options exercised		155						155
Conversions and redemptions of operating partnership units	1	1,763					(1,780)	(16)
Common shares repurchased					(6)			(6)
Purchase of noncontrolling interests		648					(748)	(100)
Distributions to perpetual preferred units									(1,750)
Cash distributions to equity holders			(39,406)				(2,124)	(41,530)

March 31, 2009	$666	$2,242,940	$(345,481)	$(291)	$(462,751)	$(48,716)	$85,731	$1,472,098	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$3,781	$8,505
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	43,507	43,060
Distributions of income from joint ventures	1,336	1,427
Equity in (income) loss of joint ventures	105	(408)
Interest from notes receivable — affiliates	(102)	(36)
Share-based compensation	3,130	2,160
Gain on early retirement of debt	—	(166)
Amortization of deferred financing costs	726	817
Accretion of discount on unsecured notes payable	127	142
Net change in operating accounts	(10,858)	(4,330)

Net cash from operating activities	$41,752	$51,171

Cash flows from investing activities
Development and capital improvements	$(11,063)	$(18,620)
Payments received on notes receivable — other	—	8,710
Increase in notes receivable — affiliates	(175)	—
Investments in joint ventures	(281)	(310)
Other	(176)	1,161

Net cash from investing activities	$(11,695)	$(9,059)

Cash flows from financing activities
Net increase in unsecured line of credit and short-term borrowings	$—	$96,000
Repayment of notes payable	(56,120)	(100,009)
Proceeds from notes payable	1,761	4,116
Proceeds from issuance of common shares	17,200	—
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(33,155)	(43,155)
Common share options exercised	894	—
Payment of deferred financing costs	(343)	(465)
Net decrease in accounts receivable — affiliates	3,455	917
Other	648	333

Net cash from financing activities	$(65,660)	$(42,263)

Net decrease in cash and cash equivalents	(35,603)	(151)
Cash and cash equivalents, beginning of period	64,156	7,407

Cash and cash equivalents, end of period	$28,553	$7,256

Supplemental information
Cash paid for interest, net of interest capitalized	$23,006	$27,955

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$33,403	$43,136
Value of shares issued under benefit plans, net of cancellations	13,709	7,779
Conversion of operating partnership units to common shares	1,150	1,756
Accrual associated with construction and capital expenditures	2,261	2,863
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2010, we owned interests in or operated 185 multifamily properties comprising 63,658 apartment homes across the United States. In addition, we own land parcels we may develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners or non-managing members, as the case may be, overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2009 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective. In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all scheduled amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all scheduled amounts due with respect to these mezzanine loans, current market conditions related to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.

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
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. We maintain the majority of our cash and cash equivalents at major financial institutions in the United States and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not exposed to any significant default risk.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $1.3 million for the three months ended March 31, 2010, and approximately $2.4 million for the three months ended March 31, 2009. Capitalized real estate taxes were approximately $0.3 million for the three months ended March 31, 2010, and approximately $0.6 million for the three months ended March 31, 2009.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment homes. We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated
Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets (in-place leases and above and below market leases)	underlying lease term

Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value and we do not apply master netting for financial reporting purposes. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. All sources of income, including from interest and fee and asset management income, are recognized as earned. Nine of our properties are subject to rent control. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which the properties operate, and the collection terms, there is no significant concentration of credit risk.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 96.9% and 98.3% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for the three months ended March 31, 2010 and 2009, respectively.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates of the useful lives of our assets, estimates related to the valuation of our investments in joint ventures and mezzanine financing, and estimates of expected losses of potential variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Recent Accounting Pronouncements. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based payment transactions are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation for the three months ended March 31, 2010, and 2009 was approximately 3.6 million and 4.8 million, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$2,285	$5,559
Amount allocated to participating securities	(40)	(76)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$2,245	$5,483
Income from discontinued operations attributable to common shareholders	—	675

Net income attributable to common shareholders, adjusted — basic	$2,245	$6,158

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.03	$0.10
Income from discontinued operations attributable to common shareholders — per share	—	0.01

Net income attributable to common shareholders, as adjusted — per share	$0.03	$0.11

Weighted average number of common shares outstanding	66,475	55,552

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$2,245	$5,483
Income allocated to common units	48	5

Income from continuing operations attributable to common shareholders, as adjusted	2,293	5,488
Income from discontinued operations attributable to common shareholders	—	675

Net income attributable to common shareholders, as adjusted	$2,293	$6,163

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.03	$0.10
Income from discontinued operations attributable to common shareholders — per share	—	0.01

Net income attributable to common shareholders, as adjusted — per share	$0.03	$0.11

Weighted average common shares outstanding	66,475	55,552

Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	173	—
Common units	1,521	495

Weighted average common shares outstanding, as adjusted	68,169	56,047

4. Common Shares
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of March 31, 2010, we had approximately 65.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we can sell common shares having an aggregate offering price of up to $250 million from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but shall have no obligation to, sell common shares through the ATM share offering program in amounts and at times as we determine. Actual sales will depend on a variety of factors we determine from time to time, including, among others, market conditions, the trading price of our common shares and determinations of the appropriate sources of funding for us. During the three months ended March 31, 2010, we issued approximately 0.4 million shares at an average price of $43.64 per share for total net consideration of approximately $17.2 million through the ATM share offering program. In addition, during the second quarter of 2010 through May 7, 2010, we issued approximately 0.8 million common shares at an average price of $45.27 per share for total net consideration of approximately $36.8 million. Cumulative to date, we have issued approximately 1.2 million common shares at an average price of $44.74 for total net consideration of approximately $54.0 million. As of May 7, 2010, we had common shares having an aggregate offering price of up to $195.0 million remaining available for issuance under the ATM program.
5. Investments in Joint Ventures
As of March 31, 2010, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the majority of these joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of the periods presented:

	March 31,	December 31,
(in millions)	2010	2009
Total assets	$1,191.4	$1,202.0
Total third-party debt	982.5	980.9
Total equity	143.7	151.9

	March 31,	March 31,
	2010	2009
Total revenues	$33.7	$33.7
Net loss	(5.0)	(3.2)
Equity in income (loss)(1)	(0.1)	0.4

(1)	Equity in income (loss) excludes our ownership interest of fee income from various property management services with our joint ventures.
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $60.8 million, of five loans utilized for construction and development activities for our joint ventures. Additionally, we eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
Mezzanine loans we have made to affiliate joint ventures are recorded as “Notes receivable - affiliates” as discussed in Note 6, “Notes Receivable.”

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $1.8 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.
On April 15, 2010, a $24.5 million secured third-party construction note of one of our joint ventures located in Houston, Texas, originally scheduled to mature in April 2010, was contractually extended to April 2011. Concurrent with the construction note extension, our $8.2 million mezzanine loan to this joint venture was converted into an additional common equity interest in the amount of $7.2 million (with a preference on distribution of cash flows) and the remaining $1.0 million was converted into an additional equity interest in the joint venture.
6. Notes Receivable
Notes receivable — affiliates. We provided mezzanine construction financing with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to a fixed maximum rate of 12% per year, in connection with certain of our joint venture transactions. As of March 31, 2010 and December 31, 2009, the balance of “Notes receivable — affiliates” totaled approximately $46.1 million and $45.8 million, respectively, on notes maturing through 2019. We eliminate the interest and other income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at March 31, 2010.
At March 31, 2010, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $7.1 million.
Notes receivable secured by common shares. At March 31, 2010, one note receivable was outstanding and had a balance of $0.1 million, which was secured 100% by common shares and reported as a component of equity in our condensed consolidated balance sheet.
7. Notes Payable
The following is a summary of our indebtedness:

	March 31,	December 31,
(in millions)	2010	2009
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
$500 million term loan, due 2012	500.0	500.0

	500.0	500.0

Senior unsecured notes
$250.0 million 4.39% Notes, due 2010	—	55.3
$100.0 million 6.75% Notes, due 2010	57.8	57.8
$150.0 million 7.69% Notes, due 2011	87.9	87.9
$200.0 million 5.93% Notes, due 2012	189.4	189.4
$200.0 million 5.45% Notes, due 2013	199.5	199.4
$250.0 million 5.08% Notes, due 2015	249.1	249.0
$300.0 million 5.75% Notes, due 2017	246.1	246.1

	1,029.8	1,084.9

Medium-term notes
$10.0 million 4.90% Notes, due 2010	10.1	10.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	36.1	36.3

	60.7	61.0

Total unsecured notes payable	1,590.5	1,645.9

	March 31,	December 31,
(in millions)	2010	2009
Secured notes
1.09% - 6.00% Conventional Mortgage Notes, due 2011 - 2019	939.0	937.8
1.70% Tax-exempt Mortgage Note due 2028	41.2	41.5

	980.2	979.3

Total notes payable	$2,570.7	$2,625.2

Floating rate debt included in secured notes (1.09% - 1.68%)	$187.3	$186.9
Floating rate tax-exempt debt included in secured notes (1.70%)	41.2	41.5
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2010, we had outstanding letters of credit totaling approximately $10.4 million and approximately $589.6 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
At March 31, 2010 and 2009, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 1.2% and 1.7%, respectively.
During the three months ended March 31, 2010, we repaid the remaining principal amount of our $250 million, 4.39% senior unsecured notes which matured on January 15, 2010 for a total of approximately $55.3 million.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 5.5 years at March 31, 2010. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at March 31, 2010 are as follows:

		Weighted
		Average
(in millions)	Amount	Interest Rate
2010	$85.3	6.5%
2011	155.0	6.3
2012	761.9	5.4
2013	227.2	5.4
2014	10.1	6.0
2015 and thereafter	1,331.2	4.7

Total	$2,570.7	5.1%

8. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
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
Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $22.1 million will be reclassified to interest expense. During the three months ending March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the three months ended March 31, 2010 and 2009.
As of March 31, 2010, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$516.3 million
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
As of March 31, 2010, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 (in millions):

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
					Balance
	Balance Sheet	Fair	Balance Sheet	Fair	Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$42.1	Other Liabilities	$41.1

Derivatives not designated as hedging instruments

Interest Rate Cap	Other Assets	$—	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009 (in millions):
Effect of Derivative Instruments

Location of Gain or
(Loss) Recognized
in Income on
	Amount of Loss		Location of Loss	Amount of Loss		Derivative
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	Amount of Gain or (Loss) Recognized
	Comprehensive Income		Accumulated OCI	Accumulated OCI		and Amount	in Income on Derivative (Ineffective
Derivatives in Cash	(“OCI”) on Derivative		into Income	into Income (Effective		Excluded from	Portion and Amount Excluded from
Flow Hedging	(Effective Portion)		(Effectiveness	Portion)		Effectiveness	Effectiveness Testing)
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Swaps	$6.8	$2.9	Interest expense	$5.9	$5.3	Not applicable	Not applicable

	Location of Gain	Amount of Gain or (Loss) Recognized in
Derivatives not designated as	Recognized in Income on	Income on Derivative
hedging instruments	Derivative	2010	2009

Interest Rate Cap	Other income	$—	$—
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
Our agreements with each of our derivative counterparties contain provisions which provide the counterparty the right to declare a default on our derivative obligations if we are in default on any of our indebtedness, subject to certain thresholds. For all instances, these provisions include a default even if there is no acceleration of the indebtedness. Our agreements with each of our derivative counterparties also provide if we consolidate with, merge with or into, or transfer all or substantially all our assets to another entity and the creditworthiness of the resulting, surviving, or transferee entity is materially weaker than ours, the counterparty has the right to terminate the derivative obligations.
At March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $44.5 million. As of March 31, 2010, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at March 31, 2010, or terminated these agreements, we would have been required to settle our obligations at their termination value of approximately $44.5 million.

9. Share-based Compensation
Options. During the three months ended March 31, 2010, 0.1 million options were exercised at prices ranging from $25.88 to $36.87 per option. The total intrinsic value of options exercised was approximately $1.3 million during the three months ended March 31, 2010. There were no options exercised during the three months ended March 31, 2009. As of March 31, 2010, there was approximately $3.0 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next four years.
The following table summarizes share options outstanding and exercisable at March 31, 2010:

	Outstanding Options (1)		Exercisable Options (1)		Remaining
		Weighted		Weighted	Contractual
Range of Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$30.06-$41.91	614,378	$33.05	222,771	$38.30	6.3
$42.90-$44.00	525,095	43.31	469,200	43.24	4.1
$45.53-$73.32	734,563	49.60	504,851	50.32	6.0

Total options	1,874,036	$42.41	1,196,822	$45.31	5.6

(1)
The aggregate intrinsic value of outstanding options and exercisable options at March 31, 2010 was $5.3 million and $0.8 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $41.63 per share on March 31, 2010 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2010:

Weighted average fair value of options granted	$11.69
Expected volatility	35.6% - 39.2%
Risk-free interest rate	3.6% - 3.7%
Expected dividend yield	4.1% - 4.4%
Expected life (in years)	7.0 - 9.0
Our computation of expected volatility for 2010 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is estimated using the annual dividends paid in the prior year and the market price on the date of grant. Our computation of expected life for 2010 is estimated based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At March 31, 2010, the unamortized value of previously issued unvested share awards was approximately $29.8 million. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was approximately $9.6 million and $9.1 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $3.1 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. Total capitalized compensation cost for option and share awards was approximately $0.5 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes activity under our Share Incentive Plans for the three months ended March 31, 2010:

		Weighted
	Options /	Average
	Share Awards	Exercise /
	Outstanding	Grant Price
Balance at January 1, 2010	4,826,757	$39.00
Options
Granted	55,895	43.94
Exercised	(127,639)	31.76
Forfeited	(28,432)	47.48

Net options	(100,176)

Share Awards
Granted	350,958	39.46
Forfeited	(1,911)	33.68

Net share awards	349,047

Balance at March 31, 2010	5,075,628	$40.67

Exercisable options at March 31, 2010	1,196,822	$45.31
Vested share awards at March 31, 2010	2,376,781	$38.62
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Decrease in assets:
Other assets, net	$842	$4,020

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,678)	(6,171)
Accrued real estate taxes	(6,236)	(4,487)
Other liabilities	(1,786)	2,308

Change in operating accounts	$(10,858)	$(4,330)

11. Commitments and Contingencies
Litigation. We are subject to various legal proceedings and claims which arise in the ordinary course of business. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.
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

Lease Commitments. At March 31, 2010, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million for each of the three months ended March 31, 2010 and 2009. Minimum annual rental commitments for the remainder of 2010 are $1.8 million, and for the years ending December 31, 2011 through 2014 are approximately $2.4 million, $2.0 million, $1.9 million, and $1.8 million, respectively, and $1.7 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or communities owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community ourselves, or to have an indirect interest in the community through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion is limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009. These taxes are primarily for entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2010.
13. Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2009, income from discontinued operations included the results of operations of one operating property, containing 671 apartment homes, classified as held for sale at March 31, 2009 and subsequently sold in the second quarter of 2009. During the fourth quarter of 2009, we reclassified the undeveloped land parcels previously included in discontinued operations to continuing operations as management made the decision not to sell these assets. As a result, we reclassified approximately $0.1 million of expenses which were previously included in income from discontinued operations to total property expenses in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009.

There was no income from discontinued operations for the three months ended March 31, 2010. The following is a summary of income from discontinued operations for the three months ended March 31, 2009:

Three Months
Ended March 31,
(in thousands)	2009
Property revenues	$1,197
Property expenses	522

675

Interest	—
Depreciation and amortization	—

Income from discontinued operations	$675

There were no sales of operating properties during the three months ended March 31, 2010 and 2009.
14. Fair Value Disclosures
For financial assets and liabilities fair valued on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction which occurs at the transaction date is used to estimate fair value.
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about our financial assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009 under the fair value hierarchy discussed above.

	March 31, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Assets
Deferred compensation plan investments	$42.7	$—	$—	$42.7	$49.7	$—	$—	$49.7
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$42.1	$—	$42.1	$—	$41.1	$—	$41.1
Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at March 31, 2010 also reflects approximately $11.1 million of participant withdrawals from our deferred compensation plan investments during the quarter.

Derivative financial instruments. The estimated fair values of derivative financial instruments are included in Level 2 and are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other Fair Value Disclosures. As of March 31, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated their fair value based on the short-term nature of these instruments.
In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. In instances where market conditions are not available, we follow the guidance of the Fair Value Measurements and Disclosures Topic of the Codification to estimate fair value in a non-active market. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Value	Fair Value	Value	Fair Value

Notes receivable — affiliates	$46.1	$46.1	$45.8	$46.1
Fixed rate notes payable (1)	2,342.2	2,378.2	2,396.8	2,380.9
Floating rate notes payable	228.5	189.7	228.4	189.4

(1)	Includes a $500 million term loan entered into in 2007 and $16.3 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps.
Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the three months ended March 31, 2010 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.

15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the three months ended March 31:

(in thousands)	2010	2009
Net income attributable to common shareholders	$2,285	$6,234
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	1,150	1,763
Increase in equity from purchase of noncontrolling interests	—	648

Change in common shareholders’ equity and net transfers from noncontrolling interests	$3,435	$8,645

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
Executive Summary
During 2008 and 2009, a number of factors adversely affecting the demand for and rents received by our multifamily communities were intense and pervasive across the United States, and the conditions within the multifamily industry remain challenging. A prolonged recession, high inventory levels of single-family homes and condominiums in the markets in which we operate, overall weak consumer confidence, and high unemployment, among other factors, have persisted into 2010. We believe the effects of these factors on the multifamily industry have been further magnified by high levels of home foreclosures, liquidity disruptions in the financial markets, continued job losses, and lack of job growth. Our average apartment lease term is approximately twelve months, and we believe the impact of an economic downturn affects us quickly due to the short-term nature of our leases because our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Based on these market conditions and our belief these conditions will continue in the near future, we continue to be cautious regarding expected performance and expect a decline in property revenues during 2010 as compared to 2009. However, positive impacts on our performance may result from the continued expansion of the U. S. population, reductions in the U.S. home ownership rate, more stringent lending criteria for prospective home-buyers, and long-term growth prospects for population, employment, and household formations in our markets, although there can be no assurance any of these factors will develop, continue or positively impact our operating results. We have noted a recent improvement in some of our market conditions and while this may be a positive sign, we are uncertain if this level of activity will increase or continue.
During the near term, we plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing overhead costs.
We review our long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our impairment evaluations take into consideration the current and anticipated economic climate. Based on our evaluations, we recorded significant impairment charges in the fourth quarter of 2009 for land holdings for eight future projects and a land development joint venture we have put on hold for the foreseeable future. We currently have five wholly-owned land parcels held for future development we plan to develop, but the commencement of future developments may continue to be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic and capital market conditions. However, if current conditions persist, there can be no assurance we will not have further impairments in the future.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of our discretionary investment funds (“the Funds”). Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of their committed capital is invested, subject to two one-year extensions, the Funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties, subject to certain exceptions.
During the remainder of 2010, approximately $85.3 million of debt maturities, including scheduled principal amortizations, are scheduled to mature. We intend to meet our long-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.
Despite the challenging conditions noted above, we believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover debt maturities and potential new development funding requirements in the short-term. We believe this should allow us to take advantage of investment opportunities in the future if and when they arise. Our properties are geographically diverse and were 93% occupied as of March 31, 2010, little new multifamily rental supply has been added to our markets, and the long-term growth prospects are positive. When economic conditions improve, we believe the short-term nature of our leases and the limited supply of new rental housing constructed should enhance our ability to realize revenue growth and improvement in our operating results. There can, however, be no assurance any of these factors will develop or positively impact us.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we do not manage, is summarized as follows:

	March 31, 2010		December 31, 2009
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas	6,661	18	6,289	16
Dallas, Texas	6,119	15	6,119	15
Washington, D.C. Metro	6,068	17	6,068	17
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Austin, Texas	2,454	8	2,454	8
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,658	185	63,286	183

Properties Under Development
Houston, Texas	—	—	372	2

Total Properties	63,658	185	63,658	185

Less: Joint Venture Properties (1)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (2)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Austin, Texas	601	2	601	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	50,587	141	50,587	141

(1)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(2)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. None of our recently completed properties reached stabilization during the three months ended March 31, 2010.
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and expect to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of March 31, 2009. There was no income from discontinued operations during the three months ended March 31, 2010. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense. Any gain or loss on the disposal of the properties held for sale, if any, is also classified as discontinued operations. As of March 31, 2009, we had one operating property classified as held for sale, Camden West Oaks, a 671-unit community built in 1982 located in Houston, Texas; this property was subsequently sold in the second quarter of 2009.
During the fourth quarter of 2009, we reclassified two undeveloped land parcels previously included in discontinued operations to continuing operations as management made the decision not to sell these assets. As a result, we reclassified approximately $0.1 million of expenses which were previously included in income from discontinued operations to total property expenses in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009.
Development and Lease-Up Properties
At March 31, 2010, we had two completed consolidated properties in lease-up as follows:

	Number of			Date of	Estimated
($ in millions)	Apartment	Cost	% Leased at	Construction	Date of
Property and Location	Homes	Incurred	5/2/10	Completion	Stabilization

Camden Dulles Station
Oak Hill, VA	366	$72.3	95%	1Q09	2Q10
Camden Travis Street
Houston, TX (1)	253	30.5	47%	1Q10	1Q11

Total	619	$102.8	75%

(1)	Camden Travis Street is owned in a fully-consolidated joint venture, of which we retain a 25% ownership.
Our condensed consolidated balance sheet at March 31, 2010 included approximately $196.4 million related to properties under development and land, comprised of approximately $91.7 million invested in land for projects we plan to develop, and approximately $104.7 million invested in land tracts for which future development activities have been put on hold for the foreseeable future.

At March 31, 2010, we had investments in non-consolidated joint ventures which were developing the following multifamily communities:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	at
Property and Location	Ownership %	Homes	Incurred	5/2/10

Completed Communities (1)

Camden Amber Oaks
Austin, TX	20%	348	$35.3	89%
Braeswood Place
Houston, TX	72%	340	50.3	70%
Belle Meade
Houston, TX	30%	119	37.0	54%

Total Completed Communities		807	$122.6

		Total Acres

Pre-Development (2)
Lakes at 610
Houston, TX	30%	6.1	$7.2
Town Lake (3)
Austin, TX	72%	25.9	41.1

Pre-Development Total		32.0	$48.3

(1)	Properties in lease-up as of March 31, 2010.

(2)	Properties in pre-development by joint venture partner.

(3)	We have discontinued development activities on this project as of December 31, 2009.
Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2010	2009
Average monthly property revenue per apartment home	$1,003	$1,047
Annualized total property expenses per apartment home	$4,987	$4,871
Weighted average number of operating apartment homes owned 100%	50,578	50,017
Weighted average occupancy of operating apartment homes owned 100%	93.1%	93.8%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2010 as compared to the same period in 2009:

	Apartment	Three Months
	Homes At	Ended March 31,		Change
($ in thousands)	3/31/10	2010	2009	$	%
Property revenues
Same store communities	47,359	$140,015	$147,097	$(7,082)	(4.8)%
Non-same store communities	2,862	9,312	7,894	1,418	18.0
Development and lease-up communities	619	1,668	843	825	97.9
Dispositions/other	—	1,211	1,198	13	1.1

Total property revenues	50,840	$152,206	$157,032	$(4,826)	(3.1)%

Property expenses
Same store communities	47,359	$57,430	$56,284	$1,146	2.0%
Non-same store communities	2,862	3,541	3,278	263	8.0
Development and lease-up communities	619	869	419	450	107.4
Dispositions/other	—	1,218	924	294	31.8

Total property expenses	50,840	$63,058	$60,905	$2,153	3.5%

Same store communities are communities we owned and were stabilized as of January 1, 2009. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2009. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2009.
Same store analysis
Same store property revenues for the three months ended March 31, 2010 decreased $7.1 million, or 4.8%, from the same period in 2009. Same store rental revenues decreased $7.3 million due to a slight decline in average occupancy and a 5.5% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by a $0.2 million increase in other property revenue primarily due to other utility rebilling programs and offset by decreases in miscellaneous income.
Property expenses from our same store communities increased $1.1 million, or 2.0%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increases in same store property expenses were primarily due to increases in expenses for our utility rebilling programs, repairs and maintenance, and higher property insurance costs. These increases were partially offset by lower real estate taxes as a result of declining rates and valuations at a number of our communities and a slight decline in compensation costs primarily due to lower incentive payments. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period increased approximately $0.6 million, or 1.1%.
Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased $2.2 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increases during the period were primarily due to five properties in our re-development and development pipelines reaching stabilization during 2009. The increases were also due to the completion and lease up of the remaining consolidated properties included in our development pipeline during the three months ended March 31, 2010. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Property expenses from non-same store and development and lease-up communities increased $0.7 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increases during the period were primarily due to five properties in our re-development and development pipelines reaching stabilization during 2009 and the completion and lease-up of the remaining properties in our re-development and development pipelines during the three months ended March 31, 2010.

Dispositions/other property analysis
Disposition/other property revenues related primarily to other non-multifamily rental properties for each of the three months ended March 31, 2010 and 2009.
Dispositions/other property expenses increased $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily related to increases in property taxes expensed on land holdings for eight projects for which we decided in 2009 to postpone development for the foreseeable future. As a result we ceased capitalization of expenses, including property taxes.
Non-property income

	Three Months Ended
	March 31,		Change
($ in thousands)	2010	2009	$	%
Fee and asset management	$1,838	$2,031	$(193)	(9.5)%
Interest and other income	3,045	735	2,310	*
Income (loss) on deferred compensation plans	3,482	(4,152)	7,634	*

Total non-property income (loss)	$8,365	$(1,386)	$9,751	*

*	Not a meaningful percentage
Fee and asset management income decreased $0.2 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was primarily related to declines in development and construction fees earned on our development joint ventures in 2010 as compared to 2009 due to the completion of construction activities at several joint venture communities in 2009 and 2010. The decrease was also the result of lower fees earned on our stabilized joint ventures due to declines in rental income during the three months ended March 31, 2010 as compared to the same period in 2009.
Interest and other income increased $2.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily due to recognition of approximately $2.7 million of other income relating to indemnification provisions in an operating joint venture agreement which expired in January 2010. The increase in other income was partially offset by a $0.3 million decrease in interest income primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization, reductions in interest earned on certain variable rate mezzanine notes due to declines in LIBOR, and lower balances of outstanding mezzanine loans.
Income on deferred compensation plans increased $7.6 million for the three months ended March 31, 2010 as compared to the same period in 2009. This increase was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.
Other expenses

	Three Months Ended
	March 31,		Change
($ in thousands)	2010	2009	$	%
Property management	$5,183	$4,929	$254	5.1%
Fee and asset management	1,194	1,135	59	5.2
General and administrative	7,404	8,232	(828)	(10.0)
Interest	31,555	32,245	(690)	(2.1)
Depreciation and amortization	43,813	43,980	(167)	—
Amortization of deferred financing costs	726	817	(91)	(11.1)
Expense (benefit) on deferred compensation plans	3,482	(4,152)	7,634	*

Total other expenses	$93,357	$87,186	$6,171	7.1%

*	Not a meaningful percentage

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in 2010 was due to an increase in salary and benefit expenses partially offset by a decrease in other discretionary expenses due to various cost-saving measures.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased approximately $0.1 million for the three months ended March 31, 2010 as compared to the same period in 2009. This increase was primarily due to an increase in legal expenses.
General and administrative expense decreased $0.8 million for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease was primarily due to $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff in January 2009 and a decrease in other discretionary expenses during the three months ended March 31, 2010 due to various cost-saving measures. These decreases were partially offset by an increase in salary and benefit expenses, including long-term incentive compensation, during the three months ended March 31, 2010 as compared to 2009. General and administrative expenses were 4.7% and 5.2% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended March 31, 2010 and 2009, respectively.
Interest expense for the three months ended March 31, 2010 decreased approximately $0.7 million as compared to the same period in 2009. The decrease was primarily due to decreases in indebtedness as a result of early retirement of outstanding debt of approximately $325.0 million during the first six months of 2009 and payments of maturing secured and unsecured notes payable during 2009 and 2010. Additionally, interest expense was lower during the first quarter of 2010 due to the reduction of balances outstanding on our unsecured line of credit as compared to the same period in 2009. The early retirement of outstanding debt and reductions to the balances outstanding on our line of credit in part resulted from approximately $272.1 million of net proceeds received from the completion of our equity offering during the second quarter of 2009. The decreases discussed above were partially offset by the increased interest expense incurred on our $420 million credit facility entered into during the second quarter of 2009. The decreases were further offset due to lower capitalized interest of approximately $1.1 million during the first quarter 2010 as compared to the same period in 2009 as a result of the completion of units in our development pipeline and our decision in fiscal year 2009 to postpone the development of land holdings for eight future projects for the foreseeable future.
Depreciation and amortization decreased $0.2 million for the three months ended March 31, 2010 as compared to the same period in 2009 due to an increase in assets being fully depreciated in 2010, offset by new development and capital improvements placed in service during 2009.
Amortization of deferred financing costs decreased approximately $0.1 million for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease was primarily due to the repurchase and retirement of certain series of notes during 2009, partially offset by additional financing costs incurred on our $420 million credit facility entered into in the second quarter of 2009.
Expense on deferred compensation plans increased $7.6 million during the three months ended March 31, 2010 as compared to the same period in 2009. This increase was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income related to these plans, as discussed above.
Other

	Three Months
	Ended March 31,		Change
($ in thousands)	2010	2009	$	%
Gain on early retirement of debt	$—	$166	$(166)	100.0%
Equity in income (loss) of joint ventures	(105)	408	(513)	*
Income tax expense — current	(270)	(299)	29	(9.7)

*	Not a meaningful percentage

Equity in income (loss) of joint ventures decreased $0.5 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was primarily the result of declining earnings by our stabilized operating joint ventures due to declines in rental income, offset by increases resulting from certain of our developments held by joint ventures reaching or nearing stabilization in late 2009 and early 2010.
During the three months ended March 31, 2010 and 2009, we incurred entity-level taxes for our operating partnership and other state and local taxes totaling $0.3 million. The slight decrease during the three months ended March 31, 2010 as compared to the same period in 2009 was due to lower state taxes resulting from lower revenues.
Noncontrolling interests

	Three Months
	Ended March 31,		Change
($ in thousands)	2010	2009	$	%
Income (loss) allocated to noncontrolling interests from continuing operations	$(254)	$521	$(775)	(148.8%)
Income allocated to perpetual preferred units	1,750	1,750	—	—
Income (loss) allocated to noncontrolling interests from continuing operations decreased $0.8 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was primarily due to the completion and lease-up of a property within a fully-consolidated joint venture during the three months ended March 31, 2010, of which we retain a 25% ownership.
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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months
	Ended March 31,
($ in thousands)	2010	2009
Funds from operations
Net income attributable to common shareholders	$2,285	$6,234
Real estate depreciation and amortization, including discontinued operations	42,639	43,010
Adjustments for unconsolidated joint ventures	2,163	1,916
Income (loss) allocated to noncontrolling interests	(105)	421

Funds from operations — diluted	$46,982	$51,581

Weighted average shares — basic	66,475	55,552
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	173	—
Common units	2,647	2,919

Weighted average shares — diluted	69,295	58,471

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
Our interest expense coverage ratio, net of capitalized interest, was 2.5 and 2.6 times for the three months ended March 31, 2010, and 2009, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At March 31, 2010 and 2009, 72.8% and 79.9%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.5 years at March 31, 2010.
Due to the instability experienced during the challenging economic environment, we believe the strength of an economic recovery is unclear and these conditions may not improve quickly. We plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing construction and overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include the availability under our unsecured credit facility and other short-term borrowings, secured mortgage debt, proceeds from dispositions of properties and other investments, and access to the capital markets including our ATM share offering program. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2010 including:
•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions, joint venture investments, and notes receivable; and

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.
Factors which could increase or decrease our future liquidity include, but are not limited to, current volatility in capital and credit markets, sources of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets, and changes in operating costs resulting from a weakened economy, all of which could adversely impact occupancy and rental rates and our liquidity.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2010 and 2009.
Net cash from operating activities was $41.8 million during the three months ended March 31, 2010 as compared to $51.2 million for the same period in 2009. The decrease was primarily due to declines in property revenues and higher property expenses within our stabilized communities. See further discussions of our first quarter 2010 operations as compared to 2009 in our “Results of Operations” discussion above. The decrease in net cash from operating activities was also due to the timing of payments in operating accounts, primarily relating to real estate taxes and other liabilities.
Net cash used in investing activities during the three months ended March 31, 2010 totaled $11.7 million as compared to $9.1 million during the three months ended March 31, 2009. Cash outflows for property development and capital improvements were $11.1 million during the three months ended March 31, 2010 as compared to $18.6 million for the same period in 2009 due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2010 as compared to 2009. The cash outflows during the three months ended March 31, 2009 were offset primarily by proceeds received from payments in notes receivable - other for approximately $8.7 million.
Net cash used in financing activities totaled $65.7 million for the three months ended March 31, 2010, primarily as a result of the repayment of maturing outstanding unsecured notes payable of $55.3 million, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of $33.2 million. The cash outflows were partially offset by cash receipts of $17.2 million relating to proceeds received from the issuance of 0.4 million common shares under our ATM share offering program entered into in March 2010. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $3.5 million relating to proceeds received from participant withdrawals from our rabbi trust and approximately $1.8 million for proceeds received from secured notes payable relating to a construction loan for a consolidated joint venture. During the three months ended March 31, 2009, we used approximately $42.3 million in financing activities primarily to repay approximately $100.0 million of outstanding notes payable consisting primarily of $90.5 million of maturing secured and unsecured notes payable, and early retirement of existing senior unsecured notes of approximately $7.2 million. Net cash used in financing activities during the three months ended March 31, 2009 was also attributable to distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of $43.2 million. The cash outflows during this same period were offset by increases in balances outstanding under our line of credit of $96.0 million and approximately $4.1 million for proceeds received from secured notes payable relating to a construction loan for a consolidated joint venture.

Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2011. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance. We are currently in discussions with various lenders regarding a new unsecured credit facility to replace our existing $600 million unsecured credit facility.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2010, we had outstanding letters of credit totaling approximately $10.4 million, and had approximately $589.6 million available under our unsecured line of credit.
As an alternative to our unsecured line of credit, from time to time we borrow using competitively bid unsecured short-term notes with lenders who may or may not be a part of the unsecured line of credit bank group. Such borrowings vary in term and pricing and are typically priced at interest rates below those available under the unsecured line of credit.
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of March 31, 2010, we had approximately 65.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In March 2010, we announced the creation of an ATM share offering program through which we can sell common shares having an aggregate offering price of up to $250 million from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but shall have no obligation to, sell common shares through the ATM share offering program in amounts and at times as we determine. Actual sales will depend on a variety of factors we determine from time to time, including, among others, market conditions, the trading price of our common shares and determinations of the appropriate sources of funding for us. During the three months ended March 31, 2010, we issued approximately 0.4 million shares at an average price of $43.64 per share for total net consideration of approximately $17.2 million through the ATM share offering program. In addition, during the second quarter of 2010 through May 7, 2010, we issued approximately 0.8 million common shares at an average price of $45.27 per share for total net consideration of approximately $36.8 million. Cumulative to date, we have issued approximately 1.2 million common shares at an average price of $44.74 for total net consideration of approximately $54.0 million. As of May 7, 2010, we had common shares having an aggregate offering price of up to $195.0 million remaining available for issuance under the ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During the remainder of 2010, approximately $85.3 million of debt maturities, including scheduled principal amortizations, are scheduled to mature. We intend to meet our long-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In March 2010, we announced our Board of Trust Managers had declared a dividend distribution of $0.45 per share to common shareholders of record as of March 31, 2010. The dividend was subsequently paid on April 16, 2010. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $1.80 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are also committed to additional funding under mezzanine loans provided to joint ventures. We have guaranteed no more than our proportionate interest, totaling approximately $60.8 million, of five loans utilized for construction and development activities for our joint ventures. Our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $7.1 million at March 31, 2010.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
Critical Accounting Policies
The Company’s critical accounting policies have not changed materially from information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2009.

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
For discussion regarding legal proceedings, see Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 7, 2010.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 7, 2010.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 7, 2010

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 7, 2010.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 7, 2010.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.