Form 10-Q
period 2010-06-30
CAMDEN PROPERTY TRUST
filed 2010-07-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
On July 26, 2010, 66,982,349 common shares of the registrant were outstanding.

CAMDEN PROPERTY TRUST

Page
PART I FINANCIAL INFORMATION	3

Item 1 Financial Statements	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three and six months ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Equity (Unaudited) for the six months ended June 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 Quantitative and Qualitative Disclosures About Market Risk	37

Item 4 Controls and Procedures	37

Part II OTHER INFORMATION	37

Item 1 Legal Proceedings	37

Item 1A Risk Factors	37

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 Defaults Upon Senior Securities	37

Item 4 Reserved	37

Item 5 Other Information	37

Item 6 Exhibits	38

SIGNATURES	39

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2010	2009
Assets
Real estate assets, at cost
Land	$746,195	$747,921
Buildings and improvements	4,521,376	4,512,124

	5,267,571	5,260,045
Accumulated depreciation	(1,221,422)	(1,149,056)

Net operating real estate assets	4,046,149	4,110,989
Properties under development, including land	199,012	201,581
Investments in joint ventures	50,392	43,542
Properties held for sale	9,692	—

Total real estate assets	4,305,245	4,356,112

Accounts receivable — affiliates	31,993	36,112
Notes receivable — affiliates	38,478	45,847
Other assets, net	87,371	102,114
Cash and cash equivalents	128,155	64,156
Restricted cash	3,738	3,658

Total assets	$4,594,980	$4,607,999

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,590,287	$1,645,926
Secured	981,816	979,273
Accounts payable and accrued expenses	63,663	74,420
Accrued real estate taxes	28,416	23,241
Distributions payable	34,275	33,025
Other liabilities	137,020	145,176

Total liabilities	2,835,477	2,901,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 82,511 and 79,543 issued; 79,757 and 76,996 outstanding, respectively	798	770
Additional paid-in capital	2,641,354	2,525,656
Distributions in excess of net income attributable to common shareholders	(550,039)	(492,571)
Notes receivable secured by common shares	(102)	(101)
Treasury shares, at cost (12,773 and 12,897 shares, respectively)	(461,517)	(462,188)
Accumulated other comprehensive loss	(43,718)	(41,155)

Total common equity	1,586,776	1,530,411
Noncontrolling interests	74,802	78,602

Total equity	1,661,578	1,609,013

Total liabilities and equity	$4,594,980	$4,607,999

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Property revenues
Rental revenues	$131,237	$134,854	$261,657	$270,490
Other property revenues	21,969	21,454	42,844	41,804

Total property revenues	153,206	156,308	304,501	312,294

Property expenses
Property operating and maintenance	44,258	44,141	88,414	86,019
Real estate taxes	18,228	18,444	36,542	36,889

Total property expenses	62,486	62,585	124,956	122,908

Non-property income
Fee and asset management	2,045	2,244	3,883	4,275
Interest and other income	492	1,097	3,537	1,832
Income (loss) on deferred compensation plans	(3,582)	7,660	(100)	3,508

Total non-property income (loss)	(1,045)	11,001	7,320	9,615

Other expenses
Property management	5,022	4,542	10,205	9,471
Fee and asset management	1,262	1,303	2,456	2,438
General and administrative	7,367	7,246	14,771	15,478
Interest	31,742	34,002	63,297	66,247
Depreciation and amortization	42,660	43,702	86,278	87,500
Amortization of deferred financing costs	713	857	1,439	1,674
Expense (benefit) on deferred compensation plans	(3,582)	7,660	(100)	3,508

Total other expenses	85,184	99,312	178,346	186,316

Gain on sale of properties, including land	236	—	236	—
Loss on early retirement of debt	—	(2,716)	—	(2,550)
Equity in income (loss) of joint ventures	(436)	222	(541)	630

Income from continuing operations before income taxes	4,291	2,918	8,214	10,765
Income tax expense — current	(304)	(347)	(574)	(646)

Income from continuing operations	3,987	2,571	7,640	10,119
Income from discontinued operations	261	1,029	389	1,986
Gain on sale of discontinued operations	—	16,887	—	16,887

Net income	4,248	20,487	8,029	28,992
Less income allocated to noncontrolling interests from continuing operations	(364)	(422)	(110)	(943)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Net income attributable to common shareholders	$2,134	$18,315	$4,419	$24,549

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.03	$0.01	$0.06	$0.10
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.29	—	0.32

Net income attributable to common shareholders	$0.03	$0.30	$0.06	$0.42

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.03	$0.01	$0.06	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.29	—	0.32

Net income attributable to common shareholders	$0.03	$0.30	$0.06	$0.41

Distributions declared per common share	$0.45	$0.45	$0.90	$1.15

Weighted average number of common shares outstanding	68,090	61,499	67,287	58,542
Weighted average number of common and common dilutive equivalent shares outstanding	68,386	61,499	67,521	59,025

Net income attributable to common shareholders
Income from continuing operations	$3,987	$2,571	$7,640	$10,119
Less income allocated to noncontrolling interests from continuing operations	(364)	(422)	(110)	(943)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Income from continuing operations attributable to common shareholders	1,873	399	4,030	5,676
Income from discontinued operations, including gain on sale, attributable to common shareholders	261	17,916	389	18,873

Net income attributable to common shareholders	$2,134	$18,315	$4,419	$24,549

Condensed Consolidated Statements of Comprehensive Income:

Net income	$4,248	$20,487	$8,029	$28,992
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedging activities	(7,409)	1,361	(14,226)	(1,574)
Reclassification of net losses on cash flow hedging activities	5,784	5,469	11,663	10,744

Comprehensive income	2,623	27,317	5,466	38,162
Less income allocated to noncontrolling interests from continuing operations	(364)	(422)	(110)	(943)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Comprehensive income attributable to common shareholders	$509	$25,145	$1,856	$33,719

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	preferred units

December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income			4,419				110	4,529	3,500
Other comprehensive loss						(2,563)		(2,563)
Common shares issued	23	106,399						106,422
Net share awards	4	6,021						6,025
Employee stock purchase plan		(190)			671			481
Share awards placed into deferred plans	(2)	2						—
Common share options exercised	1	2,131						2,132
Conversions of operating partnership units	2	1,335					(1,337)	—
Distributions to perpetual preferred units									(3,500)
Cash distributions to equity holders			(61,887)				(2,573)	(64,460)
Other				(1)				(1)

June 30, 2010	$798	$2,641,354	$(550,039)	$(102)	$(461,517)	$(43,718)	$74,802	$1,661,578	$97,925

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other			Perpetual
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		preferred
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	units

December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income			24,549				943	25,492	3,500
Other comprehensive income						9,170		9,170
Common shares issued	104	272,008						272,112
Net share awards	3	5,392						5,395
Employee stock purchase plan		(54)			464			410
Share awards placed into deferred plans	1	(1)						—
Common share options exercised		329						329
Conversions and redemptions of operating partnership units	1	1,763					(1,780)	(16)
Purchase of noncontrolling interests		648					(748)	(100)
Distributions to perpetual preferred units									(3,500)
Cash distributions to equity holders			(69,408)				(3,544)	(72,952)
Other				8	(6)			2

June 30, 2009	$769	$2,517,788	$(357,168)	$(287)	$(462,751)	$(41,886)	$84,733	$1,741,198	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$8,029	$28,992
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	85,987	86,201
Gain on sale of discontinued operations	—	(16,887)
Gain on sale of properties, including land	(236)	—
Distributions of income from joint ventures	2,514	3,106
Equity in (income) loss of joint ventures	541	(630)
Interest from notes receivable — affiliates	(191)	(212)
Share-based compensation	5,767	4,555
Loss on early retirement of debt	—	2,550
Amortization of deferred financing costs	1,439	1,674
Accretion of discount on unsecured notes payable	255	376
Net change in operating accounts	(4,130)	(4,022)

Net cash from operating activities	$99,975	$105,703

Cash flows from investing activities
Development and capital improvements	$(27,892)	$(33,122)
Proceeds from sales of properties, including land and discontinued operations, net	937	27,967
Payments received on notes receivable — other	—	8,710
Increase in notes receivable — affiliates	(511)	(5,381)
Investments in joint ventures	(348)	(466)
Other	(556)	(1,040)

Net cash from investing activities	$(28,370)	$(3,332)

Cash flows from financing activities
Borrowings on unsecured line of credit	$37,000	$—
Repayments on unsecured line of credit	(37,000)	(145,000)
Repayment of notes payable	(56,955)	(420,212)
Proceeds from notes payable	4,220	429,618
Proceeds from issuance of common shares	106,422	272,112
Common share options exercised	1,040	—
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(66,655)	(86,409)
Payment of deferred financing costs	(574)	(3,692)
Net decrease in accounts receivable — affiliates	4,119	1,113
Other	777	357

Net cash from financing activities	$(7,606)	$47,887

Net increase in cash and cash equivalents	63,999	150,258
Cash and cash equivalents, beginning of period	64,156	7,407

Cash and cash equivalents, end of period	$128,155	$157,665

Supplemental information
Cash paid for interest, net of interest capitalized	$64,608	$70,626
Cash paid for income taxes	1,221	1,740

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$34,275	$33,050
Value of shares issued under benefit plans, net of cancellations	14,513	8,462
Conversion of operating partnership units to common shares	1,337	1,756
Accrual associated with construction and capital expenditures	3,337	4,793
Conversion of mezzanine note to joint venture equity	8,204	9,213
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2010, we owned interests in or operated 185 multifamily properties comprising 63,658 apartment homes across the United States, and land parcels we may develop into multifamily apartment communities; one multifamily property comprised of 602 apartment homes was designated as held for sale.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners or non-managing members, as the case may be, overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures normally included for complete financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2009 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective. In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all amounts due with respect to these mezzanine loans, current market conditions related to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment and any further adverse economic or market development may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine loans.
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
Cash and Cash Equivalents. All cash and investments in money market accounts and other highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. We maintain the majority of our cash and cash equivalents at major financial institutions in the United States and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Transaction and restructuring costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively, and approximately $2.5 million and $4.9 million for the three and six months ended June 30, 2009, respectively. Capitalized real estate taxes were approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2009, respectively.
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
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprises approximately 98% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for all periods presented.
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
Recent Accounting Pronouncements. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements, but could potentially have a material impact on future reconsideration events and subsequent reassessment of VIE status.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.9 million and 5.5 million for the three months ended June 30, 2010 and 2009, respectively, and was approximately 5.0 million and 4.9 million for the six months ended June 30, 2010 and 2009, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$1,873	$399	$4,030	$5,676
Amount allocated to participating securities	(32)	(147)	(70)	(223)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	1,841	252	3,960	5,453
Income from discontinued operations, including gain on sale, attributable to common shareholders	261	17,916	389	18,873

Net income attributable to common shareholders, as adjusted — basic	$2,102	$18,168	$4,349	$24,326

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.03	$0.01	$0.06	$0.10
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	—	0.29	—	0.32

Net income attributable to common shareholders, as adjusted — per share	$0.03	$0.30	$0.06	$0.42

Weighted average number of common shares outstanding	68,090	61,499	67,287	58,542

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$1,841	$252	$3,960	$5,453
Income allocated to common units	—	—	—	21

Income from continuing operations attributable to common shareholders, as adjusted	1,841	252	3,960	5,474
Income from discontinued operations, including gain on sale, attributable to common shareholders	261	17,916	389	18,873

Net income attributable to common shareholders, as adjusted	$2,102	$18,168	$4,349	$24,347

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.03	$0.01	$0.06	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	—	0.29	—	0.32

Net income attributable to common shareholders, as adjusted — per share	$0.03	$0.30	$0.06	$0.41

Weighted average number of common shares outstanding	68,090	61,499	67,287	58,542

Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	296	—	234	—
Common units	—	—	—	483

Weighted average number of common shares outstanding, as adjusted	68,386	61,499	67,521	59,025

4. Common Shares
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of June 30, 2010, we had approximately 67.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales will depend on a variety of factors we determine from time to time including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. During the six months ended June 30, 2010, we sold approximately 2.3 million common shares at an average price of $46.61 per share for total net consideration of approximately $106.4 million through the ATM share offering program. As of June 30, 2010, we had common shares having an aggregate offering price of up to $141.8 million remaining available for sale under the ATM program. No additional shares were sold through July 30, 2010 (the date the financial statements were issued).
5. Investments in Joint Ventures
As of June 30, 2010, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 25 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the majority of these joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

	June 30,	December 31,
(in millions)	2010	2009
Total assets	$1,186.9	$1,202.0
Total third-party debt	983.4	980.9
Total equity	143.0	151.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$34.5	$34.3	$68.2	$68.0
Net loss	(5.1)	(3.8)	(10.2)	(7.0)
Equity in income (loss)(1)	(0.4)	0.2	(0.5)	0.6

(1)	Equity in income (loss) excludes our ownership interest of fee income from various property management services and interest income from mezzanine loans with our joint ventures.
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $63.5 million, of five loans utilized for construction and development activities for our joint ventures.
Mezzanine loans we have made to affiliate joint ventures are recorded as “Notes receivable — affiliates” as discussed in Note 6, “Notes Receivable.”
We may earn fees for property management, construction, development, and other services related primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.0 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.9 million and $4.3 million for the six months ended June 30, 2010 and June 30, 2009, respectively. We eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.

On April 15, 2010, a $24.5 million secured third-party construction note made by one of our joint ventures which owns a multifamily property located in Houston, Texas, originally scheduled to mature in April 2010, was contractually extended to April 2011. Concurrent with the construction note extension, our $8.2 million mezzanine loan to this joint venture was converted into an additional common equity interest in the amount of $7.2 million (with a preference on distribution of cash flows) and the remaining $1.0 million was converted into an additional equity interest in the joint venture.
In July 2010, we completed two acquisitions of multifamily properties for approximately $41 million through one of our joint ventures in which we have a 20% ownership interest. One property is comprised of 306 units located in Houston, Texas and the second property is a 110 unit substantially complete development community located in Atlanta, Georgia.
6. Notes Receivable
Notes receivable — affiliates. We provide mezzanine financing with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to a fixed maximum rate of 12% per year, in connection with certain of our joint venture transactions. As of June 30, 2010 and December 31, 2009, the balance of “Notes receivable — affiliates” totaled approximately $38.5 million and $45.8 million, respectively, on notes maturing through 2019. We eliminate the interest income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible, and no impairment existed at June 30, 2010.
At June 30, 2010, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $6.0 million.
7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
	June 30,	December 31,
(in millions)	2010	2009
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
$500 million term loan, due 2012	500.0	500.0

	$500.0	$500.0

Senior unsecured notes
$250.0 million 4.39% Notes, due 2010	—	55.3
$100.0 million 6.75% Notes, due 2010	57.8	57.8
$150.0 million 7.69% Notes, due 2011	88.0	87.9
$200.0 million 5.93% Notes, due 2012	189.4	189.4
$200.0 million 5.45% Notes, due 2013	199.5	199.4
$250.0 million 5.08% Notes, due 2015	249.1	249.0
$300.0 million 5.75% Notes, due 2017	246.1	246.1

	$1,029.9	$1,084.9

Medium-term notes
$10.0 million 4.90% Notes, due 2010	10.0	10.2
$14.5 million 6.79% Notes, due 2010	14.5	14.5
$35.0 million 4.99% Notes, due 2011	35.9	36.3

	$60.4	$61.0

Total unsecured notes payable	$1,590.3	$1,645.9

Secured notes
1.18% - 6.00% Conventional Mortgage Notes, due 2011 — 2019	$940.9	$937.8
1.73% Tax-exempt Mortgage Note due 2028	40.9	41.5

	$981.8	$979.3

Total notes payable	$2,572.1	$2,625.2

Floating rate debt included in secured notes (1.18% - 1.80%)	$189.5	$186.9
Floating rate tax-exempt debt included in secured notes (1.73%)	40.9	41.5
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2010, we had outstanding letters of credit totaling approximately $10.3 million, leaving approximately $589.7 million available under our unsecured line of credit.
At June 30, 2010 and 2009, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.3% and 2.0%, respectively.
During the three months ended March 31, 2010, we repaid the remaining principal amount of our $250 million, 4.39% senior unsecured notes which matured on January 15, 2010 for a total of approximately $55.3 million.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.2 years at June 30, 2010. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at June 30, 2010 are as follows:

		Weighted
		Average
(in millions)	Amount	Interest Rate
2010	$84.2	6.5%
2011	157.5	6.2
2012	761.9	5.4
2013	227.2	5.4
2014	10.1	6.0
2015 and thereafter	1,331.2	4.7

Total	$2,572.1	5.1%

On July 19, 2010, we repaid the remaining amounts outstanding of our $10.0 million, 4.90% medium term notes maturing in 2010 for a total of approximately $10.4 million, of which approximately $0.4 million represented accrued and unpaid interest.

8. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.
Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $21.7 million will be reclassified to interest expense. During the three and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the three or six months ended June 30, 2010 and 2009.
As of June 30, 2010, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$516.5 million
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
As of June 30, 2010, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 (in millions):
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$43.8	Other Liabilities	$41.1
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 and 2009 (in millions):
Effect of Derivative Instruments

Three Months Ended June 30,
Location of Gain
(Loss) Recognized
in Income on
	Amount of Gain (Loss)		Location of Loss	Amount of Loss		Derivative
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	Amount of Gain (Loss) Recognized in
	Comprehensive Income		Accumulated OCI	Accumulated OCI		and Amount	Income on Derivative (Ineffective
	(“OCI”) on Derivative		into Income	into Income (Effective		Excluded from	Portion and Amount Excluded from
	(Effective Portion)		(Effectiveness	Portion)		Effectiveness	Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Swaps	$(7.4)	$1.4	Interest expense	$5.8	$5.5	Not applicable	Not applicable

	Location of Gain/Loss	Amount of Loss Recognized in Income on
	Recognized in Income on	Derivative
Derivatives not designated as hedging instruments	Derivative	2010	2009

Interest Rate Cap	Other income/expense	$—	$0.1

Six Months Ended June 30,
Location of Gain
(Loss) Recognized
in Income on
	Amount of Gain (Loss)		Location of Loss	Amount of Loss		Derivative
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	Amount of Gain (Loss) Recognized in
	Comprehensive Income		Accumulated OCI	Accumulated OCI		and Amount	Income on Derivative (Ineffective
	(“OCI”) on Derivative		into Income	into Income (Effective		Excluded from	Portion and Amount Excluded from
	(Effective Portion)		(Effectiveness	Portion)		Effectiveness	Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Swaps	$(14.2)	$(1.6)	Interest expense	$11.7	$10.7	Not applicable	Not applicable

	Location of Gain/Loss	Amount of Loss Recognized in Income on
	Recognized in Income on	Derivative
Derivatives not designated as hedging instruments	Derivative	2010	2009

Interest Rate Cap	Other income/expense	$—	$0.1

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
At June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $45.8 million. As of June 30, 2010, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at June 30, 2010, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $45.8 million.
9. Share-based Compensation
Options. During the six months ended June 30, 2010, approximately 0.1 million options were exercised at prices ranging from $25.88 to $42.90 per option. The total intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $1.3 million. There were no options exercised during the six months ended June 30, 2009. As of June 30, 2010, there was approximately $2.6 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next four years.
The following table summarizes share options outstanding and exercisable at June 30, 2010:

	Outstanding Options (1)		Exercisable Options (1)		Remaining
		Weighted		Weighted	Contractual
		Average		Average	Life
Range of Exercise Prices	Number	Price	Number	Price	(Years)
$30.06–$41.91	611,918	$33.03	220,311	$38.31	6.1
$42.90–$44.00	508,835	43.32	452,940	43.25	3.9
$45.53–$73.32	728,124	49.57	498,412	50.29	5.8

Total options	1,848,877	$42.38	1,171,663	$45.31	5.3

(1)
The aggregate intrinsic value of outstanding options and exercisable options at June 30, 2010 was $4.9 million and $0.6 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $40.85 per share on June 30, 2010 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2010 (no options were granted during the quarter ended June 30, 2010):

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

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2010, the unamortized value of previously issued unvested share awards was approximately $27.8 million. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was approximately $10.1 million and $9.4 million, respectively.
The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the six months ended June 30, 2010:

		Weighted
	Options /	Average
	Share Awards	Exercise /
	Outstanding	Grant Price
Balance at December 31, 2009	4,826,757	$39.00
Vested share awards at December 31, 2009 (1)	(2,257,392)	(37.49)

Options and nonvested share awards outstanding at December 31, 2009	2,569,365	$40.32

Options
Granted	55,895	43.94
Exercised	(131,359)	31.96
Forfeited	(49,871)	46.85

Net options	(125,335)

Share Awards
Granted	370,036	39.89
Vested	(206,593)	(49.01)
Forfeited	(5,459)	38.52

Nonvested awards	157,984

Total outstanding options and nonvested share awards at June 30, 2010	2,602,014	$42.34

Nonvested share awards at June 30, 2010	753,137	$42.17

(1)	Balance includes 76,563 shares which do not impact compensation expense.
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Change in assets:
Other assets, net	$(734)	$6,848

Change in liabilities:
Accounts payable and accrued expenses	(9,270)	(16,129)
Accrued real estate taxes	5,175	6,849
Other liabilities	699	(1,590)

Change in operating accounts	$(4,130)	$(4,022)

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
Lease Commitments. At June 30, 2010, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.5 million for each of the six months ended June 30, 2010 and 2009. Minimum annual rental commitments for the remainder of 2010 are approximately $1.3 million, and for the years ending December 31, 2011 through 2014 are approximately $2.4 million, $2.0 million, $1.9 million, and $1.8 million, respectively, and approximately $1.7 million in the aggregate thereafter.
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
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 and 2009. These taxes are primarily for entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2010.
13. Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three and six months ended June 30, 2010 and 2009, income from discontinued operations included the results of operations of one operating property comprised of 602 apartment homes classified as held for sale. As of June 30, 2010, this property had an approximate net book value of $9.7 million. For the three and six months ended June 30, 2009, income from discontinued operations also included the results of operations of one operating property sold in 2009 through its sale date in the second quarter of 2009. We recognized a gain of approximately $16.9 million from the sale of the property, comprised of 671 apartment homes with a net book value of approximately $11.3 million, to an unaffiliated third party. This sale generated total net proceeds of approximately $28.0 million. There were no sales of operating properties during the six months ended June 30, 2010.
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009
Property revenues	$911	$2,360	$1,822	$4,603
Property expenses	520	1,145	1,108	2,249

	391	1,215	714	2,354

Depreciation and amortization	130	186	325	368

Income from discontinued operations	$261	$1,029	$389	$1,986

14. Fair Value Disclosures
For financial assets and liabilities fair valued on a recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction which occurs at the transaction date.
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

The following table presents information about our financial assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009 under the fair value hierarchy discussed above.

	June 30, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments	$36.9	$—	$—	$36.9	$49.7	$—	$—	$49.7
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$43.8	$—	$43.8	$—	$41.1	$—	$41.1
Deferred compensation plan investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at June 30, 2010 also reflects approximately $13.7 million of participant withdrawals from our deferred compensation plan investments during 2010.
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
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other Fair Value Disclosures. As of June 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated their fair value based on the short-term nature of these instruments.

In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. In instances where market conditions are not available, we follow the guidance of the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification to estimate fair value in a non-active market. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Value	Fair Value	Value	Fair Value

Notes receivable — affiliates	$38.5	$38.5	$45.8	$46.1
Fixed rate notes payable (1)	2,341.7	2,394.5	2,396.8	2,380.9
Floating rate notes payable	230.4	191.7	228.4	189.4

(1)
Includes a $500 million term loan entered into in 2007 and $16.5 million of a construction loan entered into in 2008 which are fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the six months ended June 30, 2010 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.
15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the six months ended June 30:

(in thousands)	2010	2009
Net income attributable to common shareholders	$4,419	$24,549
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	1,337	1,764
Increase in equity from purchase of noncontrolling interests	—	648

Change in common shareholders’ equity and net transfers from noncontrolling interests	$5,756	$26,961

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

Executive Summary
We are primarily engaged in the ownership, development, construction, and management of multifamily apartment communities. As of June 30, 2010, we owned interests in or operated 185 multifamily properties comprising 63,658 apartment homes across the United States as detailed in the following Property Portfolio table. Additionally, we also own land parcels we may develop into multifamily apartment communities.
During 2008 and 2009, the U.S. economy experienced a significant recession. Record levels of job losses and high unemployment rates impacted our business, resulting in declines in both rental rates and occupancy levels. During the most recent quarter our occupancy and rental rates increased modestly and signs of improvement were visible. However, we continue to expect 2010 to remain challenging and believe our property revenues will continue to decline in 2010 as compared to 2009. When economic conditions improve, we believe the short-term nature of our leases and the limited supply of new rental housing constructed should enhance our ability to realize revenue growth and improvement in our operating results.
During the near term, we plan to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing overhead costs. We intend to meet our long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.
We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover debt maturities and potential new development funding requirements in the short-term, which we believe should allow us to take advantage of investment opportunities in the future if and when they arise. Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities through our investment in and management of our discretionary investment funds (“the Funds”). Until the earlier of (i) December 31, 2011 or (ii) such time as 90% of their committed capital is invested, subject to two one-year extensions and certain exceptions, the Funds will be our exclusive investment vehicles for acquiring fully developed multifamily properties.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties for which development has been put on hold, is summarized as follows:

	June 30, 2010		December 31, 2009
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas	6,661	18	6,289	16
Dallas, Texas (1)	6,119	15	6,119	15
Washington, D.C. Metro	6,068	17	6,068	17
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Austin, Texas	2,454	8	2,454	8
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,658	185	63,286	183

Properties Under Development
Houston, Texas	—	—	372	2

Total Properties	63,658	185	63,658	185

Less: Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas (3)	2,199	7	2,199	7
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	711	2	711	2
Austin, Texas	601	2	601	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Other	3,237	9	3,237	9

Total Joint Venture Properties	13,071	44	13,071	44

Total Properties Owned 100%	50,587	141	50,587	141

(1)	Includes one multifamily property comprised of 602 apartment homes designated as held for sale as of June 30, 2010.

(2)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(3)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. Two of our recently completed properties reached stabilization during the six months ended June 30, 2010.

	Number of
($ in millions)	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Dulles Station
Oak Hill, VA	366	1Q09	2Q10
Camden Amber Oaks — joint venture
Austin, TX	348	2Q09	2Q10
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and expect to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of June 30, 2010. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense. Any gain or loss on the disposal of the properties held for sale, if any, is also classified as discontinued operations.
As of June 30, 2010, we had one operating property held for sale, comprised of 602 apartment homes with an approximate net book value of $9.7 million. During the six months ended June 30, 2009, we recognized a gain of approximately $16.9 million from the sale of one property, comprised of 671 apartment homes with an approximate net book value of $11.3 million, to an unaffiliated third party. This sale generated net proceeds of approximately $28.0 million. There were no sales of operating properties during the six months ended June 30, 2010.
Development and Lease-Up Properties
At June 30, 2010, we had one completed consolidated property in lease-up as follows:

	Number of			Date of	Estimated
($ in millions)	Apartment	Cost	% Leased at	Construction	Date of
Property and Location	Homes	Incurred	7/25/10	Completion	Stabilization

Camden Travis Street
Houston, TX (1)	253	$30.9	86%	1Q10	1Q11

(1)	Camden Travis Street is owned in a fully-consolidated joint venture, of which we retain a 25% ownership.
Our condensed consolidated balance sheet at June 30, 2010 included approximately $199.0 million related to properties under development and land, comprised of approximately $93.8 million invested in land for projects we plan to develop, and approximately $105.2 million invested in land tracts for which future development activities have been put on hold for the foreseeable future.

At June 30, 2010, we had investments in non-consolidated joint ventures which were developing the following multifamily communities:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	at
Property and Location	Ownership %	Homes	Incurred	7/25/10

Completed Communities (1)

Braeswood Place
Houston, TX	72%	340	$50.3	81%
Belle Meade
Houston, TX	72%	119	37.6	66%
Total Completed Communities		459	$87.9

		Total Acres
Pre-Development (2)
Lakes at 610
Houston, TX	30%	6.1	$7.2	—
Town Lake (3)
Austin, TX	72%	25.9	41.3	—

Pre-Development Total		32.0	$48.5

(1)	Properties in lease-up as of June 30, 2010.

(2)	Properties in pre-development by joint venture partner.

(3)	We have discontinued development activities on this project as of December 31, 2009.
Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Average monthly property revenue per apartment home	$1,020	$1,051	$1,014	$1,052
Annualized total property expenses per apartment home	$4,991	$5,050	$4,996	$4,967
Weighted average number of operating apartment homes owned 100%	50,078	49,573	50,027	49,494
Weighted average occupancy of operating apartment homes owned 100%	94.1%	94.4%	93.7%	94.0%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2010 as compared to the same periods in 2009:

	Apartment	Three Months				Six Months
	Homes At	Ended June 30,		Change		Ended June 30,		Change
($ in thousands)	6/30/10	2010	2009	$	%	2010	2009	$	%
Property revenues
Same store communities	46,757	$141,176	$146,012	$(4,836)	(3.3)%	$280,280	$292,064	$(11,784)	(4.0)%
Non-same store communities	3,228	10,425	9,052	1,373	15.2	21,205	17,789	3,416	19.2
Development and lease-up communities	253	461	—	461	100.0	661	—	661	100.0
Other	—	1,144	1,244	(100)	(8.0)	2,355	2,441	(86)	(3.5)

Total property revenues	50,238	$153,206	$156,308	$(3,102)	(2.0)%	$304,501	$312,294	$(7,793)	(2.5)

Property expenses
Same store communities	46,757	$56,620	$57,797	$(1,177)	(2.0)%	$113,464	$113,495	$(31)	—%
Non-same store communities	3,228	4,111	4,095	16	0.4	8,182	7,781	401	5.2
Development and lease-up communities	253	493	1	492	*	817	1	816	*
Other	—	1,262	692	570	82.4	2,493	1,631	862	52.9

Total property expenses	50,238	$62,486	$62,585	$(99)	(0.2)%	$124,956	$122,908	$2,048	1.7%

Same store communities are communities we owned and were stabilized as of January 1, 2009. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2009. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2009.
*      Not a meaningful percentage
Same store analysis
Same store property revenues for the three months ended June 30, 2010 decreased approximately $4.8 million, or 3.3%, from the same period in 2009. Same store rental revenues decreased approximately $5.0 million due to a modest decline in average occupancy and a 3.5% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by an approximate $0.2 million increase in other property revenue primarily due to utility rebilling programs, partially offset by decreases in miscellaneous income.
Same store property revenues for the six months ended June 30, 2010 decreased approximately $11.8 million, or 4.0%, from the same period in 2009. Same store rental revenues decreased approximately $12.2 million due to a modest decline in average occupancy and a 4.5% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry as discussed in the Executive Summary. The decrease was partially offset by an approximate $0.4 million increase in other property revenue primarily due to increases in revenues from our utility rebilling programs, partially offset by decreases in miscellaneous income.
Property expenses from our same store communities decreased approximately $1.2 million, or 2.0%, for the three months ended June 30, 2010 as compared to the same period in 2009. The decrease in same store property expenses was primarily due to lower real estate taxes as a result of declining rates and valuations at a number of our communities and a decline in compensation costs primarily due to lower incentive payments. These decreases were partially offset by increases in expenses related to our utility rebilling programs and higher property insurance costs. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $1.5 million, or 2.8%.
Property expenses from our same store communities decreased slightly for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in same store property expenses was primarily due to lower real estate taxes as a result of declining rates and valuations at a number of our communities and a decline in compensation costs primarily due to lower incentive payments. These decreases were partially offset by increases in expenses related to our utility rebilling programs, repairs and maintenance, and higher property insurance costs. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $0.9 million, or 0.9%.

Non-same store analysis
Property revenues from non-same store and development and lease-up communities increased approximately $1.8 million and $4.1 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Property expenses from non-same store and development and lease-up communities increased approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increases during the period were primarily due to five consolidated properties in our re-development and development pipelines reaching stabilization during 2009, and the completion and lease up of the remaining consolidated properties during the six months ended June 30, 2010. See “Development and Lease-Up Properties” above for additional detail of occupancy at properties in our development pipeline.
Other property analysis
Other property revenues relates primarily to retail lease income. Other property expenses increased approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase was primarily related to increases in property taxes expensed on land holdings for eight projects for which we decided in 2009 to postpone development for the foreseeable future. As a result, we ceased capitalization of expenses, including property taxes.
Non-property income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Fee and asset management	$2,045	$2,244	$(199)	(8.9)%	$3,883	$4,275	$(392)	(9.2)%
Interest and other income	492	1,097	(605)	(55.2)	3,537	1,832	1,705	93.1
Income (loss) on deferred compensation plans	(3,582)	7,660	(11,242)	*	(100)	3,508	(3,608)	(102.9)

Total non-property income (loss)	$(1,045)	$11,001	$(12,046)	(109.5)%	$7,320	$9,615	$(2,295)	(23.9)%

*	Not a meaningful percentage
Fee and asset management income decreased approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. These decreases were primarily related to declines in development and construction fees earned on our development joint ventures in 2010 as compared to 2009 due to the completion of construction activities at several joint venture communities in 2009 and 2010. The decrease was also the result of lower fees earned on our stabilized joint ventures due to declines in rental income during the three and six months ended June 30, 2010 as compared to the same periods in 2009. These decreases were partially offset by an increase in third-party construction activities during 2010.
Interest and other income decreased approximately $0.6 million and increased approximately $1.7 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The $1.7 million increase was primarily due to recognition of approximately $2.7 million of other income relating to indemnification provisions in an operating joint venture agreement which expired in January 2010. The increase in other income was partially offset by a $0.5 million decrease in interest income primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization and lower balances of outstanding mezzanine loans due in part to conversion of the mezzanine loans into additional equity interests in certain of our joint ventures in 2009 and 2010.
Losses on deferred compensation plans were approximately $3.6 million and $0.1 million for the three and six months ended June 30, 2010, respectively, as compared to income recognized of approximately $7.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Property management	$5,022	$4,542	$480	10.6%	$10,205	$9,471	$734	7.8%
Fee and asset management	1,262	1,303	(41)	(3.2)	2,456	2,438	18	0.7
General and administrative	7,367	7,246	121	1.7	14,771	15,478	(707)	(4.6)
Interest	31,742	34,002	(2,260)	(6.7)	63,297	66,247	(2,950)	(4.5)
Depreciation and amortization	42,660	43,702	(1,042)	(2.4)	86,278	87,500	(1,222)	(1.4)
Amortization of deferred financing costs	713	857	(144)	(16.8)	1,439	1,674	(235)	(14.0)
Expense (benefit) on deferred compensation plans	(3,582)	7,660	(11,242)	*	(100)	3,508	(3,608)	(102.9)

Total other expenses	$85,184	$99,312	$(14,128)	(14.2)%	$178,346	$186,316	$(7,970)	(4.3)%

*	Not a meaningful percentage
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase in 2010 was due to an increase in salary and benefit expenses, higher rental expense, and an increase in marketing costs.
General and administrative expense increased approximately $0.1 million and decreased approximately $0.7 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decrease during the six months ended June 30, 2010 as compared to 2009 was primarily due to $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff in January 2009, and a decrease in legal costs and discretionary expenses during the six months ended June 30, 2010. These decreases were partially offset by an increase in salary and benefit expenses, including long-term incentive compensation, during the three and six months ended June 30, 2010 as compared to 2009. General and administrative expenses were approximately 4.7% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for both the three and six months ended June 30, 2010, and were approximately 4.5% and 4.9% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three and six months ended June 30, 2009, respectively.
Interest expense for the three and six months ended June 30, 2010 decreased approximately $2.3 million and $3.0 million, respectively, as compared to the same periods in 2009. These decreases were primarily due to decreases in indebtedness as a result of early retirement of outstanding debt of approximately $325.0 million during the first six months of 2009 and payments of maturing secured and unsecured notes payable during 2009 and 2010. Additionally, interest expense was lower during the first six months of 2010 due to the reduction of balances outstanding on our unsecured line of credit during the second quarter of 2009. The early retirement of outstanding debt and reductions to the balances outstanding on our line of credit resulted in part from net proceeds received from the completion of our equity offering during the second quarter of 2009 of approximately $272.1 million. The decreases discussed above were partially offset by the increased interest expense incurred on our $420 million credit facility entered into during the second quarter of 2009. The decreases were further offset due to lower capitalized interest of approximately $1.2 million and $2.3 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily due to our decision in fiscal year 2009 to postpone the development of land holdings for eight future projects for the foreseeable future.
Depreciation and amortization decreased approximately $1.0 million and $1.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily due to more assets being fully depreciated in 2010 as compared to 2009, offset by new development and capital improvements placed in service during 2009 and 2010.
Amortization of deferred financing costs decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. These decreases were primarily due to the repurchase and retirement of certain series of notes during 2009, partially offset by additional financing costs incurred on our $420 million credit facility entered into in the second quarter of 2009.

The benefit on deferred compensation plans totaled approximately $3.6 million and $0.1 million for the three and six months ended June 30, 2010, respectively, as compared to an expense recognized of approximately $7.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income (loss) related to these plans, as discussed above.
Other

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Gain on sale of properties, including land	$236	$—	$236	100.0%	$236	$—	$236	100.0%

Loss on early retirement of debt	—	(2,716)	2,716	100.0	—	(2,550)	2,550	100.0
Equity in income (loss) of joint ventures	(436)	222	(658)	*	(541)	630	(1,171)	*

Income tax expense — current	(304)	(347)	(43)	(12.4)	(574)	(646)	(72)	(11.2)

*	Not a meaningful percentage
Loss on early retirement of debt was approximately $2.7 million and $2.6 million for the three and six months ended June 30, 2009, respectively, primarily due to the repurchase and retirement of approximately $317.6 million of various unsecured and secured notes from unrelated third parties for approximately $320.3 million during the three months ended June 30, 2009. The $2.7 million loss was partially offset by the repurchase and retirement of approximately $7.4 million of unsecured notes from unrelated third parties for approximately $7.2 million during the three months ended March 31, 2009. The loss on early retirement of debt includes reductions for applicable loan costs. There was no gain or loss on early retirement of debt for the three or six months ended June 30, 2010.
Equity in income (loss) of joint ventures decreased approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. These decreases were primarily the result of declining earnings by our stabilized operating joint ventures due to declines in rental income. The decreases were also due to certain development joint ventures which have recognized net operating losses during the lease-up phase of operations, offset by increases in earnings in other development joint ventures reaching or nearing stabilization during 2009 and 2010.
We incurred entity-level taxes for our operating partnerships and other state and local taxes totaling approximately $0.3 million for each of the three months ended June 30, 2010 and 2009, and totaling approximately $0.6 million for each of the six months ended June 30, 2010 and 2009. The slight decreases during the three and six months ended June 30, 2010 as compared to the same periods in 2009 were due to lower state income taxes incurred by our taxable REIT subsidiaries.
Noncontrolling interests

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Income allocated to noncontrolling interests from continuing operations	$(364)	$(422)	$(58)	(13.7)%	$(110)	$(943)	$(833)	(88.3)%
Income allocated to perpetual preferred units	(1,750)	(1,750)	—	—	(3,500)	(3,500)	—	—
Income allocated to noncontrolling interests from continuing operations decreased approximately $0.8 million for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease was primarily due to losses allocated to noncontrolling interests resulting from the completion and continued lease-up of a property within a fully-consolidated joint venture of which we retain a 25% ownership. This joint venture completed construction during the three months ended March 31, 2010.

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
Reconciliations of net income attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2010	2009	2010	2009
Funds from operations
Net income attributable to common shareholders	$2,134	$18,315	$4,419	$24,549
Real estate depreciation and amortization, including discontinued operations	41,579	42,863	84,218	85,873
Adjustments for unconsolidated joint ventures	2,298	1,961	4,461	3,877
Gain on sale of properties, including land and discontinued operations, net of taxes	—	(16,887)	—	(16,887)
Income allocated to noncontrolling interests	688	321	583	742

Funds from operations — diluted	$46,699	$46,573	$93,681	$98,154

Weighted average shares — basic	68,090	61,499	67,287	58,542
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	296	—	234	—
Common units	2,601	2,858	2,625	2,888

Weighted average shares — diluted	70,987	64,357	70,146	61,430

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 2.5 times for each of the three and six months ended June 30, 2010, and approximately 2.5 and 2.6 times for the three and six months ended June 30, 2009, respectively. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, depreciation, amortization, and interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At June 30, 2010 and 2009, approximately 72.8% and 73.2%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was approximately 5.2 years at June 30, 2010.
Due to the instability experienced during the challenging economic environment, we believe the strength of an economic recovery is unclear and these conditions may not improve quickly. We plan to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling and reducing overhead costs.
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
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2010 and 2009.
Net cash from operating activities was approximately $100.0 million during the six months ended June 30, 2010 as compared to approximately $105.7 million for the same period in 2009. The decrease was primarily due to declines in property revenues within our same store communities offset by an increase in revenues from certain non-same store communities reaching stabilization in 2009. The decrease in net cash from operating activities was offset by lower interest payments and the timing of payments relating to accounts payable and accrued expenses.
Net cash used in investing activities during the six months ended June 30, 2010 totaled approximately $28.4 million as compared to approximately $3.3 million during the six months ended June 30, 2009. Cash outflows for property development and capital improvements were approximately $27.9 million during the six months ended June 30, 2010 as compared to approximately $33.1 million for the same period in 2009 due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2010 as compared to 2009. The cash outflows during the six months ended June 30, 2009 were offset primarily by proceeds received from the sale of one operating property of approximately $28.0 million and from payments received on notes receivable — other for approximately $8.7 million.
Net cash used in financing activities totaled approximately $7.6 million for the six months ended June 30, 2010, primarily as a result of the repayment of maturing outstanding unsecured notes payable of approximately $57.0 million, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $66.7 million. The cash outflows were partially offset by cash receipts of approximately $106.4 million relating to proceeds received from the sale of approximately 2.3 million common shares under our ATM share offering program entered into in March 2010. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $4.1 million relating to proceeds received from participant withdrawals from our deferred compensation plans and approximately $4.2 million for proceeds received from secured notes payable relating to a construction loan for a consolidated joint venture. Net cash provided by financing activities totaled approximately $47.9 million during the six months ended June 30, 2009, primarily due to proceeds from the issuance of a $420 million secured credit facility entered into during the second quarter of 2009. Additionally, we received net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009. These increases in cash flows from financing activities were offset by cash outflows of approximately $565.2 million used for the repayment of notes payable and pay-off of all amounts outstanding on our unsecured line of credit, and approximately $86.4 million used for distributions paid to shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

Financial Flexibility
We have a $600 million unsecured credit facility which matures in January 2011. The scheduled interest rate spreads are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of six months or less and may not exceed the lesser of $300 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance. We are currently in discussions with various lenders regarding a new unsecured credit facility to replace our existing $600 million unsecured credit facility. We believe the new unsecured credit facility will be finalized during the third quarter of 2010.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2010, we had outstanding letters of credit totaling approximately $10.3 million, leaving approximately $589.7 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of June 30, 2010, we had approximately 67.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales will depend on a variety of factors we determine from time to time, including, among others, market conditions, the trading price of our common shares and determinations of the appropriate sources of funding for us. During the six months ended June 30, 2010, we sold approximately 2.3 million common shares at an average price of $46.61 per share for total net consideration of approximately $106.4 million through the ATM share offering program. As of June 30, 2010, we had common shares having an aggregate offering price of up to $141.8 million remaining available for sale under the ATM program. No additional shares were sold through July 30, 2010 (the date the financial statements were issued).
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as by our ability to borrow on a secured basis from Fannie Mae, Freddie Mac, and other sources. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future. The capital and credit markets have been experiencing continued volatility. We have noted a recent increase in issuances of debt and equity by REITs at more attractive rates. While this may be a positive sign, we are uncertain if this level of activity will increase or continue.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. During the remainder of 2010, approximately $84.2 million of debt, including scheduled principal amortizations, is scheduled to mature. On July 19, 2010, we repaid the remaining amounts outstanding of our $10.0 million, 4.90% medium term notes maturing in 2010 for a total of approximately $10.4 million, of which approximately $0.4 million represented accrued and unpaid interest. We intend to meet our long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.

In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2010, we announced our Board of Trust Managers had declared a dividend distribution of $0.45 per share to common shareholders of record as of June 30, 2010. The dividend was subsequently paid on July 16, 2010. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $1.80 per share or equivalent unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are also committed to additional funding under mezzanine loans provided to joint ventures. We have guaranteed no more than our proportionate interest, totaling approximately $63.5 million, of five loans utilized for construction and development activities for our joint ventures. Our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $6.0 million at June 30, 2010.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. The short-term nature of our leases generally minimizes our risk from the adverse affects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements, but could potentially have a material impact on future reconsideration events and subsequent reassessment of VIE status.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Reserved
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

10.1	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007

10.2	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007

10.3	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders

10.4	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (1)

10.5
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 30, 2010.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 30, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 30, 2010

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
10.1	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007

10.2	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007

10.3	Form of First Amendment to Credit Agreement, dated as of January 18, 2006, among Camden Property Trust and Bank of America, N.A. on behalf of itself and the Lenders

10.4	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (1)

10.5
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 30, 2010.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 30, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.