Form 10-Q
period 2010-09-30
CAMDEN PROPERTY TRUST
filed 2010-11-05
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
On November 1, 2010, 68,677,146 common shares of the registrant were outstanding.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2010	2009
Assets
Real estate assets, at cost
Land	$763,559	$747,921
Buildings and improvements	4,613,036	4,512,124

	5,376,595	5,260,045
Accumulated depreciation	(1,263,173)	(1,149,056)

Net operating real estate assets	4,113,422	4,110,989
Properties under development, including land	198,377	201,581
Investments in joint ventures	33,226	43,542
Properties held for sale	9,737	—

Total real estate assets	4,354,762	4,356,112

Accounts receivable — affiliates	32,269	36,112
Notes receivable — affiliates	17,509	45,847
Other assets, net	105,950	102,114
Cash and cash equivalents	91,071	64,156
Restricted cash	5,174	3,658

Total assets	$4,606,735	$4,607,999

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,507,858	$1,645,926
Secured	1,034,354	979,273
Accounts payable and accrued expenses	82,598	74,420
Accrued real estate taxes	40,340	23,241
Distributions payable	34,548	33,025
Other liabilities	144,146	145,176

Total liabilities	2,843,844	2,901,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 83,129 and 79,543 issued; 80,381 and 76,996 outstanding, respectively	804	770
Additional paid-in capital	2,673,606	2,525,656
Distributions in excess of net income attributable to common shareholders	(580,046)	(492,571)
Notes receivable secured by common shares	—	(101)
Treasury shares, at cost (12,766 and 12,897 shares, respectively)	(461,255)	(462,188)
Accumulated other comprehensive loss	(41,302)	(41,155)

Total common equity	1,591,807	1,530,411
Noncontrolling interests	73,159	78,602

Total equity	1,664,966	1,609,013

Total liabilities and equity	$4,606,735	$4,607,999

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Property revenues
Rental revenues	$133,601	$132,758	$395,258	$403,248
Other property revenues	22,675	22,467	65,519	64,271

Total property revenues	156,276	155,225	460,777	467,519

Property expenses
Property operating and maintenance	47,430	46,266	135,844	132,285
Real estate taxes	16,817	17,803	53,359	54,692

Total property expenses	64,247	64,069	189,203	186,977

Non-property income
Fee and asset management	2,145	1,818	6,028	6,093
Interest and other income	451	582	3,988	2,414
Income on deferred compensation plans	6,918	8,194	6,818	11,702

Total non-property income	9,514	10,594	16,834	20,209

Other expenses
Property management	4,789	4,377	14,994	13,848
Fee and asset management	1,155	1,074	3,611	3,512
General and administrative	7,568	7,532	22,339	23,010
Interest	31,781	31,117	95,078	97,364
Depreciation and amortization	43,685	42,697	129,963	130,197
Amortization of deferred financing costs	1,185	682	2,624	2,356
Expense on deferred compensation plans	6,918	8,194	6,818	11,702

Total other expenses	97,081	95,673	275,427	281,989

Gain on sale of properties, including land	—	—	236	—
Loss on early retirement of debt	—	—	—	(2,550)
Equity in income (loss) of joint ventures	(244)	(38)	(785)	592

Income from continuing operations before income taxes	4,218	6,039	12,432	16,804
Income tax expense — current	(712)	(126)	(1,286)	(772)

Income from continuing operations	3,506	5,913	11,146	16,032
Income from discontinued operations	326	279	715	2,265
Gain on sale of discontinued operations	—	—	—	16,887

Net income	3,832	6,192	11,861	35,184
Less income allocated to noncontrolling interests from continuing operations	(432)	(505)	(542)	(1,448)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Net income attributable to common shareholders	$1,650	$3,937	$6,069	$28,486

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.02	$0.06	$0.08	$0.15
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	—	0.01	0.31

Net income attributable to common shareholders	$0.02	$0.06	$0.09	$0.46

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.02	$0.06	$0.08	$0.15
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	—	0.01	0.31

Net income attributable to common shareholders	$0.02	$0.06	$0.09	$0.46

Distributions declared per common share	$0.45	$0.45	$1.35	$1.60

Weighted average number of common shares outstanding	69,100	66,094	67,898	61,087
Weighted average number of common shares and dilutive equivalent common shares outstanding	69,441	66,602	68,169	61,579

Net income attributable to common shareholders
Income from continuing operations	$3,506	$5,913	$11,146	$16,032
Less income allocated to noncontrolling interests from continuing operations	(432)	(505)	(542)	(1,448)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Income from continuing operations attributable to common shareholders	1,324	3,658	5,354	9,334
Income from discontinued operations, including gain on sale, attributable to common shareholders	326	279	715	19,152

Net income attributable to common shareholders	$1,650	$3,937	$6,069	$28,486

Condensed Consolidated Statements of Comprehensive Income:

Net income	$3,832	$6,192	$11,861	$35,184
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(5,323)	(8,732)	(19,549)	(10,307)
Reclassification of net losses on cash flow hedging activities	5,825	5,697	17,488	16,442
Unrealized gain on available-for-sale securities, net of tax	1,914	—	1,914	—

Comprehensive income	6,248	3,157	11,714	41,319
Less income allocated to noncontrolling interests from continuing operations	(432)	(505)	(542)	(1,448)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Comprehensive income attributable to common shareholders	$4,066	$902	$5,922	$34,621

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	preferred units

December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income			6,069				542	6,611	5,250
Other comprehensive loss						(147)		(147)
Common shares issued	29	134,588						134,617
Net share awards	4	8,919						8,923
Employee stock purchase plan		(150)			933			783
Common share options exercised	1	2,459						2,460
Conversions of operating partnership units	2	2,130					(2,132)	—
Distributions to perpetual preferred units									(5,250)
Distributions to common shareholders and noncontrolling interests			(93,544)				(3,863)	(97,407)
Other	(2)	4		101			10	113

September 30, 2010	$804	$2,673,606	$(580,046)	$—	$(461,255)	$(41,302)	$73,159	$1,664,966	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other			Perpetual
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		preferred
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	units

December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income			28,486				1,448	29,934	5,250
Other comprehensive income						6,135		6,135
Common shares issued	104	272,008						272,112
Net share awards		8,110						8,110
Employee stock purchase plan		(215)			1,027			812
Common share options exercised		513						513
Conversions and redemptions of operating partnership units	1	3,760					(3,777)	(16)
Purchase of noncontrolling interests		648					(748)	(100)
Distributions to perpetual preferred units									(5,250)
Distributions to common shareholders and noncontrolling interests			(99,442)				(4,934)	(104,376)
Other	5	(2)		194	(6)			191

September 30, 2009	$770	$2,522,525	$(383,265)	$(101)	$(462,188)	$(44,921)	$81,851	$1,714,671	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$11,861	$35,184
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	129,419	128,797
Gain on sale of discontinued operations	—	(16,887)
Gain on sale of properties, including land	(236)	—
Distributions of income from joint ventures	3,870	4,431
Equity in (income) loss of joint ventures	785	(592)
Interest from notes receivable — affiliates	(231)	(321)
Share-based compensation	8,502	7,035
Loss on early retirement of debt	—	2,550
Amortization of deferred financing costs	2,624	2,356
Accretion of discount on unsecured notes payable	384	502
Net change in operating accounts	21,483	22,340

Net cash from operating activities	$178,461	$185,395

Cash flows from investing activities
Development and capital improvements	$(43,927)	$(55,068)
Proceeds from sales of properties, including land and discontinued operations, net	937	28,078
Payments received on notes receivable — other	—	8,710
Increase in notes receivable — affiliates	(511)	(6,219)
Investments in joint ventures	(5,094)	(22,796)
Other	(1,464)	(3,135)

Net cash from investing activities	$(50,059)	$(50,430)

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2010	2009
Cash flows from financing activities
Borrowings on unsecured line of credit	$37,000	$—
Repayments on unsecured line of credit	(37,000)	(145,000)
Repayment of notes payable	(192,247)	(502,880)
Proceeds from notes payable	57,601	436,797
Proceeds from issuance of common shares, net	134,617	272,112
Distributions to common shareholders, perpetual preferred units, and noncontrolling interests	(101,052)	(119,538)
Payment of deferred financing costs	(6,528)	(3,960)
Net decrease in accounts receivable — affiliates	3,843	1,051
Other	2,279	729

Net cash from financing activities	$(101,487)	$(60,689)

Net increase in cash and cash equivalents	26,915	74,276
Cash and cash equivalents, beginning of period	64,156	7,407

Cash and cash equivalents, end of period	$91,071	$81,683

Supplemental information
Cash paid for interest, net of interest capitalized	$87,116	$94,443
Cash paid for income taxes	1,280	1,800

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$34,548	$33,028
Value of shares issued under benefit plans, net of cancellations	14,465	8,454
Conversion of operating partnership units to common shares	2,132	3,753
Accrual associated with construction and capital expenditures	4,140	5,401
Conversion of mezzanine notes to joint venture equity	28,944	9,213
Change in fair value of available-for-sale investments, net of tax	1,914	—
Consolidation of joint venture at fair value, net of cash:
Real estate assets, net	92,726	—
In-place leases	1,193	—
Other assets	289	—
Mortgage debt assumed	52,144	—
Other liabilities	561	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, development, construction, and management of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2010, we owned interests in or operated 189 multifamily properties comprising 64,681 apartment homes across the United States. In addition, we own other land parcels we may develop into multifamily apartment communities; one multifamily property comprised of 602 apartment homes was designated as held for sale.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us.
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2009 Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective.
In addition, we evaluate our investments in joint ventures and mezzanine construction financing and if, with respect to investments, we believe there is an other than temporary decline in market value, or if, with respect to mezzanine loans, it is probable we will not collect all amounts due in accordance with the terms, we will record an impairment charge based on these evaluations. In general, we provide mezzanine loans to affiliated joint ventures constructing or operating multifamily assets. While we believe it is currently probable we will collect all amounts due with respect to these mezzanine loans, changes in market conditions related to credit markets and real estate market fundamentals inject a significant amount of uncertainty into the environment. Any adverse economic or market development may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to our mezzanine loans.

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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $1.3 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, and approximately $2.7 million and $7.6 million for the three and nine months ended September 30, 2009, respectively. Capitalized real estate taxes were approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, and approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2009, respectively.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, available-for-sale investments, and other miscellaneous receivables. Available-for-sale investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprises approximately 98% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for all periods presented.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates related to the valuation of our investments in joint ventures and mezzanine financing, and estimates of expected losses of potential variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
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

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.7 million and 5.0 million for the three and nine months ended September 30, 2010, respectively, and was approximately 4.9 million for both the three and nine months ended September 30, 2009. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they were determined to be anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$1,324	$3,658	$5,354	$9,334

Amount allocated to participating securities	(24)	(3)	(94)	(226)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	1,300	3,655	5,260	9,108
Income from discontinued operations, including gain on sale, attributable to common shareholders	326	279	715	19,152

Net income attributable to common shareholders, as adjusted — basic	$1,626	$3,934	$5,975	$28,260

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.02	$0.06	$0.08	$0.15
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	—	—	0.01	0.31

Net income attributable to common shareholders, as adjusted — per share	$0.02	$0.06	$0.09	$0.46

Weighted average number of common shares outstanding	69,100	66,094	67,898	61,087

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$1,300	$3,655	$5,260	$9,108
Income allocated to common units	—	9	—	29

Income from continuing operations attributable to common shareholders, as adjusted	1,300	3,664	5,260	9,137
Income from discontinued operations, including gain on sale, attributable to common shareholders	326	279	715	19,152

Net income attributable to common shareholders, as adjusted	$1,626	$3,943	$5,975	$28,289

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.02	$0.06	$0.08	$0.15
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	—	—	0.01	0.31

Net income attributable to common shareholders, as adjusted — per share	$0.02	$0.06	$0.09	$0.46

Weighted average number of common shares outstanding	69,100	66,094	67,898	61,087

Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	341	36	271	13
Common units	—	472	—	479

Weighted average number of common shares and dilutive equivalent common shares outstanding	69,441	66,602	68,169	61,579

4. Common Shares
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of September 30, 2010, we had approximately 67.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
The following table presents activity under our ATM share offering program for the periods presented (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Common shares sold	0.6	2.9
Total net consideration	$28.2	$134.6

Average price per share	$48.05	$46.91

During the fourth quarter of 2010, we issued approximately 1.0 million common shares at an average price of $49.25 per share for total net consideration of approximately $50.4 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $61.9 million remaining available for sale under the ATM program.
5. Investments in Joint Ventures
As of September 30, 2010, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 23 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the majority of these joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

	September 30,	December 31,
(in millions)	2010	2009
Total assets	$1,121.4	$1,202.0
Total third-party debt	949.9	980.9
Total equity	134.6	151.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$35.3	$35.2	$103.6	$103.2
Net loss	(5.0)	(5.8)	(15.2)	(12.9)
Equity in income (loss) (1)	(0.2)	—	(0.8)	0.6

(1)
Equity in income (loss) of unconsolidated joint ventures excludes our ownership interest of fee income from various property management services and interest income from mezzanine loans with our joint ventures.

The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $47.8 million, of four loans utilized for construction and development activities for our joint ventures.
Mezzanine loans we have made to affiliate joint ventures are recorded as “Notes receivable — affiliates” as discussed in Note 6, “Notes Receivable.”
We may earn fees for property and asset management, construction, development, and other services related primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.1 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $6.0 million and $6.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. We eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
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
In July 2010, we acquired two multifamily properties for approximately $41 million on behalf of one of our discretionary investment funds (the “Funds”) in which we have a 20% ownership interest. One property is comprised of 306 units located in Houston, Texas and the second property is a 110 unit substantially complete development community located in Atlanta, Georgia.

In August 2010, the ownership of one of our joint ventures, which owns a multifamily property located in Irvine, California, was restructured and resulted in our ownership interest increasing from 30% to 99.99%. We previously accounted for this joint venture in accordance with the equity method of accounting. Following this restructuring, we have consolidated this entity for financial reporting purposes. At the time of this restructuring, we recorded the assets and liabilities of the joint venture at fair value, which has resulted in an increase of net real estate assets of approximately $92.7 million and a reduction to investments in joint ventures and notes receivable-affiliates of approximately $21.2 million and $20.7 million, respectively. We did not record a gain or loss on this restructuring as the net consideration approximated the fair market value of the net assets received. Subsequent to this restructuring, we repaid the joint venture’s existing $52.1 million secured note, which accrued interest at LIBOR plus 2.25%, and the joint venture entered into a 35 year secured credit agreement with a third-party lender in the amount of $53.0 million with an effective annual interest rate of 4.35%.
6. Notes Receivable
Notes Receivable — affiliates. We provide mezzanine financing with rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 3% to a fixed maximum rate of 12% per year, to certain of our joint ventures. As of September 30, 2010 and December 31, 2009, the balance of “Notes receivable — affiliates” totaled approximately $17.5 million and $45.8 million, respectively, on notes maturing through 2019. We eliminate the interest income to the extent of our percentage ownership in the joint ventures. We have reviewed the terms and conditions underlying these notes receivable and believe these notes are collectible and no impairment existed at September 30, 2010.
At September 30, 2010, our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $6.0 million.
7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
	September 30,	December 31,
(in millions)	2010	2009
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
$500 million term loan, due 2012	500.0	500.0

	$500.0	$500.0

Senior unsecured notes
$250.0 million 4.39% Notes, due 2010	—	55.3
$100.0 million 6.75% Notes, due 2010	—	57.8
$150.0 million 7.69% Notes, due 2011	87.9	87.9
$200.0 million 5.93% Notes, due 2012	189.4	189.4
$200.0 million 5.45% Notes, due 2013	199.6	199.4
$250.0 million 5.08% Notes, due 2015	249.2	249.0
$300.0 million 5.75% Notes, due 2017	246.1	246.1

	$972.2	$1,084.9

Medium-term notes
$10.0 million 4.90% Notes, due 2010	—	10.2
$14.5 million 6.79% Notes, due 2010	—	14.5
$35.0 million 4.99% Notes, due 2011	35.6	36.3

	$35.6	$61.0

Total unsecured notes payable	$1,507.8	$1,645.9

	Balance at
	September 30,	December 31,
(in millions)	2010	2009
Secured notes
1.18% – 6.00% Conventional Mortgage Notes, due 2011 – 2045	$993.8	$937.8
1.72% Tax-exempt Mortgage Note due 2028	40.6	41.5

	$1,034.4	$979.3

Total notes payable	$2,542.2	$2,625.2

Floating rate debt included in secured notes (1.18% – 1.71%)	$189.8	$186.9
Floating rate tax-exempt debt included in secured notes (1.72%)	40.6	41.5
In August 2010, we entered into a $500 million unsecured credit facility, with the ability to further increase to $600 million, which matures in August 2012 and may be extended at our option to August 2013. This facility replaced our $600 million unsecured credit facility which was scheduled to mature in January 2011. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2010, we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $489.8 million available under our unsecured line of credit.
Subsequent to the restructuring of one of our unconsolidated joint ventures in August 2010, this now fully consolidated joint venture entered into a 35 year secured credit agreement with a third-party lender in the amount of $53.0 million with an effective annual interest rate of 4.35%. Refer to Note 5, “Investments in Joint Ventures,” for further discussion of this transaction.
At September 30, 2010 and 2009, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.3% and 1.2%, respectively.
During the three months ended March 31, 2010, we repaid the remaining principal amount of our $250 million, 4.39% senior unsecured notes which matured on January 15, 2010 for a total of approximately $55.3 million. During the three months ended September 30, 2010, we repaid the remaining amounts outstanding on our $10.0 million, 4.90% and $14.5 million, 6.79% medium-term notes and our $100.0 million, 6.75% fixed-rate notes maturing in 2010 for a total of approximately $82.3 million. We have no scheduled debt maturities for the remainder of 2010.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.7 years at September 30, 2010. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at September 30, 2010 are as follows:

			Weighted
			Average
(in millions)	Amount		Interest Rate
2010	$1.1	*	—%
2011	158.5		6.2
2012	762.7		5.4
2013	228.0		5.4
2014	11.0		6.0
2015 and thereafter	1,380.9		4.7

Total	$2,542.2		5.0%

*	This balance consists entirely of scheduled principal amortizations.
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
Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $23.0 million will be reclassified to interest expense. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the three or nine months ended September 30, 2010 and 2009.
As of September 30, 2010, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	2	$516.6 million
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

As of September 30, 2010, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million
The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009 (in millions):
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$43.3	Other Liabilities	$41.1
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in millions):
Effect of Derivative Instruments

Three Months Ended September 30,
Location of Gain
(Loss) Recognized
in Income on
	Amount of Loss		Location of Loss	Amount of Loss		Derivative
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	Amount of Gain (Loss) Recognized in
	Comprehensive Income		Accumulated OCI	Accumulated OCI		and Amount	Income on Derivative (Ineffective
Derivatives in Cash	(“OCI”) on Derivative		into Income	into Income (Effective		Excluded from	Portion and Amount Excluded from
Flow Hedging	(Effective Portion)		(Effective	Portion)		Effectiveness	Effectiveness Testing)
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Swaps	$(5.3)	$(8.7)	Interest expense	$5.8	$5.7	Not applicable	Not applicable

	Location of Gain/Loss	Amount of Loss Recognized in Income on
Derivatives not designated as	Recognized in Income on	Derivative
hedging instruments	Derivative	2010	2009

Interest Rate Cap	Other income/expense	$—	$—

Nine Months Ended September 30,
Location of Gain
(Loss) Recognized
in Income on
	Amount of Loss		Location of Loss	Amount of Loss		Derivative
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	Amount of Gain (Loss) Recognized in
	Comprehensive Income		Accumulated OCI	Accumulated OCI		and Amount	Income on Derivative (Ineffective
Derivatives in Cash	(“OCI”) on Derivative		into Income	into Income (Effective		Excluded from	Portion and Amount Excluded from
Flow Hedging	(Effective Portion)		(Effective	Portion)		Effectiveness	Effectiveness Testing)
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Swaps	$(19.5)	$(10.3)	Interest expense	$17.5	$16.4	Not applicable	Not applicable

	Location of Gain/Loss	Amount of Loss Recognized in Income on
Derivatives not designated as	Recognized in Income on	Derivative
hedging instruments	Derivative	2010	2009

Interest Rate Cap	Other income/expense	$—	$0.1
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
At September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $45.0 million. As of September 30, 2010, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at September 30, 2010, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $45.0 million.
9. Share-based Compensation
Options. During the nine months ended September 30, 2010, approximately 0.1 million options were exercised at prices ranging from $25.88 to $42.90 per option. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $1.4 million. As of September 30, 2010, there was approximately $2.5 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next four years.

The following table summarizes share options outstanding and exercisable at September 30, 2010:

	Outstanding Options (1)		Exercisable Options (1)		Remaining
		Weighted		Weighted	Contractual
Range of Exercise		Average		Average	Life
Prices	Number	Price	Number	Price	(Years)
$30.06–$41.91	609,076	$33.03	217,469	$38.39	6.7
$42.90–$44.00	508,835	43.32	452,940	43.25	3.6
$45.53–$73.32	728,124	49.57	498,412	50.29	5.5

Total options	1,846,035	$42.39	1,168,821	$45.34	5.4

(1)
The aggregate intrinsic value of outstanding options and exercisable options at September 30, 2010 was approximately $11.9 million and $4.7 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $47.97 per share on September 30, 2010 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted during the three months ended March 31, 2010 (no additional options have been granted as of September 30, 2010):

Weighted average fair value of options granted	$11.69
Expected volatility	35.6% – 39.2%
Risk-free interest rate	3.6% – 3.7%
Expected dividend yield	4.1% – 4.4%
Expected life (in years)	7.0 – 9.0
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
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2010, the unamortized value of previously issued unvested share awards was approximately $24.9 million. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was approximately $10.1 million and $9.4 million, respectively.

The following table summarizes activity under our 1993 and 2002 Share Incentive Plans for the nine months ended September 30, 2010:

		Weighted		Weighted
		Average	Share	Average
	Options	Exercise /	Awards	Exercise /
	Outstanding	Grant Price	Outstanding	Grant Price
Balance at December 31, 2009	1,974,212	$41.40	2,852,545	$39.66
Vested share awards at December 31, 2009 (1)			(2,257,392)	34.63

Options and nonvested share awards outstanding at December 31, 2009	1,974,212	$41.40	595,153	$46.20

Granted	55,895	43.94	371,436	40.01
Exercised/Vested	(134,201)	31.98	(206,593)	49.01
Forfeited	(49,871)	46.85	(8,214)	39.41

Net activity	(128,177)		156,629

Total options and nonvested share awards outstanding at September 30, 2010	1,846,035	$42.39	751,782	$42.23

(1)	Balance includes 76,563 shares which do not impact compensation expense.
10. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Change in assets:
Other assets, net	$(6,262)	$5,470

Change in liabilities:
Accounts payable and accrued expenses	8,116	(2,278)
Accrued real estate taxes	16,938	19,081
Other liabilities	2,691	67

Change in operating accounts	$21,483	$22,340

11. Commitments and Contingencies
Construction Contracts. As of September 30, 2010, we were obligated for approximately $62.7 million of additional expenditures on our construction projects currently under development. We expect to fund these amounts through available cash balances and draws on our unsecured line of credit.
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
Lease Commitments. At September 30, 2010, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for both the three months ended September 30, 2010 and 2009 and approximately $2.2 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. Minimum annual rental commitments for the remainder of 2010 are approximately $0.7 million, and for the years ending December 31, 2011 through 2014 are approximately $2.5 million, $2.1 million, $1.9 million, and $1.8 million, respectively, and approximately $1.7 million in the aggregate thereafter.
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
12. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010 and 2009. These taxes are primarily for entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2010.

13. Discontinued Operations and Assets Held for Sale
For the three and nine months ended September 30, 2010 and 2009, income from discontinued operations included the results of operations of one operating property, placed in service in 1986 and comprised of 602 apartment homes, classified as held for sale. As of September 30, 2010, this property had an approximate net book value of $9.7 million. For the three and nine months ended September 30, 2009, income from discontinued operations also included the results of operations of one operating property sold in 2009 through its sale date in the second quarter of 2009. We received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale of the property to an unaffiliated third party. There were no sales of operating properties during the nine months ended September 30, 2010.
The following is a summary of income from discontinued operations, excluding gain on sale of discontinued operations, for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2010	2009	2010	2009
Property revenues	$952	$1,149	$2,774	$5,752
Property expenses	626	672	1,734	2,921

	326	477	1,040	2,831

Depreciation and amortization	—	198	325	566

Income from discontinued operations	$326	$279	$715	$2,265

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
The following table presents information about our financial assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009 under the fair value hierarchy discussed above (there was no Level 3 activity during the periods presented).

	September 30, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments	$41.8	$—	$—	$41.8	$49.7	$—	$—	$49.7
Available-for-sale investment	3.1	—	—	3.1	—	—	—	—
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$43.3	$—	$43.3	$—	$41.1	$—	$41.1

Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at September 30, 2010 also reflects approximately $16.1 million of participant withdrawals from our deferred compensation plan investments during 2010.
Available-for-sale Investments. A company in which we had invested approximately $0.2 million completed an initial public offering during the three months ending September 30, 2010. We have classified this investment as available-for-sale under the Accounting Standards Codification (the “Codification”) and recorded these securities as a component of other assets, with any unrealized gains or losses, net of tax, included in accumulated other comprehensive income (loss). The available-for-sale investments are included in Level 1 in the preceding table and are valued using quoted market prices. The following table sets forth the maturity, cost, gross unrealized gains, and fair value of our available-for-sale investment held as of September 30, 2010 (we did not have any available-for-sale investments at December 31, 2009):

(in millions)
Available-for-sale
Investment	Cost	Unrealized Gains		Fair Value

Marketable securities with no maturity date	$0.2	$2.9	(1)	$3.1

(1)	The unrealized gain of approximately $2.9 million is partially offset by approximately $1.0 million of deferred income tax.
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
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other Fair Value Disclosures. As of September 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated their fair value based on the short-term nature of these instruments.

In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. In instances where market conditions are not available, we follow the guidance of the Fair Value Measurements and Disclosures Topic of the Codification to estimate fair value in a non-active market. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Value	Fair Value	Value	Fair Value

Notes receivable — affiliates	$17.5	$18.1	$45.8	$46.1
Fixed rate notes payable (1)	2,311.8	2,423.6	2,396.8	2,380.9
Floating rate notes payable	230.4	193.5	228.4	189.4

(1)
Includes a $500 million term loan entered into in 2007 and $16.6 million of a construction loan entered into in 2008 which are fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the nine months ended September 30, 2010 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.
15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the nine months ended September 30:

(in thousands)	2010	2009
Net income attributable to common shareholders	$6,069	$28,486
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	2,132	3,760
Increase in equity from purchase of noncontrolling interests	—	648

Change in common shareholders’ equity and net transfers from noncontrolling interests	$8,201	$32,894

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

Executive Summary
We are primarily engaged in the ownership, development, construction, and management of multifamily apartment communities. As of September 30, 2010, we owned interests in or operated 189 multifamily properties comprised of 64,681 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
The U.S. economy has experienced a significant recession. Record levels of job losses and high unemployment rates impacted our business, resulting in declines in both rental rates and occupancy levels. Despite unemployment rates remaining at high levels, our results for the most recent two quarters reflect sequential rental revenue growth due to achieving higher rental rates and improvements in occupancy. We believe the current positive trend is due in part to the continued decline in home ownership rates and the limited supply of new rental housing construction. We expect improvements in rental rates to continue in 2010 and believe sustained rental growth and improvements in operating results will depend on, among other things, the timing and extent of employment growth, supply levels of new multifamily housing, the continuation of declining home ownership rate trends, and changing sentiment toward home ownership.
During the quarter ended September 30, 2010, we acquired two multifamily properties for approximately $41 million on behalf of one of the Funds in which we have a 20% ownership interest. One property is comprised of 306 units located in Houston, Texas and the second property is a 110 unit substantially complete development community located in Atlanta, Georgia.
Additionally, during the third quarter of 2010 we began construction on two development projects. As of September 30, 2010, we were obligated for approximately $62.7 million of additional expenditures on these projects. We expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We expect to start one development project in the fourth quarter of 2010. Upon completion of construction, which is expected to occur during 2012, these three projects will add approximately 700 apartment homes to our portfolio. We are also evaluating the timing of additional development projects during fiscal year 2011 and beyond.
Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities through the Funds, expand our development pipeline, and complete selective dispositions.
For the longer-term, we intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations and reducing outstanding debt and leverage ratios, and controlling overhead costs. We intend to meet our long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.
As of September 30, 2010, we had approximately $91.1 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. We have no scheduled debt maturities for the remainder of 2010 and have approximately $158.5 million of debt maturities in 2011. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover long-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio, excluding land held for future development, is summarized as follows:

	September 30, 2010		December 31, 2009
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas (1)	6,967	19	6,289	16
Dallas, Texas (2)	6,119	15	6,119	15
Washington, D.C. Metro	6,068	17	6,068	17
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,202	10	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California (3)	2,481	6	2,481	6
Austin, Texas	2,454	8	2,454	8
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,999	13	4,999	13

Total Operating Properties	63,964	186	63,286	183

Properties Under Development
Houston, Texas	—	—	372	2
Orlando, Florida	420	1	—	—
Washington, D.C. Metro	187	1	—	—
Atlanta, Georgia	110	1	—	—

Total Properties	64,681	189	63,658	185

Less: Unconsolidated Joint Venture Properties (4)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	2,252	7	1,946	6
Phoenix, Arizona	992	4	992	4
Los Angeles/Orange County, California	421	1	711	2
Austin, Texas	601	2	601	2
Washington, D.C. Metro	508	1	508	1
Dallas, Texas	456	1	456	1
Denver, Colorado	320	1	320	1
Atlanta, Georgia	110	1	—	—
Other	3,237	9	3,237	9

Total Unconsolidated Joint Venture Properties	12,944	44	12,818	43

Total Consolidated Properties	51,737	145	50,840	142

(1)	Includes Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership.

(2)	Includes one multifamily property comprised of 602 apartment homes designated as held for sale as of September 30, 2010.

(3)	Includes Camden Main and Jamboree, a fully-consolidated joint venture, of which we retain a 99.99% ownership.

(4)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our unconsolidated joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. Three of our recently completed properties reached stabilization during the nine months ended September 30, 2010.

	Number of
($ in millions)	Apartment	Date of	Date of
Property and Location	Homes	Completion	Stabilization

Camden Dulles Station
Oak Hill, VA	366	1Q09	2Q10
Camden Amber Oaks — joint venture
Austin, TX	348	2Q09	2Q10
Camden Travis Street (1)
Houston, TX	253	1Q10	3Q10

(1)	Camden Travis Street is a fully-consolidated joint venture, of which we retain a 25% ownership.
Discontinued Operations and Assets Held for Sale
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and expect to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties, including land, sold during the period or classified as held for sale as of September 30, 2010. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense. Any gain or loss on the disposal of the properties held for sale, if any, is also classified as discontinued operations.
As of September 30, 2010, we had one operating property, placed in service in 1986 and comprised of 602 apartment homes, held for sale with an approximate net book value of $9.7 million. During the nine months ended September 30, 2009, we received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale of one property to an unaffiliated third party. There were no sales of operating properties during the nine months ended September 30, 2010.
Development and Lease-Up Properties
At September 30, 2010, we had two consolidated properties under construction as follows:

				Included in
	Number of			Properties	Estimated	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Date of	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Camden Lake Nona
Orlando, FL	420	$61.0	$25.7	$25.7	3Q12	4Q14
Camden Summerfield II
Landover, MD	187	32.0	4.6	4.6	3Q12	2Q13

Total	607	$93.0	$30.3	$30.3

We did not have any consolidated properties in lease-up at September 30, 2010.
Our condensed consolidated balance sheet at September 30, 2010 included approximately $198.4 million related to properties under development and land. Of this amount, approximately $30.3 million related to our projects currently under development. In addition, we had approximately $168.1 million invested in land held for future development, which includes approximately $92.8 million related to projects we expect to begin constructing during the next 18 months, and approximately $75.3 million invested in land tracts for which we may begin developing in the future.
At September 30, 2010, we had investments in non-consolidated joint ventures which were developing the following multifamily communities:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	at
Property and Location	Ownership %	Homes	Incurred	10/31/10

Completed Communities (1)
Braeswood Place
Houston, TX	72%	340	$50.2	83%
Belle Meade
Houston, TX	72%	119	37.6	89%

Total Completed Communities		459	$87.8

Under Construction (1)
Camden Ivy Hall
Atlanta, GA	20%	110	$15.9	53%

Total Under Construction		110	$15.9

		Total Acres

Pre-Development(2)
Lakes at 610
Houston, TX	30%	6.1	$7.3	—

Total Pre-Development		6.1	$7.3

(1)	Properties in lease-up as of September 30, 2010.

(2)	Properties in pre-development by joint venture partner.
Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Average monthly property revenue per apartment home	$1,035	$1,039	$1,021	$1,048
Annualized total property expenses per apartment home	$5,106	$5,148	$5,033	$5,027
Weighted average number of consolidated operating apartment homes	50,327	49,781	50,127	49,589
Weighted average occupancy of consolidated operating apartment homes	94.4%	93.8%	94.1%	94.1%

Property-level operating results
The following tables present the property-level revenues and expenses, excluding discontinued operations, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009:

	Apartment	Three Months				Nine Months
	Homes At	Ended September 30,		Change		Ended September 30,		Change
($ in thousands)	9/30/10	2010	2009	$	%	2010	2009	$	%
Property revenues
Same store communities	46,757	$142,750	$144,104	$(1,354)	(0.9)%	$423,030	$436,168	$(13,138)	(3.0)%
Non-same store communities	3,771	12,455	9,805	2,650	27.0	34,321	27,594	6,727	24.4
Development and lease-up communities	607	—	—	—	—	—	—	—	—
Other	—	1,071	1,316	(245)	(18.6)	3,426	3,757	(331)	(8.8)

Total property revenues	51,135	$156,276	$155,225	$1,051	0.7%	$460,777	$467,519	$(6,742)	(1.4)%

Property expenses
Same store communities	46,757	$57,888	$58,747	$(859)	(1.5)%	$171,352	$172,242	$(890)	(0.5)%
Non-same store communities	3,771	5,026	4,377	649	14.8	14,025	12,160	1,865	15.3
Development and lease-up communities	607	—	—	—	—	—	—	—	—
Other	—	1,333	945	388	41.1	3,826	2,575	1,251	48.6

Total property expenses	51,135	$64,247	$64,069	$178	0.3%	$189,203	$186,977	$2,226	1.2%

Same store communities are communities we owned and were stabilized as of January 1, 2009. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2009. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2009.
Same store analysis
Same store property revenues for the three months ended September 30, 2010 decreased approximately $1.4 million, or 0.9%, from the same period in 2009. The decrease was primarily related to a decline in same store rental revenues of approximately $1.3 million due to a 1.2% decline in average rental rates for our same store portfolio, partially offset by an increase in average occupancy of approximately 0.4% for the three months ended September 30, 2010 as compared to the same period in 2009.
Same store property revenues for the nine months ended September 30, 2010 decreased approximately $13.1 million, or 3.0%, from the same period in 2009. Same store rental revenues decreased approximately $13.5 million, despite average occupancy remaining at approximately 94.0% for both the nine months ended September 30, 2010 and 2009, primarily due to a 3.4% decline in average rental rates for our same store portfolio. The decrease was partially offset by an approximate $0.4 million increase in other property revenue primarily due to increases in revenues from our utility rebilling programs, offset by decreases in miscellaneous income.
Property expenses from our same store communities decreased approximately $0.9 million, or 1.5%, for the three months ended September 30, 2010 as compared to the same period in 2009. The decrease in same store property expenses was primarily due to lower real estate taxes as a result of declining rates and valuations at a number of our communities and declines in repairs and maintenance and property insurance costs. These decreases were partially offset by increases in expenses related to our utility rebilling programs and an increase in salary and benefits expense due primarily to higher medical claims during the three months ended September 30, 2010 as compared to the same period in 2009. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $1.3 million, or 2.3%.
Property expenses from our same store communities decreased approximately $0.9 million, or 0.5%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in same store property expenses was primarily due to lower real estate taxes as a result of declining rates and valuations at a number of our communities. These decreases were partially offset by increases in expenses related to our utility rebilling programs. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $2.2 million, or 1.4%.

Non-same store analysis
Property revenues from non-same store communities increased approximately $2.7 million and $6.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Property expenses from non-same store communities increased approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increases during the period were primarily due to seven consolidated properties in our re-development and development pipelines reaching stabilization during 2009 and 2010, in addition to approximately $0.7 million of revenues and approximately $0.3 million of expenses recognized in the third quarter of 2010 related to our newly consolidated joint venture as more fully described in Note 5, “Investments in Joint Ventures.”
Other property analysis
Other property revenues of approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2010 relate primarily to retail lease income. Other property expenses increased approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increases were primarily related to increases in property taxes expensed on land holdings for eight projects for which we decided in 2009 to postpone development. As a result, we ceased capitalization of expenses, including property taxes.
Non-property income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Fee and asset management	$2,145	$1,818	$327	18.0%	$6,028	$6,093	$(65)	(1.1)%
Interest and other income	451	582	(131)	(22.5)	3,988	2,414	1,574	65.2
Income on deferred compensation plans	6,918	8,194	(1,276)	(15.6)	6,818	11,702	(4,884)	(41.7)

Total non-property income	$9,514	$10,594	$(1,080)	(10.2)%	$16,834	$20,209	$(3,375)	(16.7)%

Fee and asset management income increased approximately $0.3 million and decreased approximately $0.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. For the three months ended September 30, 2010, the increase was primarily related to an increase in third-party construction activities during 2010. For the nine months ended September 30, 2010, the increase in third-party construction activities during 2010 was offset by decreases in development and construction fees earned on our development joint ventures as compared to 2009 due to the completion of construction activities during 2009 and 2010 and decreases in fees earned on our stabilized joint ventures due to declines in rental income.
Interest and other income decreased approximately $0.1 million and increased approximately $1.6 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. For the nine months ended September 30, 2010, the $1.6 million increase was primarily due to recognition of approximately $2.7 million of other income resulting from indemnification provisions in an operating joint venture agreement which expired in January 2010, partially offset by an approximate $0.8 million decrease in interest income primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates on mezzanine loans for development communities which have reached stabilization and lower balances of outstanding mezzanine loans due in part to conversion of the mezzanine loans into additional equity interests in certain of our joint ventures in 2009 and 2010.
Income on deferred compensation plans was approximately $6.9 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, as compared to income of approximately $8.2 million and $11.7 million for the three and nine months ended September 30, 2009, respectively. The decreases were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Property management	$4,789	$4,377	$412	9.4%	$14,994	$13,848	$1,146	8.3%
Fee and asset management	1,155	1,074	81	7.5	3,611	3,512	99	2.8
General and administrative	7,568	7,532	36	0.5	22,339	23,010	(671)	(2.9)
Interest	31,781	31,117	664	2.1	95,078	97,364	(2,286)	(2.3)
Depreciation and amortization	43,685	42,697	988	2.3	129,963	130,197	(234)	(0.2)
Amortization of deferred financing costs	1,185	682	503	73.8	2,624	2,356	268	11.4
Expense on deferred compensation plans	6,918	8,194	(1,276)	(15.6)	6,818	11,702	(4,884)	(41.7)

Total other expenses	$97,081	$95,673	$1,408	1.5%	$275,427	$281,989	$(6,562)	(2.3)%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increases were primarily due to increases in salary and benefit expenses, higher rental expense, and an increase in travel expenses as compared to the same periods in 2009. Property management expenses were approximately 3.1% and 3.3% of total property revenues for the three and nine months ended September 30, 2010, respectively, and approximately 2.8% and 3.0% for the three and nine months ended September 30, 2009, respectively.
General and administrative expense decreased approximately $0.7 million for the nine months ended September 30, 2010, as compared to the same period in 2009. The decrease was primarily due to $1.0 million in severance payments made in connection with the reduction in force of our construction and development staff in January 2009, and a decrease in legal costs and discretionary expenses during the nine months ended September 30, 2010, and was partially offset by an increase in salary and benefit expenses, including long-term incentive compensation, during the three and nine months ended September 30, 2010 as compared to 2009. General and administrative expenses were approximately 4.8% and 4.7% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three and nine months ended September 30, 2010, respectively, and were approximately 4.8% of total property revenues and non-property income, excluding income on deferred compensation plans, for both the three and nine months ended September 30, 2009.
Interest expense increased approximately $0.7 million and decreased approximately $2.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The decrease for the nine months ended September 30, 2010 was primarily due to using the net proceeds of $272.1 million from the equity offering completed during the second quarter of 2009 and approximately $134.6 million in net proceeds from our ATM program during the nine months ended September 30, 2010 to retire outstanding debt, prior to its maturity, of approximately $325.0 million during the first six months of 2009 and repay maturing secured and unsecured notes during 2009 and 2010, as well as reduce the balances outstanding on our unsecured line of credit during the second quarter of 2009. This decrease was partially offset by the increased interest expense incurred on our $420 million credit facility entered into during the second quarter of 2009 and lower capitalized interest of approximately $3.6 million during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the completion of communities in our development pipeline and our decision in fiscal year 2009 to postpone the development of land holdings for eight future projects.
The increase for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to lower capitalized interest of approximately $1.4 million primarily due to the completion of communities in our development pipeline and our decision in fiscal year 2009 to postpone development of land holdings for eight future projects. The increase was also due to approximately $0.3 million of interest expense relating to our joint venture which was consolidated during the three months ended September 30, 2010 as discussed in Note 5, “Investments in Joint Ventures,” and approximately $0.2 million of interest expense relating to a consolidated joint venture which completed construction during the three months ended March 31, 2010. These increases were partially offset by lower interest expense due to lower debt levels due to retirement of outstanding debt, prior to its maturity, and payment of outstanding balances on our unsecured line of credit during 2009, in addition to repayments of maturing debt in 2009 and 2010.

Depreciation and amortization increased approximately $1.0 million and decreased approximately $0.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase for the three months ended September 30, 2010 was due in part to the consolidation of one of our joint ventures previously accounted for under the equity method of accounting. The decrease for the nine months ended September 30, 2010 was primarily due to an increase in the number of assets being fully depreciated in 2010 as compared to 2009, and was offset by new development and capital improvements placed in service during 2009 and 2010 and the consolidation of the previously mentioned joint venture.
Amortization of deferred financing costs increased approximately $0.5 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. These increases were primarily due to additional financing costs incurred on our $500 million unsecured credit facility, entered into in August 2010, and on our $420 million credit facility, entered into in the second quarter of 2009. These increases were partially offset by lower amortization of deferred financing costs related to the repurchase and retirement of certain series of notes during 2009.
Expense on deferred compensation plans totaled approximately $6.9 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, as compared to expense of approximately $8.2 million and $11.7 million for the three and nine months ended September 30, 2009, respectively. The decreases were related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income related to these plans, as discussed above.
Other

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Gain on sale of properties, including land	$—	$—	$—	—%	$236	$—	$236	100.0%
Loss on early retirement of debt	—	—	—	—	—	(2,550)	2,550	100.0
Equity in income (loss) of joint ventures	(244)	(38)	(206)	*	(785)	592	(1,377)	*
Income tax expense — current	(712)	(126)	586	*	(1,286)	(772)	514	66.6

*	Not a meaningful percentage
Loss on early retirement of debt was approximately $2.6 million for the nine months ended September 30, 2009, primarily due to the repurchase and retirement of approximately $317.6 million of various unsecured and secured notes from unrelated third parties for approximately $320.3 million during the three months ended June 30, 2009. This loss was partially offset by the repurchase and retirement of approximately $7.4 million of unsecured notes from unrelated third parties for approximately $7.2 million during the three months ended March 31, 2009. The loss on early retirement of debt also includes applicable loan costs. There was no early retirement of debt during the three months ended September 30, 2010 or 2009 or the nine months ended September 30, 2010.
Equity in income (loss) of joint ventures decreased approximately $0.2 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. These decreases were primarily the result of declining earnings by our stabilized operating joint ventures due to declines in rental income, and the recognition of net operating losses by certain development joint ventures during the lease-up phase of operations, which were offset by increases in earnings in other development joint ventures reaching or nearing stabilization during 2009 and 2010.
We incurred entity-level taxes for our operating partnerships and other state and local taxes totaling approximately $0.7 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and totaling approximately $1.3 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. The increases during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 were due to increases in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.

Noncontrolling interests

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Income allocated to noncontrolling interests from continuing operations	$(432)	$(505)	$(73)	(14.5)%	$(542)	$(1,448)	$(906)	(62.6)%
Income allocated to perpetual preferred units	(1,750)	(1,750)	—	—	(5,250)	(5,250)	—	—
Income allocated to noncontrolling interests from continuing operations decreased approximately $0.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease was primarily due to the completion during the three months ended March 31, 2010 and lease-up during the three months ended September 30, 2010 of a property by a fully-consolidated joint venture of which we retain a 25% ownership, which resulted in our recording depreciation and interest expense on the property, upon completion of construction, in excess of income recognized during the lease-up period. The decrease was partially offset by higher earnings associated with properties held by our operating partnerships during 2010 as compared to 2009.
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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
($ in thousands)	2010	2009	2010	2009
Funds from operations
Net income attributable to common shareholders	$1,650	$3,937	$6,069	$28,486
Real estate depreciation and amortization, including discontinued operations	42,457	41,834	126,675	127,707
Adjustments for unconsolidated joint ventures	2,292	1,935	6,753	5,812
Gain on sale of properties, including land and discontinued operations, net of taxes	—	—	—	(16,887)
Income allocated to noncontrolling interests	281	406	864	1,148

Funds from operations — diluted	$46,680	$48,112	$140,361	$146,266

Weighted average shares — basic	69,100	66,094	67,898	61,087
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	341	36	271	13
Common units	2,584	2,829	2,610	2,867

Weighted average shares — diluted	72,025	68,959	70,779	63,967

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 2.6 and 2.5 times for the three and nine months ended September 30, 2010, respectively, and approximately 2.6 times for each of the three and nine months ended September 30, 2009. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At September 30, 2010 and 2009, approximately 71.6% and 73.1%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was approximately 5.7 years at September 30, 2010.
We intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, secured mortgage debt, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2010 and 2011 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	initial funding of property developments, acquisitions, joint venture investments, and notes receivable; and
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

Factors which could increase or decrease our future liquidity include, but are not limited to, volatility in capital and credit markets, sources of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, repurchases of debt and common shares, and distributions paid on our equity securities are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2010 and 2009.
Net cash from operating activities was approximately $178.5 million during the nine months ended September 30, 2010 as compared to approximately $185.4 million for the same period in 2009. The decrease was primarily due to declines in property revenues within our same store communities partially offset by an increase in revenues from certain non-same store communities reaching stabilization in 2009 and 2010. The decrease was offset by lower interest payments and the timing of payments relating to accounts payable and accrued expenses.
Net cash used in investing activities during the nine months ended September 30, 2010 totaled approximately $50.1 million as compared to approximately $50.4 million during the nine months ended September 30, 2009. Cash outflows for property development and capital improvements were approximately $43.9 million during the nine months ended September 30, 2010 as compared to approximately $55.1 million for the same period in 2009 due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2010 as compared to 2009. Additionally, cash outflows for investments in joint ventures were approximately $5.1 million during the nine months ended September 30, 2010 as compared to approximately $22.8 million during the same period in 2009. The cash outflow for 2010 primarily relates to two acquisitions made during the third quarter of 2010 by one of the Funds in which we own a 20% interest. The cash outflow for 2009 was a result of our $22.2 million preferred equity investment (with a preference on distribution of cash flows over previously contributed equity) in one of our joint ventures located in Orange County, California during the third quarter 2009. The cash outflows during the nine months ended September 30, 2009 were offset by proceeds received from the sale of one operating property of approximately $28.1 million and from payments received on notes receivable — other for approximately $8.7 million.
Net cash used in financing activities totaled approximately $101.5 million for the nine months ended September 30, 2010, primarily as a result of the repayment of maturing outstanding unsecured notes payable of approximately $140.1 million, repayment of approximately $52.1 million for an unsecured note assumed in connection with obtaining a controlling interest in a joint venture, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $101.1 million. The cash outflows were partially offset by cash receipts of approximately $134.6 million relating to proceeds received from the sale of approximately 2.9 million common shares under our ATM share offering program entered into in March 2010. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $3.8 million relating to proceeds received from participant withdrawals from our deferred compensation plans and approximately $57.6 million for proceeds received from secured notes payable relating primarily to a secured credit agreement for a newly consolidated joint venture and advances under a construction loan for one of our communities under construction during 2010. Net cash provided by financing activities totaled approximately $60.7 million during the nine months ended September 30, 2009, primarily due to proceeds from a $420 million secured credit facility entered into during the second quarter of 2009. Additionally, we received net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009. These increases in cash flows from financing activities were offset by cash outflows of approximately $647.9 million used for the repayment of notes payable and pay-off of all amounts outstanding on our unsecured line of credit, and approximately $119.5 million used for distributions paid to shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

Financial Flexibility
In August 2010, we entered into a $500 million unsecured credit facility, with the ability to further increase to $600 million, which matures in August 2012 and may be extended at our option to August 2013. This facility replaces our $600 million unsecured credit facility which was scheduled to mature in January 2011. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2010, we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $489.8 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of September 30, 2010, we had approximately 67.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
The following table presents activity under our ATM share offering program for the periods presented (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Common shares sold	0.6	2.9
Total net consideration	$28.2	$134.6

Average price per share	$48.05	$46.91
During the fourth quarter of 2010, we issued approximately 1.0 million common shares at an average price of $49.25 per share for total net consideration of approximately $50.4 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $61.9 million remaining available for sale under the ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as by our ability to borrow on a secured basis from Fannie Mae, Freddie Mac, and other sources. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future due to the continued volatility in the capital and credit markets.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our unsecured line of credit used to fund development and acquisition activities. We have no scheduled debt maturities for the remainder of 2010 and have approximately $158.5 million of debt maturities in 2011. We intend to meet future long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement, including under our ATM share offering program.

During the third quarter of 2010 we began construction on two development projects. As of September 30, 2010, we were obligated for approximately $62.7 million of additional expenditures on these projects. We expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We expect to start one development project in the fourth quarter of 2010. Upon completion of construction, which is expected to occur during 2012, these three projects will add approximately 700 apartment homes to our portfolio. We are also evaluating the timing of additional development projects during fiscal year 2011 and beyond.
In order for us to continue to qualify as a REIT we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In September 2010, we announced our Board of Trust Managers had declared a dividend distribution of $0.45 per share to common shareholders of record as of September 30, 2010. The dividend was subsequently paid on October 18, 2010. We paid equivalent amounts per unit to holders of the common operating partnership units. This distribution to common shareholders and holders of common operating partnership units equates to an annualized dividend rate of $1.80 per share or equivalent unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We are also committed to additional funding under mezzanine loans provided to joint ventures. We have guaranteed no more than our proportionate interest, totaling approximately $47.8 million, of four loans utilized for construction and development activities for our joint ventures. Our commitment to fund additional amounts under the mezzanine loans was an aggregate of approximately $6.0 million at September 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Reserved
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 5, 2010.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 5, 2010.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 5, 2010

Michael P. Gallagher	Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 5, 2010.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 5, 2010.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document