Form 10-K
period 2010-12-31
CAMDEN PROPERTY TRUST
filed 2011-02-24
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-12110
CAMDEN PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6088377 (I.R.S. Employer Identification No.)

3 Greenway Plaza, Suite 1300 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)
Registrant’s telephone number, including area code: (713) 354-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,690,865,073 based on a June 30, 2010 share price of $40.85.
On February 17, 2011, 69,780,732 common shares of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 11, 2011 are incorporated by reference in Part III.

ii

PART I

Item 1.	Business
General Development of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
Our executive offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, Nominating, and Corporate Governance Committees.
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
Financial Information about Segments
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As each of our communities has similar economic characteristics, residents, amenities, and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
As of December 31, 2010, we owned interests in, operated, or were developing 188 multifamily properties comprising 63,923 apartment homes across the United States. Of these 188 properties, two properties were under development and when completed will consist of a total of 607 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.
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

Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities through our discretionary investment funds (the “Funds”), expand our development pipeline, and complete selective dispositions.
We intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from six to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents’ changing needs and a high level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest of less than 100% of the community or communities owned directly by the joint venture. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Employees
At December 31, 2010, we had approximately 1,750 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2010, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

Item 1A.	Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us, or which we currently consider immaterial, may also impair our business and operations.
Risks Associated with Real Estate, Real Estate Capital, and Credit Markets
Volatility in capital and credit markets, or other unfavorable changes in economic conditions could adversely impact us.
The capital and credit markets experienced volatility and disruption particularly in the latter half of 2008 through the first quarter of 2010. This caused the spreads on prospective debt financings to fluctuate and made it more difficult to borrow money. In the event of renewed market disruption and volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire and dispose of assets and continue our development pipeline. Other weakened economic conditions, including job losses and high unemployment rates have adversely affected rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.
Additional key economic risks which may affect conditions in the markets in which we operate include the following:
•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;
•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•	changes in market rental rates;
•	declines in mortgage interest rates and home pricing, making alternative housing more affordable;
•	government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive;
•	regional economic downturns which simultaneously affect one or more of our geographical markets; and
•	increased operating costs, if these costs cannot be passed through to residents.
Short-term leases expose us to the effects of declining market rents.
Substantially all of our apartment leases are for a term of fifteen months or less. As these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
We face risks associated with land holdings and related activities.
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which precludes our developing a profitable multifamily community. Given the uncertainty and volatility of the current economic environment, there is less market information available to us to utilize in estimating the fair value of our holdings; if additional market information becomes available in future periods which impacts our estimates of fair value, we may be required to take future impairment charges.

Difficulties of selling real estate could limit our flexibility.
We intend to continue to evaluate the potential disposition of assets which may no longer meet our objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to shareholders or repay debt. In addition, the provisions of the Code relating to REITs limit our ability to earn a gain on the sale of property (unless we own the property through a subsidiary which will incur a taxable gain upon sale) if we have held the property less than two years, and this limitation may affect our ability to sell properties without adversely affecting returns to shareholders.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In February 2011, the Obama administration released a report proposing Fannie Mae and Freddie Mac be gradually eliminated. The report proposed three possible courses for long-term reform of housing finance. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of apartment loans may adversely affect interest rates, capital availability, and the development of multifamily communities.
Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.
The Americans with Disabilities Act (“ADA”), the Fair Housing Amendments Act of 1988 (“FHAA”), and other federal, state, and local laws, rules, and regulations generally require public accommodations and apartment homes be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further costs and obligations or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses which may be material to our financial condition or results of operations to comply with ADA, FHAA, and other federal, state, and local laws, or in connection with lawsuits brought by the government or private litigants.
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
We intend to continue to develop and construct multifamily apartment communities for our portfolio, and expect higher levels of development activity in 2011 as compared to recent years. Our development and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability including the following:
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

One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third-parties (including nonconsolidated subsidiaries). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk the time and costs associated with its performance may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild defective work. Further, additional trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statutes of repose in various jurisdictions.
Our acquisition strategy may not produce the cash flows expected.
Subject to the requirements of the Funds, we may acquire additional operating properties on a select basis. Our acquisition activities are subject to a number of risks, including the following:
•	we may not be able to successfully integrate acquired properties into our existing operations;
•	our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;
•	the expected occupancy and rental rates may differ from the actual results; and
•	we may not be able to obtain adequate financing.
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
We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets by similar types of owners. We intend to obtain similar coverage for properties we acquire or develop in the future. However, some losses, generally of a catastrophic nature such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
We face risks associated with investments in and management of discretionary funds.
We have formed the Funds which, through wholly-owned subsidiaries, we manage as the general partner and advisor. We have committed to invest 20% of the total equity interest in each of the Funds, up to $75 million in the aggregate; each of the Funds has total capital commitments of $187.5 million or $375 million in the aggregate. There are risks associated with the investment in and management of the Funds, including the following:
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

•
we are permitted to acquire land and develop communities outside of the Funds, but are generally prohibited from acquiring fully developed multifamily properties outside of the Funds until the earlier of (i) April 8, 2012, or (ii) such time as 90% of the Funds’ committed capital is invested, subject to certain exceptions;

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

Changes in litigation risks could affect our business.
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
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents, which could be negatively affected by a number of factors, including the following:
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
As of December 31, 2010, we had outstanding debt of approximately $2.6 billion. This indebtedness could have important consequences, including:
•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;
•	our vulnerability to general adverse economic and industry conditions is increased; and
•	our flexibility in planning for, or reacting to, changes in business and industry is limited.
The mortgages on our properties subject to secured debt, our unsecured credit facility, and the indentures under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.
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
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our apartment properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1 and BBB, respectively, with stable outlooks, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
Our share price will fluctuate.
The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including the following:
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
The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing and/or amount of dividend distributions will be declared at the discretion of our Board of Trust Managers and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Trust Managers may consider relevant. The Board of Trust Managers may modify the form, timing and/or amount of dividends from time to time.

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
Operating Properties (including properties held through unconsolidated joint ventures)
The 186 operating properties in which we owned interests and operated at December 31, 2010 averaged 922 square feet of living area per apartment home. For the year ended December 31, 2010, no single operating property accounted for greater than 1.6% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 93.3% for each of the years ended December 31, 2010 and 2009, and an average annual rental revenue per apartment home of $928 and $946 for the years ended December 31, 2010 and 2009, respectively. Resident lease terms generally range from six to fifteen months. One hundred and fifty-nine of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 11 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2006-2010	25
2001-2005	28
1996-2000	57
1991-1995	19
1986-1990	38
Prior to 1985	19
Property Table
The following table sets forth information with respect to our 186 operating properties at December 31, 2010:

	OPERATING PROPERTIES
					2010 Average
	Year Placed	Average Apartment	Number of	2010 Average	Monthly Rental Rate
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)	per Apartment
ARIZONA
Phoenix
Camden Copper Square	2000	786	332	92.5%	$749
Camden Fountain Palms (7)	1986/1996	1,050	192	89.6	657
Camden Legacy	1996	1,067	428	94.1	834
Camden Pecos Ranch (7)	2001	924	272	94.5	737
Camden San Paloma	1993/1994	1,042	324	94.2	866
Camden Sierra (7)	1997	925	288	90.3	639
Camden Towne Center (7)	1998	871	240	91.8	657
Camden Vista Valley	1986	923	357	90.1	601
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	93.8	1,501
Camden Harbor View	2004	975	538	94.2	1,852

	OPERATING PROPERTIES
					2010 Average
	Year Placed	Average Apartment	Number of	2010 Average	Monthly Rental Rate
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)	per Apartment
Camden Main & Jamboree (12)	2008	1,011	290	94.0%	$1,787
Camden Martinique	1986	794	714	92.3	1,242
Camden Parkside (7)	1972	836	421	93.5	1,168
Camden Sea Palms	1990	891	138	94.4	1,427
San Diego/Inland Empire
Camden Old Creek	2007	1,037	350	93.9	1,515
Camden Sierra at Otay Ranch	2003	962	422	93.2	1,472
Camden Tuscany	2003	896	160	93.7	1,801
Camden Vineyards	2002	1,053	264	91.5	1,191
COLORADO
Denver
Camden Caley	2000	925	218	96.2	852
Camden Centennial	1985	744	276	94.0	658
Camden Denver West (8)	1997	1,015	320	93.8	1,036
Camden Highlands Ridge	1996	1,149	342	94.7	1,081
Camden Interlocken	1999	1,022	340	95.7	1,075
Camden Lakeway	1997	932	451	92.9	877
Camden Pinnacle	1985	748	224	93.8	672
WASHINGTON DC METRO
Camden Ashburn Farms	2000	1,062	162	96.7	1,318
Camden Clearbrook	2007	1,048	297	95.5	1,210
Camden College Park (12)	2008	942	508	94.6	1,514
Camden Dulles Station (3)	2009	984	366	96.2	1,466
Camden Fair Lakes	1999	1,056	530	95.8	1,473
Camden Fairfax Corner	2006	934	488	95.9	1,521
Camden Fallsgrove	2004	996	268	96.7	1,515
Camden Grand Parc	2002	674	105	96.5	2,267
Camden Lansdowne	2002	1,006	690	96.2	1,246
Camden Largo Town Center	2000/2007	1,027	245	93.7	1,508
Camden Monument Place	2007	856	368	94.9	1,395
Camden Potomac Yard	2008	835	378	94.3	1,812
Camden Roosevelt	2003	856	198	97.9	2,248
Camden Russett	2000	992	426	93.9	1,331
Camden Silo Creek	2004	975	284	97.2	1,257
Camden Summerfield	2008	957	291	92.1	1,512
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	94.7	1,313
Camden Brickell	2003	937	405	97.2	1,342
Camden Doral	1999	1,120	260	95.4	1,426
Camden Doral Villas	2000	1,253	232	96.3	1,536
Camden Las Olas	2004	1,043	420	94.0	1,505
Camden Plantation	1997	1,201	502	94.7	1,235
Camden Portofino	1995	1,112	322	94.6	1,265
Orlando
Camden Club	1986	1,077	436	93.5	810
Camden Hunter’s Creek	2000	1,075	270	94.0	911
Camden Lago Vista	2005	955	366	93.8	844
Camden Landings	1983	748	220	93.1	638
Camden Lee Vista	2000	937	492	93.7	802
Camden Orange Court	2008	812	261	93.9	1,032
Camden Renaissance	1996/1998	899	578	92.5	747
Camden Reserve	1990/1991	824	526	92.8	684
Camden World Gateway	2000	979	408	94.3	879
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	94.5	788
Camden Bay Pointe	1984	771	368	92.7	642
Camden Bayside	1987/1989	748	832	93.7	687
Camden Citrus Park	1985	704	247	93.4	628
Camden Lakes	1982/1983	732	688	92.3	633
Camden Lakeside	1986	729	228	91.4	702
Camden Live Oaks	1990	1,093	770	93.3	758

	OPERATING PROPERTIES
					2010 Average
	Year Placed	Average Apartment	Number of	2010 Average	Monthly Rental Rate
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)	per Apartment
Camden Preserve	1996	942	276	94.4%	$952
Camden Providence Lakes	1996	1,024	260	92.8	850
Camden Royal Palms	2006	1,017	352	93.2	899
Camden Westshore	1986	728	278	94.9	771
Camden Woods	1986	1,223	444	94.2	776
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	94.5	906
Camden Dunwoody	1997	1,007	324	95.5	832
Camden Deerfield	2000	1,187	292	93.7	875
Camden Ivy Hall (2) (6) (14)	2010	1,181	110	Lease-Up	1,682
Camden Midtown Atlanta	2001	935	296	92.1	924
Camden Peachtree City	2001	1,027	399	93.6	829
Camden River	1997	1,103	352	94.1	820
Camden Shiloh	1999/2002	1,143	232	93.0	797
Camden St. Clair	1997	999	336	94.4	852
Camden Stockbridge	2003	1,009	304	91.7	726
Camden Sweetwater	2000	1,151	308	91.4	697
KENTUCKY
Louisville
Camden Brookside (9)	1987	732	224	94.7	663
Camden Meadows (9)	1987/1990	746	400	95.1	671
Camden Oxmoor (9)	2000	903	432	95.6	811
Camden Prospect Park (9)	1990	916	138	95.4	753
MISSOURI
Kansas City
Camden Passage (9)	1989/1997	834	596	92.9	643
St. Louis
Camden Cedar Lakes (9)	1986	852	420	92.5	612
Camden Cove West (9)	1990	828	276	94.9	818
Camden Cross Creek (9)	1973/1980	947	591	93.9	737
Camden Westchase (9)	1986	945	160	96.4	841
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	93.1	743
Camden Breeze	1989	846	320	92.9	733
Camden Canyon	1995	987	200	94.0	867
Camden Commons	1988	936	376	91.9	758
Camden Cove	1990	898	124	92.1	739
Camden Del Mar	1995	986	560	94.4	895
Camden Fairways	1989	896	320	94.5	879
Camden Hills	1991	439	184	89.3	529
Camden Legends	1994	792	113	91.0	823
Camden Palisades	1991	905	624	91.9	747
Camden Pines (7)	1997	982	315	93.8	797
Camden Pointe	1996	983	252	92.0	758
Camden Summit (7)	1995	1,187	234	94.0	1,094
Camden Tiara (7)	1996	1,043	400	92.7	856
Camden Vintage	1994	978	368	90.2	731
Oasis Bay (10)	1990	876	128	95.8	764
Oasis Crossings (10)	1996	983	72	92.0	782
Oasis Emerald (10)	1988	873	132	91.4	659
Oasis Gateway (10)	1997	1,146	360	92.7	803
Oasis Island (10)	1990	901	118	92.5	654
Oasis Landing (10)	1990	938	144	92.6	702
Oasis Meadows (10)	1996	1,031	383	89.3	739
Oasis Palms (10)	1989	880	208	90.7	689
Oasis Pearl (10)	1989	930	90	93.1	733
Oasis Place (10)	1992	440	240	91.1	527
Oasis Ridge (10)	1984	391	477	87.1	438
Oasis Sierra (10)	1998	923	208	92.7	801
Oasis Springs (10)	1988	838	304	89.1	614

	OPERATING PROPERTIES
					2010 Average
	Year Placed	Average Apartment	Number of	2010 Average	Monthly Rental Rate
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)	per Apartment
Oasis Vinings (10)	1994	1,152	234	89.0%	$751
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	95.2	799
Camden Cotton Mills	2002	905	180	97.3	1,045
Camden Dilworth	2006	857	145	97.1	1,034
Camden Fairview	1983	1,036	135	95.7	752
Camden Forest	1989	703	208	90.5	548
Camden Foxcroft	1979	940	156	95.4	699
Camden Grandview	2000	1,057	266	97.2	1,150
Camden Habersham	1986	773	240	94.6	586
Camden Park Commons	1997	861	232	92.5	626
Camden Pinehurst	1967	1,147	407	94.2	708
Camden Sedgebrook	1999	972	368	94.6	734
Camden Simsbury	1985	874	100	95.3	680
Camden South End Square	2003	882	299	94.8	940
Camden Stonecrest	2001	1,098	306	94.1	843
Camden Touchstone	1986	899	132	95.0	700
Raleigh
Camden Crest	2001	1,013	438	94.2	731
Camden Governor’s Village	1999	1,046	242	95.0	806
Camden Lake Pine	1999	1,066	446	94.8	752
Camden Manor Park	2006	966	484	94.6	793
Camden Overlook	2001	1,060	320	95.1	839
Camden Reunion Park	2000/2004	972	420	93.6	655
Camden Westwood	1999	1,027	354	92.2	722
PENNSYLVANIA
Camden Valleybrook	2002	992	352	94.7	1,250
TEXAS
Austin
Camden Amber Oaks (3) (6)	2009	862	348	94.1	779
Camden Cedar Hills	2008	911	208	93.9	909
Camden Gaines Ranch	1997	955	390	93.3	922
Camden Huntingdon	1995	903	398	94.7	697
Camden Laurel Ridge	1986	702	183	92.8	562
Camden Ridgecrest	1995	855	284	93.2	652
Camden South Congress (6)	2001	975	253	93.0	1,284
Camden Stoneleigh	2001	908	390	94.9	841
Corpus Christi
Camden Breakers	1996	868	288	94.0	878
Camden Copper Ridge	1986	775	344	93.3	665
Camden Miramar (5)	1994-2010	485	816	80.9	901
Camden South Bay (6) (14)	2007	1,055	270	95.5	1,016
Dallas/Fort Worth
Camden Addison (7)	1996	942	456	94.4	766
Camden Buckingham	1997	919	464	95.2	757
Camden Centreport	1997	911	268	93.5	756
Camden Cimarron	1992	772	286	94.9	754
Camden Farmers Market	2001/2005	932	904	93.9	847
Camden Gardens	1983	652	256	94.4	521
Camden Glen Lakes	1979	877	424	93.5	720
Camden Legacy Creek	1995	831	240	95.7	799
Camden Legacy Park	1996	871	276	95.9	816
Camden Springs	1987	713	304	93.0	538
Camden Valley Creek	1984	855	380	92.5	630
Camden Valley Park (4)	1986	743	516	93.7	692
Camden Valley Ridge	1987	773	408	92.2	568
Camden Westview	1983	697	335	91.4	577
Houston
Camden Baytown	1999	844	272	88.1	802
Belle Meade (3) (11)	2010	1,414	119	93.3	2,645
Braeswood Place (2) (11)	2009	1,042	340	Lease-Up	1,388

	OPERATING PROPERTIES
					2010 Average
	Year Placed	Average Apartment	Number of	2010 Average	Monthly Rental Rate
Property and Location	In Service	Size (Sq. Ft.)	Apartments	Occupancy (1)	per Apartment
Camden City Centre	2007	932	379	93.2%	$1,273
Camden Creek	1984	639	456	90.8	575
Camden Greenway	1999	861	756	94.4	1,011
Camden Holly Springs (7)	1999	934	548	92.9	863
Camden Midtown	1999	844	337	96.1	1,172
Camden Oak Crest	2003	870	364	92.6	811
Camden Park (7)	1995	866	288	93.0	766
Camden Plaza (12)	2007	915	271	92.6	1,217
Camden Royal Oaks	2006	923	236	91.0	1,103
Camden Steeplechase	1982	748	290	89.4	621
Camden Stonebridge	1993	845	204	95.1	788
Camden Sugar Grove (7)	1997	921	380	93.8	861
Camden Travis Street (3) (13)	2010	819	253	97.3	1,312
Camden Vanderbilt	1996/1997	863	894	95.0	1,103
Camden Whispering Oaks	2008	934	274	92.1	971
Camden Yorktown (6) (14)	2008	995	306	95.6	934

(1)	Represents average physical occupancy for the year except as noted below.

(2)	Properties under lease-up at December 31, 2010.

(3)	Development property stabilized during 2010 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(4)	Redevelopment completed during 2010 — average occupancy calculated from date at which occupancy exceeded 90% through year-end.

(5)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.

(6)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(7)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor.

(8)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.

(9)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.

(10)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private pension fund.

(11)	Property owned through a joint venture in which we own a 72% interest. The remaining interest is owned by an unaffiliated private investor.

(12)	Property owned through a fully-consolidated joint venture in which we own a 99.99% interest. The remaining interest is owned by an unaffiliated private investor.

(13)	Property owned through a fully-consolidated joint venture in which we own a 25% interest. The remaining interest is owned by an unaffiliated private investor.

(14)	Property acquired during 2010 — average occupancy calculated from date at which property was acquired, unless otherwise noted.

Item 3.	Legal Proceedings
For discussion regarding legal proceedings, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2010 Quarters:
First	$43.94	$36.77	$0.45
Second	51.50	40.85	0.45
Third	49.90	39.15	0.45
Fourth	54.13	48.18	0.45

2009 Quarters:
First	$30.63	$17.56	$0.70
Second	30.99	21.71	0.45
Third	42.73	25.10	0.45
Fourth	44.01	35.24	0.45
This graph assumes the investment of $100 on December 31, 2005 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	Years Ended December 31,
Index	2006	2007	2008	2009	2010
Camden Property Trust	132.17	90.19	63.05	91.40	121.09
FTSE NAREIT Equity	135.06	113.87	70.91	90.76	116.13
S&P 500	115.79	122.16	76.96	97.33	111.99
Russell 2000	118.37	116.51	77.15	98.11	124.46
MSCI US REIT (RMS) Index	135.92	113.06	70.13	90.20	115.89
As of February 17, 2011, there were 585 shareholders of record and approximately 19,335 beneficial owners of our common shares.
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2010. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2010. There were no repurchases of our equity securities during the year ended December 31, 2010.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. During the year ended December 31, 2010, we issued approximately 4.9 million common shares at an average price of $48.37 per share for total net consideration of approximately $231.7 million. In January 2011, we issued 0.1 million common shares at an average price of $54.06 per share for total net consideration of approximately $3.8 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $10.7 million remaining available for sale under the ATM program.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2006 through 2010. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2010	2009	2008	2007	2006

Operating Data (a)
Total property revenues	$610,404	$612,010	$612,408	$577,429	$553,237
Total property expenses	247,500	242,071	234,594	213,369	207,855
Total non-property income (loss)	28,337	25,443	(19,540)	25,002	35,530
Total other expenses	370,010	373,137	327,952	336,219	342,468
Income (loss) from continuing operations attributable to common shareholders	10,121	(72,788)	(17,666)	38,141	118,367
Net income (loss) attributable to common shareholders	23,216	(50,800)	70,973	148,457	232,846

Income (loss) from continuing operations attributable to common shareholders per share:
Basic	$0.14	$(1.15)	$(0.32)	$0.64	$2.06
Diluted	0.14	(1.15)	(0.32)	0.63	2.00
Net income (loss) attributable to common shareholders per share
Basic	$0.33	$(0.80)	$1.28	$2.54	$4.08
Diluted	0.33	(0.80)	1.28	2.50	3.93

Distributions declared per common share	$1.80	$2.05	$2.80	$2.76	$2.64

Balance Sheet Data (at end of year)
Total real estate assets, at cost	$5,675,309	$5,505,168	$5,491,593	$5,527,403	$5,141,467
Total assets	4,699,737	4,607,999	4,730,342	4,890,760	4,586,050
Notes payable	2,563,754	2,625,199	2,832,396	2,828,095	2,330,976
Perpetual preferred units	97,925	97,925	97,925	97,925	97,925
Equity	1,757,373	1,609,013	1,501,356	1,653,340	1,859,942

Other Data
Cash flows provided by (used in):
Operating activities	$224,036	$217,688	$216,958	$223,106	$231,569
Investing activities	35,150	(69,516)	(37,374)	(346,798)	(52,067)
Financing activities	(152,767)	(91,423)	(173,074)	123,555	(180,044)
Funds from operations — diluted (b)	194,309	109,947	169,585	227,153	237,790

Property Data
Number of operating properties (at the end of year) (c)	186	183	181	182	186
Number of operating apartment homes (at end of year) (c)	63,316	63,286	62,903	63,085	63,843
Number of operating apartment homes (weighted average) (c)(d)	50,794	50,608	51,277	53,132	55,850
Weighted average monthly total property revenue per apartment home	$1,021	$1,036	$1,058	$1,023	$969
Properties under development (at end of period)	2	2	5	11	11

(a)	Excludes discontinued operations.

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
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•	volatility in capital and credit markets, or other unfavorable changes in economic conditions could adversely impact us;
•	short-term leases expose us to the effects of declining market rents;
•	we face risks associated with land holdings and related activities;
•	difficulties of selling real estate could limit our flexibility;
•	we could be negatively impacted by the condition of Fannie Mae or Freddie Mac;
•	compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost;
•	competition could limit our ability to lease apartments or increase or maintain rental income;
•	development and construction risks could impact our profitability;
•	our acquisition strategy may not produce the cash flows expected;
•	competition could adversely affect our ability to acquire properties;
•	losses from catastrophes may exceed our insurance coverage;
•	investments through joint ventures involve risks not present in investments in which we are the sole investor;
•	we face risks associated with investments in and management of discretionary funds;
•	we depend on our key personnel;
•	changes in litigation risks could affect our business;
•	tax matters, including failure to qualify as a REIT, could have adverse consequences;
•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;
•	we have significant debt, which could have important adverse consequences;
•	we may be unable to renew, repay, or refinance our outstanding debt;
•	variable rate debt is subject to interest rate risk;
•	we may incur losses on interest rate hedging arrangements;
•	issuances of additional debt may adversely impact our financial condition;
•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;
•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;
•	our share price will fluctuate; and
•	the form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic or other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition and construction of multifamily apartment communities. As of December 31, 2010, we owned interests in, operated, or were developing 188 multifamily properties comprising 63,923 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
The U.S. economy has experienced a significant recession. Record levels of job losses and higher unemployment rates negatively impacted our business, particularly in the latter half of 2008 through the first quarter of 2010, when we experienced declines in both rental rates and occupancy levels. Despite unemployment rates remaining at high levels, our results for the most recent three quarters reflect sequential rental revenue growth as well as an increase in rental revenue growth for the three months ended December 31, 2010 as compared to the same period in 2009, primarily due to improvements in rental rates and slight improvements in average occupancy levels. We believe these improvements may be due in part to the continued decline in home ownership rates and the limited supply of new rental housing. We expect improvements in rental rates and occupancy to continue in 2011 and believe sustained revenue growth will depend on, among other things, the timing and extent of employment growth, supply levels of new multifamily housing, and the continuation of the decline in home ownership rates.
In 2010, we acquired three multifamily properties, totaling 686 units, for an aggregate of approximately $63.0 million on behalf of one of our discretionary investment funds in which we have a 20% ownership interest. Additionally, we restructured three of our joint ventures, which collectively own an aggregate of 1,069 units, resulting in our acquiring a controlling ownership interest in each joint venture.
During the second half of 2010, we began construction on two development projects, comprised of approximately 607 units; initial occupancy is expected in the last half of 2011. As of December 31, 2010, we intend to incur approximately $57.2 million of additional costs on these projects. We expect to fund these amounts through available cash balances and draws upon our unsecured line of credit. We expect to start several additional development projects currently held in our development pipeline in 2011 and are evaluating additional development projects to commence during fiscal year 2011 and beyond.
During the fourth quarter of 2010, we received net proceeds of approximately $101.9 million and recognized a gain of approximately $9.6 million from the sale of two operating properties, containing 1,066 apartment homes to unaffiliated third parties.
Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities through the Funds, expand our development pipeline, and complete selective dispositions. We also intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
As of December 31, 2010, we had approximately $170.6 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. We have approximately $154.4 million of debt maturities in 2011, excluding scheduled principal amortizations. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio, excluding land held for future development, is summarized as follows:

	December 31, 2010		December 31, 2009
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas (1)	6,967	19	6,289	16
Washington, D.C. Metro (2)	5,604	16	6,068	17
Dallas, Texas	5,517	14	6,119	15
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,312	11	3,202	10
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California (3)	2,481	6	2,481	6
Austin, Texas	2,454	8	2,454	8
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	5,307	14	4,999	13

Total Operating Properties	63,316	186	63,286	183

Properties Under Development
Orlando, Florida	420	1	—	—
Washington, D.C. Metro	187	1	—	—
Houston, Texas	—	—	372	2

Total Properties Under Development	607	2	372	2

Total Properties	63,923	188	63,658	185

Less: Unconsolidated Joint Venture Properties (4)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,981	6	1,946	6
Phoenix, Arizona	992	4	992	4
Austin, Texas	601	2	601	2
Dallas, Texas	456	1	456	1
Los Angeles/Orange County, California	421	1	711	2
Denver, Colorado	320	1	320	1
Atlanta, Georgia	110	1	—	—
Washington, D. C. Metro	—	—	508	1
Other	3,507	10	3,237	9

Total Joint Venture Properties	12,435	43	12,818	43

Total Properties Fully-Consolidated	51,488	145	50,840	142

(1)	Includes two fully-consolidated joint ventures Camden Travis Street, a fully-consolidated joint venture, of which we retain a 25% ownership, and Camden Plaza of which we retain a 99.99% ownership.

(2)	Includes Camden College Park, a fully-consolidated joint venture, of which we retain a 99.99% ownership.

(3)	Includes Camden Main and Jamboree, a fully-consolidated joint venture, of which we retain a 99.99% ownership.

(4)	Refer to Note 8, “Investments in Joint Ventures,” of the Notes to Consolidated Financial Statements for further discussion of our unconsolidated joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. During the year ended December 31, 2010, stabilization was achieved at four recently completed development properties as follows:

	Number of	Date of
	Apartment	Construction	Date of
Property and Location	Homes	Completion	Stabilization

Camden Dulles Station Oak Hill, VA	366	1Q09	2Q10

Camden Amber Oaks — joint venture Austin, TX	348	2Q09	2Q10

Camden Travis Street (1) Houston, TX	253	1Q10	3Q10

Belle Meade — joint venture Houston, TX	119	1Q10	4Q10

(1)	Camden Travis Street is a fully-consolidated joint venture, of which we retain a 25% ownership
Partial Sales and Dispositions to Joint Ventures Included in Continuing Operations
There were no partial sales or dispositions to joint ventures for the years ended December 31, 2010 or 2009.
In March 2008, we sold a development community in Austin, Texas, to one of the Funds for approximately $8.9 million. No gain or loss was recognized on the sale. In August 2008, we sold a stabilized community to the same Fund for approximately $44.2 million and recognized a gain of approximately $1.8 million on the sale.
Discontinued Operations
We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties sold during the year ended December 31, 2010. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. Any gain or loss on the disposal of the properties held for sale is also classified as discontinued operations.
A summary of our 2010 dispositions is as follows:

	Number of
	Apartment	Date of	Year Placed in
Property and Location	Homes	Disposition	Service

Camden Westwind Ashburn, VA	464	4Q10	2006

Camden Oasis Euless, TX	602	4Q10	1986
During the fourth quarter of 2010, we received net proceeds of approximately $101.9 million and recognized a gain of approximately $9.6 million from the sale of the two operating properties above, containing 1,066 apartment homes, to unaffiliated third parties. During the year ended December 31, 2009, we received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale of one operating property containing 671 apartment homes to an unaffiliated third party. During the year ended December 31, 2008, we received net proceeds of approximately $121.7 million and recognized gains of approximately $80.2 million from the sales of eight operating properties, containing 2,392 apartment homes, to unaffiliated third parties.

During the year ended December 31, 2010, we recognized a gain of approximately $0.2 million from the sale of land in Houston, Texas. During the year ended December 31, 2008, we recognized a gain of approximately $1.1 million from the sale of land adjacent to our regional office in Las Vegas, Nevada. The gains on these sales were not included in discontinued operations as the operations and cash flows of these assets were not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.
Development and Lease-Up Properties
We did not have any consolidated properties in lease-up at December 31, 2010.
At December 31, 2010, we had two consolidated properties under construction as follows:

				Included in	Estimated
	Number of			Properties	Date of	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Construction	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Camden Lake Nona Orlando, FL	420	$61.0	$28.6	$28.6	2Q12	3Q14
Camden Summerfield II Landover, MD	187	32.0	7.2	7.2	1Q12	4Q12

Total	607	$93.0	$35.8	$35.8

Our consolidated balance sheet at December 31, 2010 included approximately $206.9 million related to properties under development and land. Of this amount, approximately $35.8 million related to our projects currently under development. In addition, we had approximately $171.1 million primarily invested in land held for future development, which includes approximately $95.6 million related to projects we expect to begin constructing during the next two years, and approximately $75.5 million invested in land tracts for which we may begin developing in the future.
At December 31, 2010, we had investments in unconsolidated joint ventures which were developing the following multifamily communities:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	At
Property and Location	Ownership %	Homes	Incurred	1/30/11

Completed Communities (1)
Braeswood Place Houston, TX	72%	340	$50.4	91%

Camden Ivy Hall Atlanta, GA	20%	110	16.9	68%

		450	$67.3

Pre-Development (2)		Total Acres

Lakes at 610 Houston, TX	30%	6.1	$7.4	N/A

Total Pre-Development		6.1	$7.4

(1)	Properties in lease-up as of December 31, 2010.

(2)	Properties in pre-development by joint venture partner.

Refer to Note 8, “Investments in Joint Ventures” of the Notes to Consolidated Financial Statements for further discussion of our unconsolidated joint venture investments.
Geographic Diversification
At December 31, 2010 and 2009, our investments in various geographic areas, excluding both depreciation and investments in joint ventures were as follows:

(in thousands)	2010		2009

Washington, D.C. Metro	$1,214,165	21.5%	$1,193,269	21.9%
Southeast Florida	456,127	8.1	453,021	8.3
Houston, Texas	432,697	7.7	389,848	7.1
Los Angeles/Orange County, California	426,527	7.5	332,414	6.1
Tampa, Florida	404,718	7.2	393,377	7.2
Orlando, Florida	381,642	6.8	371,862	6.8
Dallas, Texas	329,222	5.8	345,814	6.3
Atlanta, Georgia	322,741	5.7	320,748	5.9
Charlotte, North Carolina	321,838	5.7	318,493	5.8
Las Vegas, Nevada	311,186	5.5	308,054	5.6
Raleigh, North Carolina	239,840	4.2	237,284	4.4
San Diego/Inland Empire, California	227,784	4.0	227,108	4.2
Denver, Colorado	189,644	3.4	187,544	3.4
Austin, Texas	155,714	2.8	154,473	2.8
Phoenix, Arizona	119,826	2.1	118,828	2.2
Other	114,006	2.0	109,489	2.0

Total	$5,647,677	100.0%	$5,461,626	100.0%

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

	2010	2009	2008
Average monthly property revenue per apartment home	$1,021	$1,036	$1,058
Annualized total property expenses per apartment home	$4,970	$4,920	$4,862
Weighted average number of consolidated operating apartment homes	49,801	49,206	48,246
Weighted average occupancy of consolidated operating apartment homes	93.4%	94.6%	93.9%

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2010 as compared to 2009 and for the year ended December 31, 2009 as compared to 2008:

	Apartment	Year Ended
	Homes	December 31,		Change
($ in thousands)	at 12/31/10	2010	2009	$	%
Property revenues:
Same store communities	46,293	$557,542	$568,926	$(11,384)	(2.0)%
Non-same store communities	4,588	48,596	38,265	10,331	27.0
Development and lease-up communities	607	—	—	—	—
Other	—	4,266	4,819	(553)	(11.5)

Total property revenues	51,488	$610,404	$612,010	$(1,606)	(0.3)%

Property expenses:
Same store communities	46,293	$223,528	$222,689	$839	0.4%
Non-same store communities	4,588	18,987	15,954	3,033	19.0
Development and lease-up communities	607	—	—	—	—
Other	—	4,985	3,428	1,557	45.4

Total property expenses	51,488	$247,500	$242,071	$5,429	2.2%

Same store communities are communities we owned and which were stabilized as of January 1, 2009. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2009. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2009. Other includes results from non-multifamily rental properties and expenses relating to land holdings no longer under active development.

	Apartment	Year Ended
	Homes	December 31,		Change
($in thousands)	at 12/31/09	2009	2008	$	%
Property revenues:
Same store communities	41,604	$505,907	$522,748	$(16,841)	(3.2)%
Non-same store communities	7,551	96,840	81,034	15,806	19.5
Development and lease-up communities	619	4,527	1,213	3,314	273.2
Other	—	4,736	7,413	(2,677)	(36.1)

Total property revenues	49,774	$612,010	$612,408	$(398)	(0.1)%

Property expenses:
Same store communities	41,604	$198,685	$195,242	$3,443	1.8%
Non-same store communities	7,551	37,985	34,201	3,784	11.1
Development and lease-up communities	619	2,028	515	1,513	293.8
Other	—	3,373	4,636	(1,263)	(27.2)

Total property expenses	49,774	$242,071	$234,594	$7,477	3.2%

Same store communities are communities we owned and which were stabilized as of January 1, 2008. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2008. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2008. Other includes results from non-multifamily rental properties and expenses relating to land holdings no longer under active development.
Same store analysis:
Same store property revenues for the year ended December 31, 2010 decreased approximately $11.4 million, or 2.0%, from 2009. Same store rental revenues decreased approximately $11.8 million for the year ended December 31, 2010 as compared to 2009, primarily due to a 2.3% decline in average rental rates from 2009 for our same store portfolio during 2010, partially offset by a slight increase in average occupancy. The decline in average rental rates was due to the continuation of the recession through the first quarter of 2010, offset by improving rental rates and slight improvements in average occupancy levels for the most recent three quarters which we believe is due in part to the continued decline in home ownership rates and the limited supply of new rental housing. The decrease was also partially offset by a $0.4 million increase in other property revenue primarily due to increases from our utility rebilling programs.
Same store property revenues for the year ended December 31, 2009 decreased approximately $16.8 million, or 3.2%, from 2008. Same store rental revenues decreased approximately $23.9 million, or 5.2%, from 2008 due to a slight decline in average occupancy and a 5.0% decline in average rental rates for our same store portfolio due to, among other factors, the challenges within the multifamily industry resulting from a significant recession experienced within the U.S. This decrease was partially offset by an approximate $7.1 million increase in other property revenue primarily due to the continued rollout of our utility rebilling programs.

Property expenses from our same store communities increased approximately $0.8 million, or 0.4%, for the year ended December 31, 2010, as compared to 2009. The increase was primarily due to expenses related to our utility rebilling programs discussed above, higher salaries, and increases in property insurance and repair and maintenance costs. These increases were partially offset by lower real estate taxes as a result of declining rates and valuations at a number our communities. Excluding the expenses associated with our utility rebilling programs, same store property expenses for 2010 decreased approximately $0.8 million, or 0.4%, from 2009.
Property expenses from our same store communities increased approximately $3.4 million, or 1.8%, for the year ended December 31, 2009, as compared to 2008. This increase was primarily due to expenses related to our utility rebilling programs discussed above and increases in property insurance costs. This increase was partially offset by lower property taxes resulting from declining rates and valuations at a number of our communities, and lower repair and maintenance, and marketing and leasing, expenses. Excluding the expenses associated with our utility rebilling programs, same store property expenses for 2009 declined approximately $0.2 million, or 0.1% from 2008.
Non-same store and development and lease-up analysis:
Property revenues from non-same store and development and lease-up communities increased approximately $10.3 million for the year ended December 31, 2010 as compared to 2009 and increased approximately $19.1 million for the year ended December 31, 2009 as compared to 2008. The increase in 2010 as compared to 2009 was primarily due to seven consolidated properties in our development and re-development pipelines reaching stabilization during 2009 and 2010, in addition to approximately $2.6 million of revenues recognized in the second half of 2010 related to three newly consolidated joint ventures as more fully described in Note 7, “Property Acquisitions, Discontinued Operations, and Impairments.” The increase in 2009 as compared to 2008 was primarily due to nine consolidated properties in our development and re-development pipelines reaching stabilization during 2008 and 2009.
Property expenses from non-same store and development and lease-up communities increased approximately $3.0 million for the year ended December 31, 2010 as compared to 2009 and increased approximately $5.3 million for 2009 as compared to 2008. The increases in both periods were due to a number of consolidated properties in our development and re-development pipelines reaching stabilization as discussed above. The increase in 2010 was also due to approximately $1.1 million of expenses recognized in the second half of 2010 related to three newly consolidated joint ventures as more fully described in Note 7, “Property Acquisitions, Discontinued Operations, and Impairments.”
Other property analysis:
Other property revenues decreased approximately $0.6 million and $2.7 million for the year ended December 31, 2010 as compared to 2009 and for the year ended December 31, 2009 as compared to 2008, respectively. The decrease for 2009 as compared to 2008 was primarily due to the sale of one of our communities to one of the Funds in 2008.
Other property expenses increased approximately $1.6 million for the year ended December 31, 2010 as compared to 2009 and decreased $1.3 million for the year ended December 31, 2009 as compared to 2008, respectively. The increases in 2010 as compared to 2009 primarily related to increases in property taxes expensed on land holdings for eight projects for which we decided in 2009 to postpone development. As a result, we ceased capitalization of expenses, including property taxes. The decrease in 2009 as compared to 2008 was primarily due to costs we incurred related to Hurricane Ike in September 2008.

Non-property income

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2010	2009	$	%	2009	2008	$	%
Fee and asset management	$8,172	$8,008	$164	2.0%	$8,008	$9,167	$(1,159)	(12.6)%
Interest and other income	8,584	2,826	5,758	203.8	2,826	4,736	(1,910)	(40.3)
Income (loss) on deferred compensation plans	11,581	14,609	(3,028)	(20.7)	14,609	(33,443)	48,052	*

Total non-property income (loss)	$28,337	$25,443	$2,894	(11.4)%	$25,443	$(19,540)	$44,983	— %*

*	Not a meaningful percentage.
Fee and asset management income, which represents income related to asset management, third-party construction and development projects and property management, increased approximately $0.2 million for the year ended December 31, 2010 as compared to 2009 and decreased approximately $1.2 million for the year ended December 31, 2009 as compared to 2008. The increase for 2010 was primarily related to an increase in third-party construction activities, offset by decreases in development and construction fees earned on our development joint ventures as compared to 2009 due to the completion of construction activities during 2009 and 2010. The increase was further offset by decreases in fees earned on our stabilized joint ventures due to declines in property revenues. The decrease for 2009 was primarily related to overall declines in development and construction fees earned on our development joint ventures in 2009 as compared to 2008 due to the completion of the associated construction activities at several joint venture communities in 2008 and 2009. The decrease in 2009 was partially offset by an increase in third-party construction activities in 2009.
Interest and other income increased approximately $5.8 million for 2010 as compared to 2009 and decreased approximately $1.9 million for 2009 as compared to 2008. The increase for 2010 was primarily due to the recognition of approximately $2.7 million of other income resulting from indemnification provisions in an operating joint venture agreement which expired in January 2010, and recognition of approximately $4.2 million of other income as a result of the dissolution of a joint venture and purchase by our joint venture partner of the third-party debt made by this joint venture from the note holder, which relieved us from our guarantee of our proportionate interest of this debt; we had previously recorded a charge for this indemnification. These increases were partially offset by an approximate $0.9 million decrease in interest income due to declines in interest income on our mezzanine loan portfolio related primarily to the lower balances of outstanding mezzanine loans due in part to conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2009 and 2010.
The $1.9 million decrease in 2009 as compared to 2008 was primarily due to declines in interest income on our mezzanine loan portfolio related to contractual reductions in interest rates, reductions in interest earned on certain variable rate mezzanine notes due to declines in LIBOR, and lower balances of outstanding mezzanine loans due in part to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2009.
Our deferred compensation plans earned income of approximately $11.6 million and $14.6 million in 2010 and 2009, respectively, and incurred losses of $33.4 million in 2008. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the expense (benefit) related to these plans, as set forth in the table below.

Other expenses

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2010	2009	$	%	2009	2008	$	%
Property management	$19,982	$18,864	$1,118	5.9%	$18,864	$19,910	$(1,046)	(5.3)%
Fee and asset management	4,841	4,878	(37)	(0.8)	4,878	6,054	(1,176)	(19.4)
General and administrative	30,762	31,243	(481)	(1.5)	31,243	31,586	(343)	(1.1)
Interest	125,893	128,296	(2,403)	(1.9)	128,296	132,399	(4,103)	(3.1)
Depreciation and amortization	172,849	171,322	1,527	0.9	171,322	168,488	2,834	1.7
Amortization of deferred financing costs	4,102	3,925	177	4.5	3,925	2,958	967	32.7
Expense (benefit) on deferred compensation plans	11,581	14,609	(3,028)	(20.7)	14,609	(33,443)	48,052	143.7

Total other expenses	$370,010	$373,137	$(3,127)	(0.8%)	$373,137	$327,952	$45,185	13.8%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the year ended December 31, 2010 as compared to 2009 and decreased approximately $1.0 million for 2009 as compared to 2008. Property management expenses were 3.3%, 3.1%, and 3.3% of total property revenues for the years ended December 31, 2010, 2009, and 2008, respectively. The $1.1 million increase in 2010 was primarily due to increases in salary and benefits, rental, marketing, and travel expenses as compared to 2009. The decrease in 2009 as compared to 2008 was due primarily to lower travel and legal expenses.
Fee and asset management expense, which represents expenses related to asset management, third-party construction and development projects and property management, was relatively flat in 2010 as compared to 2009 due in part to an increase in third-party construction activities, offset by decreases in development and construction on our development joint ventures as compared to 2009 due to the completion of construction activities during 2009 and 2010. The $1.2 million decrease for 2009 as compared to 2008 was primarily due to declines in development and construction activities related to our development joint ventures in 2009 as compared to 2008 due to the completion of the associated construction activities at several joint venture communities in 2008 and 2009.
General and administrative expenses decreased approximately $0.5 million during the year ended December 31, 2010 as compared to 2009 and decreased approximately $0.3 million during the year ended December 31, 2009 as compared to 2008. General and administrative expenses were 4.9% of total revenues, excluding income or loss on deferred compensation plans, for the year ended December 31, 2010, and 5.0% for each of the years ended December 31, 2009, and 2008. The decrease in 2010 as compared to 2009 was primarily due to a decrease in legal costs and other discretionary expenses, $1.6 million in severance payments made in connection with a reduction in force of certain construction and development staff in January 2009, and separation costs relating to the retirement of one executive officer during the fourth quarter of 2009. These decreases were partially offset by an increase in long-term incentive compensation of approximately $1.6 million during 2010 as compared to 2009. The decrease for 2009 as compared to 2008 was primarily due to various cost-saving initiatives implemented in 2009, and increased expenses in 2008 which did not recur in 2009 associated with the abandonment of potential acquisitions. The decrease was partially offset by $1.6 million in severance payments made in connection with the reduction in force of certain construction and development staff in 2009, and separation costs relating to the retirement of one executive officer during the fourth quarter of 2009.
Interest expense decreased approximately $2.4 million during the year ended December 31, 2010 as compared to 2009 and decreased approximately $4.1 million during the year ended December 31, 2009 as compared to 2008. The decrease in 2010 was primarily due to using the net proceeds of $272.1 million from the equity offering completed during the second quarter of 2009 and approximately $231.7 million in net proceeds from our ATM program during 2010 to retire outstanding debt, prior to its maturity, of approximately $325.0 million during the first six months of 2009 and repay maturing secured and unsecured notes during 2009 and 2010, as well as reduce the balances outstanding on our unsecured line of credit. This decrease was partially offset by the increased interest expense incurred on our $420 million credit facility entered into during the second quarter of 2009 and lower capitalized interest of approximately $4.6 million in 2010 as compared to 2009 primarily due to the completion of communities in our development pipeline and our decision in fiscal year 2009 to postpone the development of land holdings for eight future projects.

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
Depreciation and amortization expense increased approximately $1.5 million during the year ended December 31, 2010 as compared to 2009 and increased approximately $2.8 million during the year ended December 31, 2009 as compared to 2008. The increase in 2010 as compared to 2009 was primarily due to new development and capital improvements placed in service during 2009 and 2010 and the consolidation of three joint ventures during the second half of 2010, which were previously accounted for under the equity method of accounting. These increases were partially offset by an increase in the number of assets being fully depreciated in 2010 as compared to 2009. The increase in 2009 as compared to 2008 was primarily due to completion of new development and capital improvements placed in service in 2009 as compared to the previous year.
Amortization of deferred financing costs increased approximately $0.2 million during the year ended December 31, 2010 as compared to 2009 and increased approximately $1.0 million during the year ended December 31, 2009 as compared to 2008. The increase for 2010 as compared to 2009 was primarily due to additional financing costs incurred on our $500 million unsecured credit facility, entered into in August 2010, and on our $420 million credit facility, entered into the second quarter of 2009. These increases were partially offset by lower amortization of deferred financing costs related to the repurchase and retirement of certain series of notes during 2010 and 2009. The increase for 2009 as compared to 2008 was primarily due to the amortization of our financing costs incurred upon the extension of our unsecured credit facility in October 2009, and financing costs related to our $380 million credit facility completed in September 2008 and our $420 million credit facility completed in April 2009. This increase was partially offset by the repurchase and retirement of certain series of notes during 2009.
Our deferred compensation plans incurred expenses of approximately $11.6 million and $14.6 million in 2010 and 2009, respectively, and earned a benefit of approximately $33.4 million in 2008. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the income (loss) related to these plans, as discussed above.
Other

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2010	2009	$	%	2009	2008	$	%
Gain on sale of properties, including land	$236	$—	$236	100.0%	$—	$2,929	$(2,929)	(100.0)%
Gain (loss) on early retirement of debt	—	(2,550)	2,550	100.0	(2,550)	13,566	(16,116)	(118.8)
Impairment associated with land development activities	—	(85,614)	85,614	100.0	(85,614)	(51,323)	(34,291)	(66.8)
Impairment provision for technology investment	(1,000)	—	(1,000)	(100.0)	—	—	—	—
Equity in income (loss) of joint ventures	(839)	695	(1,534)	(220.7)	695	(1,265)	1,960	(154.9)
Income tax expense — current	(1,581)	(967)	(614)	(63.5)	(967)	(843)	(124)	(14.7)
Gain on sale of properties, including land, totaled approximately $0.2 million and $2.9 million for the years ended December 31, 2010 and December 31, 2008, respectively. The gain in 2008 was due to the partial sale of properties to one of the Funds and a gain on the sale of a land parcel in Las Vegas, Nevada to an unaffiliated third party. There was no gain on sale of properties, including land, for the year ended December 31, 2009.

Loss on early retirement of debt was approximately $2.6 million for the year ended December 31, 2009 due to the repurchase and retirement of approximately $325.0 million of various unsecured and secured notes from unrelated third parties for approximately $327.5 million during the first two quarters of 2009. Gain on early retirement of debt was approximately $13.6 million for the year ended December 31, 2008 due to the repurchases and retirements of debt, including a tender offer for certain series of outstanding debt which resulted in the repurchase and retirement of approximately $108.3 million of debt from unrelated third parties for approximately $100.6 million, and the repurchases and retirements of approximately $82.7 million of various series of other outstanding debt from unrelated third parties for approximately $75.7 million. The gain (loss) on early retirement of debt for these transactions also includes reductions for the write-off of applicable loan costs. There was no gain (loss) on early retirement of debt for the year ended December 31, 2010.
The impairment associated with land development activities for the year ended December 31, 2009 of approximately $85.6 million includes approximately $72.2 million related to land holdings for eight projects, and approximately $13.4 million related to a land development joint venture we put on hold. The impairment associated with land development activities for the year ended December 31, 2008 of approximately $51.3 million reflects impairments in the value of land holdings for several potential development projects, including approximately $48.6 million related to land holdings for five projects, approximately $1.6 million in the value of a land parcel held for future development, and approximately $1.1 million for costs capitalized for a potential joint venture development we did not develop. These impairment charges for land are the difference between each parcel’s estimated fair value and the carrying value. There were no impairments associated with land development activities for the year ended December 31, 2010.
During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable.
Equity in income (loss) of joint ventures decreased approximately $1.5 million for the year ended December 31, 2010 as compared to 2009, and increased approximately $2.0 million for the year ended December 31, 2009 as compared to 2008. The decrease for 2010 as compared to 2009 was primarily the result of decreases in earnings by our stabilized operating joint ventures due to declines in rental income, and the recognition of net operating losses by certain development joint ventures during the lease-up phase of operations. The decreases were further impacted by the consolidation of three operating joint ventures during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. These decreases were partially offset by increases in earnings in development joint ventures reaching or nearing stabilization during 2009 and 2010. The increase for 2009 as compared to 2008 was primarily the result of certain properties owned by development joint ventures reaching or nearing stabilization in 2009 partially offset by declining earnings at our stabilized operating joint ventures due to declines in rental income.
We had current income tax expense of approximately $1.6 million, $1.0 million, and $0.8 million for the tax years ended December 31, 2010, 2009, and 2008, respectively. The increase in taxes in 2010 as compared to 2009 primarily related to an increase in federal income taxes resulting from increased profitability in our construction activities conducted in a taxable REIT subsidiary. The increase in taxes in 2009 as compared to 2008 primarily related to an increase in state income taxes.
Noncontrolling interests

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
($ in thousands)	2010	2009	$	%	2009	2008	$	%
(Income) loss allocated to noncontrolling interests from continuing operations	$(926)	$403	$1,329	329.8%	$403	$(4,052)	$(4,455)	(110.0)%
Income allocated to perpetual preferred units	(7,000)	(7,000)	—	—	(7,000)	(7,000)	—	—
Income allocated to noncontrolling interests from continuing operations increased approximately $1.3 million in 2010 as compared to 2009, and decreased $4.5 million in 2009 as compared to 2008. During 2009, we recognized an approximately $72.2 million impairment associated with land holdings for eight projects we had put on hold, of which $3.6 million represented certain operating partnerships’ interests of the impairment. Excluding this impairment charge, income allocated to noncontrolling interests from continuing operations decreased approximately $2.3 million and $0.8 million in 2010 as compared to 2009, and 2009 as compared to 2008, respectively. The $2.3 million decrease in 2010 as compared to 2009 was primarily due to the completion during the three months ended March 31, 2010 and subsequent lease-up of a property by a fully consolidated joint venture of which we retain a 25% ownership, which resulted in our recording depreciation and interest expense on the property, upon completion of construction, in excess of income recognized during the lease-up period. The decrease was also due to lower earnings associated with properties held by operating partnerships during 2010 as compared to 2009. The $0.8 million decrease in 2009 was primarily due to lower earnings associated with properties held by operating partnerships during 2009 as compared to 2008.

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
Reconciliations of net income attributable to common shareholders to diluted FFO for the years ended December 31 are as follows:

(in thousands)	2010	2009	2008
Funds from operations
Net income (loss) attributable to common shareholders (1)	$23,216	$(50,800)	$70,973
Real estate depreciation and amortization, including discontinued operations	170,660	170,480	171,009
Adjustments for unconsolidated joint ventures	8,943	7,800	7,103
Gain on sale of properties and discontinued operations, net of taxes	(9,614)	(16,887)	(83,117)
Income (loss) allocated to noncontrolling interests	1,104	(646)	3,617

Funds from operations — diluted	$194,309	$109,947	$169,585

Weighted average shares — basic	68,608	62,359	55,272
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	348	55	114
Common units	2,596	2,852	3,142

Weighted average shares — diluted	71,552	65,266	58,528

(1)	Includes an $85.6 million and $51.3 million impairment associated with land development activities for the years ended December 31, 2009 and 2008, respectively.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 2.6 times for each of the years ended December 31, 2010, 2009, and 2008. Our interest expense coverage ratio is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. At December 31, 2010, 2009, and 2008, approximately 71.1%, 72.8%, and 78.3%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.5 years at December 31, 2010.
For the longer term, we intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, reducing outstanding debt and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, secured mortgage debt, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2011 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	initial funding of property developments, acquisitions, joint venture investments, and notes receivable; and
•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds, and our ability to access capital markets.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the years ended December 31, 2010 and 2009.
Net cash provided by operating activities was approximately $224.0 million during the year ended December 31, 2010 as compared to approximately $217.7 million during the year ended December 31, 2009. The increase was primarily due to lower interest expense and changes in operating accounts. The increase was partially offset by declines in property net operating income in 2010 as compared to 2009.
Net cash provided by investing activities during the year ended December 31, 2010 totaled approximately $35.2 million as compared to net cash used by investing activities of approximately $69.5 million during the year ended December 31, 2009. Cash outflows for property development, acquisition, and capital improvements were approximately $63.7 million during 2010 as compared to approximately $72.8 million during 2009. This decrease was due to the timing of completions of communities in our development pipeline and a reduction in construction and development activity in 2010 as compared to 2009. Cash inflows from sales of properties including land and discontinued operations were approximately $102.8 million for the year ended December 31, 2010 as compared to approximately $28.1 million for the year ended December 31, 2009. Additionally, cash outflows for investments in joint ventures were $6.5 million for the year ended December 31, 2010 as compared to $23.2 million in 2009. The decrease in cash outflows for investments in joint ventures in 2010 as compared to 2009 was primarily a result of our $22.2 million equity investment in one of our joint ventures during the third quarter 2009.

Net cash used in financing activities totaled approximately $152.8 million during the year ended December 31, 2010 primarily as a result of the repayment of maturing outstanding unsecured notes payable of approximately $137.6 million, repayment of approximately $165.6 million of secured notes assumed in connection with obtaining controlling interests in three joint ventures and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $135.6 million. The cash outflows were partially offset by cash receipts of approximately $231.7 million relating to proceeds received from the sale of approximately 4.9 million common shares throughout fiscal year 2010 under our ATM share offering program. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $4.2 million relating to proceeds received from participant withdrawals from our deferred compensation plans and approximately $53.0 million for proceeds received from secured notes payable relating to a secured credit agreement for a newly consolidated joint venture and $4.7 million for advances under a construction loan for one of our communities completing construction during 2010. Net cash provided by financing activities totaled approximately $91.4 million during the year ended December 31, 2009. During the year ended December 31, 2009, we used a total of approximately $648.7 million of cash to repay outstanding notes payable consisting of approximately $169.9 million of outstanding notes payable stemming from our April 2009 tender offer, the early retirement of outstanding debt consisting of approximately $139.1 million of secured notes, and approximately $18.2 million of senior unsecured notes. The remaining outstanding notes payable payments were primarily for maturing secured and unsecured notes payable of approximately $176.5 million, and payments of all remaining amounts outstanding on our unsecured line of credit. Also in 2009, $152.7 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. The cash outflows were offset by cash receipts of $420 million from a secured credit facility entered into during the second quarter, approximately $20.8 million of cash receipts from secured notes relating to a construction loan for a consolidated joint venture and net proceeds of approximately $272.1 million from the completion of our equity offering in May 2009.
Financial Flexibility
In August 2010, we entered into a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million, which matures in August 2012 and may be extended at our option to August 2013. This facility replaces our $600 million unsecured credit facility which was scheduled to mature in January 2011. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2010, we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $489.8 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of December 31, 2010, we had approximately 69.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In March 2010, we announced the creation of our ATM share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. As of the day of this filing, we had common shares having an aggregate offering price of up to $10.7 million remaining under the ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During 2011, approximately $154.4 million of unsecured debt, excluding scheduled principal amortizations, are scheduled to mature. See Note 9, “Notes Payable,” of the Notes to Consolidated Financial Statements for further discussion of scheduled maturities. Additionally, we intend to incur approximately $57.2 million of additional capital expenditures on our current development projects and we expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We intend to meet our near-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2010, we announced our Board of Trust Managers had declared a dividend distribution of $0.45 per share to our common shareholders of record as of December 20, 2010. The dividend was subsequently paid on January 18, 2011. We paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2010 dividends, this distribution to common shareholders and holders of common operating partnership units equates to an annual dividend rate of $1.80 per share or unit for the year ended December 31, 2010.
The following table summarizes our known contractual cash obligations as of December 31, 2010:

(in millions)	Total	2011	2012	2013	2014	2015	Thereafter
Debt maturities (1)	$2,563.8	$159.0	$763.0	$228.4	$11.4	$252.7	$1,149.3
Interest payments (2)	621.4	123.2	112.0	77.9	66.8	59.6	181.9
Non-cancelable lease payments	10.0	2.5	2.1	1.9	1.8	1.1	0.6
Postretirement benefit obligations	2.8	0.2	0.2	0.2	0.2	0.2	1.8

	$3,198.0	$284.9	$877.3	$308.4	$80.2	$313.6	$1,333.6

(1)	Includes scheduled principal amortizations.

(2)
Includes contractual interest payments for our senior unsecured notes, medium-term notes, and secured notes. Interest payments on hedged loans were calculated based on the interest rates effectively fixed by the interest rate swap agreements. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2010 or the most recent practicable date.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $11.0 million, of two loans utilized for construction and development activities for our joint ventures. We are also committed to additional funding under a mezzanine loan provided to one joint venture and our commitment to fund additional amounts under this mezzanine loan was an aggregate of approximately $6.0 million at December 31, 2010.
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

Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates related to the valuation of our investments in joint ventures, and estimates and assumptions used to determine the entity with the power to direct activities that most significantly impacts economic performance of variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Principles of Consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.
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
In addition, we evaluate our investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment, we will record an impairment charge.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on our weighted average interest rate of our unsecured debt. Transaction costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively. Included in capitalized costs are management’s estimates of indirect costs associated with our development and redevelopment activities. The estimates used by management require judgment, and accordingly we believe cost capitalization to be a critical accounting estimate.

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
The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	% Of	Amount	Maturity	Interest	% Of
	(in millions)	(in years)	Rate	Total	(in millions)	(in years)	Rate	Total

Fixed rate debt (1)	$2,333.5	5.2	5.4%	91.0%	$2,396.8	5.2	5.5%	91.3%
Variable rate debt	230.3	9.0	1.3	9.0	228.4	10.1	1.2	8.7

(1)
Includes a $500 million term loan entered into in 2007 and $16.6 million of a construction loan entered into in 2008 which are effectively fixed by the use of an interest rate swap (see discussion below).

We have historically used variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility thereby increasing our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $94.6 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements described below, would be approximately $2.3 million, holding all other variables constant. We currently use interest rate hedges to reduce the impact of interest rate fluctuations on certain variable indebtedness, not for trading or speculative purposes. Under the hedge agreements:
•	we agree to pay a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate; and
•	the counterparty agrees to pay us the interest rate that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.
As of December 31, 2010, the effect of our hedge agreements was to fix the interest rate on approximately $516.6 million of our variable rate debt. Had the hedge agreements not been in place during 2010, our annual interest costs would have been approximately $23.3 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2010 and the hedge agreements not been in place, our annual interest cost would have been approximately $5.8 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

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
A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2010.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal controls over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 24, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2011 in connection with the Annual Meeting of Shareholders to be held May 11, 2011.

Item 11.	Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2011 in connection with the Annual Meeting of Shareholders to be held May 11, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2011 in connection with the Annual Meeting of Shareholders to be held May 11, 2011.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,837,990	$42.39	1,273,833
Equity compensation plans not approved by security holders	—	—	—

Total	1,837,990	$42.39	1,273,833

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2011 in connection with the Annual Meeting of Shareholders to be held May 11, 2011.

Item 14.	Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2011 in connection with the Annual Meeting of Shareholders to be held May 11, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas, N.A., as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.5	First Supplemental Indenture dates as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.6	Indenture dated as of February 11, 2003 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee.	Exhibit 4.1 to Form 8-K filed on May 7, 2007

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.8	Form of Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.9	Form of Registration Rights Agreement between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.10	Form of Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.11	Form of Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.12	Form of Camden Property Trust 7.625% Note due 2011	Exhibit 4.4 to Form 8-K filed on February 20, 2001

4.13	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.14	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.15	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.16	Form of Camden Property Trust 5.700% Notes due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.17	Indenture dated as of August 7, 1997 between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K filed on August 11, 1997 (File No. 000-22411)

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

4.18	Supplemental Indenture No. 1, dated as of August 12, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on August 18, 1997 (File No. 000-22411)

4.19	Supplemental Indenture No. 2, dated as of December 17, 1997, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.1 to Camden Summit Partnership, L.P.’s Form 8-K/A-1 filed on December 17, 1997 (File No. 000-22411)

4.20	Supplemental Indenture No. 3, dated as of May 29, 1998, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on June 2, 1998 (File No. 000-22411)

4.21	Supplemental Indenture No. 4, dated as of April 20, 2000, between Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) and First Union National Bank	Exhibit 4.2 to Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

4.22	Supplemental Indenture No. 5, dated as of June 21, 2005, among Camden Summit Partnership, L.P., Camden Property Trust and Wachovia Bank, N.A.	Exhibit 99.1 to Form 8-K filed on June 23, 2005

4.23	Form of Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.) 7.703% Medium-Term Note due 2011	Exhibit 10.3 to Summit Property Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-12792)

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008 between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and each of H. Malcolm Stewart, Dennis M. Steen, and Steven K. Eddington.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.8	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOPTM), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.14	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.17	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.18	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.19	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.22	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.23	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

10.24	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.25	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.26	Contribution Agreement, dated as of February 23, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.27	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.28	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.29	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.30	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.31	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

10.34	Amendment No. 1 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on July 29, 2008

10.35	Amendment No. 2 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on December 8, 2008

10.36
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.37
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
Exhibit 99.1 to Form 8-K filed on October 10, 2007

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

10.39	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.42	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.43	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.44	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

10.45
First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein
Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001 (File No. 000-22411)

10.46	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.47
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (2)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.48	Form of Amended and Restated Distribution Agency Agreement dated May 10, 2010 between Camden Property Trust and Deutsche Bank Securities Inc.	Exhibit 1.1 to Form 8-K filed on May 11, 2010

10.49	Form of Amended and Restated Distribution Agency Agreement dated May 10, 2010 between Camden Property Trust and Credit Suisse Securities (USA) LLC	Exhibit 1.2 to Form 8-K filed on May 11, 2010

10.50	Form of Distribution Agency Agreement dated May 10, 2010 between Camden Property Trust and Morgan Stanley & Co. Incorporated	Exhibit 1.3 to Form 8-K filed on May 11, 2010

Filed Herewith or Incorporated
Exhibit No.	Description	Herein by Reference (1)

10.51	Form of Amended and Restated Distribution Agency Agreement dated May 10, 2010 between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.4 to Form 8-K filed on May 11, 2010

10.52
Form of Credit Agreement dated as of August 18, 2010 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and JPMorgan Chase Bank, N.A., as syndication agent
Exhibit 99.1 to Form 8-K filed on August 18, 2010

12.1	Statement Regarding Computation of Ratios	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1
Powers of Attorney for Richard J. Campo, D. Keith Oden, William R. Cooper, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Steven A. Webster, and Kelvin R. Westbrook
Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 24, 2011	CAMDEN PROPERTY TRUST
	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ D. Keith Oden D. Keith Oden	President and Trust Manager	February 24, 2011

/s/ Dennis M. Steen Dennis M. Steen	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Michael P. Gallagher Michael P. Gallagher	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

* William R. Cooper	Trust Manager	February 24, 2011

* Scott S. Ingraham	Trust Manager	February 24, 2011

* Lewis A. Levey	Trust Manager	February 24, 2011

* William B. McGuire, Jr.	Trust Manager	February 24, 2011

* F. Gardner Parker	Trust Manager	February 24, 2011

*	Trust Manager	February 24, 2011
William F. Paulsen

* Steven A. Webster	Trust Manager	February 24, 2011

* Kelvin R. Westbrook	Trust Manager	February 24, 2011

*By:	/s/ Dennis M. Steen Dennis M. Steen
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 24, 2011

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2010	2009
Assets
Real estate assets, at cost
Land	$760,397	$747,921
Buildings and improvements	4,680,361	4,512,124

	5,440,758	5,260,045
Accumulated depreciation	(1,292,924)	(1,149,056)

Net operating real estate assets	4,147,834	4,110,989
Properties under development, including land	206,919	201,581
Investments in joint ventures	27,632	43,542

Total real estate assets	4,382,385	4,356,112

Accounts receivable — affiliates	31,895	36,112
Notes receivable — affiliates	3,194	45,847
Other assets, net	106,175	102,114
Cash and cash equivalents	170,575	64,156
Restricted cash	5,513	3,658

Total assets	$4,699,737	$4,607,999

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,507,757	$1,645,926
Secured	1,055,997	979,273
Accounts payable and accrued expenses	81,556	74,420
Accrued real estate taxes	22,338	23,241
Distributions payable	35,295	33,025
Other liabilities	141,496	145,176

Total liabilities	2,844,439	2,901,061

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 85,130 and 79,543 issued; 82,386 and 76,996 outstanding at December 31, 2010 and 2009, respectively	824	770
Additional paid-in capital	2,775,625	2,525,656
Distributions in excess of net income attributable to common shareholders	(595,317)	(492,571)
Notes receivable secured by common shares	—	(101)
Treasury shares, at cost (12,766 and 12,792 common shares, at December 31, 2010 and 2009, respectively)	(461,255)	(462,188)
Accumulated other comprehensive loss	(33,458)	(41,155)

Total common equity	1,686,419	1,530,411
Noncontrolling interests	70,954	78,602

Total equity	1,757,373	1,609,013

Total liabilities and equity	$4,699,737	$4,607,999

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Property revenues
Rental revenues	$524,305	$527,429	$537,781
Other property revenues	86,099	84,581	74,627

Total property revenues	610,404	612,010	612,408
Property expenses
Property operating and maintenance	179,644	172,397	165,681
Real estate taxes	67,856	69,674	68,913

Total property expenses	247,500	242,071	234,594
Non-property income
Fee and asset management	8,172	8,008	9,167
Interest and other income	8,584	2,826	4,736
Income (loss) on deferred compensation plans	11,581	14,609	(33,443)

Total non-property income (loss)	28,337	25,443	(19,540)
Other expenses
Property management	19,982	18,864	19,910
Fee and asset management	4,841	4,878	6,054
General and administrative	30,762	31,243	31,586
Interest	125,893	128,296	132,399
Depreciation and amortization	172,849	171,322	168,488
Amortization of deferred financing costs	4,102	3,925	2,958
Expense (benefit) on deferred compensation plans	11,581	14,609	(33,443)

Total other expenses	370,010	373,137	327,952
Gain on sale of properties, including land	236	—	2,929
Gain (loss) on early retirement of debt	—	(2,550)	13,566
Impairment associated with land development activities	—	(85,614)	(51,323)
Impairment provision on a technology investment	(1,000)	—	—
Equity in income (loss) of joint ventures	(839)	695	(1,265)

Income (loss) from continuing operations before income taxes	19,628	(65,224)	(5,771)
Income tax expense — current	(1,581)	(967)	(843)

Income (loss) from continuing operations	18,047	(66,191)	(6,614)
Income from discontinued operations	3,481	5,101	8,441
Gain on sale of discontinued operations, net of tax	9,614	16,887	80,198

Net income (loss)	31,142	(44,203)	82,025
Less (income) loss allocated to noncontrolling interests from continuing operations	(926)	403	(4,052)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	$23,216	$(50,800)	$70,973

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Earnings per share — basic
Income (loss) from continuing operations attributable to common shareholders	$0.14	$(1.15)	$(0.32)
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.19	0.35	1.60

Net income (loss) attributable to common shareholders	$0.33	$(0.80)	$1.28

Earnings per share — diluted
Income (loss) from continuing operations attributable to common shareholders	$0.14	$(1.15)	$(0.32)
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.19	0.35	1.60

Net income (loss) attributable to common shareholders	$0.33	$(0.80)	$1.28

Weighted average number of common shares outstanding	68,608	62,359	55,272
Weighted average number of common shares and dilutive equivalent common shares outstanding	68,957	62,359	55,272

Net income (loss) attributable to common shareholders
Income (loss) from continuing operations	$18,047	$(66,191)	$(6,614)
Less (income)loss allocated to noncontrolling interests from continuing operations	(926)	403	(4,052)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Income (loss) from continuing operations attributable to common shareholders	10,121	(72,788)	(17,666)
Income from discontinued operations, including gain on sale, attributable to common shareholders	13,095	21,988	88,639

Net income (loss) attributable to common shareholders	$23,216	$(50,800)	$70,973

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$31,142	$(44,203)	$82,025
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(19,059)	(12,291)	(44,386)
Reclassification of net loss on cash flow hedging activities	23,385	22,192	9,317
Unrealized gain on available-for-sale investments, net of tax	3,306	—	—
Unrealized gain on postretirement obligations	65	—	136

Comprehensive income (loss)	38,839	(34,302)	47,092
Less (income) loss allocated to noncontrolling interests from continuing operations	(926)	403	(4,052)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Comprehensive income (loss) attributable to common shareholders	$30,913	$(40,899)	$36,040

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of		Distributions	secured by		other
	beneficial	Additional	in excess of	common	Treasury	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	paid-in capital	net income	shares	shares, at cost	loss	interests	Total equity	preferred units
Equity, December 31. 2007	$654	$2,209,631	$(227,025)	$(1,950)	$(433,874)	$(16,123)	$122,027	$1,653,340	$97,925

Net income			70,973				4,052	75,025	7,000
Other comprehensive loss						(34,933)		(34,933)
Net share awards	3	10,218						10,221
Employee share purchase plan		142			740			882
Repayment of employee notes receivable, net				1,655				1,655
Common share options exercised (45 shares)		2,155						2,155
Conversions and redemptions of operating partnership units (464 shares)	5	15,548					(18,610)	(3,057)
Common shares repurchased (695 shares)					(30,075)			(30,075)
Purchase of noncontrolling interests							(8,573)	(8,573)
Distributions on perpetual preferred units									(7,000)
Cash distributions ($2.80 per share)			(156,257)				(9,034)	(165,291)
Other	(2)	9						7

Equity, December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income (loss)			(50,800)				(403)	(51,203)	7,000
Other comprehensive income						9,901		9,901
Common shares issued (10,350 shares)	104	272,008						272,112
Net share awards	2	10,157						10,159
Employee share purchase plan		105			1,027			1,132
Repayment of employee notes receivable, net				194				194
Common share options exercised (19 shares)		1,275						1,275
Conversions and redemptions of operating partnership units (139 shares)	2	3,759					(3,777)	(16)
Common shares repurchased					(6)			(6)
Purchase of noncontrolling interests		647					(748)	(101)
Distributions on perpetual preferred units									(7,000)
Cash distributions ($2.05 per share)			(129,462)				(6,332)	(135,794)
Other	2	2						4

Equity, December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of		Distributions	secured by		other
	beneficial	Additional	in excess of	common	Treasury	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	paid-in capital	net income	shares	shares, at cost	loss	interests	Total equity	preferred units
Equity, December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income			23,216				926	24,142	7,000
Other comprehensive income						7,697		7,697
Common shares issued (4,868 shares)	49	231,602						231,651
Net share awards	4	11,609						11,613
Employee share purchase plan		232			933			1,165
Repayment of employee notes receivable, net				101				101
Common share options exercised (41 shares)		2,997						2,997
Conversions and redemptions of operating partnership units (279 shares)	3	3,525					(3,553)	(25)
Distributions on perpetual preferred units									(7,000)
Cash distributions ($1.80 per share)			(125,962)				(5,046)	(131,008)
Other	(2)	4					25	27

Equity, December 31, 2010	$824	$2,775,625	$(595,317)	$—	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$31,142	$(44,203)	$82,025
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization, including discontinued operations	174,465	172,415	169,151
Gain on sale of discontinued operations	(9,614)	(16,887)	(80,198)
Gain on sale of properties, including land	(236)	—	(2,929)
Loss (gain) on early retirement of debt	—	2,550	(13,566)
Impairment associated with land development activities	—	85,614	51,323
Impairment provision on a technology investment	1,000	—	—
Equity in (income) loss of joint ventures	839	(695)	1,265
Share-based compensation	11,306	9,053	7,663
Distributions of income from joint ventures	6,524	5,664	5,392
Amortization of deferred financing costs	4,102	3,925	2,975
Accretion of discount on unsecured notes payable	514	628	571
Interest on notes receivable — affiliates	(239)	(437)	(3,688)
Net change in operating accounts	4,233	61	(3,026)

Net cash from operating activities	$224,036	$217,688	$216,958

Cash flows from investing activities
Development and capital improvements	$(63,739)	$(72,779)	$(199,269)
Proceeds from sales of properties, including land and discontinued operations	102,819	28,078	123,513
Proceeds from partial sales of assets to joint ventures	—	—	52,509
Investments in joint ventures	(6,467)	(23,159)	(10,444)
Payments received on notes receivable — other	—	8,710	2,855
Increase in notes receivable — affiliates	(511)	(7,332)	(3,487)
Other	3,048	(3,034)	(3,051)

Net cash from investing activities	$35,150	$(69,516)	$(37,374)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from financing activities
Proceeds from issuance of common shares	$231,651	$272,112	$—
Proceeds from notes payable	57,748	440,840	385,927
Repayment of notes payable	(306,692)	(503,705)	(379,213)
Borrowings on unsecured line of credit and short-term borrowings	37,000	—	30,000
Repayments on unsecured line of credit and short-term borrowings	(37,000)	(145,000)	—
Distributions to common shareholders, perpetual preferred units, and noncontrolling interests	(135,626)	(152,687)	(172,332)
Repurchase of common shares and units	(26)	(21)	(33,133)
Payment of deferred financing costs	(6,564)	(5,124)	(4,321)
Net decrease (increase) in accounts receivable — affiliates	4,217	909	(929)
Other	2,525	1,253	927

Net cash from financing activities	$(152,767)	$(91,423)	$(173,074)

Net increase in cash and cash equivalents	106,419	56,749	6,510
Cash and cash equivalents, beginning of year	64,156	7,407	897

Cash and cash equivalents, end of year	$170,575	$64,156	$7,407

Supplemental information
Cash paid for interest, net of interest capitalized	$128,742	$134,266	$136,172
Cash paid for income taxes	1,169	1,654	1,651
Supplemental schedule of non-cash investing and financing activities
Distributions declared but not paid	$35,295	$33,025	$42,937
Value of shares issued under benefit plans, net of cancellations	14,401	6,653	10,766
Conversion of operating partnership units to common shares	3,536	3,753	15,793
Accrual associated with construction and capital expenditures	6,590	5,189	24,167
Conversion of mezzanine notes to joint venture equity	43,279	18,496	—
Change of fair value of available-for-sale investments, net of tax	3,306	—	—
Debt disposed of through disposition	—	—	14,010
Contribution of real estate assets to joint ventures	—	—	10,523
Consolidation of joint venture at fair value, net of cash
Real estate assets	238,885	—	—
In-place leases	4,962	—	—
Other assets	1,135	—	—
Mortgage debt assumed	188,119	—	—
Other liabilities	3,197	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2010, we owned interests in, operated, or were developing 188 multifamily properties comprising 63,923 apartment homes across the United States. Of these 188 properties, two properties were under development and when completed will consist of a total of 607 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us.
Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land, and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases at December 31, 2010, was approximately $3.9 million. Amortization expense will be recognized over the remaining life of these in-place leases in 2011. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
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
In addition, we evaluate our investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment, we will record an impairment charge.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Transaction costs associated with the acquisition of real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $5.7 million, $10.3 million, and $17.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Capitalized real estate taxes were approximately $0.8 million, $1.9 million, and $3.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.
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
Derivative Financial Instruments. Derivative financial instruments are recorded in the consolidated balance sheets at fair value and we do not apply master netting for financial reporting purposes. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Discontinued Operations. A property is classified as a discontinued operation when (i) the operations and cash flows of the property can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the property has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the property after the disposal transactions. Significant judgments are involved in determining whether a property meets the criteria for discontinued operations reporting and the period in which these criteria are met. A property is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale in its present condition and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond our control.
The results of operations for properties sold during the period or classified as held for sale at the end of the current period are classified as discontinued operations in the current and prior periods. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income (loss) of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. All other sources of income, including from interest and fee and asset management income, are recognized as earned. Eight of our properties are subject to rent control. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, available-for-sale investments, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 11, “Share-based Compensation and Benefit Plans.” Deferred financing costs are amortized no longer than the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which range from three to ten years. Our available-for-sale investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 97% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans for the year ended December 31, 2010, and approximately 98% for each of the years ended December 31, 2009, and 2008.

Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits, and escrowed amounts related to our development and acquisition activities. Substantially all restricted cash is invested in demand and short-term instruments.
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
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates related to the valuation of our investments in joint ventures, and estimates and assumptions used to determine the entity with the power to direct activities that most significantly impacts economic performance of potential variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
3. Share Data
Basic earnings per share are computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.8 million, 4.9 million, and 5.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Basic earnings per share calculation
Income (loss) from continuing operations attributable to common shareholders	$10,121	$(72,788)	$(17,666)
Amount allocated to participating securities	(265)	637	(329)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	9,856	(72,151)	(17,995)
Income from discontinued operations, including gain on sale, attributable to common shareholders	13,095	21,988	88,639

Net income (loss) attributable to common shareholders, as adjusted — basic	$22,951	$(50,163)	$70,644

Income (loss) from continuing operations attributable to common shareholders, as adjusted — per share	$0.14	$(1.15)	$(0.32)
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	0.19	0.35	1.60

Net income (loss) attributable to common shareholders, as adjusted — per share	$0.33	$(0.80)	$1.28

Weighted average number of common shares outstanding	68,608	62,359	55,272

Diluted earnings per share calculation
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$9,856	$(72,151)	$(17,995)
Income allocated to common units	—	—	—

Income (loss) from continuing operations attributable to common shareholders, as adjusted	9,856	(72,151)	(17,995)
Income from discontinued operations, including gain on sale, attributable to common shareholders	13,095	21,988	88,639

Net income (loss) attributable to common shareholders, as adjusted	$22,951	$(50,163)	$70,644

Income (loss) from continuing operations attributable to common shareholders, as adjusted — per share	$0.14	$(1.15)	$(0.32)
Income from discontinued operations, including gain on sale, attributable to common shareholders — per share	0.19	(0.35)	1.60

Net income (loss) attributable to common shareholders, as adjusted — per share	$0.33	$(0.80)	$1.28

Weighted average number of common shares outstanding	68,608	62,359	55,272
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	349	—	—
Common units	—	—	—

Weighted average number of common shares and dilutive equivalent common shares outstanding	68,957	62,359	55,272

4. Common Shares
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2010. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2010. There were no repurchases of our equity securities during the year ended December 31, 2010.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. During the year ended December 31, 2010, we issued approximately 4.9 million common shares at an average price of $48.37 per share for total net consideration of approximately $231.7 million. In January 2011, we issued 0.1 million common shares at an average price of $54.06 per share for total net consideration of approximately $3.8 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $10.7 million remaining available for sale under the ATM program.

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110 million shares of beneficial interest, consisting of 100 million common shares and 10 million preferred shares. As of December 31, 2010, we had approximately 69.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Operating Partnerships
At December 31, 2010, approximately 12% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has issued both common and preferred limited partnership units. As of December 31, 2010, we held 89.8% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and two of our ten trust managers own Camden Operating common limited partnership units.
Camden Operating has $100 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units were redeemable beginning in December 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. There were no redemptions as of December 31, 2010. The preferred units are convertible beginning in 2015 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares of Camden. The Series B preferred units are subordinate to present and future debt.
We are the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising approximately 0.4 million units, are exchangeable into approximately 0.3 million of our common shares.
At December 31, 2010, approximately 25% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has issued common limited partnership units. As of December 31, 2010, we held 94.0% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. (“Summit”), a company we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise and margin taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have provided for federal, state, and local income, franchise, and margin taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2010, 2009 and 2008. These taxes are primarily for margin taxes and entity level state income and franchise taxes on certain ventures, and federal taxes on one of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

The following table reconciles net income to REIT taxable income for the years ended December 31:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net income (loss)	$31,142	$(44,203)	$82,025
Less (income) loss attributable to noncontrolling interests	(926)	403	(4,052)
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	23,216	(50,800)	70,973
Loss of taxable REIT subsidiaries included above	2,056	25,124	9,239

Net income (loss) from REIT operations	25,272	(25,676)	80,212
Book depreciation and amortization, including discontinued operations	179,662	178,607	175,162
Tax depreciation and amortization	(158,134)	(164,639)	(164,327)
Book/tax difference on gains/losses from capital transactions	37,798	(7,059)	826
Book/tax difference on impairment associated with land development activities	—	62,397	51,323
Other book/tax differences, net	(10,565)	(24,188)	(15,410)

REIT taxable income	74,033	19,442	127,786
Dividends paid deduction	(124,999)	(128,507)	(151,346)

Dividends paid in excess of taxable income	$(50,966)	$(109,065)	$(23,560)

A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
	2010	2009	2008
Common Share Distributions
Ordinary income	$0.89	$1.74	$1.34
Long-term capital gain	0.20	0.25	0.91
Unrecaptured Sec. 1250 gain	0.48	0.06	0.55
Return of capital	0.23	—	—

Total	$1.80	$2.05	$2.80

Percentage of distributions representing tax preference items	3.91%	3.94%	5.59%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2010, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $25.1 million which expire in years 2019 to 2030. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits of these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2010 exceeded the tax basis by approximately $843.9 million.
Income Tax Expense — Current. For the tax years ended December 31, 2010, 2009, and 2008, we had current income tax expense of approximately $1.6 million, $1.0 million, and $0.8 million, respectively. The 2010 tax expense was comprised mainly of entity level state income taxes on certain ventures and federal income tax on one of our taxable REIT subsidiaries. The 2009 and 2008 amounts were comprised mainly of state income taxes.
Income Tax Expense — Deferred. For the years ended December 31, 2010, 2009, and 2008, our deferred tax expense was not significant.

The company and its subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2007 through 2009. Net income tax loss carryforwards and other tax attributes generated in years prior to 2007 are also subject to challenge in any examination of those tax years. The company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2010. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure for the periods presented.
7. Property Acquisitions, Discontinued Operations, and Impairments
Acquisitions. During 2010, we acquired three multifamily properties for an aggregate of approximately $63.0 million on behalf of one of our discretionary investment funds (the “Fund”) in which we have a 20% ownership interest. The acquisitions were comprised of 306 units located in Houston, Texas, 110 units located in Atlanta, Georgia and 270 units located in Corpus Christi, Texas.
In August 2010, the ownership of one of our joint ventures, which owns a multifamily property located in Irvine, California, was restructured and resulted in our ownership interest increasing from 30% to 99.99%. We previously accounted for this joint venture in accordance with the equity method of accounting. Following this restructuring, we have consolidated this entity for financial reporting purposes. At the time of this restructuring, we recorded the assets and liabilities of the joint venture at fair value, which resulted in an increase of real estate assets of approximately $92.7 million and a reduction to investments in joint ventures and notes receivable-affiliates of approximately $21.2 million and $20.7 million, respectively. We did not record a gain or loss on this restructuring as the net consideration approximated the fair market value of the net assets received. Subsequent to this restructuring, we repaid the joint venture’s existing $52.1 million secured note, which accrued interest at LIBOR plus 2.25%, and the joint venture entered into a 35 year secured credit agreement with a third-party lender in the amount of $53.0 million with an effective annual interest rate of approximately 4.35%.
In December 2010, the ownership of two of our joint ventures, which own multifamily properties located in Houston, Texas and College Park, Maryland, were restructured and resulted in our ownership interests increasing from 30% to 99.99%. We previously accounted for these joint ventures in accordance with the equity method of accounting. Following this restructuring, we have consolidated these entities for financial reporting purposes. At the time of this restructuring, we recorded the assets and liabilities of the joint ventures at fair value, which resulted in an increase of real estate assets of approximately $146.2 million and a reduction to investments in joint ventures and notes receivable-affiliates of approximately $2.4 million and $14.3 million, respectively. We did not record a gain or loss on this restructuring as the net consideration approximated the fair market value of the net assets received. Subsequent to this restructuring, we repaid one joint venture’s existing $108.8 million secured note, which accrued interest at LIBOR plus 2.0%. Additionally, we assumed the debt of one of the joint venture’s secured notes with third-party lenders for approximately $27.2 million, and repaid one of the secured notes for approximately $4.6 million. The remaining $22.6 million secured note matures in May 2019 and has an effective annual interest rate of 5.33%.
The following is a summary of revenue and earnings, which represents property revenue less property expenses, for the three restructured joint ventures from their respective consolidation dates through December 31, 2010:

(in thousands)
Property revenues	$2,612

Property operating income	$1,548
The following summarized pro forma consolidated income statement information assumes the acquisition of control of the three joint ventures discussed above occurred as of January 1, 2009:

	Year Ended December 31,
	2010	2009
(in thousands)	(unaudited)
Property revenues	$627,565	$630,463

Property operating income	$372,630	$380,142

We did not acquire any operating properties in 2009 or 2008.
Discontinued Operations. Two operating properties, one operating property, and eight operating properties were sold in the years ended December 31, 2010, 2009, and 2008, respectively. Income from discontinued operations in each of the years includes the results of operations of the operating properties that were sold during such year through their sale dates.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Property revenues	$10,774	$14,324	$27,465
Property expenses	4,582	5,863	12,470

	6,192	8,461	14,995
Interest	—	—	466
Depreciation and amortization	2,711	3,360	6,088

Income from discontinued operations	$3,481	$5,101	$8,441

Gain on sale of discontinued operations	$9,614	$16,887	$80,198

Impairment. The impairment associated with land development activities for the years ended December 31, 2009 and 2008 totaled approximately $72.2 million and $50.2 million, respectively, for the difference between the estimated fair value and the carrying value of various land holdings for development projects we either placed on hold or planned to not pursue.
Impairment for the year ended December 31, 2009 included $13.4 million of costs capitalized and exit costs associated with a land development joint venture we placed on hold. In the fourth quarter of 2010, this joint venture was dissolved. Refer to Note 8, “Investments in Joint Ventures,” for further discussion.
During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable.

8. Investments in Joint Ventures
As of December 31, 2010, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 20 joint ventures, with our ownership percentages ranging from 15% to 72%. We provide property management services to the majority of these joint ventures which own operating properties and may provide asset management services in addition to construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of December 31 (in millions):

	2010 (2)	2009
Total assets	$935.3	$1,202.0
Total third-party debt	810.1	980.9
Total equity	105.3	151.9

	2010	2009	2008
Total revenues	$137.6	$137.3	$127.1
Net income (loss)	(19.1)	(18.0)	(18.7)
Equity in income (loss) (1)	(0.8)	0.7	(1.3)

(1)
Equity in income (loss) of unconsolidated joint ventures excludes our ownership interest of fee income from various property management services and interest income from mezzanine loans with our joint ventures.

(2)
During 2010, we consolidated three joint ventures previously accounted for in accordance with the equity method. Refer to Note 7, “Property Acquisitions, Discontinued Operations and Impairments,” for further discussion of these restructurings.

The joint ventures in which we have an interest have been funded in part with secured third-party debt. We have guaranteed no more than our proportionate interest, totaling approximately $11.0 million, of two loans utilized for construction and development activities for our joint ventures.
Mezzanine loans we have made to affiliated joint ventures are recorded as “Notes receivable — affiliates” and as of December 31, 2010 and 2009, the balance was $3.2 million and $45.8 million, respectively. At December 31, 2010, we had one mezzanine loan outstanding and our commitment to fund additional amounts under this mezzanine loan was approximately $6.0 million.
We may earn fees for property and asset management, construction, development, and other services related primarily to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $8.2 million, $8.0 million, and $9.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. We eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.
On April 15, 2010, a $24.5 million secured third-party construction note made by one of our joint ventures which owns a multifamily property located in Houston, Texas, originally scheduled to mature in April 2010, was contractually extended to April 2011. Concurrent with the construction note extension, our $8.2 million mezzanine loan to this joint venture was converted into an additional $7.2 million common equity interest in the joint venture (with a preference on distribution of cash flows) and $1.0 million common equity interest in the joint venture (without such preference).
In the fourth quarter of 2010, we dissolved a joint venture located in Austin, Texas. In connection with the dissolution, our joint venture partner purchased the third-party debt made by this joint venture from the note holder, which relieved us of our guarantee of our proportionate interest of this debt of approximately $4.2 million; we had previously recorded a charge for this indemnification. Accordingly, we recorded the $4.2 million as other income in our 2010 consolidated statements of income and comprehensive income.
In February 2011, the Fund acquired one multifamily property for approximately $44.5 million. The multifamily property is located in Houston, TX and is comprised of 352 apartment homes.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2010	2009
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
Term loan, due 2012	500.0	500.0

	$500.0	$500.0
Senior unsecured notes
4.39% Notes, due 2010	—	55.3
6.75% Notes, due 2010	—	57.8
7.69% Notes, due 2011	88.0	87.9
5.93% Notes, due 2012	189.5	189.4
5.45% Notes, due 2013	199.6	199.4
5.08% Notes, due 2015	249.2	249.0
5.75% Notes, due 2017	246.1	246.1

	972.4	1,084.9
Medium-term notes
4.90% Notes, due 2010	—	10.2
6.79% Notes, due 2010	—	14.5
4.99% Notes, due 2011	35.4	36.3

	35.4	61.0

Total unsecured notes payable	1,507.8	1,645.9

Secured notes
1.12% - 6.00% Conventional Mortgage Notes, due 2011 — 2045	1,015.7	937.8
1.78% Tax-exempt Mortgage Note, due 2028	40.3	41.5

	1,056.0	979.3

Total notes payable	$2,563.8	$2,625.2

Floating rate tax-exempt debt included in secured notes (1.78%)	$40.3	$41.5
Floating rate debt included in secured notes (1.12% - 1.70%)	189.9	186.9
Value of real estate assets, at cost, subject to secured notes	1,629.6	1,487.1
In August 2010, we entered into a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million, which matures in August 2012 and may be extended at our option to August 2013. This facility replaced our $600 million unsecured credit facility which was scheduled to mature in January 2011. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2010, we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $489.8 million available under our unsecured line of credit.
As part of the 2005 Summit merger, we assumed certain debt and recorded approximately $33.9 million as a fair value adjustment which is being amortized over the respective debt terms. As of December 31, 2010, approximately $0.4 million of the fair value adjustment remained unamortized and substantially all of the remaining adjustment will be recorded as an adjustment to interest expense in 2011. We recorded amortization of the fair value adjustment, which resulted in a decrease of interest expense of approximately $1.1 million, $2.3 million, and $5.4 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Subsequent to the restructuring of one of our unconsolidated joint ventures in August 2010, this now fully consolidated joint venture entered into a 35 year secured credit agreement with a third-party lender in the amount of $53.0 million with an effective annual interest rate of approximately 4.35%. Refer to Note 7, “Property Acquisitions, Discontinued Operations, and Impairments,” for further discussion of this transaction.
As part of the joint venture restructurings in December 2010, we assumed the debt of one of the joint venture’s secured notes with a third-party lender for approximately $22.6 million, which matures in May 2019 and has an effective annual interest rate of 5.33%. See Note 7, “Property Acquisitions, Discontinued Operations and Impairments,” for further discussion of these restructurings.
At December 31, 2010 and 2009, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.3% and 1.2%, respectively.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of approximately 5.5 years at December 31, 2010. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2010 are as follows:

		Weighted Average
(in millions)	Amount	Interest Rate
2011	$159.0	6.2%
2012	763.0	5.4
2013	228.4	5.4
2014	11.4	6.0
2015	252.7	5.1
2016 and thereafter	1,149.3	4.6

Total	$2,563.8	5.1%

The remaining principal amount outstanding on our 7.69% senior unsecured notes matured and was repaid in February 2011 for a total of approximately $88.0 million.
10. Derivative Instruments and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $22.6 million will be reclassified to interest expense. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

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
As of December 31, 2010, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31 (in millions):

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$36.9	Other Liabilities	$41.1
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31 (in millions).

Effect of Derivative Instruments
								Location of Gain or
								(Loss) Recognized
								in Income on
								Derivative
	Amount of Loss Recognized in			Location of Loss				(Ineffective Portion
	Other Comprehensive Income			Reclassified from	Amount of Loss Reclassified			and Amount
Derivatives in Cash	(“OCI”) on Derivative			Accumulated OCI	from Accumulated OCI into			Excluded from
Flow	(Effective Portion)			into Income	Income (Effective Portion)			Effectiveness
Hedging Relationships	2010	2009	2008	(Effective Portion)	2010	2009	2008	Testing)

Interest Rate Swaps	$19.1	$12.3	$44.4	Interest Expense	$23.4	$22.2	$9.3	Not applicable

		Amount of Gain Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized	on Derivative
Hedging Instruments	in Income on Derivative	2010	2009	2008

Interest Rate Cap	Other income	$—	$—	$0.1
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
At December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $38.6 million. As of December 31, 2010, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at December 31, 2010, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $38.6 million.
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

Options. Options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2010 were exercised at prices ranging from $25.88 to $48.02 per option. At December 31, 2010, outstanding options and exercisable options were at prices ranging from $30.06 to $73.32 per option and had a weighted average remaining contractual life of approximately 5.1 years and 3.6 years, respectively.
The total intrinsic value of options exercised was approximately $1.5 million, $0.1 million, and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $2.3 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next four years.
The following table summarizes share outstanding options and exercisable options at December 31, 2010:

	Outstanding Options(1)		Exercisable Options(1)
Range of		Weighted		Weighted
Exercise		Average		Average
Prices	Number	Price	Number	Price
$30.06-$41.91	605,031	$33.01	213,424	$38.42
$42.90-$44.00	508,835	43.32	452,940	43.25
$45.53-$73.32	724,124	49.58	494,412	50.30

Total options	1,837,990	$42.39	1,160,776	$45.36

(1)
The aggregate intrinsic value of outstanding and exercisable options at December 31, 2010 was approximately $22.2 million and $10.9 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $53.98 per share on December 31, 2010 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model.
The following assumptions were used for options granted during each respective period:

	Year Ended
	December 31,
	2010	2009	2008
Weighted average fair value of options granted	$11.69	$3.06	$5.06
Expected volatility	35.6% - 39.2%	33.0%	20.5%
Risk-free interest rate	3.6% - 3.7%	2.6%	3.6%
Expected dividend yield	4.1% - 4.4%	9.3%	5.8%
Expected life (in years)	7 - 9	7	7
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
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At December 31, 2010, the unamortized value of previously issued unvested share awards was approximately $22.1 million which is expected to be amortized over the next four years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was approximately $10.6 million, $10.2 million, and $8.8 million, respectively, and there were a total of 2.4 million vested share awards outstanding at December 31, 2010 with a weighted average issuance price of $38.72. At December 31, 2010, there were approximately 1.3 million share awards and options available for issuance.

Total compensation cost for option and share awards charged against income was approximately $11.7 million, $8.7 million, and $7.3 million for 2010, 2009, and 2008, respectively. Total capitalized compensation cost for option and share awards was approximately $1.0 million, $1.7 million, and $2.6 million for 2010, 2009 and 2008, respectively.
The following table summarizes activity under our Share Incentive Plans for the three years ended December 31:

		Weighted		Weighted
		Average	Share	Average
	Options	Exercise /	Awards	Exercise /
	Outstanding	Grant Price	Outstanding	Grant Price
Balance at December 31, 2007	1,150,167	$43.54	2,357,780	$40.62
Vested share awards at December 31, 2007 (1)			(1,912,608)	(34.79)

Options and nonvested share awards outstanding at December 31, 2007	1,150,167	$43.54	445,172	$65.67

Granted	444,264	48.02	267,450	48.23
Exercised/Vested	(44,950)	38.21	(155,892)	58.33
Forfeited	(12,954)	48.02	(36,445)	58.10

Net activity	386,360		75,113

Balance at December 31, 2008	1,536,527	$44.96	520,285	$59.40

Granted	489,509	30.06	329,018	30.11
Exercised/Vested	(18,521)	33.45	(188,892)	53.76
Forfeited	(33,303)	43.37	(65,258)	51.06

Net activity	437,685		74,868

Balance at December 31, 2009	1,974,212	$41.40	595,153	$46.20

Granted	55,895	43.94	372,661	40.05
Exercised/Vested	(141,213)	32.54	(214,923)	49.17
Forfeited	(50,904)	46.65	(11,386)	39.64

Net activity	(136,222)		146,352

Total options and nonvested share awards outstanding at December 31, 2010	1,837,990	$42.39	741,505	$42.16

(1)	Balance includes 76,563 shares at December 31, 2007, which do not impact compensation expense.

Employee Share Purchase Plan (“ESPP”). We have established an ESPP for all active employees and officers who have completed one year of continuous service. Participants may elect to purchase our common shares through payroll deductions and/or through semi-annual contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents information related to our ESPP:

	2010	2009	2008
Shares purchased	29,100	34,649	25,939
Weighted average fair value of shares purchased	$50.70	$35.68	$37.81
Expense recorded (in millions)	$0.5	$0.4	$0.1
In January 2011, approximately 21,825 shares were purchased under the ESPP related to the 2010 plan year.
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
The value of the assets of the rabbi trust are consolidated into our financial statements based on GAAP. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2010 and 2009, approximately 2.0 million share awards were held in the rabbi trust. Additionally, as of December 31, 2010 and 2009, the rabbi trust held trading securities totaling approximately $53.1 million and $61.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the fair value of the liability due to participants is adjusted accordingly.
At December 31, 2010 and 2009, approximately $31.4 million and $34.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2010 and 2009, approximately 0.7 million and 0.5 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2010 and 2009, the Plan held trading securities totaling approximately $14.3 million and $12.1 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the fair value of the liability due to participants is adjusted accordingly.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for each of the years ended December 31, 2010 and 2009, was approximately $1.3 million, and was approximately $1.4 million for the year ended December 31, 2008. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.

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
The following table presents information about our financial assets and liabilities measured at fair value as of December 31, 2010 and 2009 under the fair value hierarchy discussed above (there was no Level 3 activity during the periods presented):
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in millions)

	December 31, 2010				December 31, 2009
	Quoted Prices in	Significant	Significant		Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable		Active Markets	Other	Unobservable
	for Identical	Observable	Inputs		for Identical	Observable	Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Assets
Deferred compensation plan investments	$46.7	$—	$—	$46.7	$49.7	$—	$—	$49.7
Available-for-sale investment	5.0	—	—	5.0	—	—	—	—
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$36.9	$—	$36.9	$—	$41.1	$—	$41.1
Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our consolidated balance sheets. The balance at December 31, 2010 also reflects approximately $16.3 million of participant withdrawals from our deferred compensation plan investments during 2010.

Available-for-sale Investment. A company in which we had a recorded value of approximately $0.2 million completed an initial public offering during the three months ending September 30, 2010. We have classified this investment as available-for-sale under the Accounting Standards Codification (the “Codification”) and recorded this security as a component of other assets, with any unrealized gains or losses, net of tax, included in accumulated other comprehensive income (loss). The available-for-sale investment is included in Level 1 in the preceding table and is valued using quoted market prices. The following table sets forth the maturity, cost, gross unrealized gains, and fair value of our available-for-sale investment held as of December 31, 2010 (we did not have any available-for-sale investments at December 31, 2009):

(in millions)
Available-for-sale
Investment	Cost	Unrealized Gains	Fair Value
Marketable equity securities with no maturity date	$0.2	$4.8	$5.0	(1)

(1)	This amount is exclusive of deferred taxes of approximately $1.5 million.
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
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other Fair Value Disclosures. As of December 31, 2010 and 2009, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated their fair value based on the short-term nature of these instruments.
In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. The following table presents the carrying and estimated fair value of our notes receivable and notes payable for the years ended December 31 (in millions):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Notes receivable — affiliates	$3.2	$3.2	$45.8	$46.1
Fixed rate notes payable (1)	2,333.5	2,386.0	2,396.8	2,380.9
Floating rate notes payable	230.3	212.7	228.4	189.4

(1)
Includes a $500 million term loan entered into in 2007 and $16.6 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis utilizing level 3 inputs, primarily relate to impairment of long-lived assets or investments, and also consolidation of joint ventures as disclosed at Note 7, “Property Acquisitions, Discontinued Operations and Impairments.”

13. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Change in assets:
Other assets, net	$(895)	$10,808	$(4,350)

Change in liabilities:
Accounts payable and accrued expenses	2,209	(10,511)	(568)
Accrued real estate taxes	(1,269)	(64)	486
Other liabilities	4,188	(172)	1,406

Change in operating accounts	$4,233	$61	$(3,026)

14. Commitments and Contingencies
Construction Contracts. As of December 31, 2010, we intend to incur approximately $57.2 million of additional expenditures on our construction projects currently under development. We expect to fund these amounts through available cash balances and draws on our unsecured line of credit.
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
Lease Commitments. At December 31, 2010, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $2.9 million for the year ended December 31, 2010 and totaled approximately $3.0 million for each of the years ended December 31, 2009 and 2008. Minimum annual rental commitments for the years ending December 31, 2011 through 2015 are approximately $2.5 million, $2.1 million, $1.9 million, $1.8 million, and $1.1 million, respectively, and approximately $0.6 million in the aggregate thereafter.

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
We have discretionary investment vehicles (the “Funds”) to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the Funds for development. The Funds will serve, until the earlier of (i) April 8, 2012, or (ii) such time as 90% of the Funds’ committed capital is invested, as the exclusive vehicles through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Funds, transactions with our existing ventures, contributions or sales of properties to or entities in which we remain an investor, and transactions approved by the Funds’ advisory board. The Funds will not restrict our development activities and will terminate on April 8, 2018. We are currently targeting acquisitions for the Funds where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities, or improved property operations. One of our wholly-owned subsidiaries is the general partner of each of the Funds, and we have committed 20% of the total equity of each of the Funds, up to $75 million in the aggregate. We have received commitments to each of the Funds from an unaffiliated investor of $150 million and on December 31, 2008 the Funds were closed to additional investors. Our total capital contributions made to one of the Funds through December 31, 2010 was approximately $10.6 million.
Employment Agreements. At December 31, 2010, we had employment agreements with nine of our senior officers, the terms of which expire at various times through August 20, 2011. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of six of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Postretirement Benefits
We maintain a postretirement benefit for two former officers of Summit, who also serve on our Board of Trust Managers. Benefits received by these former employees include medical benefits and office space. Participants in the postretirement plan contribute to the cost of the medical benefits. Our contribution for medical benefits is limited to amounts between $450 and $730 per month per participant and dependents. We contributed approximately $0.2 million for office space during the year ended December 31, 2010 and expect to contribute $0.2 million for office space in 2011. For measurement purposes, an 8.5% rate of increase in the per capita cost of covered health care claims were assumed; the rate was assumed to decrease until 2024 at which point the annual rate would be 4.5% and remain at that level thereafter.

As of December 31, the status of our defined postretirement benefit plan, calculated using generally accepted actuarial principles and procedures, was as follows:

(in thousands)	2010	2009
Postretirement benefit obligation, beginning of year	$2,949	$2,978
Interest cost	174	181
Actuarial gain (1)	(65)	—
Benefits paid	(214)	(210)

Accumulated postretirement benefit obligation, end of year	$2,844	$2,949

(1)	Included in other comprehensive income in our Consolidated Statements of Income and Comprehensive Income.
The weighted average discount rate used to determine the value of accumulated postretirement benefit obligation for the years ended December 31, 2010 and 2009 was 6.10% and 6.29%, respectively. As of December 31, 2010, we had accrued for the approximate $2.8 million postretirement liabilities in other liabilities in our consolidated balance sheets.
The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

(in thousands)	Estimated Benefit
Year Beginning January 1	Payment
2011	$218
2012	223
2013	228
2014	233
2015	239
2016-2020	1,278

Total	$2,419

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
16. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for each of the years ended December 31:

	2010	2009	2008
Net income (loss) attributable to common shareholders	$23,216	$(50,800)	$70,973
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	3,528	3,761	15,553
Increase in equity from purchase of noncontrolling interests	—	647	—

Change in common equity and net transfers from noncontrolling interests	$26,744	$(46,392)	$86,526

17. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, “Property Acquisitions, Discontinued Operations, and Impairments,” for the years ended December 31, 2010 and 2009, is as follows:

(in thousands, except per share amounts)	First	Second	Third	Fourth		Total(a)
2010:
Revenues	$149,452	$151,291	$154,274	$155,387		$610,404
Net income attributable to common shareholders	2,285	2,134	1,650	17,147		23,216
Net income attributable to common shareholders per share — basic	0.03	0.03	0.02	0.24	(b)	0.33
Net income attributable to common shareholders per share — diluted	0.03	0.03	0.02	0.24	(b)	0.33

2009:
Revenues	$154,112	$154,443	$153,294	$150,161		$612,010
Net income (loss) attributable to common shareholders	6,234	18,315	3,937	(79,286)		(50,800)
Net income (loss)attributable to common shareholders per share — basic	0.11	0.30	0.06	(1.19	)(c)	(0.80)
Net income (loss) attributable to common shareholders per share — diluted	0.11	0.30	0.06	(1.19	)(c)	(0.80)

(a)
Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income (loss) per share amounts may not equal the total computed for the year.

(b)	Includes a $9,614, or $0.14 basic and $0.13 diluted per share, impact related to the gain on sale of discontinued operations.

(c)	Includes an $85,614, or $1.24 for both basic and diluted per share, impact related to the impairment associated with land development activities.

Schedule III
Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of			Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated			Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances		Acquisition

Current communities:

Camden Ashburn Farm	$4,835	$22,604	$608	$4,835	$23,212	$28,047	$4,358	$23,689	$		2005
Camden Aventura	12,185	47,616	2,445	12,185	50,061	62,246	9,160	53,086		35,025	2005
Camden Ballantyne	4,503	30,250	1,208	4,503	31,458	35,961	5,876	30,085		26,025	2005
Camden Bay	7,450	63,283	4,316	7,450	67,599	75,049	20,252	54,797			1998/2002
Camden Bay Pointe	1,296	10,394	5,167	1,296	15,561	16,857	9,696	7,161			1997
Camden Bayside	3,726	28,689	11,322	3,726	40,011	43,737	21,417	22,320			1997
Camden Baytown	520	13,071	1,424	520	14,495	15,015	5,790	9,225			1999
Camden Bel Air	3,594	31,221	4,198	3,594	35,419	39,013	16,547	22,466			1998
Camden Breakers	1,055	13,024	3,503	1,055	16,527	17,582	7,660	9,922			1996
Camden Breeze	2,894	15,828	3,009	2,894	18,837	21,731	8,663	13,068			1998
Camden Brickell	14,621	57,031	2,462	14,621	59,493	74,114	11,441	62,673			2005
Camden Brookwood	7,174	31,984	1,110	7,174	33,094	40,268	6,582	33,686		22,624	2005
Camden Buckingham	2,704	21,251	2,114	2,704	23,365	26,069	9,564	16,505			1997
Camden Caley	2,047	17,445	1,290	2,047	18,735	20,782	6,751	14,031		15,351	2000
Camden Canyon	1,802	11,666	4,472	1,802	16,138	17,940	7,018	10,922			1998
Camden Cedar Hills	2,684	20,931	10	2,684	20,941	23,625	2,524	21,101			2008
Camden Centennial	3,123	13,051	2,554	3,123	15,605	18,728	6,991	11,737			1995
Camden Centre	172	1,166	208	172	1,374	1,546	668	878			1998
Camden Centreport	1,613	12,644	1,635	1,613	14,279	15,892	5,937	9,955			1997
Camden Cimarron	2,231	14,092	2,248	2,231	16,340	18,571	7,934	10,637			1997
Camden Citrus Park	1,144	6,045	3,247	1,144	9,292	10,436	5,738	4,698			1997
Camden City Centre	4,976	44,735	46	4,976	44,781	49,757	6,168	43,589		33,795	2007
Camden Clearbrook	2,384	44,017	38	2,384	44,055	46,439	6,487	39,952			2007
Camden Club	4,453	29,811	6,474	4,453	36,285	40,738	19,328	21,410			1998
Camden College Park	16,409	91,503	—	16,409	91,503	107,912	249	107,663			2008
Camden Commons	2,476	20,073	4,401	2,476	24,474	26,950	13,146	13,804			1998
Camden Copper Ridge	1,204	9,180	4,417	1,204	13,597	14,801	8,748	6,053			1993
Camden Copper Square	4,825	23,672	1,482	4,825	25,154	29,979	9,248	20,731			2000
Camden Cotton Mills	4,246	19,147	1,467	4,246	20,614	24,860	4,063	20,797			2005
Camden Cove	1,382	6,266	1,276	1,382	7,542	8,924	3,872	5,052			1998
Camden Creek	1,494	12,483	5,121	1,494	17,604	19,098	12,328	6,770			1993
Camden Crest	4,412	33,366	1,342	4,412	34,708	39,120	6,532	32,588			2005
Camden Crown Valley	9,381	54,210	1,437	9,381	55,647	65,028	16,919	48,109			2001
Camden Deerfield	4,895	21,922	977	4,895	22,899	27,794	4,593	23,201		19,220	2005
Camden Del Mar	4,404	35,264	12,989	4,404	48,253	52,657	20,894	31,763			1998
Camden Dilworth	516	16,633	25	516	16,658	17,174	2,914	14,260		13,073	2006
Camden Doral	10,260	40,416	890	10,260	41,306	51,566	7,614	43,952		27,529	2005
Camden Doral Villas	6,476	25,543	1,166	6,476	26,709	33,185	5,159	28,026			2005
Camden Dulles Station	10,807	61,507	18	10,807	61,525	72,332	5,894	66,438			2008
Camden Dunwoody	5,290	23,642	1,254	5,290	24,896	30,186	4,808	25,378		21,168	2005
Camden Fair Lakes	15,515	104,223	2,497	15,515	106,720	122,235	18,752	103,483			2005

Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of			Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated			Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances		Acquisition
Camden Fairfax Corner	$8,484	$72,953	$77	$8,484	$73,030	$81,514	$12,275	$69,239	$		2006
Camden Fairview	1,283	7,223	1,073	1,283	8,296	9,579	1,883	7,696			2005
Camden Fairways	3,969	15,543	8,486	3,969	24,029	27,998	11,533	16,465			1998
Camden Fallsgrove	9,408	43,647	584	9,408	44,231	53,639	8,174	45,465			2005
Camden Farmers Market	17,341	74,193	2,704	17,341	76,897	94,238	22,621	71,617		50,711	2001/2005
Camden Forest	970	7,209	2,221	970	9,430	10,400	5,287	5,113			1997
Camden Foxcroft	1,408	7,919	2,170	1,408	10,089	11,497	2,250	9,247		9,040	2005
Camden Gaines Ranch	5,094	37,100	1,688	5,094	38,788	43,882	6,708	37,174			2005
Camden Gardens	1,500	6,137	2,620	1,500	8,757	10,257	5,826	4,431			1994
Camden Glen Lakes	2,157	16,339	12,791	2,157	29,130	31,287	21,133	10,154			1993
Camden Governor’s Village	3,669	20,508	1,204	3,669	21,712	25,381	4,328	21,053		13,004	2005
Camden Grand Parc	7,688	35,900	631	7,688	36,531	44,219	6,647	37,572			2005
Camden Grandview	7,570	33,859	1,734	7,570	35,593	43,163	7,130	36,033			2005
Camden Greenway	16,916	43,933	3,756	16,916	47,689	64,605	18,472	46,133		52,360	1999
Camden Habersham	1,004	10,283	2,677	1,004	12,960	13,964	7,656	6,308			1997
Camden Harbor View	16,079	127,459	1,602	16,079	129,061	145,140	29,331	115,809		92,716	2003
Camden Highlands Ridge	2,612	34,726	3,145	2,612	37,871	40,483	14,049	26,434			1996
Camden Hills	853	7,834	1,261	853	9,095	9,948	4,492	5,456			1998
Camden Hunter’s Creek	4,156	20,925	936	4,156	21,861	26,017	4,300	21,717			2005
Camden Huntingdon	2,289	17,393	2,736	2,289	20,129	22,418	10,047	12,371			1995
Camden Interlocken	5,293	31,612	3,166	5,293	34,778	40,071	12,954	27,117		27,431	1999
Camden Lago Vista	3,497	29,623	123	3,497	29,746	33,243	6,602	26,641			2005
Camden Lake Pine	5,746	31,714	1,701	5,746	33,415	39,161	6,709	32,452		26,212	2005
Camden Lakes	3,106	22,746	9,492	3,106	32,238	35,344	20,177	15,167			1997
Camden Lakeside	1,171	7,395	3,515	1,171	10,910	12,081	6,470	5,611			1997
Camden Lakeway	3,915	34,129	3,756	3,915	37,885	41,800	15,335	26,465		29,267	1997
Camden Landings	1,045	6,434	3,329	1,045	9,763	10,808	6,085	4,723			1997
Camden Landsdowne	15,502	102,267	1,961	15,502	104,228	119,730	19,441	100,289			2005
Camden Largo Town Center	8,411	44,163	1,110	8,411	45,273	53,684	7,974	45,710			2005
Camden Las Olas	12,395	79,518	1,130	12,395	80,648	93,043	15,284	77,759			2005
Camden Laurel Ridge	915	4,338	2,260	915	6,598	7,513	4,185	3,328			1994
Camden Lee Vista	4,350	34,643	2,897	4,350	37,540	41,890	12,520	29,370			2000
Camden Legacy	4,068	26,612	3,322	4,068	29,934	34,002	13,619	20,383			1998
Camden Legacy Creek	2,052	12,896	1,890	2,052	14,786	16,838	6,521	10,317			1997
Camden Legacy Park	2,560	15,449	2,284	2,560	17,733	20,293	7,564	12,729		13,866	1997
Camden Legends	1,370	6,382	833	1,370	7,215	8,585	3,231	5,354			1998
Camden Live Oaks	6,428	39,127	11,829	6,428	50,956	57,384	24,491	32,893			1998
Camden Main & Jamboree	17,363	75,387	—	17,363	75,387	92,750	1,063	91,687		52,862	2008
Camden Manor Park	2,535	47,159	24	2,535	47,183	49,718	8,785	40,933		29,675	2006
Camden Martinique	28,401	51,861	9,799	28,401	61,660	90,061	24,687	65,374		40,316	1998
Camden Midtown	4,583	18,026	2,316	4,583	20,342	24,925	7,957	16,968		28,058	1999
Camden Midtown Atlanta	6,196	33,828	1,661	6,196	35,489	41,685	7,136	34,549		20,565	2005
Camden Miramar	—	28,916	5,321	—	34,237	34,237	12,487	21,750			1994-2004
Camden Monument Place	9,030	54,185	27	9,030	54,212	63,242	7,103	56,139			2007

Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of		Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated		Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Camden Oak Crest	$2,078	$20,941	$748	$2,078	$21,689	$23,767	$6,378	$17,389	$17,309	2003
Camden Old Creek	20,360	71,777	135	20,360	71,912	92,272	10,251	82,021		2007
Camden Orange Court	5,319	40,219	23	5,319	40,242	45,561	4,386	41,175		2008
Camden Overlook	4,591	25,563	2,226	4,591	27,789	32,380	5,702	26,678	19,975	2005
Camden Palisades	8,406	31,497	5,976	8,406	37,473	45,879	16,555	29,324		1998
Camden Park Commons	1,146	11,311	1,794	1,146	13,105	14,251	5,883	8,368		1997
Camden Peachtree City	6,536	29,063	1,304	6,536	30,367	36,903	6,191	30,712		2005
Camden Pinehurst	3,380	14,807	5,868	3,380	20,675	24,055	19,357	4,698		1997
Camden Pinnacle	1,640	12,287	2,266	1,640	14,553	16,193	6,607	9,586		1994
Camden Plantation	6,299	77,964	3,088	6,299	81,052	87,351	14,655	72,696		2005
Camden Plaza	7,204	31,044	—	7,204	31,044	38,248	88	38,160	22,542	2007
Camden Pointe	2,058	14,879	2,025	2,058	16,904	18,962	7,228	11,734		1998
Camden Portofino	9,867	38,702	1,420	9,867	40,122	49,989	7,360	42,629		2005
Camden Potomac Yard	16,498	88,317	21	16,498	88,338	104,836	9,931	94,905		2008
Camden Preserve	1,206	17,360	2,159	1,206	19,519	20,725	7,306	13,419		1997
Camden Providence Lakes	2,020	14,855	4,443	2,020	19,298	21,318	5,825	15,493		2002
Camden Renaissance	4,144	39,987	3,205	4,144	43,192	47,336	15,178	32,158		1997
Camden Reserve	3,910	20,027	6,488	3,910	26,515	30,425	14,010	16,415		1997
Camden Reunion Park	3,302	18,457	1,123	3,302	19,580	22,882	3,966	18,916	19,961	2005
Camden Ridgecrest	1,008	12,720	2,296	1,008	15,016	16,024	7,419	8,605		1995
Camden River	5,386	24,025	2,282	5,386	26,307	31,693	5,325	26,368	21,614	2005
Camden Roosevelt	11,470	45,785	408	11,470	46,193	57,663	8,776	48,887		2005
Camden Royal Oaks	1,055	20,046	125	1,055	20,171	21,226	4,077	17,149		2006
Camden Royal Palms	2,147	38,339	583	2,147	38,922	41,069	4,707	36,362		2007
Camden Russett	13,460	61,837	1,527	13,460	63,364	76,824	11,633	65,191	45,063	2005
Camden San Paloma	6,480	23,045	2,369	6,480	25,414	31,894	7,270	24,624		2002
Camden Sea Palms	4,336	9,930	2,003	4,336	11,933	16,269	5,223	11,046		1998
Camden Sedgebrook	5,266	29,211	1,011	5,266	30,222	35,488	5,931	29,557	21,306	2005
Camden Shiloh	4,181	18,798	885	4,181	19,683	23,864	4,166	19,698	10,575	2005
Camden Sierra at Otay	10,585	49,781	1,023	10,585	50,804	61,389	12,172	49,217		2003
Camden Silo Creek	9,707	45,144	559	9,707	45,703	55,410	8,368	47,042		2005
Camden Simsbury	1,152	6,499	389	1,152	6,888	8,040	1,345	6,695		2005
Camden South End Square	6,625	29,175	1,053	6,625	30,228	36,853	5,927	30,926		2005
Camden Springs	1,520	8,300	3,495	1,520	11,795	13,315	8,801	4,514		1994
Camden St. Clair	7,526	27,486	1,389	7,526	28,875	36,401	5,536	30,865	21,646	2005
Camden Steeplechase	1,089	5,190	4,332	1,089	9,522	10,611	6,905	3,706		1994
Camden Stockbridge	5,071	22,693	940	5,071	23,633	28,704	4,962	23,742	14,332	2005
Camden Stonebridge	1,016	7,137	2,321	1,016	9,458	10,474	5,206	5,268		1993
Camden Stonecrest	3,954	22,021	828	3,954	22,849	26,803	4,486	22,317	17,233	2005
Camden Stoneleigh	3,498	31,285	1,103	3,498	32,388	35,886	5,126	30,760		2006
Camden Summerfield	14,659	48,307	105	14,659	48,412	63,071	5,659	57,412		2008
Camden Sweetwater	4,395	19,664	1,184	4,395	20,848	25,243	4,334	20,909		2005
Camden Touchstone	1,203	6,772	1,775	1,203	8,547	9,750	2,019	7,731		2005
Camden Travis Street	1,780	29,104	11	1,780	29,115	30,895	1,577	29,318	31,476	2010

Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of			Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated			Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances		Acquisition
Camden Tuscany	$3,330	$36,466	$578	$3,330	$37,044	$40,374	$8,719	$31,655	$		2003
Camden Valley Creek	1,529	9,543	5,137	1,529	14,680	16,209	9,520	6,689			1994
Camden Valley Park	3,096	14,667	11,432	3,096	26,099	29,195	17,233	11,962			1994
Camden Valley Ridge	1,609	9,814	4,438	1,609	14,252	15,861	8,768	7,093			1994
Camden Valleybrook	7,340	39,139	907	7,340	40,046	47,386	7,768	39,618			2005
Camden Vanderbilt	16,076	44,918	12,368	16,076	57,286	73,362	25,733	47,629		73,165	1994/1997
Camden Vineyards	4,367	28,494	888	4,367	29,382	33,749	8,025	25,724			2002
Camden Vintage	3,641	19,255	3,963	3,641	23,218	26,859	11,381	15,478			1998
Camden Vista Valley	2,318	17,014	4,619	2,318	21,633	23,951	12,257	11,694			1998
Camden Westshore	1,734	10,819	5,359	1,734	16,178	17,912	8,833	9,079			1997
Camden Westview	1,031	7,932	3,646	1,031	11,578	12,609	7,630	4,979			1993
Camden Westwood	4,567	25,519	1,112	4,567	26,631	31,198	5,143	26,055		19,907	2005
Camden Whispering Oaks	1,188	26,242	43	1,188	26,285	27,473	3,025	24,448			2008
Camden Woods	2,693	19,930	7,249	2,693	27,179	29,872	14,996	14,876			1999
Camden World Gateway	5,785	51,821	1,363	5,785	53,184	58,969	9,202	49,767			2005

Total Current communities(1):	760,397	4,303,316	375,119	760,397	4,678,435	5,438,832	1,292,845	4,145,987		1,055,997

(1)	Current communities may include costs included in properties under development on the balance sheet as of December 31, 2010.

Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)

	Initial Cost			Total Cost
		Building/			Building/			Total Cost,
		Construction in	Cost Subsequent		Construction			Net of			Year of
		Progress &	to Acquisition/		in Progress &		Accumulated	Accumulated			Completion/
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances		Acquisition
Lease-up & development communities:

Camden Lake Nona	$12,907	$15,685	$—	$12,907	$15,685	$28,592	$1	$28,591	$		2008
Camden Summerfield II	4,459	2,776	—	4,459	2,776	7,235		7,235			2010

Total Lease-up development communities (2):	17,366	18,461	—	17,366	18,461	35,827	1	35,826		—

Development communities:

5400 Lamar Acreage		4,441	—		4,441	4,441	—	4,441			N/A
Camden Amber Oaks Phase II		1,925	—		1,925	1,925	—	1,925			N/A
Camden Boca Raton		4,633	—		4,633	4,633	—	4,633			N/A
Camden Celebration		18,063	—		18,063	18,063	—	18,063			N/A
Camden City Centre II		5,316	—		5,316	5,316	—	5,316			N/A
Camden Countryway		19,214	—		19,214	19,214	1	19,213			N/A
Camden Deer Springs		4,194	—		4,194	4,194	—	4,194			N/A
Camden Farmer’s Market Phase III/IV		6,510	—		6,510	6,510	1	6,509			N/A
Camden Farmer’s Market Townhomes I/II		2,078	—		2,078	2,078	—	2,078			N/A
Camden Highlands		6,934	—		6,934	6,934	66	6,868			N/A
Camden Lincoln Station		4,653	—		4,653	4,653	—	4,653			N/A
Camden McGowen Station		6,068	—		6,068	6,068	—	6,068			N/A
Camden Montague		3,720	—		3,720	3,720	2	3,718			N/A
Camden NOMA		29,410	—		29,410	29,410	1	29,409			N/A
Camden NOMA II		17,331	—		17,331	17,331	—	17,331			N/A
Camden Royal Oaks II		5,705	—		5,705	5,705	7	5,698			N/A
Camden Selma & Vine	`	17,279	—		17,279	17,279	—	17,279			N/A
Camden South Capital		9,392	—		9,392	9,392	—	9,392			N/A
Camden Whispering Oaks II		3,790	—		3,790	3,790	—	3,790			N/A

Total Development communities (2):	—	170,656	—	—	170,656	170,656	78	170,578		—

Corporate	—	2,362	—	—	2,362	2,362	—	2,362		—	N/A

TOTAL	$777,763	$4,494,795	$375,119	$777,763	$4,869,914	$5,647,677	$1,292,924	$4,354,753		$1,055,997

(2)	Lease-up/development communities may include costs included under buildings and improvements on the balance sheet as of December 31, 2010.

Camden Property Trust
Real Estate and Accumulated Depreciation
As of December 31, 2010
(in thousands)
The changes in total real estate assets for the years ended December 31:

	2010	2009	2008
Balance, beginning of period	$5,461,626	$5,455,834	$5,493,684
Additions during period:
Acquisition	238,885	—	—
Development	21,798	36,495	122,088
Improvements	44,405	35,377	46,465
Classification from held for sale	—	9,518	15,783
Deductions during period:
Cost of real estate sold	(119,037)	(3,345)	(52,183)
Impairment	—	(72,253)	(50,190)
Classification to held for sale	—	—	(119,813)

Balance, end of period	$5,647,677	$5,461,626	$5,455,834

The changes in accumulated depreciation for the years ended December 31:

	2010	2009	2008
Balance, Beginning of period	$1,149,056	$981,049	$868,074
Depreciation	166,867	170,480	168,006
Real Estate sold	(22,999)	(2,473)	(4,898)
Transferred to held for sale	—	—	(54,684)
Transferred from held for sale	—	—	4,551

Balance, end of period	$1,292,924	$1,149,056	$981,049

The aggregate cost for federal income tax purposes at December 31, 2010 was $4.9 billion.