Form 10-Q
period 2011-03-31
CAMDEN PROPERTY TRUST
filed 2011-04-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
On April 25, 2011, 70,181,138 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2011	2010
Assets
Real estate assets, at cost
Land	$760,397	$760,397
Buildings and improvements	4,690,741	4,680,361

	5,451,138	5,440,758
Accumulated depreciation	(1,335,831)	(1,292,924)

Net operating real estate assets	4,115,307	4,147,834
Properties under development, including land	220,641	206,919
Investments in joint ventures	21,196	27,632

Total real estate assets	4,357,144	4,382,385

Accounts receivable — affiliates	29,973	31,895
Notes receivable — affiliates	—	3,194
Other assets, net	92,051	106,175
Cash and cash equivalents	98,771	170,575
Restricted cash	5,354	5,513

Total assets	$4,583,293	$4,699,737

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,419,681	$1,507,757
Secured	1,054,839	1,055,997
Accounts payable and accrued expenses	81,972	81,556
Accrued real estate taxes	16,585	22,338
Distributions payable	38,662	35,295
Other liabilities	134,608	141,496

Total liabilities	2,746,347	2,844,439

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 85,641 and 85,130 issued; 82,743 and 82,386 outstanding at March 31, 2011 and December 31, 2010, respectively	827	824
Additional paid-in capital	2,783,621	2,775,625
Distributions in excess of net income attributable to common shareholders	(623,740)	(595,317)
Treasury shares, at cost (12,744 and 12,766 common shares at March 31, 2011 and December 31, 2010, respectively)	(460,467)	(461,255)
Accumulated other comprehensive loss	(31,504)	(33,458)

Total common equity	1,668,737	1,686,419
Noncontrolling interests	70,284	70,954

Total equity	1,739,021	1,757,373

Total liabilities and equity	$4,583,293	$4,699,737

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2011	2010
Property revenues
Rental revenues	$138,780	$128,851
Other property revenues	22,367	20,601

Total property revenues	161,147	149,452

Property expenses
Property operating and maintenance	46,225	43,771
Real estate taxes	17,707	18,076

Total property expenses	63,932	61,847

Non-property income
Fee and asset management	1,838	1,838
Interest and other income	4,771	3,045
Income on deferred compensation plans	5,954	3,482

Total non-property income	12,563	8,365

Other expenses
Property management	5,319	5,183
Fee and asset management	1,220	1,194
General and administrative	9,788	7,404
Interest	29,737	31,555
Depreciation and amortization	46,822	42,968
Amortization of deferred financing costs	1,527	726
Expense on deferred compensation plans	5,954	3,482

Total other expenses	100,367	92,512

Gain on sale of unconsolidated joint venture interests	1,136	—
Equity in income (loss) of joint ventures	374	(105)

Income from continuing operations before income taxes	10,921	3,353
Income tax expense — current	(1,320)	(270)

Income from continuing operations	9,601	3,083
Income from discontinued operations	—	698

Net income	9,601	3,781
Less (income) loss allocated to noncontrolling interests from continuing operations	(565)	254
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Net income attributable to common shareholders	$7,286	$2,285

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months
	Ended March 31,
(in thousands, except per share amounts)	2011	2010
Earnings per share — basic
Income from continuing operations attributable to common shareholders	$0.10	$0.02
Income from discontinued operations, attributable to common shareholders	—	0.01

Net income attributable to common shareholders	$0.10	$0.03

Earnings per share — diluted
Income from continuing operations attributable to common shareholders	$0.10	$0.02
Income from discontinued operations, attributable to common shareholders	—	0.01

Net income attributable to common shareholders	$0.10	$0.03

Distributions declared per common share	$0.49	$0.45

Weighted average number of common shares outstanding	71,906	66,475
Weighted average number of common shares and dilutive equivalent common shares outstanding	72,783	66,648

Net income attributable to common shareholders
Income from continuing operations	$9,601	$3,083
Less (income) loss allocated to noncontrolling interests from continuing operations	(565)	254
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Income from continuing operations attributable to common shareholders	7,286	1,587
Income from discontinued operations attributable to common shareholders	—	698

Net income attributable to common shareholders	$7,286	$2,285

Condensed Consolidated Statements of Comprehensive Income:

Net income	$9,601	$3,781
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(503)	(6,817)
Reclassification of net losses on cash flow hedging activities	5,766	5,879
Reclassification of gain on available-for-sale investment to earnings, net of tax	(3,309)	—

Comprehensive income	11,555	2,843
Less (income) loss allocated to noncontrolling interests from continuing operations	(565)	254
Less income allocated to perpetual preferred units	(1,750)	(1,750)

Comprehensive income attributable to common shareholders	$9,240	$1,347

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
				Notes
	Common			receivable		Accumulated
	shares of	Additional	Distributions	secured by	Treasury	other
	beneficial	paid-in	in excess of	common	shares, at	comprehensive	Noncontrolling		Perpetual
(in thousands, except per share amounts)	interest	capital	net income	shares	cost	loss	interests	Total equity	preferred units

December 31, 2010	$824	$2,775,625	$(595,317)	$—	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925

Net income			7,286				565	7,851	1,750
Other comprehensive income						1,954		1,954
Common shares issued	1	3,794						3,795
Net share awards	4	3,547						3,551
Employee stock purchase plan		33			788			821
Share awards placed into deferred plans	(2)	2						—
Common share options exercised		616						616
Conversions and redemptions of operating partnership units		4					(4)	—
Distributions to perpetual preferred units									(1,750)
Cash distributions to equity holders			(35,709)				(1,231)	(36,940)

March 31, 2011	$827	$2,783,621	$(623,740)	$—	$(460,467)	$(31,504)	$70,284	$1,739,021	$97,925

December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income (loss)			2,285				(254)	2,031	1,750
Other comprehensive income (loss)						(938)		(938)
Common shares issued	4	17,196						17,200
Net share awards	4	3,169						3,173
Employee stock purchase plan		(180)			671			491
Share awards placed into deferred plans	(2)	2						—
Common share options exercised		1,731						1,731
Conversions and redemptions of operating partnership units	2	1,148					(1,150)	—
Distributions to perpetual preferred units									(1,750)
Cash distributions to equity holders			(30,512)				(1,298)	(31,810)

March 31, 2010	$778	$2,548,722	$(520,798)	$(101)	$(461,517)	$(42,093)	$75,900	$1,600,891	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities
Net income	$9,601	$3,781
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	46,593	43,507
Gain on sale of unconsolidated joint venture interests	(1,136)	—
Gain on sale of available-for-sale investment	(4,301)	—
Distributions of income from joint ventures	1,321	1,336
Equity in (income) loss of joint ventures	(374)	105
Share-based compensation	2,777	3,130
Amortization of deferred financing costs	1,527	726
Net change in operating accounts and other	(1,601)	(10,833)

Net cash from operating activities	$54,407	$41,752

Cash flows from investing activities
Development and capital improvements	$(23,141)	$(11,063)
Proceeds from sale of available-for-sale investment	4,510	—
Decrease in notes receivable — affiliates	3,279	158
Proceeds from sale of joint venture interests	19,310	—
Investments in joint ventures	(12,320)	(281)
Distribution of investments from joint ventures	1,208	20
Other	(622)	(529)

Net cash from investing activities	$(7,776)	$(11,695)

Cash flows from financing activities
Repayment of notes payable	(89,128)	(56,120)
Proceeds from notes payable	—	1,761
Proceeds from issuance of common shares	3,795	17,200
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(35,300)	(33,155)
Payment of deferred financing costs	(1,001)	(343)
Net decrease in accounts receivable — affiliates	1,922	3,455
Other	1,277	1,542

Net cash from financing activities	$(118,435)	$(65,660)

Net decrease in cash and cash equivalents	(71,804)	(35,603)
Cash and cash equivalents, beginning of period	170,575	64,156

Cash and cash equivalents, end of period	$98,771	$28,553

Supplemental information
Cash paid for interest, net of interest capitalized	$19,352	$23,006
Cash paid for income taxes	541	23

Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$38,662	$33,403
Value of shares issued under benefit plans, net of cancellations	18,146	13,709
Conversion of operating partnership units to common shares	4	1,150
Accrual associated with construction and capital expenditures	4,987	2,261
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2011, we owned interests in, operated, or were developing 190 multifamily properties comprising 64,509 apartment homes across the United States. Of the 190 properties, three properties were under development, and when completed will consist of a total of 711 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.
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
Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual financial statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the full year.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment, we will record an impairment charge.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $1.8 million for the three months ended March 31, 2011, and approximately $1.3 million for the three months ended March 31, 2010. Capitalized real estate taxes were approximately $0.4 million for the three months ended March 31, 2011, and approximately $0.3 million for the three months ended March 31, 2010.
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
Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value and we do not apply master netting for financial reporting purposes. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 96.1% and 96.8% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2011 and 2010, respectively.
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, estimates related to the valuation of our investments in joint ventures and estimates and assumptions used to determine the entity with the power to direct activities that most significantly impacts economic performance of potential variable interest entities. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
3. Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation for the three months ended March 31, 2011, and 2010 was approximately 4.1 million and 5.1 million, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010
Basic earnings per share calculation
Income from continuing operations attributable to common shareholders	$7,286	$1,587
Amount allocated to participating securities	(104)	(40)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$7,182	$1,547
Income from discontinued operations attributable to common shareholders	—	698

Net income attributable to common shareholders, adjusted — basic	$7,182	$2,245

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.10	$0.02
Income from discontinued operations attributable to common shareholders — per share	—	0.01

Net income attributable to common shareholders, as adjusted — per share	$0.10	$0.03

Weighted average number of common shares outstanding	71,906	66,475

Diluted earnings per share calculation
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$7,182	$1,547
Income allocated to common units	10	—

Income from continuing operations attributable to common shareholders, as adjusted	7,192	1,547
Income from discontinued operations attributable to common shareholders	—	698

Net income attributable to common shareholders, as adjusted	$7,192	$2,245

Income from continuing operations attributable to common shareholders, as adjusted — per share	$0.10	$0.02
Income from discontinued operations attributable to common shareholders — per share	—	0.01

Net income attributable to common shareholders, as adjusted — per share	$0.10	$0.03

Weighted average number of common shares outstanding	71,906	66,475
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	638	173
Common units	239	—

Weighted average number of dilutive equivalent common shares outstanding, as adjusted	72,783	66,648

4. Common Shares
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of March 31, 2011, we had approximately 70.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation plans, and no preferred shares outstanding.
In March 2010, we originated an at-the-market (“ATM”) share offering program through which we can sell common shares having an aggregate offering price of up to $250 million from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but shall have no obligation to, sell common shares through the ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. During the three months ended March 31, 2011, we issued approximately 0.1 million common shares at an average price of $54.06 per share for total net consideration of approximately $3.8 million. In April 2011, we issued an additional 0.2 million common shares at an average price of $56.50 per share for total net considerations of approximately $10.1 million. Cumulative to date, we have issued approximately 5.1 million common shares at an average price of $48.73 for total net consideration of approximately $245.3 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $0.5 million remaining available for sale under the ATM program.
5. Investments in Joint Ventures
As of March 31, 2011, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 17 joint ventures, with our ownership percentages ranging from 15% to 50%. We currently provide property management services to each of these joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

	March 31,	December 31,
(in millions)	2011(1)	2010
Total assets	$959.2	$935.3
Total third-party debt	811.3	810.1
Total equity	132.8	105.3

	March 31,	March 31,
	2011	2010
Total revenues	$33.0	$33.7
Net loss	(2.6)	(5.0)
Equity in income (loss)(2)	0.4	(0.1)

(1)
During the three months ended March 31, 2011, we sold our ownership interests in three joint ventures and one of our discretionary funds (the “Funds”) acquired three multifamily properties as further discussed below.

(2)	Equity in income (loss) excludes our ownership interest of fee income from various property management services with our joint ventures.
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of March 31, 2011, we have no outstanding guarantees related to loans utilized for construction and development activities for our unconsolidated joint ventures.
We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services, excluding third-party construction fees, amounted to approximately $1.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. We eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.

During March 2011, we sold our ownership interests in three unconsolidated joint venture communities for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million.
During the three months ended March 31, 2011, one of our Funds, in which we have a 20% interest, acquired three multifamily properties for an aggregate net purchase price of approximately $122.6 million. The acquisitions were comprised of 352 units located in Houston, Texas, 355 units located in Dallas, Texas and 234 units located in Atlanta, Georgia.
In April 2011, we sold one of our development properties in Washington, D.C. to one of the Funds for approximately $9.4 million and we were reimbursed for previously written-off development costs, resulting in a gain of approximately $4.7 million.
6. Notes Payable
The following is a summary of our indebtedness:

	March 31,	December 31,
(in millions)	2011	2010
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
Term loan, due 2012	500.0	500.0

	500.0	500.0

Senior unsecured notes
7.69% Notes, due 2011	—	88.0
5.93% Notes, due 2012	189.5	189.5
5.45% Notes, due 2013	199.6	199.6
5.08% Notes, due 2015	249.2	249.2
5.75% Notes, due 2017	246.2	246.1

	884.5	972.4

Medium-term notes
4.99% Notes, due 2011	35.2	35.4

Total unsecured notes payable	1,419.7	1,507.8

Secured notes
1.12% - 6.00% Conventional Mortgage Notes, due 2011 — 2045	1,014.8	1,015.7
1.74% Tax-exempt Mortgage Note, due 2028	40.0	40.3

	1,054.8	1,056.0

Total notes payable	$2,474.5	$2,563.8

Floating rate tax-exempt debt included in secured notes (1.74%)	$40.0	$40.3
Floating rate debt included in secured notes (1.12% - 1.70%)	189.9	189.9
We have a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million at our election, which matures in August 2012 and may be extended at our option to August 2013. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2011, we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $489.8 million available under our unsecured line of credit.
At March 31, 2011 and 2010, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was 1.3% and 1.2%, respectively.

We repaid the remaining principal amount of our 7.69% senior unsecured notes, which matured on February 15, 2011, for a total of approximately $88.0 million.
Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 5.5 years at March 31, 2011. Scheduled repayments on outstanding debt assuming all contractual extensions, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at March 31, 2011 are as follows:

		Weighted
		Average
(in millions)	Amount	Interest Rate
2011	$69.8	4.3%
2012	763.0	5.4
2013	228.4	5.4
2014	11.3	6.0
2015	252.7	5.1
2016 and thereafter	1,149.3	4.6

Total	$2,474.5	5.0%

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
Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate $22.3 million will be reclassified to interest expense. During the three months ending March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the three months ended March 31, 2011 and 2010.
As of March 31, 2011, we had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk:

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

As of March 31, 2011, we had the following outstanding interest rate derivative which was not designated as a hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million
The table below presents the fair value of our derivative financial instruments as well as the classification in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 (in millions):

Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet	Fair	Sheet
	Location	Fair Value	Location	Fair Value	Location	Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$31.7	Other Liabilities	$36.9
Derivatives not designated as hedging instruments
Interest Rate Cap	Other Assets	$—	Other Assets	$—
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010 (in millions):

Effect of Derivative Instruments
Amount of Gain or
						Location of Gain or	(Loss) Recognized
						(Loss) Recognized	in Income on
						in Income on	Derivative
	Amount of Loss		Location of Loss	Amount of Loss		Derivative	(Ineffective Portion
	Recognized in Other		Reclassified from	Reclassified from		(Ineffective Portion	and Amount
	Comprehensive Income		Accumulated OCI	Accumulated OCI into		and Amount	Excluded from
Derivatives in Cash	(“OCI”) on Derivative		into Income	Income (Effective		Excluded from	Effectiveness
Flow Hedging	(Effective Portion)		(Effective	Portion)		Effectiveness	Testing)
Relationships	2011	2010	Portion)	2011	2010	Testing)	2011	2010

Interest Rate Swaps	$0.5	$6.8	Interest expense	$5.8	$5.9	Not applicable	Not applicable

		Amount of Gain or (Loss) Recognized
Derivatives not designated as	Location of Gain Recognized in Income on	in Income on Derivative
hedging instruments	Derivative	2011	2010

Interest Rate Cap	Other income	$—	$—
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

At March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $33.5 million. As of March 31, 2011, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at March 31, 2011, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $33.5 million.
8. Share-based Compensation
Options. During the three months ended March 31, 2011, 0.2 million options were exercised at prices ranging from $30.06 to $48.02 per option. The total intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $3.7 million. As of March 31, 2011, there was approximately $2.0 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next three years. At March 31, 2011, outstanding options and exercisable options had a weighted average remaining life of approximately 5.0 years and 3.9 years respectively.
The following table summarizes outstanding share options and exercisable options at March 31, 2011:

	Outstanding Options (1)		Exercisable Options (1)
		Weighted Average		Weighted Average
Range of Exercise Prices	Number	Price	Number	Price
$30.06-$41.91	560,668	$33.10	266,963	$36.45
$42.90-$44.00	350,063	43.52	312,800	43.47
$45.53-$73.32	680,681	49.68	527,530	50.16

Total options	1,591,412	$42.48	1,107,293	$44.96

(1)
The aggregate intrinsic values of outstanding options and exercisable options at March 31, 2011 were $23.5 million and $13.8 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $56.82 per share on March 31, 2011 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2011.
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At March 31, 2011, the unamortized value of previously issued unvested share awards was approximately $36.7 million which is expected to be amortized over the next five years. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was approximately $10.6 million and $9.6 million, respectively, and approximately 2.6 million vested share awards were outstanding at March 31, 2011 with a weighted average issuance price of $39.41 per share.
Total compensation cost for option and share awards charged against income was approximately $2.9 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. Total capitalized compensation cost for option and share awards was approximately $0.3 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes activity under our Share Incentive Plans for the three months ended March 31, 2011:

		Weighted	Nonvested	Weighted
		Average	Share	Average
	Options	Exercise /	Awards	Exercise /
	Outstanding	Grant Price	Outstanding	Grant Price
Total options and nonvested share awards outstanding at December 31, 2010	1,837,990	$42.39	741,505	$42.16

Granted	—	—	324,599	56.68
Exercised/vested	(246,578)	41.81	(227,529)	46.70
Forfeited	—	—	(5,826)	43.22

Net activity	(246,578)		91,244

Total options and nonvested share awards outstanding at March 31, 2011	1,591,412	$42.48	832,749	$46.57

9. Net Change in Operating Accounts
The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Change in assets:
Other assets, net	$3,633	$842

Change in liabilities:
Accounts payable and accrued expenses	831	(3,678)
Accrued real estate taxes	(5,753)	(6,236)
Other liabilities	(381)	(1,786)

Other	69	25

Change in operating accounts	$(1,601)	$(10,833)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2011, we have construction commitments of approximately $56.6 million of additional expenditures on our construction projects currently under development. We expect to fund these amounts through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.
Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of three apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. Each condominium association of those projects has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and an alleged failure to comply with building codes. Two of the associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. Each of the suits is in a very early stage, and no significant discovery has been conducted. While we have denied liability to the associations, it is not possible to determine the potential outcome nor is it possible to estimate the amount of loss, if any, that would be associated with any potential adverse decision.

We are also subject to various legal proceedings and claims which arise in the ordinary course of business. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.
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
Lease Commitments. At March 31, 2011, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Minimum annual rental commitments for the remainder of 2011 are $1.8 million, and for the years ending December 31, 2012 through 2015 are approximately $2.1 million, $2.0 million, $1.9 million, and $1.1 million, respectively, and $0.6 million in the aggregate thereafter.
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

We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010. The income taxes during the three months ended March 31, 2011 are primarily related to approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment discussed in Footnote 12, “Fair Value Disclosures,” below. Other tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2011.
12. Fair Value Disclosures
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
The following table presents information about our financial assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010 under the fair value hierarchy discussed above.

	March 31, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Assets
Deferred compensation plan investments	$44.7	$—	$—	$44.7	$46.7	$—	$—	$46.7
Available-for-sale investment	—	—	—	—	5.0	—	—	5.0
Liabilities
Derivative financial instruments	$—	$31.7	$—	$31.7	$—	$36.9	$—	$36.9
Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at March 31, 2011 also reflects approximately $8.6 million of participant withdrawals from our deferred compensation plan investments during the quarter.
Available-for-sale Investment. During February 2011, we received proceeds from the sale of our available-for-sale investment of approximately $4.5 million, resulting in a gross realized gain of approximately $4.3 million. This available-for-sale investment was included in Level 1 in the preceding table as of December 31, 2010 and was valued using quoted market prices.

Derivative Financial Instruments. The estimated fair values of derivative financial instruments are included in Level 2 and are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other Fair Value Disclosures. As of March 31, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated fair value based on the short-term nature of these instruments.
In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in millions)	Value	Fair Value	Value	Fair Value

Notes receivable — affiliates	$—	$—	$3.2	$3.2
Fixed rate notes payable (1)	2,244.6	2,308.6	2,333.5	2,386.0
Floating rate notes payable	229.9	212.9	230.3	212.7

(1)
Includes a $500 million term loan entered into in 2007 and $16.6 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the three months ended March 31, 2011 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.

13. Dispositions and Assets Held for Sale
Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2010, income from discontinued operations included the results of operations of two operating properties, containing 1,066 apartment homes, classified as held for sale subsequent to March 31, 2010 and sold in the fourth quarter of 2010. We had no assets classified as held for sale as of and for the three months ended March 31, 2011, and, accordingly, there was no income from discontinued operations for the three months ended March 31, 2011.
The following is a summary of income from discontinued operations for the three months ended March 31, 2010:

Three Months
Ended March 31,
(in thousands)	2010
Property revenues	$2,754
Property expenses	(1,211)

1,543
Interest	—
Depreciation and amortization	(845)

Income from discontinued operations	$698

14. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the three months ended March 31:

(in thousands)	2011	2010
Net income attributable to common shareholders	$7,286	$2,285
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	4	1,150

Change in common equity and net transfers from noncontrolling interests	$7,290	$3,435

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition and construction of multifamily apartment communities. As of March 31, 2011, we owned interests in, operated, or were developing 190 multifamily properties comprising 64,509 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Despite unemployment rates remaining at high levels, our results for the most recent quarter reflect an increase in rental revenue growth for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to improvements in rental rates and average occupancy levels. We believe these improvements may be due in part to the continued decline in home ownership rates and the limited supply of new rental housing. We expect improvements in rental rates and occupancy to continue in 2011 and believe sustained revenue growth will depend on, among other things, the timing and extent of employment growth, supply levels of new multifamily housing, and the continuation of the decline in home ownership rates.
In the first quarter of 2011, one of our discretionary investment funds (the “Funds”), in which we have a 20% ownership interest, acquired three multifamily properties, totaling 941 units, for an aggregate net purchase price of approximately $122.6 million. During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of the joint ventures sold own multifamily properties in Houston, Texas and comprised 459 units, and one joint venture owns 6.1 pre-development acres in Houston, Texas. In April 2011, we sold one of our land development properties in Washington, D.C. to one of the Funds for approximately $9.4 million and we were reimbursed for previously written-off development costs, resulting in a gain of approximately $4.7 million. Construction commenced on this project subsequent to quarter-end and will comprise approximately 276 units.
During the second half of 2010, we began construction on two development projects, comprised of approximately 607 units with initial occupancy expected in the last half of 2011. During the three months ended March 31, 2011, we began construction on one development project comprising approximately 104 units with initial occupancy expected in early 2012. As of March 31, 2011, we have construction commitments of approximately $56.6 million of additional costs on these projects. Subsequent to quarter-end, we began construction on three development projects comprised of approximately 978 units and we expect to start several additional development projects currently held in our development pipeline later in 2011 and beyond.
Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities, expand our development pipeline, and complete selective dispositions. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.
As of March 31, 2011, we had approximately $98.8 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. We have approximately $66.5 million of remaining debt maturities in 2011, excluding scheduled principal amortizations. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio, excluding land and joint venture properties which we did not manage, is summarized as follows:

	March 31, 2011		December 31, 2010
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas (1)	6,860	18	6,967	19
Dallas, Texas	5,872	15	5,517	14
Washington, D.C. Metro (2)	5,604	16	5,604	16
Tampa, Florida	5,503	12	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,557	9	3,557	9
Atlanta, Georgia	3,546	12	3,312	11
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California (3)	2,481	6	2,481	6
Austin, Texas	2,454	8	2,454	8
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	5,307	14	5,307	14

Total Operating Properties	63,798	187	63,316	186

Properties Under Development
Orlando, Florida	420	1	420	1
Washington, D. C. Metro	187	1	187	1
Houston, Texas	104	1	—	—

Total Properties Under Development	711	3	607	2

Total Properties	64,509	190	63,923	188

Less: Unconsolidated Joint Venture Properties (4)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	1,874	5	1,981	6
Phoenix, Arizona	992	4	992	4
Dallas, Texas	811	2	456	1
Austin, Texas	601	2	601	2
Los Angeles/Orange County, California	421	1	421	1
Atlanta, Georgia	344	2	110	1
Denver, Colorado	320	1	320	1
Other	3,507	10	3,507	10

Total Joint Venture Properties	12,917	44	12,435	43

Total Properties Fully Consolidated	51,592	146	51,488	145

(1)	Includes two fully consolidated joint ventures: Camden Travis Street, a fully consolidated joint venture, of which we retain a 25% ownership, and Camden Plaza, of which we retain a 99.99% ownership.

(2)	Includes Camden College Park, a fully consolidated joint venture, of which we retain a 99.99% ownership.

(3)	Includes Camden Main and Jamboree, a fully consolidated joint venture of which we retain a 99.99% ownership.

(4)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. No consolidated properties reached stabilization during the three months ended March 31, 2011.
Acquisitions and Dispositions of Joint Ventures
During the three months ended March 31, 2011, one of the Funds in which we have a 20% interest acquired three multifamily properties for an aggregate net purchase price of approximately $122.6 million. The acquisitions were comprised of 352 units located in Houston, Texas; 355 units located in Dallas, Texas; and 234 units located in Atlanta, Georgia.
During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of the joint ventures own multifamily properties in Houston, Texas with 459 units, and one joint venture owns 6.1 acres of land in Houston, Texas which is in pre-development.
Development and Lease-Up Properties
We did not have any consolidated properties in lease-up at March 31, 2011.
At March 31, 2011, we had three consolidated properties under construction as follows:

				Included in	Estimated
	Number of			Properties	Date of	Estimated
($ in millions)	Apartment	Estimated	Cost	Under	Construction	Date of
Property and Location	Homes	Cost	Incurred	Development	Completion	Stabilization

Camden La Vina Orlando, FL	420	$61.0	$32.8	$32.8	2Q12	3Q14

Camden Summerfield II Landover, MD	187	32.0	12.9	12.9	1Q12	4Q12

Camden Royal Oaks II Houston, TX	104	14.0	3.0	3.0	2Q12	3Q13

Total	711	$107.0	$48.7	$48.7

Our condensed consolidated balance sheet at March 31, 2011 included approximately $220.6 million related to properties under development and land. Of this amount, approximately $48.7 million related to our projects currently under development. In addition, we had approximately $171.9 million primarily invested in land held for future development, which includes approximately $93.2 million related to projects we expect to begin constructing during the next two years, and approximately $78.7 million related to land tracts which we may develop in the future.
At March 31, 2011, we had an investment in an unconsolidated joint venture community which was in lease-up:

		Number of	Total	% Leased
($ in millions)		Apartment	Cost	At
Property and Location	Ownership %	Homes	Incurred	4/24/11

Completed Communities
Camden Ivy Hall Atlanta, GA	20%	110	$17.0	85%

Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Average monthly property revenue per apartment home	$1,056	$1,006
Annualized total property expenses per apartment home	$5,026	$4,997
Weighted average number of operating apartment homes owned 100%	50,881	49,512
Weighted average occupancy of operating apartment homes owned 100%	93.9%	93.3%
Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2011 as compared to the same period in 2010:

	Apartment	Three Months
	Homes At	Ended March 31,		Change
($ in thousands)	3/31/11	2011	2010	$	%
Property revenues:
Same store communities	47,600	$147,697	$142,398	$5,299	3.7%
Non-same store communities	3,281	12,219	5,843	6,376	109.1
Development and lease-up communities	711	—	—	—	—
Dispositions/other	—	1,231	1,211	20	1.7

Total property revenues	51,592	$161,147	$149,452	$11,695	7.8%

Property expenses:
Same store communities	47,600	$58,401	$58,296	$105	0.2%
Non-same store communities	3,281	4,477	2,336	2,141	91.7
Development and lease-up communities	711	—	—	—	—
Dispositions/other	—	1,054	1,215	(161)	(13.3)

Total property expenses	51,592	$63,932	$61,847	$2,085	3.4%

Same store communities are communities we owned and were stabilized as of January 1, 2010. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2010. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2010. Other includes results from non-multifamily rental properties and expenses relating to land holdings no longer under active development.
Same store analysis
Same store property revenues for the three months ended March 31, 2011 increased $5.3 million, or 3.7%, from the same period in 2010. Same store rental revenues for the three months ended March 31, 2011 increased $4.2 million from the same period in 2010 due to a 3.1% increase in average rental rates and a 0.5% increase in average occupancy for our same store portfolio which we believe is due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $1.1 million increase for the three months ended March 31, 2011 in other property revenue primarily due to increases from our utility rebilling programs.
Property expenses from our same store communities increased $0.1 million, or 0.2%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in same store property expenses was primarily due to increases in utility expenses, increased salaries and benefits due to increases in base salaries, and higher medical benefit costs, and slightly higher repairs and maintenance expenses. These increases were partially offset by lower real estate taxes as a result of declining property tax rates and property valuations at a number of our communities, and reduced property insurance costs due to lower self-insured property losses. Excluding the expenses associated with our utility rebilling programs, same store property expenses for this period decreased approximately $0.3 million, or 0.5%, as compared to the same period in 2010.

Non-same store analysis
Property revenues and expenses from non-same store and development and lease-up communities increased $6.4 million and $2.1 million, respectively, for the three months ended March 31, 2011 as compared to the same period in 2010. The increases during the period were primarily due to approximately $4.9 million of revenue and approximately $2.0 million of expense recognized during the three months ended March 31, 2011 related to three joint venture communities we consolidated during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increases were also related to two properties in our re-development and development pipelines reaching stabilization during the second and third quarters of 2010.
Other property analysis
Other property expenses decreased $0.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease was primarily related to decreases in property taxes expensed on land holdings for five projects which were approved in 2010 and 2011 for development activities. As a result, we started capitalizing expenses, including property taxes, on these five projects.
Non-property income

	Three Months Ended
	March 31,		Change
($ in thousands)	2011	2010	$	%
Fee and asset management	$1,838	$1,838	$—	—%
Interest and other income	4,771	3,045	1,726	56.7
Income on deferred compensation plans	5,954	3,482	2,472	71.0

Total non-property income	$12,563	$8,365	$4,198	50.2%

Fee and asset management income was $1.8 million for each of the three month periods ended March 31, 2011 and 2010. Increases in property management fees due to acquisitions by one of the Funds were offset by a corresponding decrease due to our consolidation of three joint venture communities in the second half of 2010, which were previously accounted for in accordance with the equity method of accounting.
Interest and other income increased $1.7 million for the three months ended March 31, 2011 as compared to the same period in 2010. During the three months ended March 31, 2011, we recognized approximately $4.3 million in other income from the sale of our available-for-sale investment. During the three months ended March 31, 2010, we recognized approximately $2.7 million of other income relating to the expiration of an indemnification provision related to one of our operating joint ventures.

Income on deferred compensation plans increased $2.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.
Other expenses

	Three Months Ended
	March 31,		Change
($ in thousands)	2011	2010	$	%
Property management	$5,319	$5,183	$136	2.6%
Fee and asset management	1,220	1,194	26	2.2
General and administrative	9,788	7,404	2,384	32.2
Interest	29,737	31,555	(1,818)	(5.8)
Depreciation and amortization	46,822	42,968	3,854	9.0
Amortization of deferred financing costs	1,527	726	801	110.3
Expense on deferred compensation plans	5,954	3,482	2,472	71.0

Total other expenses	$100,367	$92,512	$7,855	8.5%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.1 million for the three months ended March 31, 2011 as compared to the same period in 2010. Property management expenses were 3.3% and 3.5% of total property revenues for the three months ended March 31, 2011 and 2010, respectively. The increase in 2011 was primarily due to an increase in training costs for our property management personnel.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management, remained relatively flat for the three months ended March 31, 2011 as compared to the same period in 2010. This was primarily due to an increase in costs associated with additional properties acquired by the Fund during the second half of 2010 through the first quarter of 2011, which was offset by lower legal and other discretionary expenses during the three months ended March 31, 2011 as compared to the same period in 2010.
General and administrative expense increased $2.4 million for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was primarily due to $2.1 million for one-time bonuses awarded to all non-executive employees, and an approximate $0.2 million increase in long-term incentive compensation during the three months ended March 31, 2011 as compared to the same period in 2010. Excluding the one-time bonus awards, general and administrative expenses were 4.6% and 4.8% of total property revenues and non-property income for the three months ended March 31, 2011 and 2010, respectively.
Interest expense for the three months ended March 31, 2011 decreased approximately $1.8 million as compared to the same period in 2010. The decrease was primarily due to retirement of maturing unsecured notes payable during 2010 and 2011. The decrease was also due to increased capitalized interest of approximately $0.5 million during the first quarter 2011 as compared to the same period in 2010 due to higher average balances in our development pipeline. These decreases were partially offset by an increase in secured notes payable relating to debt assumed in conjunction with the consolidation of two joint venture communities during the second half of 2010 which were previously accounted for using the equity method of accounting.
Depreciation and amortization increased $3.9 million for the three months ended March 31, 2011 as compared to the same period in 2010 due to an increase in new development and capital improvements placed in service during 2010, and the consolidation of three joint venture communities during the second half of 2010 which were previously accounted for using the equity method of accounting.
Amortization of deferred financing costs increased approximately $0.8 million for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was primarily due to the amortization of the financing costs incurred on our $500 million unsecured credit facility entered into in August 2010.
Expense on deferred compensation plans increased $2.5 million during the three months ended March 31, 2011 as compared to the same period in 2010. This increase was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income related to these plans, as discussed above.

Other

	Three Months
	Ended March 31,		Change
($ in thousands)	2011	2010	$	%
Gain on sale of unconsolidated joint venture interests	$1,136	$—	$1,136	100.0%
Equity in income (loss) of joint ventures	374	(105)	479	*
Income tax expense — current	(1,320)	(270)	(1,050)	*

*	Not a meaningful percentage
Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the three months ended March 31, 2011 due to the sale of our ownership interests in three unconsolidated joint venture communities.
Equity in income (loss) of joint ventures increased approximately $0.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was primarily the result of development properties held by our joint ventures reaching stabilization in late 2010 and early 2011 of approximately $0.5 million and an overall increase in earnings by our stabilized operating joint ventures of approximately $0.1 million primarily due to increases in rental income. These increases were partially offset by losses recognized by one of our Funds of approximately $0.2 million, primarily due to increased amortization of in-place leases over the underlying lease term.
During the three months ended March 31, 2011 and 2010, we incurred entity-level taxes for our operating partnerships and taxable REIT subsidiaries and other state and local taxes totaling approximately $1.3 million. The increase during the three months ended March 31, 2011 as compared to the same period in 2010 was due to approximately $1.0 million associated with income taxes associated with the gain recognized on the sale of our available-for-sale investment.
Noncontrolling interests

	Three Months
	Ended March 31,		Change
($ in thousands)	2011	2010	$	%
(Income) loss allocated to noncontrolling interests from continuing operations	$(565)	$254	$(819)	(322.4%)
Income allocated to perpetual preferred units	1,750	1,750	—	—
Income allocated to noncontrolling interests from continuing operations increased $0.8 million for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in earnings within a fully-consolidated joint venture which reached stabilization during the third quarter 2010, of which we retain a 25% ownership.
Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help in the comparison of the operating performance of a company’s real estate investments between periods or as compared to different companies.

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
Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Funds from operations
Net income attributable to common shareholders	$7,286	$2,285
Real estate depreciation and amortization, including discontinued operations	45,574	42,639
Adjustments for unconsolidated joint ventures	2,006	2,163
Gain on sale of unconsolidated joint venture interests	(1,136)	—
Income (loss) allocated to noncontrolling interests	383	(105)

Funds from operations — diluted	$54,113	$46,982

Weighted average shares — basic	71,906	66,475
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	638	173
Common units	2,477	2,647

Weighted average shares — diluted	75,021	69,295

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
Our interest expense coverage ratio, net of capitalized interest, was 2.9 and 2.5 times for the three months ended March 31, 2011, and 2010, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. At March 31, 2011 and 2010, 71.2% and 72.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 5.5 years at March 31, 2011.
For the longer term, we intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2011 including:
•	normal recurring operating expenses;
•	current debt service requirements;
•	recurring capital expenditures;
•	initial funding of property developments, acquisitions, and joint venture investments; and
•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets.
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2011 and 2010.
Net cash provided by operating activities was $54.4 million during the three months ended March 31, 2011 as compared to $41.8 million for the same period in 2010. The increase was primarily due to growth in property revenues from our stabilized communities. See further discussions of our first quarter 2011 operations as compared to 2010 in our “Results of Operations” discussion above. The increase in net cash from operating activities was also due to the timing of payments in operating accounts, primarily relating to accounts payable and accrued liabilities, offset by the $2.1 million payment of a one-time special bonus awarded to all non-executive employees during the three months ended March 31, 2011.
Net cash used in investing activities during the three months ended March 31, 2011 totaled $7.8 million as compared to $11.7 million during the three months ended March 31, 2010. Cash outflows for property development and capital improvements were $23.1 million during the three months ended March 31, 2011 as compared to $11.1 million for the same period in 2010 due primarily to an increase in construction and development activity in 2011 as compared to 2010. Additionally, cash outflows for investments in joint ventures were approximately $12.3 million during the three months ended March 31, 2011 as compared to $0.3 million during the same period in 2010. The cash outflow for 2011 primarily relates to three acquisitions made in the first quarter of 2011 by one of the Funds in which we own a 20% interest. These outflows were partially offset by proceeds received from the sale of our available-for-sale investment of $4.5 million, proceeds of $19.3 million from the sale of our interest in three unconsolidated joint venture communities and payments received on notes receivable from affiliates of approximately $3.3 million.
Net cash used in financing activities totaled $118.4 million for the three months ended March 31, 2011, primarily as a result of the repayment of maturing outstanding unsecured notes payable of $88.0 million, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of $35.3 million. These cash outflows were partially offset by cash receipts of $3.8 million relating to proceeds received from the issuance of 0.1 million common shares under our ATM share offering program. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $1.9 million relating to proceeds received from participant withdrawals from one of our deferred compensation plans. During the three months ended March 31, 2010, we used approximately $65.7 million in financing activities primarily to repay approximately $55.3 million of outstanding unsecured notes payable and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of $33.2 million. The cash outflows were partially offset by cash receipts of $17.2 million relating to proceeds received from the issuance of 0.4 million common shares under our ATM share offering program. Cash outflows were further offset by decreases in accounts receivable from affiliates of approximately $3.5 million relating to proceeds received from participant withdrawals from one of our deferred compensation plans and approximately $1.8 million for proceeds received from a construction loan for a consolidated joint venture.

Financial Flexibility
We have a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million at our election, which matures in August 2012 and may be extended at our option to August 2013. Interest rate spreads float on a margin based on LIBOR and are subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2011, we had outstanding letters of credit totaling approximately $10.2 million, and had approximately $489.8 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of March 31, 2011, we had approximately 70.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation plans, and no preferred shares outstanding.
In March 2010, we originated our ATM share offering program through which we may, but have no obligation to, sell common shares having an aggregate offering price of up to $250 million from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but shall have no obligation to, sell common shares through the ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares and determinations of the appropriate sources of funding for us. During the three months ended March 31, 2011, we issued 0.1 million common shares at an average price of $54.06 per share for total net consideration of approximately $3.8 million. In April 2011, we issued an additional 0.2 million common shares at an average price of $56.50 per share for total net considerations of approximately $10.1 million. Cumulative to date, we have issued approximately 5.1 million common shares at an average price of $48.73 for total net consideration of approximately $245.3 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $0.5 million remaining available for sale under the ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During the remainder of 2011, approximately $66.5 million of debt, excluding scheduled principal amortizations of $3.3 million, is scheduled to mature. Additionally, we have construction commitments of approximately $56.6 million of additional capital expenditures on our current development projects and we expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We intend to meet our near-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In March 2011, we announced our Board of Trust Managers had declared a quarterly dividend of $0.49 per share, which represented a $0.04 per share increase from the previous $0.45 per share dividend, to our common shareholders of record as of March 31, 2011. The dividend was subsequently paid on April 18, 2011, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2011, our annualized dividend rate for 2011 would be $1.96 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of March 31, 2011, we have no outstanding guarantees related to loans utilized for construction and development activities for our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2010.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 29, 2011.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 29, 2011.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher Michael P. Gallagher	April 29, 2011 Date
Vice President — Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 29, 2011.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 29, 2011.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document