Form 10-Q
period 2011-06-30
CAMDEN PROPERTY TRUST
filed 2011-07-29
CIK 906345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

On July 22, 2011, 71,176,106 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	June 30, 2011	December 31, 2010
Assets
Real estate assets, at cost
Land	$760,397	$760,397
Buildings and improvements	4,711,552	4,680,361

	5,471,949	5,440,758
Accumulated depreciation	(1,378,630)	(1,292,924)

Net operating real estate assets	4,093,319	4,147,834
Properties under development, including land	237,549	206,919
Investments in joint ventures	39,398	27,632

Total real estate assets	4,370,266	4,382,385
Accounts receivable – affiliates	30,401	31,895
Notes receivable – affiliates	—	3,194
Other assets, net	90,346	106,175
Cash and cash equivalents	63,148	170,575
Restricted cash	4,898	5,513

Total assets	$4,559,059	$4,699,737

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,380,368	$1,507,757
Secured	1,053,699	1,055,997
Accounts payable and accrued expenses	78,460	81,556
Accrued real estate taxes	27,424	22,338
Distributions payable	38,966	35,295
Other liabilities	123,829	141,496

Total liabilities	2,702,746	2,844,439
Commitments and contingencies
Perpetual preferred units	97,925	97,925
Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 86,262 and 85,130 issued; 83,364 and 82,386 outstanding at June 30, 2011 and December 31, 2010, respectively	834	824
Additional paid-in capital	2,823,690	2,775,625
Distributions in excess of net income attributable to common shareholders	(676,367)	(595,317)
Treasury shares, at cost (12,707 and 12,766 common shares at June 30, 2011 and December 31, 2010, respectively)	(459,134)	(461,255)
Accumulated other comprehensive income (loss)	93	(33,458)

Total common equity	1,689,116	1,686,419
Noncontrolling interests	69,272	70,954

Total equity	1,758,388	1,757,373

Total liabilities and equity	$4,559,059	$4,699,737

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Property revenues
Rental revenues	$141,219	$129,614	$279,999	$258,465
Other property revenues	23,887	21,677	46,254	42,278

Total property revenues	165,106	151,291	326,253	300,743

Property expenses
Property operating and maintenance	47,726	43,885	93,951	87,656
Real estate taxes	17,896	18,039	35,603	36,115

Total property expenses	65,622	61,924	129,554	123,771

Non-property income
Fee and asset management	2,471	2,045	4,309	3,883
Interest and other income	86	492	4,857	3,537
Income (loss) on deferred compensation plans	1,375	(3,582)	7,329	(100)

Total non-property income (loss)	3,932	(1,045)	16,495	7,320

Other expenses
Property management	5,109	5,022	10,428	10,205
Fee and asset management	1,670	1,262	2,890	2,456
General and administrative	8,032	7,367	17,820	14,771
Interest	28,381	31,742	58,118	63,297
Depreciation and amortization	45,731	42,010	92,553	84,978
Amortization of deferred financing costs	1,890	713	3,417	1,439
Expense (benefit) on deferred compensation plans	1,375	(3,582)	7,329	(100)

Total other expenses	92,188	84,534	192,555	177,046

Loss on discontinuation of hedging relationship	(29,791)	—	(29,791)	—
Gain on sale of properties, including land	4,748	236	4,748	236
Gain on sale of unconsolidated joint venture interests	—	—	1,136	—
Equity in income (loss) of joint ventures	16	(436)	390	(541)

Income (loss) from continuing operations before income taxes	(13,799)	3,588	(2,878)	6,941
Income tax expense – current	(256)	(304)	(1,576)	(574)

Income (loss) from continuing operations	(14,055)	3,284	(4,454)	6,367
Income from discontinued operations	—	964	—	1,662

Net income (loss)	(14,055)	4,248	(4,454)	8,029
Less income allocated to noncontrolling interests from continuing operations	(792)	(364)	(1,357)	(110)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Net income (loss) attributable to common shareholders	$(16,597)	$2,134	$(9,311)	$4,419

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Earnings per share - basic
Income (loss) from continuing operations attributable to common shareholders	$(0.23)	$0.02	$(0.13)	$0.04
Income from discontinued operations attributable to common shareholders	—	0.01	—	0.02

Net income (loss) attributable to common shareholders	$(0.23)	$0.03	$(0.13)	$0.06

Earnings per share – diluted
Income (loss) from continuing operations attributable to common shareholders	$(0.23)	$0.02	$(0.13)	$0.04
Income from discontinued operations attributable to common shareholders	—	0.01	—	0.02

Net income (loss) attributable to common shareholders	$(0.23)	$0.03	$(0.13)	$0.06

Distributions declared per common share	$0.49	$0.45	$0.98	$0.90
Weighted average number of common shares outstanding - basic	72,343	68,090	72,126	67,287
Weighted average number of common shares outstanding - diluted	72,343	68,386	72,126	67,521
Net income (loss) attributable to common shareholders
Income (loss) from continuing operations	$(14,055)	$3,284	$(4,454)	$6,367
Less income allocated to noncontrolling interests from continuing operations	(792)	(364)	(1,357)	(110)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Income (loss) from continuing operations attributable to common shareholders	(16,597)	1,170	(9,311)	2,757
Income from discontinued operations attributable to common shareholders	—	964	—	1,662

Net income (loss) attributable to common shareholders	$(16,597)	$2,134	$(9,311)	$4,419

Condensed Consolidated Statements of Comprehensive Income:
Net income (loss)	$(14,055)	$4,248	$(4,454)	$8,029
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(2,189)	(7,409)	(2,692)	(14,226)
Reclassification of net losses on cash flow hedging activities	33,786	5,784	39,552	11,663
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	—	(3,309)	—

Comprehensive income	17,542	2,623	29,097	5,466
Less income allocated to noncontrolling interests from continuing operations	(792)	(364)	(1,357)	(110)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(3,500)	(3,500)

Comprehensive income attributable to common shareholders	$15,000	$509	$24,240	$1,856

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income (loss)			(9,311)			1,357	(7,954)	3,500
Other comprehensive income					33,551		33,551
Common shares issued	6	37,120					37,126
Net share awards	4	6,346		525			6,875
Employee stock purchase plan		232		788			1,020
Common share options exercised	1	3,774		808			4,583
Conversions of operating partnership units	1	591				(592)	—
Distributions to perpetual preferred units								(3,500)
Cash distributions declared to equity holders			(71,739)			(2,447)	(74,186)
Other	(2)	2					—

June 30, 2011	$834	$2,823,690	$(676,367)	$(459,134)	$93	$69,272	$1,758,388	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Notes receivable secured by common shares	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925
Net income			4,419				110	4,529	3,500
Other comprehensive loss						(2,563)		(2,563)
Common shares issued	23	106,399						106,422
Net share awards	4	6,021						6,025
Employee stock purchase plan		(190)			671			481
Common share options exercised	1	2,131						2,132
Conversions of operating partnership units	2	1,335					(1,337)	—
Distributions to perpetual preferred units									(3,500)
Cash distributions declared to equity holders			(61,887)				(2,573)	(64,460)
Other	(2)	2		(1)				(1)

June 30, 2010	$798	$2,641,354	$(550,039)	$(102)	$(461,517)	$(43,718)	$74,802	$1,661,578	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net income (loss)	$(4,454)	$8,029
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization, including discontinued operations	92,170	85,987
Gain on sale of properties, including land	(4,748)	(236)
Gain on sale of unconsolidated joint venture interests	(1,136)	—
Gain on sale of available-for sale investment	(4,301)	—
Loss on discontinuation of hedging relationship	29,791	—
Distributions of income from joint ventures	2,181	2,514
Equity in (income) loss of joint ventures	(390)	541
Share-based compensation	6,003	5,767
Amortization of deferred financing costs	3,417	1,439
Net change in operating accounts and other	(3,779)	(4,066)

Net cash from operating activities	$114,754	$99,975

Cash flows from investing activities
Development and capital improvements	$(67,586)	$(27,892)
Proceeds from sale of joint venture interests	19,310	—
Proceeds from sale of properties, including land	19,095	937
Proceeds from sale of available-for-sale investment	4,510	—
Decrease in notes receivable – affiliates	3,279	147
Investments in joint ventures	(35,111)	(348)
Distributions of investments from joint ventures	1,208	28
Other	(2,232)	(1,242)

Net cash from investing activities	$(57,527)	$(28,370)

Cash flows from financing activities
Borrowings on unsecured line of credit	$—	$37,000
Repayments on unsecured line of credit	—	(37,000)
Repayment of notes payable	(625,272)	(56,955)
Proceeds from notes payable	495,705	4,220
Proceeds from issuance of common shares	37,126	106,422
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(73,966)	(66,655)
Payment of deferred financing costs	(4,883)	(574)
Net decrease in accounts receivable – affiliates	1,494	4,119
Other	5,142	1,817

Net cash from financing activities	$(164,654)	$(7,606)

Net increase (decrease) in cash and cash equivalents	(107,427)	63,999
Cash and cash equivalents, beginning of period	170,575	64,156

Cash and cash equivalents, end of period	$63,148	$128,155

Supplemental information
Cash paid for interest, net of interest capitalized	$59,709	$64,608
Cash paid for income taxes	1,879	1,221
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$38,966	$34,275
Value of shares issued under benefit plans, net of cancellations	18,805	14,513
Conversion of operating partnership units to common shares	592	1,337
Accrual associated with construction and capital expenditures	11,409	3,337
Conversion of mezzanine note to joint venture equity	—	8,204

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2011, we owned interests in, operated, or were developing 204 multifamily properties comprising 69,421 apartment homes across the United States. Of the 204 properties, eight properties were under development, and when completed will consist of a total of 2,209 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the full year.

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

The value of our properties under development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.

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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Transaction costs associated with the acquisition of operating real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development and buildings and improvements. Capitalized interest was approximately $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively, and approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively. Capitalized real estate taxes were approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, and approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively.

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

Discontinued Operations. Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are met.

Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to fifteen months, with monthly payments due in advance. All other sources of income, including interest and fee and asset management income, are recognized as earned. Eight of our properties are subject to rent control. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.

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

Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets and estimates related to the valuation of our investments in joint ventures. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for us beginning January 1, 2012 and is not expected to have a material effect on our financial statements as we currently present other comprehensive income components in two separate but consecutive statements.

3.	Per Share Data

Basic earnings per share are computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.8 million and 4.9 million for the three months ended June 30, 2011 and 2010, respectively, and was approximately 4.9 million and 5.0 million for the six months ended June 30, 2011 and 2010, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Earnings per share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$(16,597)	$1,170	$(9,311)	$2,757
Amount allocated to participating securities	139	(32)	36	(70)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(16,458)	1,138	(9,275)	2,687
Income from discontinued operations attributable to common shareholders	—	964	—	1,662

Net income (loss) attributable to common shareholders, as adjusted	$(16,458)	$2,102	$(9,275)	$4,349

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$(0.23)	$0.02	$(0.13)	$0.04
Income from discontinued operations attributable to common shareholders – per share	—	0.01	—	0.02

Net income (loss) attributable to common shareholders, as adjusted – per share	$(0.23)	$0.03	$(0.13)	$0.06

Weighted average number of common shares outstanding - basic	72,343	68,090	72,126	67,287
Earnings per share calculation – diluted
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(16,458)	$1,138	$(9,275)	$2,687
Income allocated to common units	—	—	—	—

Income (loss) from continuing operations attributable to common shareholders, as adjusted	(16,458)	1,138	(9,275)	2,687
Income from discontinued operations attributable to common shareholders	—	964	—	1,662

Net income (loss) attributable to common shareholders, as adjusted	$(16,458)	$2,102	$(9,275)	$4,349

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$(0.23)	$0.02	$(0.13)	$0.04
Income from discontinued operations attributable to common shareholders – per share	—	0.01	—	0.02

Net income (loss) attributable to common shareholders, as adjusted – per share	$(0.23)	$0.03	$(0.13)	$0.06

Weighted average number of common shares outstanding - basic	72,343	68,090	72,126	67,287
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	—	296	—	234
Common units	—	—	—	—

Weighted average number of common shares outstanding - diluted	72,343	68,386	72,126	67,521

4.	Common Shares

We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of June 30, 2011, we had approximately 70.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

In March 2010, we originated an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program has been terminated and no further common shares are available for sale under the 2010 ATM program.

The following table presents activity under our 2010 ATM share offering program for the periods presented (in millions, except per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Common shares sold	0.2	0.3
Total net consideration	$10.0	$13.8
Average price per share	$56.50	$55.81

In May 2011, we originated an ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us.

The following table presents activity under our 2011 ATM program for the period presented (in millions, except per share amounts):

Three Months Ended June 30, 2011
Common shares sold	0.4
Total net consideration	$23.3
Average price per share	$64.52

During July of 2011, we sold approximately 0.5 million common shares under the 2011 ATM program at an average price of $65.77 per share for total net consideration of approximately $32.4 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $243.3 million remaining available for sale under the 2011 ATM program.

5.	Investments in Joint Ventures

As of June 30, 2011, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 17 joint ventures, with our ownership percentages ranging from 15% to 50%. We currently provide property management services to each of these joint ventures which own operating properties and may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	June 30, 2011 (1)	December 31, 2010
Total assets	$1,314.9	$935.3
Total third-party debt	1,049.4	810.1
Total equity	240.8	105.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$36.4	$34.5	$69.4	$68.2
Net loss	(3.8)	(5.1)	(6.4)	(10.2)
Equity in income (loss)(2)	0.0	(0.4)	0.4	(0.5)

(1)	During the six months ended June 30, 2011, we sold our ownership interest in three unconsolidated joint ventures and our discretionary funds (the “Funds”) acquired twelve multifamily properties.
(2)	Equity in income (loss) excludes our ownership interest of fee income from various property management services with our joint ventures.

The joint ventures in which we have an interest have been funded in part with secured third-party debt. As of June 30, 2011, we had no outstanding guarantees related to loans utilized for construction and development activities for our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services, excluding third-party construction fees, amounted to approximately $2.4 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $3.9 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively. We eliminate fee income from property management services provided to these joint ventures to the extent of our ownership.

In April 2011, we sold one of our development properties in Washington, D.C. to one of the Funds, in which we have a 20% interest, for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. Additionally, in June 2011, we sold one of our development properties located in Austin, Texas to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million.

During the six months ended June 30, 2011, the Funds also acquired twelve multifamily properties comprised of 1,358 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 288 units located in San Antonio, Texas, and 234 units located in Atlanta, Georgia.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million.

6.	Notes Payable

The following is a summary of our indebtedness:

	Balance at
(in millions)	June 30, 2011	December 31, 2010
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
Term loan, due 2012	—	500.0

	$—	$500.0
Senior unsecured notes
7.69% Notes, due 2011	—	88.0
5.93% Notes, due 2012	189.5	189.5
5.45% Notes, due 2013	199.7	199.6
5.08% Notes, due 2015	249.3	249.2
5.75% Notes, due 2017	246.2	246.1
4.70% Notes, due 2021	248.5	—
5.00% Notes, due 2023	247.2	—

	$1,380.4	$972.4
Medium-term notes
4.99% Notes, due 2011	—	35.4

Total unsecured notes payable	$1,380.4	$1,507.8
Secured notes
0.99% - 6.00% Conventional Mortgage Notes, due 2012 – 2045	$1,014.0	$1,015.7
1.53% Tax-exempt Mortgage Note due 2028	39.7	40.3

	$1,053.7	$1,056.0

Total notes payable	$2,434.1	$2,563.8

Floating rate tax-exempt debt included in secured notes (1.53%)	$39.7	$40.3
Floating rate debt included in secured notes (0.99% - 1.64%)	189.9	189.9

We have a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million at our election, which matures in August 2012 and may be extended at our option to August 2013. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2011, we had outstanding letters of credit totaling approximately $9.9 million, leaving approximately $490.1 million available under our unsecured line of credit.

In June 2011, we issued from our existing shelf registration statement $250 million aggregate principal amount of 4.625% senior unsecured notes due June 2021 (the “2021 Notes”) and $250 million aggregate principal amount of 4.875% senior unsecured notes due June 2023 the (“2023 Notes” and, together with the 2021 Notes, the “Notes”). The 2021 Notes were offered to the public at 99.404% of their face amount with a yield to maturity of 4.70% and the 2023 Notes were offered to the public at 98.878% of their face amount with a yield to maturity of 5.00%. We received net proceeds of approximately $491.8 million, net of underwriter discounts and other offering expenses. Interest on the Notes is payable semi-annually on June 15 and December 15, beginning December 15, 2011. We may redeem each series of Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem Notes of either series 90 days or fewer prior to their maturity date, the redemption price will equal 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. Each series of Notes is a direct, senior unsecured obligation and ranks equally with each other and with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering together with cash on hand, to repay our outstanding $500 million term loan.

In conjunction with the repayment of the $500 million term loan, we charged approximately $0.5 million of unamortized loan costs to expense.

At June 30, 2011 and 2010, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.1% and 1.3%, respectively.

During the three months ended March 31, 2011, we repaid the remaining principal amount of our 7.69% senior unsecured notes, which matured on February 15, 2011, for a total of approximately $88.0 million. During the three months ended June 30, 2011, we repaid the remaining principal amount of our 4.99% medium-term senior unsecured notes which matured on May 9, 2011, for a total of $35.0 million.

In July 2011, a $31.5 million secured third-party note payable made by one of our fully-consolidated joint ventures, in which we hold a 25% ownership, originally scheduled to mature in August 2011 was contractually extended to August 2012.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 7.3 years at June 30, 2011. Scheduled repayments on outstanding debt including all contractual extensions which have been exercised, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at June 30, 2011 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2011	$1.9	N/A
2012	294.2	5.4%
2013	228.1	5.4
2014	11.0	6.0
2015	252.4	5.1
2016 and thereafter	1,646.5	4.7

Total	$2,434.1	4.9%

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

Discontinuation of Cash Flow Hedge. In connection with the repayment of the $500 million term loan on June 6, 2011, we discontinued the hedging relationship on a $500 million interest rate swap used as a cash flow hedge as of May 31, 2011. Upon repayment of the loan (which eliminated the probable future variable monthly interest payments that were being hedged), we recognized a non-cash charge of approximately $29.8 million which includes the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. Subsequent changes in the market value of the interest rate swap, which matures in October 2012, will be recorded directly in earnings over the remaining life of the swap in other income or other expense.

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

Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Over the next twelve months, we estimate an additional $0.1 million will be reclassified to interest expense. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion was ineffective during the three or six months ended June 30, 2011 and 2010.

As of June 30, 2011, we had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	1	$16.6 million

Non-designated Hedges. Derivatives not designated as hedges are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in other income or other expense.

A $500 million interest rate swap was dedesignated in conjunction with the repayment of the $500 million term loan. Due to, among other matters, the relatively short remaining life of the swap (which matures in October 2012) and the low expectation of the swap becoming a significantly larger liability, management elected to leave this interest rate swap in place through its original maturity rather than cash settle the swap.

As of June 30, 2011, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$175.0 million
Interest Rate Swap	1	$500.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 (in millions):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$0.1	Other Liabilities	$36.9
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$27.9	Other Liabilities	N/A
Interest Rate Cap	Other Assets	$—	Other Assets	$—

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income (loss) and comprehensive income for the three and six months ended June 30, 2011 and 2010 (in millions):

Effect of Derivative Instruments

Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps (1)	$(2.2)	$(7.4)	Interest expense	$4.0	$5.8	Loss on discontinuation of hedging relationship	$29.8	N/A

Derivatives not designated as hedging instruments	Location of Gain/Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2011	2010
Interest Rate Cap	Other income/expense	$—	$—
Interest Rate Swap	Other income/expense	—	N/A

Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps (1)	$(2.7)	$(14.2)	Interest expense	$9.8	$11.7	Loss on discontinuation of hedging relationship	$29.8	N/A

Derivatives not designated as hedging instruments	Location of Gain/Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2011	2010
Interest Rate Cap	Other income/expense	$—	$—
Interest Rate Swap	Other income/expense	—	N/A

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in June 2011.

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

At June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $29.6 million. As of June 30, 2011, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at June 30, 2011, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $29.6 million.

8.	Share-based Compensation

Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and on May 11, 2011 our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (the “2011 Share Plan”). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit-to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

•

Each share issued or to be issued in connection with an award, other than an option, right or other award which does not deliver the full value at grant of the underlying shares, will be counted against the Fungible Pool Limit as 3.45 fungible pool units;

•

Options and other awards which do not deliver the full value at grant of the underlying shares and which expire more than five years from date of grant will be counted against the Fungible Pool Limit as one fungible pool unit; and

•

Options, rights and other awards which do not deliver the full value at date of grant and expire five years or less from the date of grant will be counted against the Fungible Pool Limit as 0.83 of a fungible pool unit.

The fungible units represent approximately 2.7 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

Awards which may be granted under the 2011 Share Plan include incentive share options, non-qualified share options (which may be granted separately or in connection with an option), share awards, dividends and dividend equivalents and other equity based awards. Persons eligible to receive awards under the 2011 Share Plan are trust managers, directors of our affiliates, executive and other officers, key employees and consultants, as determined by the Compensation Committee of our Board of Trust Managers. The 2011 Share Plan will expire on May 11, 2021.

Options. During the six months ended June 30, 2011, approximately 0.3 million options were exercised at prices ranging from $30.06 to $48.02 per option. The total intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $5.0 million. There were 0.1 million options exercised, with intrinsic value of $1.3 million during the six months ended June 30, 2010. As of June 30, 2011, there was approximately $1.8 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next three years. At June 30, 2011, outstanding options and exercisable options had a weighted average remaining life of approximately 4.7 years and 3.5 years respectively.

The following table summarizes outstanding share options and exercisable options at June 30, 2011:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.91	550,956	$33.04	257,251	$36.43
$42.90-$44.00	342,063	43.53	304,800	43.48
$45.53-$73.32	617,517	49.85	464,366	50.45

Total options	1,510,536	$42.29	1,026,417	$44.87

(1)	The aggregate intrinsic values of outstanding options and exercisable options at June 30, 2011 were $32.4 million and $19.4 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $63.62 per share on June 30, 2011 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2011.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2011, the unamortized value of previously issued unvested share awards was approximately $34.0 million which is expected to be amortized over the next five years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was approximately $11.0 million and $10.1 million, respectively, and approximately 2.6 million vested share awards were outstanding at June 30, 2011 with a weighted average issuance price of $39.43 per share.

Total compensation cost for option and share awards charged against income was approximately $3.2 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $6.2 million for each of the six months ended June 30, 2011 and 2010. Total capitalized compensation cost for option and share awards was approximately $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.6 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Total options and nonvested share awards outstanding at December 31, 2010	1,837,990	$42.39	741,505	$42.16
Granted	—	—	339,143	56.92
Exercised/vested	(327,454)	42.89	(235,083)	46.74
Forfeited	—	—	(11,626)	42.76

Net activity	(327,454)		92,434
Total options and nonvested share awards outstanding at June 30, 2011	1,510,536	$42.29	833,939	$46.86

9.	Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)	Six Months Ended June 30,
	2011	2010
Change in assets:
Other assets, net	$5,047	$(734)
Change in liabilities:
Accounts payable and accrued expenses	(9,530)	(9,270)
Accrued real estate taxes	5,086	5,175
Other liabilities	(4,591)	699
Other	209	64

Change in operating accounts	$(3,779)	$(4,066)

10.	Commitments and Contingencies

Construction Contracts. As of June 30, 2011, we had approximately $122.9 million of additional anticipated expenditures on our construction projects currently under development. We expect to fund these amounts through some combination of available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of three apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. Each condominium association of those projects has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and an alleged failure to comply with building codes. On May 25, 2011, we mediated a pre-suit settlement agreement with one of the associations to resolve its alleged claims. Pursuant to this settlement agreement, we agreed to make a one-time payment to the association which was not material.

The other two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. The remaining two lawsuits are in a very early stage, and no significant discovery has been conducted. While we have denied liability to the remaining associations, it is not possible to determine the potential outcome nor is it possible to estimate the amount of loss, if any, that would be associated with any potential adverse decision as these matters are in a very early stage and the pre-suit settlement mentioned above does not provide any basis for estimating losses, if any, in these two lawsuits.

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

Lease Commitments. At June 30, 2011, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for each of the three months ended June 30, 2011 and 2010, and approximately $1.4 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. Minimum annual rental commitments for the remainder of 2011 are $1.3 million, and for the years ending December 31, 2012 through 2015 are approximately $2.3 million, $2.2 million, $2.1 million, and $1.2 million, respectively, and $0.7 million in the aggregate thereafter.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of communities by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion is limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.

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

We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income (loss) and comprehensive income for the three and six months ended June 30, 2011 and 2010. Income taxes for the six months ended June 30, 2011 includes approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment discussed in Footnote 12, “Fair Value Disclosures,” below. Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2011.

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

The following table presents information about our financial assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010 under the fair value hierarchy discussed above.

	June 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments	$44.2	$—	$—	$44.2	$46.7	$—	$—	$46.7
Available-for-sale investment	—	—	—	—	5.0	—	—	5.0
Liabilities
Derivative financial instruments	$—	$28.0	$—	$28.0	$—	$36.9	$—	$36.9

Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at June 30, 2011 also reflects approximately $10.9 million of participant withdrawals from our deferred compensation plan investments during 2011.

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

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures. As of June 30, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated fair value based on the short-term nature of these instruments.

In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes receivable — affiliates	$—	$—	$3.2	$3.2
Fixed rate notes payable (1)	2,204.5	2,282.6	2,333.5	2,386.0
Floating rate notes payable	229.6	216.0	230.3	212.7

(1)	At December 31, 2010, this includes a $500 million term loan entered into in 2007, and $16.6 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate. The $500 million term loan was repaid in June 2011 from the net proceeds received from our $500 million debt offering also completed in June 2011 and with cash on hand.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the six months ended June 30, 2011 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.

13.	Dispositions and Assets Held for Sale

Discontinued Operations and Assets Held for Sale. For the three and six months ended June 30, 2010, income from discontinued operations included the results of operations of two operating properties comprised of an aggregate of 1,066 apartment homes sold during the fourth quarter 2010. We had no assets classified as held for sale as of and for the three or six months ended June 30, 2011.

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2010:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2010	2010
Property revenues	$2,826	$5,580
Property expenses	1,082	2,293

	1,744	3,287
Depreciation and amortization	780	1,625

Income from discontinued operations	$964	$1,662

14.	Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us for the six months ended June 30:

(in thousands)	2011	2010
Net income (loss) attributable to common shareholders	$(9,311)	$4,419
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	592	1,337

Change in common equity and net transfers from noncontrolling interests	$(8,719)	$5,756

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are primarily engaged in the ownership, management, development, acquisition and construction of multifamily apartment communities. As of June 30, 2011, we owned interests in, operated, or were developing 204 multifamily properties comprising 69,421 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.

Despite unemployment rates remaining at high levels, our results for the most recent two quarters reflect an increase in rental revenue growth for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to improvements in rental rates and average occupancy levels. We believe these improvements may be due in part to the continued decline in home ownership rates and the limited supply of new rental housing. We expect improvements in rental rates and occupancy to continue in 2011 and believe sustained revenue growth will depend on, among other things, the timing and extent of employment growth, supply levels of new multifamily housing, and the continuation of the decline in home ownership rates.

In April 2011, we sold one of our land parcels to one of our discretionary funds (the “Funds”), in which we have a 20% ownership interest, for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. Construction commenced on this land during April 2011 and the project, when completed, will contain approximately 276 units. In June 2011, we sold one of our land parcels to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million. Construction commenced on this land during June 2011 and the project, when completed, will contain approximately 244 units.

During the six months ended June 30, 2011, the Funds acquired twelve multifamily properties, totaling 4,348 units, located in the Houston, Dallas, Austin, San Antonio, Tampa, and Atlanta metropolitan areas.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures own multifamily properties in Houston, Texas comprised of 459 units, and the remaining joint venture owns 6.1 acres of land in Houston, Texas.

During the three months ended June 30, 2011, we began construction on five development projects including the land sold to the Fund, discussed above. These projects are comprised of approximately 1,498 units with initial occupancy expected between 2012 and 2013. At June 30, 2011, we had a total of eight development projects under construction comprising approximately 2,209 units with initial occupancy expected between 2011 and 2013. Excluding the two Fund development projects, we have additional anticipated construction expenditures of approximately $122.9 million on the six consolidated projects as of June 30, 2011.

Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities, expand our development pipeline, and complete selective dispositions. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

As of June 30, 2011, we had approximately $63.1 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. Excluding scheduled principal amortizations, we have no scheduled debt maturities for the remainder of 2011. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where we believe prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio, excluding land for which development has been put on hold, is summarized as follows:

	June 30, 2011		December 31, 2010
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas (1)	7,866	21	6,967	19
Dallas, Texas	6,767	17	5,517	14
Washington, D.C. Metro	5,604	16	5,604	16
Tampa, Florida	5,953	13	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,564	9	3,557	9
Atlanta, Georgia	3,546	12	3,312	11
Austin, Texas	3,222	10	2,454	8
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	5,595	15	5,307	14

Total Operating Properties	67,212	196	63,316	186

Properties Under Development
Tampa, Florida	540	2	—	—
Orlando, Florida	858	2	420	1
Washington, D. C. Metro	463	2	187	1
Austin, Texas	244	1	—	—
Houston, Texas	104	1	—	—

Total Properties Under Development	2,209	8	607	2

Total Properties	69,421	204	63,923	188

Less: Unconsolidated Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	2,880	8	1,981	6
Dallas, Texas	1,706	4	456	1
Austin, Texas	1,613	5	601	2
Phoenix, Arizona	992	4	992	4
Tampa, Florida	450	1	—	—
Los Angeles/Orange County, California	421	1	421	1
Atlanta, Georgia	344	2	110	1
Denver, Colorado	320	1	320	1
Washington, D. C. Metro	276	1	—	—
Other	3,795	11	3,507	10

Total Joint Venture Properties	16,844	55	12,435	43

Total Properties Fully Consolidated	52,577	149	51,488	145

(1)	Includes a fully consolidated joint venture: Camden Travis Street, of which we hold a 25% ownership.
(2)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities

We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. No completed properties reached stabilization during the six months ended June 30, 2011.

Acquisitions and Dispositions

In April 2011, we sold one of our land parcels in Washington, D.C. to one of the Funds, in which we have a 20% interest, for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. In June 2011, we sold one of our development properties in Austin, Texas, to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million.

During the six months ended June 30, 2011, the Funds also acquired twelve multifamily properties comprised of 1,358 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 288 units located in San Antonio, Texas and 234 units located in Atlanta, Georgia.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures own multifamily properties in Houston, Texas with 459 units, and one joint venture owns 6.1 acres of land in Houston, Texas.

Development and Lease-Up Properties

We did not have any consolidated properties in lease-up at June 30, 2011.

At June 30, 2011, we had six consolidated properties under construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization

Camden LaVina Orlando, FL	420	$61.0	$43.7	$43.7	2Q12	3Q14
Camden Summerfield II Landover, MD	187	32.0	19.9	19.9	1Q12	4Q12
Camden Royal Oaks II Houston, TX	104	14.0	4.8	4.8	2Q12	3Q13
Camden Montague Tampa, FL	192	23.0	5.4	5.4	4Q12	2Q13
Camden Town Square Orlando, FL	438	66.0	20.7	20.7	3Q13	4Q14
Camden Westchase Tampa, FL	348	52.0	20.6	20.6	1Q13	4Q13

Total	1,689	$248.0	$115.1	$115.1

Our condensed consolidated balance sheet at June 30, 2011 included approximately $237.5 million related to properties under development and land. Of this amount, approximately $115.1 million related to our projects currently under development. In addition, we had approximately $122.4 million primarily invested in land held for future development, which included approximately $42.0 million related to projects we expect to begin constructing during the next two years, and approximately $80.4 million related to land tracts which we may develop in the future.

At June 30, 2011, we had investments in unconsolidated joint ventures which were developing the following communities:

($ in millions) Property and Location	Ownership %	Number of Apartment Homes	Total Cost Incurred	% Leased At 7/24/11
Completed Community (1):
Camden Ivy Hall Atlanta, GA	20%	110	$17.0	84%
Under Construction:
Camden South Capitol Washington, DC	20%	276	$19.5	N/A
Camden Amber Oaks II Austin, TX	20%	244	$3.2	N/A

(1)	Property in lease-up as of June 30, 2011.

Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Average monthly property revenue per apartment home	$1,082	$1,016	$1,069	$1,011
Annualized total property expenses per apartment home	$5,159	$4,992	$5,092	$4,994
Weighted average number of operating apartment homes owned 100%	50,883	49,614	50,882	49,563
Weighted average occupancy of operating apartment homes owned 100%	94.4%	94.1%	94.1%	93.7%

Property-level operating results

The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2011 as compared to the same periods in 2010:

	Apartment Homes At 6/30/11	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)		2011	2010	$	%	2011	2010	$	%
Property revenues:
Same store communities	47,600	$152,035	$144,451	$7,584	5.3%	$299,732	$286,849	$12,883	4.5%
Non-same store communities	3,288	11,834	5,697	6,137	107.7	24,053	11,540	12,513	108.4
Development and lease-up communities	1,689	—	—	—	—	—	—	—	—
Other	—	1,237	1,143	94	8.2	2,468	2,354	114	4.8

Total property revenues	52,577	$165,106	$151,291	$13,815	9.1%	$326,253	$300,743	$25,510	8.5%

Property expenses:
Same store communities	47,600	$59,709	$58,049	$1,660	2.9%	$118,110	$116,345	$1,765	1.5%
Non-same store communities	3,288	4,793	2,635	2,158	81.9	9,270	4,971	4,299	86.5
Development and lease-up communities	1,689	—	—	—	—	—	—	—	—
Other	—	1,120	1,240	(120)	(9.7)	2,174	2,455	(281)	(11.4)

Total property expenses	52,577	$65,622	$61,924	$3,698	6.0%	$129,554	$123,771	$5,783	4.7%

Same store communities are communities we owned and were stabilized as of January 1, 2010. Non-same store communities are stabilized communities we have acquired, developed or re-developed after January 1, 2010. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2010. Other includes results from non-multifamily rental properties and expenses primarily relating to land holdings not under active development.

Same store analysis

Same store rental revenues increased approximately $6.1 million during the three months ended June 30, 2011 as compared to the same period in 2010 due to a 4.2% increase in average rental rates and a 0.6% increase in average occupancy for our same store portfolio. Same store rental revenues for the six months ended June 30, 2011 increased approximately $10.3 million from the same period in 2010 due to a 3.6% increase in average rental rates and a 0.5% increase in average occupancy for our same store portfolio. We believe the increases to rental revenue were due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $1.5 million and $2.6 million increase in other property revenue during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 primarily due to increases in revenues from our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $1.7 million, or 2.9%, for the three months ended June 30, 2011 and increased approximately $1.8 million, or 1.5% for the six months ended June 30, 2011 as compared to the same periods in 2010. The increases in same store property expenses were primarily due to increases in utility expenses relating to our utility rebilling program and higher water costs, increased salaries and benefits due to increases in annual compensation and higher medical benefit costs, and slightly higher repairs and maintenance expenses. These increases were partially offset by lower real estate taxes as a result of declining property valuations and property tax rates at a number of our communities, and reduced property insurance costs due to lower self-insured property losses. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the three months ended June 30, 2011 increased approximately $1.3 million, or 2.4% and increased approximately $1.0 million or 0.9% for the six months ended June 30, 2011 as compared to the same periods in 2010.

Non-same store analysis

Property revenues from non-same store communities increased approximately $6.1 million and $12.5 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Property expenses from non-same store communities increased approximately $2.2 million and $4.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increases during the period were primarily due to $5.1 million and $10.1 million of revenues, and $2.0 million and $4.0 million of expenses, during the three and six months ended June 30, 2011, respectively, relating to three joint venture communities we consolidated during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increases in revenues were also related to two properties in our re-development and development pipelines reaching stabilization during the second and third quarters of 2010. One of these properties is owned by a fully consolidated joint venture, of which we hold a 25% ownership interest.

Other property analysis

Other property expenses decreased approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease was primarily related to decreases in property taxes expensed on land holdings for projects which were approved in 2010 and 2011 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Fee and asset management	$2,471	$2,045	$426	20.8%	$4,309	$3,883	$426	11.0%
Interest and other income	86	492	(406)	(82.5)	4,857	3,537	1,320	37.3
Income (loss) on deferred compensation plans	1,375	(3,582)	4,957	138.4	7,329	(100)	7,429	*

Total non-property income (loss)	$3,932	$(1,045)	$4,977	476.3%	$16,495	$7,320	$9,175	125.3%

*	Not a meaningful percentage

Fee and asset management income increased approximately $0.4 million for each of the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. These increases were due to an increase in property management, development and construction fees due to acquisitions by our Funds during 2011 and the second half of 2010. These increases were offset by a decrease due to our consolidation of three joint venture communities in the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increases were further offset by lower third-party construction activities for the three and six months ended 2011 as compared to the same periods in 2010.

Interest and other income decreased approximately $0.4 million and increased approximately $1.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease for the three months ended June 30, 2011 as compared to the same period in 2010 was due to a decrease in interest income earned on our mezzanine loan portfolio in 2011. This decrease was primarily due to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010 resulting in no balances being outstanding in our mezzanine loan portfolio.

The increase in interest and other income during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to recognition of approximately $4.3 million in other income from the sale of our available-for-sale investment during the first quarter 2011. The increase was offset by a decrease in interest income earned on our mezzanine loan portfolio in 2011 primarily due to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010 resulting in no balances being outstanding in our mezzanine loan portfolio. Additionally, during the six months ended June 30, 2010, we recognized approximately $2.7 million of other income relating to the expiration of an indemnification provision related to one of our operating joint ventures.

Income on deferred compensation plans were approximately $1.4 million and $7.3 million for the three and six months ended June 30, 2011, respectively, as compared to losses recognized of approximately $3.6 million and $0.1 million for the three and six months ended June 30, 2010, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Property management	$5,109	$5,022	$87	1.7%	$10,428	$10,205	$223	2.2%
Fee and asset management	1,670	1,262	408	32.3	2,890	2,456	434	17.7
General and administrative	8,032	7,367	665	9.0	17,820	14,771	3,049	20.6
Interest	28,381	31,742	(3,361)	(10.6)	58,118	63,297	(5,179)	(8.2)
Depreciation and amortization	45,731	42,010	3,721	8.9	92,553	84,978	7,575	8.9
Amortization of deferred financing costs	1,890	713	1,177	165.1	3,417	1,439	1,978	137.5
Expense (benefit) on deferred compensation plans	1,375	(3,582)	4,957	138.4	7,329	(100)	7,429	*

Total other expenses	$92,188	$84,534	$7,654	9.1%	$192,555	$177,046	$15,509	8.8%

*	Not a meaningful percentage

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Property management expenses were approximately 3.1% and 3.2% of total property revenues for the three and six months ended June 30, 2011, respectively, and approximately 3.3% and 3.4% for the three and six months ended June 30, 2010, respectively. The increase in costs during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in salaries, benefits, and training costs for our property management personnel.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management, increased approximately $0.4 million for each of the three and six months ended June 30, 2011 as compared to the same periods in 2010. These increases were primarily due to an increase in expenses related to the management of acquisitions completed by our Funds during 2011 and the second half of 2010. These increases were partially offset by lower legal expenses during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

General and administrative expense increased approximately $0.7 million and $3.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase during the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to increases in long-term incentive compensation of approximately $0.4 million. The increase during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter 2011, and increases in long-term incentive compensation of approximately $0.6 million. Excluding the $2.1 million one-time bonus awards, general and administrative expenses were 4.8% and 4.7% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans for the three and six months ended June 30, 2011, respectively. General and administrative expenses were approximately 4.8% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for each of the three and six months ended June 30, 2010.

Interest expense for the three and six months ended June 30, 2011 decreased approximately $3.4 million and $5.2 million, respectively, as compared to the same periods in 2010. These decreases were primarily due to the retirement of unsecured notes payable during 2010 and 2011, including the repayment of our $500 million term loan in June 2011. The decreases were also due to lower interest rates on existing indebtedness resulting from the repayment of the $500 million term with in part, net proceeds from an offering of $500 million senior unsecured notes completed in June 2011. Additionally, the decreases were due to higher capitalized interest of approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 primarily due to higher average balances in our development pipeline. The decreases discussed above were partially offset by an increase in secured notes payable relating to debt assumed in connection with the consolidation of two joint venture communities during the second half of 2010 which were previously accounted for using the equity method of accounting.

Depreciation and amortization increased approximately $3.7 million and $7.6 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 primarily due to an increase in capital improvements placed in service during the end of 2010 and 2011 and the consolidation of three joint ventures during the second half of 2010 which were previously accounted for using the equity method of accounting.

Amortization of deferred financing costs increased approximately $1.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increases were due to the amortization of financing costs related to the $500 million unsecured credit facility we entered into in August 2010. These increases were also due to the write-off of approximately $0.5 million of unamortized loan costs associated with the $500 million term loan repaid in June 2011. These increases were partially offset by lower amortization associated with the retirement of maturing unsecured notes payable during 2010 and 2011.

The expense on deferred compensation plans totaled approximately $1.4 million and $7.3 million for the three and six months ended June 30, 2011, respectively, as compared to a benefit recognized of approximately $3.6 million and $0.1 million for the three and six months ended June 30, 2010, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
($ in thousands)	2011	2010	$	%		2011	2010	$	%
(Loss) on discontinuation of hedging relationships	$(29,791)	$—	$(29,791)	*	%	$(29,791)	$—	$(29,791)	*	%
Gain on sale of properties, including land	4,748	236	4,512	*		4,748	236	4,512	*
Gain on sale of unconsolidated joint venture interests	—	—	—	—		1,136	—	1,136	*
Equity in income (loss) of joint ventures	16	(436)	452	103.7		390	(541)	931	172.1
Income tax expense – current	256	304	(48)	(15.8)		1,576	574	1,002	174.6

*	Not a meaningful percentage

The loss on discontinuation of hedging relationship was due to the dedesignation of a cash flow hedge associated with the repayment of our $500 million term loan in June 2011. Refer to Note 7, “Derivative Instruments and Hedging Activities” in the notes to condensed consolidated financial statements for further discussion.

Gain on sale of properties, including land, totaled approximately $4.7 million for each of the three and six months ended June 30, 2011 and $0.2 million for each of the three and six months ended June 30, 2010. The gain in 2011 was due to a sale of one of our land development properties located in Washington, D.C in April 2011 to one of the Funds and the sale of one of our development properties located in Austin, Texas to this Fund in June 2011. The gain recognized in 2010 was due to a gain on the sale of a land parcel in Houston, Texas to an unaffiliated third-party.

Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the three and six months ended June 30, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.

Equity in income (loss) of joint ventures increased approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily the result of two development properties held by our joint ventures reaching stabilization in late 2010 and early 2011, resulting in increases in income of joint ventures of approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2011, respectively. We sold our ownership interests in these joint ventures in March 2011. These increases were also due to an overall increase in earnings by our stabilized operating joint ventures of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, primarily due to increases in rental income. These increases were partially offset by losses recognized by the Funds of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to acquisition expenses relating to the purchase of real estate investments in the second half of 2010 and 2011 and increased amortization of in-place leases over the underlying lease term.

Income tax expense increased approximately $1.0 million for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011.

Noncontrolling interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Income allocated to noncontrolling interests from continuing operations	$792	$364	$428	117.6%	$1,357	$110	$1,247	*	%
Income allocated to perpetual preferred units	1,750	1,750	—	—	3,500	3,500	—	—

*	not a meaningful percentage

Income allocated to noncontrolling interests from continuing operations increased approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily due to an increase in earnings within a fully-consolidated joint venture which reached stabilization during the third quarter 2010, of which we hold a 25% ownership.

Funds from Operations (“FFO”)

Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help in the comparison of the operating performance of a company’s real estate investments between periods or as compared to different companies.

To facilitate a clear understanding of our consolidated historical operating results, we believe FFO should be examined in conjunction with net income (loss) attributable to common shareholders as presented in the condensed consolidated statements of income (loss) and comprehensive income and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income (loss) attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Funds from operations
Net income (loss) attributable to common shareholders (1)	$(16,597)	$2,134	$(9,311)	$4,419
Real estate depreciation and amortization, including discontinued operations	44,482	41,579	90,056	84,218
Adjustments for unconsolidated joint ventures	1,813	2,298	3,819	4,461
(Gain) on sale of unconsolidated joint venture interests	—	—	(1,136)	—
Income allocated to noncontrolling interests	653	688	1,036	583

Funds from operations — diluted	$30,351	$46,699	$84,464	$93,681

Weighted average shares — basic	72,343	68,090	72,126	67,287
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	714	296	676	234
Common units	2,466	2,601	2,471	2,625

Weighted average shares — diluted	75,523	70,987	75,273	70,146

(1)	Includes a $29.8 million charge related to a loss on the discontinuation of a hedging relationship for the three and six months ended June 30, 2011.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 3.1 times and 3.0 times for the three and six months ended June 30, 2011, respectively, and approximately 2.5 times for each of the three and six months ended June 30, 2010. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. At June 30, 2011 and 2010, approximately 71.3% and 72.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was approximately 7.3 years at June 30, 2011.

For the longer term, we intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2011 including:

•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, the availability of financing, our ability to complete asset sales, the effect our debt level and decreases in credit ratings could have on our costs of funds and our ability to access capital markets.

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2011 and 2010.

Net cash from operating activities was approximately $114.8 million during the six months ended June 30, 2011 as compared to approximately $100.0 million for the same period in 2010. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our stabilized communities and the growth in non-stabilized communities as we consolidated three joint ventures during the second half of 2010. This increase was partially offset by the property expenses of these three joint ventures. See further discussions of our 2011 operations as compared to 2010 in our “Results of Operations.” The increase in net cash from operating activities was also due to the timing of payments in operating accounts, primarily relating to lower interest payments and the timing of accounts receivable receipts relating to third-party construction activities. These increases from operating activities were offset by the $2.1 million payment of a one-time special bonus awarded to all non-executive employees during the six months ended June 30, 2011 and timing of payments relating to third-party construction activities.

Net cash used in investing activities during the six months ended June 30, 2011 totaled $57.5 million as compared to $28.4 million during the six months ended June 30, 2010. Cash outflows for property development and capital improvements were approximately $67.6 million during the six months ended June 30, 2011 as compared to approximately $27.9 million for the same period in 2010 due primarily to an increase in construction and development activity in 2011 as compared to 2010. Additionally, cash outflows for investments in joint ventures were approximately $35.1 million during the six months ended June 30, 2011 as compared to $0.3 million during the same period in 2010, primarily relating to twelve acquisitions made in the first half of 2011 by our joint ventures, in which we own a 20% interest. These outflows were partially offset by proceeds of $19.3 million from the sale of our interests in three unconsolidated joint ventures in March 2011 and proceeds of $19.1 million received from the sales of two land development properties to one of our joint ventures during the three months ended June 30, 2011. These outflows were further offset by proceeds received from the sale of our available-for-sale investment of $4.5 million during February 2011, and payments received on notes receivable from affiliates of approximately $3.3 million.

Net cash used in financing activities totaled approximately $164.7 million for the six months ended June 30, 2011 as compared to $7.6 million during the same period in 2010. During the six months ended June 30, 2011, a total of approximately $625.3 million was used to repay our outstanding $500 million term loan in June 2011 and approximately $123.0 million of maturing unsecured notes. Also during 2011, $74.0 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During this same period, net proceeds of approximately $491.8 million was provided from the issuance of two series of unsecured notes completed in June 2011, and net proceeds of approximately $37.1 million from the issuance of 0.7 million common shares under our ATM share offering programs. Net cash used in financing activities during the six months ended June 30, 2010 was related primarily to the repayment of maturing unsecured notes payable of approximately $57.0 million, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $66.7 million. These cash outflows were partially offset by net proceeds of approximately $106.4 million from the sale of approximately 2.3 million common shares under our ATM share offering program entered into in March 2010. Cash outflows for the six months ended June 30, 2010 were further offset by decreases in accounts receivable from affiliates of approximately $4.1 million due primarily to participant withdrawals from our deferred compensation plans and outflows of approximately $4.2 million from secured notes payable relating to a construction loan for a consolidated joint venture.

Financial Flexibility

We have a $500 million unsecured credit facility, with the option to increase this credit facility to $600 million at our election, which matures in August 2012 and may be extended at our option to August 2013. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2011, we had outstanding letters of credit totaling approximately $9.9 million, leaving approximately $490.1 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of June 30, 2011, we had approximately 70.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

In March 2010, we originated an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program has been terminated and no further common shares are available for sale under the 2010 ATM program.

In May 2011, we originated an ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. As of the date of this filing, we had common shares having an aggregate offering price of up to $243.3 million remaining available for sale under the 2011 ATM program.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable outlooks, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, and other sources. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. Excluding scheduled principal amortizations, we have no scheduled debt maturities for the remainder of 2011. We also have additional anticipated construction expenditures of approximately $122.9 million on our current development projects and we expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We intend to meet our long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2011, we announced our Board of Trust Managers had declared a quarterly dividend of $0.49 per share to common shareholders of record as of June 30, 2011. The dividend was subsequently paid on July 18, 2011, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2011, our annualized dividend rate for 2011 would be $1.96 per share or unit.

Off-Balance Sheet Arrangements

The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of June 30, 2011, we have no outstanding guarantees related to loans utilized for construction and development activities for our unconsolidated joint ventures.

Inflation

Substantially all of our apartment leases are for an initial term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies

Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for us beginning January 1, 2012 and is not expected to have a material effect on our financial statements as we currently present other comprehensive income components in two separate but consecutive statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 29, 2011.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 29, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 29, 2011
Michael P. Gallagher	Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 29, 2011.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 29, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document