Form 10-Q
period 2011-09-30
CAMDEN PROPERTY TRUST
filed 2011-11-04
CIK 906345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 28, 2011, 71,357,674 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	September 30, 2011	December 31, 2010
Assets
Real estate assets, at cost
Land	$766,302	$760,397
Buildings and improvements	4,758,397	4,680,361

	5,524,699	5,440,758
Accumulated depreciation	(1,421,867)	(1,292,924)

Net operating real estate assets	4,102,832	4,147,834
Properties under development, including land	274,201	206,919
Investments in joint ventures	37,033	27,632

Total real estate assets	4,414,066	4,382,385

Accounts receivable – affiliates	31,395	31,895
Notes receivable – affiliates	—	3,194
Other assets, net	87,657	106,175
Cash and cash equivalents	56,099	170,575
Restricted cash	5,357	5,513

Total assets	$4,594,574	$4,699,737

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,380,560	$1,507,757
Secured	1,052,544	1,055,997
Accounts payable and accrued expenses	97,613	81,556
Accrued real estate taxes	37,721	22,338
Distributions payable	39,319	35,295
Other liabilities	111,043	141,496

Total liabilities	2,718,800	2,844,439

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 86,763 and 85,130 issued; 83,874 and 82,386 outstanding at September 30, 2011 and December 31, 2010, respectively	839	824
Additional paid-in capital	2,861,139	2,775,625
Distributions in excess of net income attributable to common shareholders	(700,897)	(595,317)
Treasury shares, at cost (12,516 and 12,766 common shares at September 30, 2011 and December 31, 2010, respectively)	(452,244)	(461,255)
Accumulated other comprehensive income (loss)	201	(33,458)

Total common equity	1,709,038	1,686,419
Noncontrolling interests	68,811	70,954

Total equity	1,777,849	1,757,373

Total liabilities and equity	$4,594,574	$4,699,737

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Property revenues
Rental revenues	$144,211	$131,911	$424,210	$390,376
Other property revenues	24,723	22,363	70,977	64,641

Total property revenues	168,934	154,274	495,187	455,017

Property expenses
Property operating and maintenance	50,715	46,999	144,666	134,655
Real estate taxes	17,329	16,652	52,932	52,767

Total property expenses	68,044	63,651	197,598	187,422

Non-property income (loss)
Fee and asset management	2,646	2,145	6,955	6,028
Interest and other income (loss)	(108)	451	4,749	3,988
Income (loss) on deferred compensation plans	(6,096)	6,918	1,233	6,818

Total non-property income (loss)	(3,558)	9,514	12,937	16,834

Other expenses
Property management	5,050	4,789	15,478	14,994
Fee and asset management	1,330	1,155	4,220	3,611
General and administrative	8,572	7,568	26,392	22,339
Interest	27,354	31,781	85,472	95,078
Depreciation and amortization	44,558	43,034	137,111	128,012
Amortization of deferred financing costs	1,344	1,185	4,761	2,624
Expense (benefit) on deferred compensation plans	(6,096)	6,918	1,233	6,818

Total other expenses	82,112	96,430	274,667	273,476

Loss on discontinuation of hedging relationship	—	—	(29,791)	—
Gain on sale of properties, including land	—	—	4,748	236
Gain on sale of unconsolidated joint venture interests	—	—	1,136	—
Equity in loss of joint ventures	(556)	(244)	(166)	(785)

Income from continuing operations before income taxes	14,664	3,463	11,786	10,404
Income tax expense – current	(313)	(712)	(1,889)	(1,286)

Income from continuing operations	14,351	2,751	9,897	9,118
Income from discontinued operations	—	1,081	—	2,743

Net income	14,351	3,832	9,897	11,861
Less income allocated to noncontrolling interests from continuing operations	(761)	(432)	(2,118)	(542)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Net income attributable to common shareholders	$11,840	$1,650	$2,529	$6,069

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.16	$0.01	$0.03	$0.05
Income from discontinued operations attributable to common shareholders	—	0.01	—	0.04

Net income attributable to common shareholders	$0.16	$0.02	$0.03	$0.09

Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.16	$0.01	$0.03	$0.05
Income from discontinued operations attributable to common shareholders	—	0.01	—	0.04

Net income attributable to common shareholders	$0.16	$0.02	$0.03	$0.09

Distributions declared per common share	$0.49	$0.45	$1.47	$1.35
Weighted average number of common shares outstanding – basic	73,242	69,100	72,502	67,898
Weighted average number of common shares outstanding – diluted	74,274	69,441	73,217	68,169

Net income attributable to common shareholders
Income from continuing operations	$14,351	$2,751	$9,897	$9,118
Less income allocated to noncontrolling interests from continuing operations	(761)	(432)	(2,118)	(542)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Income from continuing operations attributable to common shareholders	11,840	569	2,529	3,326
Income from discontinued operations attributable to common shareholders	—	1,081	—	2,743

Net income attributable to common shareholders	$11,840	$1,650	$2,529	$6,069

Condensed Consolidated Statements of Comprehensive Income:
Net income	$14,351	$3,832	$9,897	$11,861
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(5,323)	(2,692)	(19,549)
Reclassification of net losses on cash flow hedging activities	108	5,825	39,660	17,488
Unrealized gain on available-for-sale securities, net of tax	—	1,914	—	1,914
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	—	(3,309)	—

Comprehensive income	14,459	6,248	43,556	11,714
Less income allocated to noncontrolling interests from continuing operations	(761)	(432)	(2,118)	(542)
Less income allocated to perpetual preferred units	(1,750)	(1,750)	(5,250)	(5,250)

Comprehensive income attributable to common shareholders	$11,948	$4,066	$36,188	$5,922

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS

(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income			2,529			2,118	4,647	5,250
Other comprehensive income					33,659		33,659
Common shares issued	11	69,852					69,863
Net share awards	4	9,597		703			10,304
Employee stock purchase plan		482		1,335			1,817
Common share options exercised	1	4,990		6,973			11,964
Conversions of operating partnership units	1	591				(592)	—
Cash distributions declared to perpetual preferred units								(5,250)
Cash distributions declared to equity holders			(108,109)			(3,669)	(111,778)
Other	(2)	2					—

September 30, 2011	$839	$2,861,139	$(700,897)	$(452,244)	$201	$68,811	$1,777,849	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)

(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Notes receivable secured by common shares	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units

December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925
Net income			6,069				542	6,611	5,250
Other comprehensive loss						(147)		(147)
Common shares issued	29	134,588						134,617
Net share awards	4	8,919						8,923
Employee stock purchase plan		(150)			933			783
Common share options exercised	1	2,459						2,460
Conversions of operating partnership units	2	2,130					(2,132)	—
Cash distributions declared to perpetual preferred units									(5,250)
Cash distributions declared to equity holders			(93,544)				(3,863)	(97,407)
Other	(2)	4		101			10	113

September 30, 2010	$804	$2,673,606	$(580,046)	$—	$(461,255)	$(41,302)	$73,159	$1,664,966	$97,925

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net income	$9,897	$11,861
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	136,733	129,419
Gain on sale of properties, including land	(4,748)	(236)
Gain on sale of unconsolidated joint venture interests	(1,136)	—
Gain on sale of available-for sale investment	(4,301)	—
Loss on discontinuation of hedging relationship	29,791	—
Distributions of income from joint ventures	3,673	3,870
Equity in (income) loss of joint ventures	166	785
Share-based compensation	9,254	8,502
Amortization of deferred financing costs	4,761	2,624
Net change in operating accounts and other	16,707	21,636

Net cash from operating activities	$200,797	$178,461

Cash flows from investing activities
Development and capital improvements	$(155,077)	$(43,927)
Proceeds from sale of joint venture interests	19,310	—
Proceeds from sale of properties, including land	19,095	937
Proceeds from sale of available-for-sale investment	4,510	—
Decrease in notes receivable – affiliates	3,279	537
Investments in joint ventures	(35,280)	(5,094)
Distributions of investments from joint ventures	2,453	28
Other	(4,464)	(2,540)

Net cash from investing activities	$(146,174)	$(50,059)

Cash flows from financing activities
Borrowings on unsecured line of credit	$—	$37,000
Repayments on unsecured line of credit	—	(37,000)
Repayment of notes payable	(626,432)	(192,247)
Proceeds from notes payable	495,705	57,601
Proceeds from issuance of common shares	69,863	134,617
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(112,932)	(101,052)
Payment of deferred financing costs	(8,776)	(6,528)
Common share options exercised	11,267	1,132
Net decrease in accounts receivable – affiliates	500	3,843
Other	1,706	1,147

Net cash from financing activities	$(169,099)	$(101,487)

Net increase (decrease) in cash and cash equivalents	(114,476)	26,915
Cash and cash equivalents, beginning of period	170,575	64,156

Cash and cash equivalents, end of period	$56,099	$91,071

Supplemental information
Cash paid for interest, net of interest capitalized	$69,043	$87,116
Cash paid for income taxes	1,903	1,280

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine months Ended September 30,
(in thousands)	2011	2010
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$39,319	$34,548
Value of shares issued under benefit plans, net of cancellations	18,912	14,465
Conversion of operating partnership units to common shares	592	2,132
Accrual associated with construction and capital expenditures	12,557	4,140
Conversion of mezzanine note to joint venture equity	—	28,944
Change in fair value of available-for-sale investments, net of tax	—	1,914
Consolidation of joint venture at fair value, net of cash:
Real estate assets, net	—	92,726
In-place leases	—	1,193
Other assets	—	289
Mortgage debt assumed	—	52,144
Other liabilities	—	561

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2011, we owned interests in, operated, or were developing 205 multifamily properties comprising 69,700 apartment homes across the United States. Of the 205 properties, eight properties were under development, and when completed will consist of a total of 2,209 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the full year.

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

We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect on our consolidated financial position and results of operations.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $2.5 million and $6.1 million for the three and nine months ended September 30, 2011, respectively, and approximately $1.3 million and $4.0 million for the three and nine months ended September 30, 2010, respectively. Capitalized real estate taxes were approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, and approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2010, respectively.

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

Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value and we do not apply master netting for financial reporting purposes. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, for which hedge accounting does not apply or we elect not to apply hedge accounting.

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

3. Per Share Data

Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 3.7 million and 4.7 million for the three months ended September 30, 2011 and 2010, respectively, and was approximately 4.1 million and 5.0 million for the nine months ended September 30, 2011 and 2010, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$11,840	$569	$2,529	$3,326
Amount allocated to participating securities	(154)	(24)	(118)	(94)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	11,686	545	2,411	3,232
Income from discontinued operations attributable to common shareholders	—	1,081	—	2,743

Net income attributable to common shareholders, as adjusted	$11,686	$1,626	$2,411	$5,975

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.16	$0.01	$0.03	$0.05
Income from discontinued operations attributable to common shareholders – per share	—	0.01	—	0.04

Net income attributable to common shareholders, as adjusted – per share	$0.16	$0.02	$0.03	$0.09

Weighted average number of common shares outstanding – basic	73,242	69,100	72,502	67,898

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$11,686	$545	$2,411	$3,232
Income allocated to common units	8	—	—	—

Income from continuing operations attributable to common shareholders, as adjusted	11,694	545	2,411	3,232
Income from discontinued operations attributable to common shareholders	—	1,081	—	2,743

Net income attributable to common shareholders, as adjusted	$11,694	$1,626	$2,411	$5,975

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.16	$0.01	$0.03	$0.05
Income from discontinued operations attributable to common shareholders – per share	—	0.01	—	0.04

Net income attributable to common shareholders, as adjusted – per share	$0.16	$0.02	$0.03	$0.09

Weighted average number of common shares outstanding – basic	73,242	69,100	72,502	67,898

Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	793	341	715	271
Common units	239	—	—	—

Weighted average number of common shares outstanding – diluted	74,274	69,441	73,217	68,169

4. Common Shares

We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of September 30, 2011, we had approximately 71.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

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

The following table presents activity under our 2010 ATM share offering program for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total net consideration	$—	$13,847.0
Common shares sold	—	252.5
Average price per share	$—	$55.81

In May 2011, we originated an ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determination of the appropriate sources of funding for us.

The following table presents activity under our 2011 ATM program for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total net consideration	$32,736.8	$56,015.9
Common shares sold	506.2	875.4
Average price per share	$65.76	$65.24

As of September 30, 2011, we had common shares having an aggregate offering price of up to $242.9 million remaining available for sale under the 2011 ATM program. No additional shares were sold through the date of this filing.

5. Investments in Joint Ventures

As of September 30, 2011, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 17 joint ventures, with our ownership percentages ranging from 15% to 50%. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	September 30, 2011 (1)	December 31, 2010
Total assets	$1,322.5	$935.3
Total third-party debt	1,066.9	810.1
Total equity	223.3	105.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$46.1	$35.3	$115.5	$103.6
Net loss	(7.4)	(5.0)	(13.8)	(15.2)
Equity in loss (2)	(0.6)	(0.2)	(0.2)	(0.8)

(1)	During the nine months ended September 30, 2011, we sold our ownership interest in three unconsolidated joint ventures and our discretionary funds (the “Funds”) acquired thirteen multifamily properties.
(2)	Equity in loss excludes our ownership interest of fee income from various property management services with our joint ventures.

The joint ventures in which we have an interest have been funded in part with secured third-party debt. As of September 30, 2011, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.4 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $6.4 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively. We eliminate fee income for these services provided to these joint ventures to the extent of our ownership.

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

During the nine months ended September 30, 2011, the Funds also acquired thirteen multifamily properties comprised of 1,358 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 528 units located in San Antonio, Texas, and 234 units located in Atlanta, Georgia. Subsequent to quarter end, the Funds acquired five multifamily properties comprised of 1,488 units located in Houston, Texas.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million.

6. Notes Payable

The following is a summary of our indebtedness:

	Balance at
(in millions)	September 30, 2011	December 31, 2010
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
Term loan, due 2012	—	500.0

	$—	$500.0

Senior unsecured notes
7.69% Notes, due 2011	—	88.0
5.93% Notes, due 2012	189.5	189.5
5.45% Notes, due 2013	199.7	199.6
5.08% Notes, due 2015	249.3	249.2
5.75% Notes, due 2017	246.2	246.1
4.70% Notes, due 2021	248.6	—
5.00% Notes, due 2023	247.3	—

	$1,380.6	$972.4

Medium-term notes
4.99% Notes, due 2011	—	35.4

Total unsecured notes payable	$1,380.6	$1,507.8

Secured notes
0.95% – 6.00% Conventional Mortgage Notes, due 2012 – 2045	$1,013.1	$1,015.7
1.58% Tax-exempt Mortgage Note due 2028	39.4	40.3

	$1,052.5	$1,056.0

Total notes payable	$2,433.1	$2,563.8

Floating rate tax-exempt debt included in secured notes (1.58%)	$39.4	$40.3
Floating rate debt included in secured notes (0.95% – 1.68%)	206.5	189.9

In September 2011, we amended our $500 million unsecured credit facility to extend the maturity date from August 2012 to September 2015 with an option to extend to September 2016. Additionally, we now have the option to increase this credit facility to $750 million at our election. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2011, we had outstanding letters of credit totaling approximately $11.6 million, leaving approximately $488.4 million available under our unsecured line of credit.

In June 2011, we issued from our existing shelf registration statement $250 million aggregate principal amount of 4.625% senior unsecured notes due June 2021 (the “2021 Notes”) and $250 million aggregate principal amount of 4.875% senior unsecured notes due June 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”). The 2021 Notes were offered to the public at 99.404% of their face amount with a yield to maturity of 4.70% and the 2023 Notes were offered to the public at 98.878% of their face amount with a yield to maturity of 5.00%. We received net proceeds of approximately $491.8 million, net of underwriter discounts and other offering expenses. Interest on the Notes is payable semi-annually on June 15 and December 15, beginning December 15, 2011. We may redeem each series of Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem Notes of either series 90 days or fewer prior to their maturity date, the redemption price will equal 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. Each series of Notes is a direct, senior unsecured obligation and ranks equally with each other and with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering, together with cash on hand, to repay our outstanding $500 million term loan. In conjunction with the repayment of the $500 million term loan, we expensed approximately $0.5 million of unamortized loan costs.

At September 30, 2011 and 2010, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.1% and 1.3%, respectively.

During the three months ended March 31, 2011, we repaid the remaining principal amount of our 7.69% senior unsecured notes, which matured on February 15, 2011, for a total of approximately $88.0 million. During the three months ended June 30, 2011, we repaid the remaining principal amount of our 4.99% medium-term senior unsecured notes, which matured on May 9, 2011, for a total of $35.0 million.

In July 2011, a $31.5 million secured third-party note payable made by one of our fully-consolidated joint ventures, in which we hold a 25% ownership, originally scheduled to mature in August 2011, was contractually extended to August 2012.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 7.0 years at September 30, 2011. Scheduled repayments on outstanding debt including all contractual extensions which have been exercised, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at September 30, 2011, were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2011	$1.0	N/A
2012	294.2	5.2%
2013	228.0	5.4
2014	11.0	6.0
2015	252.4	5.1
2016 and thereafter	1,646.5	4.6

Total	$2,433.1	4.8%

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

Designated Hedges. In August 2011, our interest rate swap, with a notional amount of $16.6 million, matured and settled. As a result of the settlement, we did not have any designated hedges as of September 30, 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion of designated hedges was ineffective during the three or nine months ended September 30, 2011 and 2010.

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

In connection with the repayment of the $500 million term loan on June 6, 2011, we discontinued the hedging relationship on a $500 million interest rate swap used as a cash flow hedge as of May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments that were being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. Subsequent changes in the market value of the interest rate swap, which matures in October 2012, will be recorded directly in earnings over the remaining life of the swap in interest and other income (loss). Due to, among other matters, the relatively short remaining life of the swap (which matures in October 2012) and the low expectation of the swap becoming a significantly larger liability, management elected to leave this interest rate swap in place through its original maturity rather than cash settle the swap.

As of September 30, 2011, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$175.0 million
Interest Rate Swap	1	$500.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 (in millions):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Other Liabilities	$—	Other Liabilities	$36.9
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$22.2	Other Liabilities	N/A
Interest Rate Cap	Other Assets	$0.1	Other Assets	$—

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in millions):

Effect of Derivative Instruments

Three Months Ended September 30,
Derivatives in Cash	Amount of (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from	Amount of (Loss) Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
Flow Hedging Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest Rate Swaps	$—	$(5.3)	Interest expense	$0.1	$5.8	Loss on discontinuation of hedging relationship	$—	N/A

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on	Amount of (Loss) Recognized in Income on Derivative
	Derivative	2011	2010
Interest Rate Cap	Other income/(loss)	$(0.1)	$—
Interest Rate Swap	Other income/(loss)	(0.1)	N/A

Nine Months Ended September 30,
Derivatives in Cash	Amount of (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from	Amount of (Loss) Recognized in Income on Derivative (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
Flow Hedging Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest Rate Swaps (1)	$(2.7)	$(19.5)	Interest expense	$9.9	$17.5	Loss on discontinuation of hedging relationship	$(29.8)	N/A

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on	Amount of (Loss) Recognized in Income on Derivative
	Derivative	2011	2010
Interest Rate Cap	Other income/(loss)	$(0.1)	$—
Interest Rate Swap	Other income/(loss)	(0.1)	N/A

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.

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

At September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $23.8 million. As of September 30, 2011, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at September 30, 2011, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $23.8 million.

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

The fungible units represent approximately 2.6 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. During the nine months ended September 30, 2011, approximately 0.5 million options were exercised at prices ranging from $30.06 to $62.32 per option. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $9.5 million. There were 0.1 million options exercised, with intrinsic value of $1.4 million during the nine months ended September 30, 2010. As of September 30, 2011, there was approximately $1.6 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next three years. At September 30, 2011, outstanding options and exercisable options had a weighted average remaining life of approximately 4.9 years and 3.7 years respectively.

The following table summarizes outstanding share options and exercisable options at September 30, 2011:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	473,684	$32.08	179,979	$35.38
$42.90-$45.53	466,060	44.32	428,797	44.36
$48.02-$73.32	406,219	51.77	253,068	54.03

Total options	1,345,963	$42.26	861,844	$45.32

(1)	The aggregate intrinsic values of outstanding options and exercisable options at September 30, 2011 were $18.3 million and $9.3 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $55.26 per share on September 30, 2011 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2011.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2011, the unamortized value of previously issued unvested share awards was approximately $30.7 million which is expected to be amortized over the next five years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was approximately $11.0 million and $10.1 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.3 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $9.5 million and $9.1 million for the nine months ended September 30, 2011 and 2010, respectively. Total capitalized compensation cost for option and share awards was approximately $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.9 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Total options and nonvested share awards outstanding at December 31, 2010	1,847,136	$42.39	741,505	$42.16

Granted	—	—	344,159	57.00
Exercised/vested	(501,173)	42.64	(235,093)	46.74
Forfeited	—	—	(16,024)	43.89

Net activity	(501,173)		93,042

Total options and nonvested share awards outstanding at September 30, 2011	1,345,963	$42.26	834,547	$46.96

9. Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Change in assets:
Other assets, net	$3,046	$(6,262)

Change in liabilities:
Accounts payable and accrued expenses	11,343	8,116
Accrued real estate taxes	15,048	16,938
Other liabilities	(13,131)	2,691

Other	401	153

Change in operating accounts	$16,707	$21,636

10. Commitments and Contingencies

Construction Contracts. As of September 30, 2011, we had approximately $102.1 million of additional anticipated expenditures on our construction projects currently under development. We expect to fund these amounts through a combination of available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

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

The other two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. The remaining two lawsuits are in a very early stage and no significant discovery has been conducted. While we have denied liability to the remaining associations, it is not possible to determine the potential outcome nor is it possible to estimate a range of the amount of loss, if any, that would be associated with any potential adverse decision as these matters are in a very early stage and the pre-suit settlement mentioned above does not provide any basis for estimating losses, if any, in these two lawsuits.

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

Lease Commitments. At September 30, 2011, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for each of the three months ended September 30, 2011 and 2010, and approximately $2.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. Minimum annual rental commitments for the remainder of 2011 are $0.6 million, and for the years ending December 31, 2012 through 2015 are approximately $2.3 million, $2.2 million, $2.1 million, and $1.2 million, respectively, and $0.7 million in the aggregate thereafter.

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

We have provided for income, franchise, and state income taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010. Income taxes for the nine months ended September 30, 2011 includes approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment discussed in Footnote 12, “Fair Value Disclosures,” below. Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2011.

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

The following table presents information about our financial assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010 under the fair value hierarchy discussed above.

	September 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments	$37.4	$—	$—	$37.4	$46.7	$—	$—	$46.7
Available-for-sale investment	—	—	—	—	5.0	—	—	5.0
Derivative financial instruments	—	0.1	—	0.1	—	—	—	—
Liabilities
Derivative financial instruments	$—	$22.2	$—	$22.2	$—	$36.9	$—	$36.9

Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are included in Level 1 and are based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets. The balance at September 30, 2011 also reflects approximately $12.0 million of participant withdrawals from our deferred compensation plan investments during 2011.

Available-for-sale Investment. During February 2011, we received proceeds from the sale of our available-for-sale investment of approximately $4.5 million, resulting in a gross realized gain of approximately $4.3 million. This available-for-sale investment was included in Level 1 in the preceding table as of December 31, 2010 and was valued using quoted market prices.

Derivative Financial Instruments. The estimated fair values of derivative financial instruments are included in Level 2 and are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures. As of September 30, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated fair value based on the short-term nature of these instruments.

In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. The following table presents the carrying and estimated fair value of our notes receivable and notes payable at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes receivable — affiliates	$—	$—	$3.2	$3.2
Fixed rate notes payable (1)	2,187.2	2,276.4	2,333.5	2,386.0
Floating rate notes payable	245.9	234.3	230.3	212.7

(1)	December 31, 2010 includes a $500 million term loan entered into in 2007, and a $16.6 million construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate. The $500 million term loan was repaid in June 2011 from the net proceeds received from our $500 million debt offerings also completed in June 2011 and with cash on hand. The $16.6 million construction loan interest rate swap matured and was not extended in conjunction with the one-year extension of the loan in July 2011.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis primarily relate to impairment of long-lived assets or investments. There were no events during the nine months ended September 30, 2011 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.

13. Property Acquisitions, Discontinued Operations, and Assets Held for Sale

Acquisitions. In August 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million. We intend to utilize this land for development of multiple multifamily apartment communities.

Discontinued Operations and Assets Held for Sale. For the three and nine months ended September 30, 2010, income from discontinued operations included the results of operations of two operating properties comprised of an aggregate of 1,066 apartment homes sold during the fourth quarter 2010. We had no assets classified as held for sale as of and for the three or nine months ended September 30, 2011.

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2010:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2010	2010
Property revenues	$2,954	$8,534
Property expenses	1,222	3,515

	1,732	5,019
Depreciation and amortization	651	2,276

Income from discontinued operations	$1,081	$2,743

14. Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the nine months ended September 30:

(in thousands)	2011	2010
Net income attributable to common shareholders	$2,529	$6,069
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	592	2,132

Change in common equity and net transfers from noncontrolling interests	$3,121	$8,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of September 30, 2011, we owned interests in, operated, or were developing 205 multifamily properties comprising 69,700 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.

Property Operations

Our results for the nine months ended September 30, 2011, reflect an increase in rental revenue as compared to the same period in 2010, which we believe was primarily due to a gradually improving economy, a modest supply of new multifamily housing, and a decrease in home ownership rates, which have resulted in an increase in rental rates and average occupancy levels. Same store revenues increased 5.1% for the first three quarters of 2011, as compared to the same period in 2010. We believe economic and employment conditions will improve slightly for the remainder of 2011 and the supply of new multifamily homes will continue to be modest. However, we believe significant risks to the economy remain prevalent, and while there has been a slight increase in employment levels in the majority of our markets, the unemployment rate remains at higher levels than normal. If economic conditions in the United States were to worsen, our operating results could be adversely affected.

Development Activity

During the nine months ended September 30, 2011, we began construction on six development projects including two development projects in our discretionary funds, in which we own a 20% ownership interest (the “Funds”). These projects contain 1,602 units, with initial occupancy expected between 2011 and 2013. At September 30, 2011, we had a total of eight development projects under construction containing 2,209 units with initial occupancy expected between 2011 and 2013. Excluding the two Fund development projects containing 520 units, we have remaining anticipated construction expenditures of approximately $102.1 million on the six consolidated projects as of September 30, 2011. In October 2011, we began construction on two development projects comprised of 588 units, with initial occupancy expected between 2012 and 2013.

Acquisitions and Dispositions

In August 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million. We intend to utilize this land for development of multiple multifamily apartment communities.

In April 2011, we sold one of our land parcels to one of the Funds for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. In June 2011, we sold another land parcel to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million.

During the nine months ended September 30, 2011, the Funds acquired thirteen multifamily properties totaling 4,588 units located in the Houston, Dallas, Austin, San Antonio, Tampa, and Atlanta metropolitan areas. Subsequent to quarter end, the Funds acquired five multifamily properties comprised of 1,488 units located in Houston.

In March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures owned multifamily properties in Houston comprised of 459 units, and the remaining joint venture owned 6.1 acres of land in Houston.

Future Outlook

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline, acquire existing communities, and complete selective dispositions. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

As of September 30, 2011, we had approximately $56.1 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit; we recently extended the maturity date of our unsecured line of credit to September 2015, with options to extend the maturity to September 2016 and to increase this credit facility to $750 million. Excluding scheduled principal amortizations, we have no scheduled debt maturities for the remainder of 2011, and our 2012 repayments on outstanding debt are manageable at $294.2 million, which represents approximately 12% of our total outstanding debt. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where we believe prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	September 30, 2011		December 31, 2010
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Las Vegas, Nevada	8,016	29	8,016	29
Houston, Texas (1)	7,866	21	6,967	19
Dallas, Texas	6,767	17	5,517	14
Washington, D.C. Metro	5,604	16	5,604	16
Tampa, Florida	5,953	13	5,503	12
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,564	9	3,557	9
Atlanta, Georgia	3,546	12	3,312	11
Austin, Texas	3,222	10	2,454	8
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	5,874	16	5,307	14

Total Operating Properties	67,491	197	63,316	186

Properties Under Development
Orlando, Florida	858	2	420	1
Tampa, Florida	540	2	—	—
Washington, D. C. Metro	463	2	187	1
Austin, Texas	244	1	—	—
Houston, Texas	104	1	—	—

Total Properties Under Development	2,209	8	607	2

Total Properties	69,700	205	63,923	188

Less: Unconsolidated Joint Venture Properties (2)
Las Vegas, Nevada	4,047	17	4,047	17
Houston, Texas	2,880	8	1,981	6
Dallas, Texas	1,706	4	456	1
Austin, Texas	1,613	5	601	2
Phoenix, Arizona	992	4	992	4
Tampa, Florida	450	1	—	—
Los Angeles/Orange County, California	421	1	421	1
Atlanta, Georgia	344	2	110	1
Denver, Colorado	320	1	320	1
Washington, D. C. Metro	276	1	—	—
Other	4,035	12	3,507	10

Total Joint Venture Properties	17,084	56	12,435	43

Total Properties Fully Consolidated	52,616	149	51,488	145

(1)	Includes a fully consolidated joint venture: Camden Travis Street, of which we hold a 25% ownership.
(2)	Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities

We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. During the three months ended September 30, 2011, stabilization was achieved at one of our joint venture properties as follows:

Property and Location	Number of Apartment Homes	Date of Completion	Date of Stabilization
Camden Ivy Hall – joint venture
Atlanta, GA	110	3Q10	3Q11

Acquisitions and Dispositions

In August 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million. We intend to utilize this land for the development of multiple multifamily apartment communities.

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

During the nine months ended September 30, 2011, the Funds also acquired thirteen multifamily properties comprised of 1,358 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 528 units located in San Antonio, Texas, and 234 units located in Atlanta, Georgia. Subsequent to quarter end, the Funds acquired five multifamily properties comprised of 1,488 units located in Houston, Texas.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures own multifamily properties in Houston, Texas with 459 units, and one joint venture owns 6.1 acres of land in Houston, Texas.

Development and Lease-Up Properties

At September 30, 2011, we had six consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden LaVina (1)
Orlando, FL	420	$60.0	$49.9	$27.4	2Q12	1Q13
Camden Summerfield II (1)
Landover, MD	187	30.0	23.6	17.8	1Q12	4Q12
Camden Royal Oaks II
Houston, TX	104	14.0	8.0	8.0	2Q12	3Q13
Camden Montague
Tampa, FL	192	23.0	9.0	9.0	4Q12	2Q13
Camden Town Square
Orlando, FL	438	66.0	23.1	23.1	3Q13	4Q14
Camden Westchase Park
Tampa, FL	348	52.0	24.6	24.6	1Q13	4Q13

Total	1,689	$245.0	$138.2	$109.9

(1)	Property in lease-up as of September 30, 2011.

Our condensed consolidated balance sheet at September 30, 2011 included approximately $274.2 million related to properties under development and land. Of this amount, approximately $109.9 million related to our projects currently under development. In addition, we had approximately $164.3 million primarily invested in land held for future development, which included approximately $98.0 million related to projects we expect to begin constructing during the next two years, and approximately $66.3 million related to land tracts which we may develop in the future.

During October 2011, we began construction on two consolidated properties located in Houston, Texas and Washington, DC comprised of 588 units.

At September 30, 2011, we had investments in unconsolidated joint ventures which were developing the following communities:

($ in millions) Property and Location	Ownership %	Number of Apartment Homes	Total Cost Incurred
Under Construction:
Camden South Capitol
Washington, DC	20%	276	$23.5
Camden Amber Oaks II
Austin, TX	20%	244	$4.0

Refer to Note 5, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations

Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense on communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2011 and 2010 are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average monthly property revenue per apartment home	$1,106	$1,031	$1,081	$1,018
Annualized total property expenses per apartment home	$5,345	$5,104	$5,177	$5,031
Weighted average number of operating apartment homes owned 100%	50,921	49,884	50,895	49,670
Weighted average occupancy of operating apartment homes owned 100% *	95.0%	94.8%	94.6%	94.4%

*The	student housing community is excluded from this calculation.

Property-level operating results

The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010:

($ in thousands)	Apartment Homes At 9/30/11	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
		2011	2010	$	%	2011	2010	$	%
Property revenues:
Same store communities	47,309	$153,740	$144,688	$9,052	6.3%	$450,739	$428,919	$21,820	5.1%
Non-same store communities	3,618	13,762	8,514	5,248	61.6	40,549	22,672	17,877	78.9
Development and lease-up communities	1,689	110	—	110	—	110	—	110	—
Other	—	1,322	1,072	250	23.3	3,789	3,426	363	10.6

Total property revenues	52,616	$168,934	$154,274	$14,660	9.5%	$495,187	$455,017	$40,170	8.8%

Property expenses:
Same store communities	47,309	$61,586	$58,892	$2,694	4.6%	$178,836	$174,333	$4,503	2.6%
Non-same store communities	3,618	5,464	3,448	2,016	58.5	15,585	9,316	6,269	67.3
Development and lease-up communities	1,689	27	—	27	—	27	—	27	—
Other	—	967	1,311	(344)	(26.2)	3,150	3,773	(623)	(16.5)

Total property expenses	52,616	$68,044	$63,651	$4,393	6.9%	$197,598	$187,422	$10,176	5.4%

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

Same store analysis

Same store rental revenues increased approximately $7.4 million during the three months ended September 30, 2011 as compared to the same period in 2010 due to a 5.3% increase in average rental rates and a 0.7% increase in average occupancy for our same store portfolio. Same store rental revenues for the nine months ended September 30, 2011 increased approximately $17.5 million from the same period in 2010 due to a 4.2% increase in average rental rates and a 0.6% increase in average occupancy for our same store portfolio. We believe the increases to rental revenue were due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $1.7 million and $4.3 million increase in other property revenue during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily due to increases in revenues from ancillary income from cable television and valet waste, our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $2.7 million, or 4.6%, for the three months ended September 30, 2011 and increased approximately $4.5 million, or 2.6%, for the nine months ended September 30, 2011 as compared to the same periods in 2010. The increases in same store property expenses were primarily due to increases in utility expenses relating to costs associated with ancillary income from cable television and valet waste, our utility rebilling programs, and higher water costs, increased salaries and benefits due to increases in annual compensation and higher medical benefit costs, and higher repairs and maintenance expenses. The increase for the nine months ended September 30, 2011 was partially offset by lower real estate taxes as a result of declining property valuations and property tax rates at a number of our communities. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the three months ended September 30, 2011 increased approximately $2.3 million, or 4.3%, and increased approximately $3.4 million, or 2.1%, for the nine months ended September 30, 2011 as compared to the same periods in 2010.

Non-same store analysis

Property revenues from non-same store communities increased approximately $5.2 million and $17.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Property expenses from non-same store communities increased approximately $2.0 million and $6.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increases during the periods were primarily due to $4.5 million and $14.6 million of revenues, and $1.8 million and $5.8 million of expenses, during the three and nine months ended September 30, 2011, respectively, relating to three joint venture communities we consolidated during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increases in revenues were also related to two properties in our re-development and development pipelines reaching stabilization during the second and third quarters of 2010. One of these properties is owned by a fully consolidated joint venture, of which we hold a 25% ownership interest.

Other property analysis

Other property revenues increased approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily related to increases in rental income from our non-multifamily rental properties.

Other property expenses decreased approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decreases were primarily related to decreases in property taxes expensed on land holdings for projects which were approved in 2011 and during the second half of 2010 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income (loss)

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
Fee and asset management	$2,646	$2,145	$501	23.4%	$6,955	$6,028	927	15.4%
Interest and other income (loss)	(108)	451	(559)	(123.9)	4,749	3,988	761	19.1
Income (loss) on deferred compensation plans	(6,096)	6,918	(13,014)	(188.1)	1,233	6,818	(5,585)	(81.9)

Total non-property income (loss)	$(3,558)	$9,514	$(13,072)	(137.4)%	$12,937	$16,834	(3,897)	(23.1)%

Fee and asset management income increased approximately $0.5 million and approximately $0.9 million for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily due to an increase in property management, development and construction fees due to acquisitions by our Funds during the first three quarters of 2011 and the fourth quarter of 2010. These increases were partially offset by a decrease due to our consolidation of one joint venture community in August 2010 and two joint venture communities in December 2010, which were previously accounted for in accordance with the equity method of accounting. The increases were further offset by a decreased level of third-party construction activities for the three and nine months ended 2011 as compared to the same periods in 2010.

Interest and other income (loss) decreased approximately $0.6 million and increased approximately $0.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decrease for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a decrease in interest income earned on our mezzanine loan portfolio in 2011 resulting from the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010 resulting in no balances being outstanding in our mezzanine loan portfolio. The decrease was also due to mark to market net losses on our interest rate swap related to the discontinuation of the $500 million term loan during the second quarter of 2011.

The increase in interest and other income during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to recognition of approximately $4.3 million in other income from the sale of our available-for-sale investment during the first quarter 2011. The increase was partially offset by a decrease in interest income earned on our mezzanine loan portfolio in 2011 primarily due to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010 resulting in no balances being outstanding in our mezzanine loan portfolio. The increase was also offset by mark to market net losses on our interest rate swap related to the discontinuation of the $500 million term loan during the second quarter of 2011. Additionally, during the nine months ended September 30, 2010, we recognized approximately $2.7 million of other income relating to the expiration of an indemnification provision related to one of our operating joint ventures.

Income (loss) on deferred compensation plans decreased approximately $13.0 million and approximately $5.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decreases primarily related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
Property management	$5,050	$4,789	$261	5.4%	$15,478	$14,994	$484	3.2%
Fee and asset management	1,330	1,155	175	15.2	4,220	3,611	609	16.9
General and administrative	8,572	7,568	1,004	13.3	26,392	22,339	4,053	18.1
Interest	27,354	31,781	(4,427)	(13.9)	85,472	95,078	(9,606)	(10.2)
Depreciation and amortization	44,558	43,034	1,524	3.5	137,111	128,012	9,099	7.1
Amortization of deferred financing costs	1,344	1,185	159	13.4	4,761	2,624	2,137	81.4
Expense (benefit) on deferred compensation plans	(6,096)	6,918	(13,014)	(188.1)	1,233	6,818	(5,585)	(81.9)

Total other expenses	$82,112	$96,430	$(14,318)	(14.8)%	$274,667	$273,476	$1,191	0.4%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Property management expenses were approximately 3.0% and 3.1% of total property revenues for the three and nine months ended September 30, 2011, respectively, and approximately 3.1% and 3.3% for the three and nine months ended September 30, 2010, respectively. The increase in costs during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in salaries, benefits, and training costs for our property management personnel.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint venture communities, increased approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily due to an increase in expenses related to the management of acquisitions completed by our Funds during the first three quarters of 2011 and the fourth quarter of 2010. These increases were partially offset by lower legal expenses during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. These increases were further offset by a decrease in expenses resulting from our consolidation of one joint venture community in August 2010 and two joint venture communities in December 2010, which were previously accounted for in accordance with the equity method of accounting.

General and administrative expense increased approximately $1.0 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase during the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to increases in salaries, benefits and incentive compensation of approximately $0.7 million. The increase during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011, and increases in salaries, benefits and incentive compensation of approximately $1.4 million. Excluding the $2.1 million one-time bonus awards, general and administrative expenses were 5.0% and 4.8% of total property revenues and non-property income (loss), excluding income (loss) on deferred compensation plans, for the three and nine months ended September 30, 2011, respectively. General and administrative expenses were approximately 4.8% of total property revenues and non-property income (loss), excluding income (loss) on deferred compensation plans, for each of the three and nine months ended September 30, 2010.

Interest expense for the three and nine months ended September 30, 2011 decreased approximately $4.4 million and $9.6 million, respectively, as compared to the same periods in 2010. These decreases were primarily due to the retirement of unsecured notes payable during 2010 and 2011, including the repayment of our $500 million term loan in June 2011. Additionally, the decreases were due to higher capitalized interest of approximately $1.2 million and $2.1 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily due to higher average balances in our development pipeline. These decreases were partially offset by an increase in secured notes payable relating to debt assumed in connection with the consolidation of two joint venture communities in August 2010 and December 2010, which were previously accounted for using the equity method of accounting. These decreases were also offset by an increase in interest expense related to our offering of $500 million senior unsecured notes completed in June 2011.

Depreciation and amortization increased approximately $1.5 million and $9.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily due to an increase in capital improvements placed in service during the first three quarters of 2011 and during the fourth quarter of 2010. The increase was also due to the consolidation of one joint venture community in August 2010 and two joint venture communities in December 2010, which were previously accounted for using the equity method of accounting.

Amortization of deferred financing costs increased approximately $0.2 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase for the three months ended September 30, 2011 as compared to the same period in 2010 was due to amortization of financing costs related to the $500 million unsecured credit facility we entered into in August 2010 and the amortization of financing costs related to our offering of $500 million senior unsecured notes completed in June 2011. The increase was partially offset by lower amortization associated with the loan costs associated with the $500 million term loan repaid in June 2011 and the retirement of maturing unsecured notes payable during 2010 and 2011.

The increase of amortization of deferred financing costs during the nine months ended September 30, 2011 as compared to the same period in 2010 was due to the amortization of financing costs related to the $500 million unsecured credit facility we entered into in August 2010 and the amortization of financing costs related to our offering of $500 million senior unsecured notes completed in June 2011. The increase was also due to the write-off of approximately $0.5 million of unamortized loan costs associated with the $500 million term loan repaid in June 2011. The increase was partially offset by lower amortization associated with the retirement of maturing unsecured notes payable during 2010 and 2011.

Expense (benefit) on deferred compensation plans decreased approximately $13.0 million and $5.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These decreases primarily related to the performance of the investments held in deferred compensation plans for participants, and were directly offset by the income (loss) related to these plans, as discussed in non-property income (loss), above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
(Loss) on discontinuation of hedging relationship	$—	$—	$—	—%	$(29,791)	$—	$(29,791)	*	%
Gain on sale of properties, including land	—	—	—	—	4,748	236	4,512	*
Gain on sale of unconsolidated joint venture interests	—	—	—	—	1,136	—	1,136	*
Equity in loss of joint ventures	(556)	(244)	(312)	(127.9)	(166)	(785)	619	78.9
Income tax expense – current	313	712	(399)	(56.0)	1,889	1,286	603	46.9

*	Not a meaningful percentage.

The loss on discontinuation of hedging relationship was due to the discontinuation of a cash flow hedge associated with the repayment of our $500 million term loan in June 2011. Refer to Note 7, “Derivative Instruments and Hedging Activities” in the notes to condensed consolidated financial statements for further discussion.

Gain on sale of properties, including land, totaled approximately $4.7 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. The gain in 2011 was due to a sale of one of our land development properties located in Washington, D.C in April 2011 to one of the Funds and the sale of one of our development properties located in Austin, Texas to this Fund in June 2011. The gain recognized in 2010 was due to a gain on the sale of a land parcel in Houston, Texas to an unaffiliated third-party.

Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the nine months ended September 30, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.

Equity in loss of joint ventures increased approximately $0.3 million for the three months ended September 30, 2011 and decreased approximately $0.6 million for the nine months ended September 30, 2011, as compared to the same periods in 2010. The increase in losses for the three months ended September 30, 2011 was primarily due to overall losses recognized by the Funds of approximately $0.7 million due to increased amortization of in-place leases over the underlying lease term. The increase in losses was partially offset by an increase in earnings by our stabilized operating joint ventures of approximately $0.1 million primarily due to increases in rental income. The increase in losses was also offset by two development properties held by our joint ventures which were sold in March 2011. These two development properties reached stabilization in late 2010 and early 2011 and during the three months ended September 30, 2010, we recognized equity in losses of approximately $0.3 million related to these joint ventures.

The decrease in equity in losses during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to two development properties held by our joint ventures which were sold in March 2011. These two development properties reached stabilization in late 2010 and early 2011. During the nine months ended September 30, 2010, we recognized equity in losses of approximately $1.2 million related to these joint ventures, as compared to $0.2 million of income recognized in 2011 through the date of sale. The decrease in losses was also due to an increase in earnings by our stabilized operating joint ventures of approximately $0.2 million for the nine months ended September 30, 2011, primarily due to increases in rental income. These decreases in losses were partially offset by overall losses recognized by the Funds of approximately $1.1 million during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to acquisition expenses relating to the purchase of real estate investments during 2011 and the fourth quarter of 2010 and increased amortization of in-place leases over the underlying lease term.

Income tax expense decreased approximately $0.4 million for the three months ended September 30, 2011 and increased approximately $0.6 million for the nine months ended September 30, 2011 as compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 as compared to the same period in 2010 was due to decreases in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.

The increase in income tax during the nine months ended September 30, 2011 as compared to the same period in 2010 was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011. The increase was partially offset by a decrease in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.

Noncontrolling interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Income allocated to noncontrolling interests from continuing operations	$761	$432	$329	76.2%	$2,118	$542	$1,576	290.8%
Income allocated to perpetual preferred units	1,750	1,750	—	—	5,250	5,250	—	—

Income allocated to noncontrolling interests from continuing operations increased approximately $0.3 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were primarily due to an increase in earnings within a fully-consolidated joint venture which reached stabilization during the third quarter 2010, of which we hold a 25% ownership. The increases were also due to increased earnings associated with properties held by operating partnerships during 2011 as compared to 2010.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Funds from operations
Net income attributable to common shareholders (1)	$11,840	$1,650	$2,529	$6,069
Real estate depreciation and amortization, including discontinued operations	43,286	42,457	133,342	126,675
Adjustments for unconsolidated joint ventures	3,223	2,292	7,042	6,753
(Gain) on sale of unconsolidated joint venture interests	—	—	(1,136)	—
Income allocated to noncontrolling interests	458	281	1,494	864

Funds from operations – diluted	$58,807	$46,680	$143,271	$140,361

Weighted average shares – basic	73,242	69,100	72,502	67,898
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	793	341	715	271
Common units	2,459	2,584	2,468	2,610

Weighted average shares – diluted	76,494	72,025	75,685	70,779

(1)	Includes a $29.8 million charge related to a loss on the discontinuation of a hedging relationship for the nine months ended September 30, 2011.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 3.2 times and 3.1 times for the three and nine months ended September 30, 2011, respectively, and approximately 2.6 times and 2.5 times for the three and nine months ended September 30, 2010, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 71.6% of our properties (based on invested capital) were unencumbered as of the periods ending September 30, 2011 and 2010. Our weighted average maturity of debt, including our line of credit, was approximately 7.0 years at September 30, 2011.

For the longer term, we intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for the remainder of 2011 and through 2012 including:

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

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2011 and 2010.

Net cash from operating activities was approximately $200.8 million during the nine months ended September 30, 2011 as compared to approximately $178.5 million for the same period in 2010. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our stabilized communities and the growth in non-stabilized communities as we consolidated three joint ventures during the second half of 2010. This increase in revenues was partially offset by the increase in property expenses from our stabilized and non-stabilized communities which include the property expenses of these three joint ventures. See further discussions of our 2011 operations as compared to 2010 in our “Results of Operations.” The increase was further offset by a decrease in net cash from operating activities due to the timing of payments in operating accounts, primarily relating to the $2.1 million payment of a one-time special bonus awarded to all non-executive employees during the nine months ended September 30, 2011 and timing of payments relating to third-party construction activities. These decreases from operating activities were partially offset by the timing of interest payments and the timing of accounts receivable receipts relating to third-party construction activities.

Net cash used in investing activities during the nine months ended September 30, 2011 totaled $146.2 million as compared to $50.1 million during the nine months ended September 30, 2010. Cash outflows for property development and capital improvements were approximately $155.1 million during the nine months ended September 30, 2011 as compared to approximately $43.9 million for the same period in 2010 due primarily to an increase in construction and development activity in 2011 as compared to 2010 and the acquisition of 30.1 acres of land for approximately $40.1 million in August 2011. Additionally, cash outflows for investments in joint ventures were approximately $35.3 million during the nine months ended September 30, 2011 primarily relating to thirteen acquisitions completed during the nine months ended September 30, 2011 by our Funds, in which we own a 20% interest. During the nine months ended September 30, 2010, cash outflows for investments in joint ventures were approximately $5.1 million due to two acquisitions completed by one of our Funds. These outflows were partially offset by proceeds of $19.3 million from the sale of our interests in three unconsolidated joint ventures in March 2011 and proceeds of $19.1 million received from the sales of two land development properties to one of our joint ventures during the nine months ended September 30, 2011. These outflows were further offset by proceeds received from the sale of our available-for-sale investment of $4.5 million during February 2011, payments received on notes receivable from affiliates of approximately $3.3 million and distributions of investments from our joint ventures of approximately $2.5 million.

Net cash used in financing activities totaled approximately $169.1 million for the nine months ended September 30, 2011 as compared to $101.5 million during the same period in 2010. During the nine months ended September 30, 2011, a total of approximately $626.4 million was used to repay our outstanding $500 million term loan in June 2011 and approximately $126.4 million of maturing secured and unsecured notes. Also during 2011, $112.9 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During this same period, net proceeds of approximately $495.7 million was provided from the issuance of two series of unsecured notes completed in June 2011, and net proceeds of approximately $69.9 million from the issuance of 1.1 million common shares under our at-the-market (“ATM”) share offering programs which offset these cash outflows. These cash outflows were further offset by proceeds from common share options exercised during the period of approximately $11.3 million. Net cash used in financing activities during the nine months ended September 30, 2010 was related primarily to the repayment of maturing unsecured notes payable of approximately $140.1 million, repayment of approximately $52.1 million for an unsecured note assumed in connection with obtaining a controlling interest in a joint venture, and distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders of approximately $101.1 million. These cash outflows were partially offset by net proceeds of approximately $134.6 million from the sale of approximately 2.9 million common shares under one of our ATM share offering programs entered into in March 2010. Cash outflows for the nine months ended September 30, 2010 were further offset by decreases in accounts receivable from affiliates of approximately $3.8 million due primarily to participant withdrawals from our deferred compensation plans and cash inflows of approximately $57.6 million from proceeds received from secured notes payable relating primarily to a secured credit agreement for a newly consolidated joint venture and advances under a construction loan for a consolidated joint venture.

Financial Flexibility

In September 2011, we amended our $500 million unsecured credit facility to extend the maturity date from August 2012 to September 2015 with an option to extend to September 2016. Additionally, we now have the option to increase this credit facility to $750 million at our election. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2011, we had outstanding letters of credit totaling approximately $11.6 million, leaving approximately $488.4 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of September 30, 2011, we had approximately 71.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

In March 2010, we originated an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program has been terminated and no further common shares are available for sale under the 2010 ATM program.

In May 2011, we originated an ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. As of September 30, 2011, we had common shares having an aggregate offering price of up to $242.9 million remaining available for sale under the 2011 ATM program. No additional shares were sold through the date of this filing.

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

Future Cash Requirements and Contractual Obligations

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. Excluding scheduled principal amortizations, we have no scheduled debt maturities for the remainder of 2011. We also have additional anticipated construction expenditures of approximately $102.1 million on our current development projects and we expect to fund these amounts through available cash balances and draws on our unsecured line of credit. We intend to meet our long-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In September 2011, we announced our Board of Trust Managers had declared a quarterly dividend of $0.49 per share to common shareholders of record as of September 30, 2011. The dividend was subsequently paid on October 17, 2011, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2011, our annualized dividend rate for 2011 would be $1.96 per share or unit.

Off-Balance Sheet Arrangements

The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of September 30, 2011, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

4.1	Second Supplement Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2011 (File No. 1-12110)).

4.2	Form of Camden Property Trust 4.625% Notes due 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 31, 2011 (File No. 1-12110)).

4.3	Form of Camden Property Trust 4.875% Notes due 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 31, 2011 (File No. 1-12110)).

**10.1	Camden Property Trust 2011 Share Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011 (File No. 1-12110)).

10.2	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Merrill Lynch Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.3	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.4	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and UBS Securities LLC (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.5	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Morgan Keegan & Company, Inc. (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.6	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.7	Amended and Restated Credit Agreement dated as of September 22, 2011 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and JP Morgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2011 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 4, 2011.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 4, 2011.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	November 4, 2011
Michael P. Gallagher	Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

4.1	Second Supplement Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2011 (File No. 1-12110)).

4.2	Form of Camden Property Trust 4.625% Notes due 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 31, 2011 (File No. 1-12110)).

4.3	Form of Camden Property Trust 4.875% Notes due 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 31, 2011 (File No. 1-12110)).

**10.1	Camden Property Trust 2011 Share Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011 (File No. 1-12110)).

10.2	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Merrill Lynch Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.3	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.4	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and UBS Securities LLC (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.5	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Morgan Keegan & Company, Inc. (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.6	Form of Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)).

10.7	Amended and Restated Credit Agreement dated as of September 22, 2011 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and JP Morgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 26, 2011 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 4, 2011.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 4, 2011.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.