Form 10-K
period 2011-12-31
CAMDEN PROPERTY TRUST
filed 2012-02-17
CIK 906345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,418,001,069 based on a June 30, 2011 share price of $63.62.

On February 10, 2012, 78,804,181 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 11, 2012 are incorporated by reference in Part III.

ii

PART I

Item 1. Business

General

Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.

Our corporate offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, Nominating, and Corporate Governance Committees.

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

Narrative Description of Business

As of December 31, 2011, we owned interests in, operated, or were developing 206 multifamily properties comprising 69,794 apartment homes across the United States. Of these 206 properties, ten properties were under development and when completed will consist of a total of 2,797 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.

Operating and Business Strategy

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

We continue to operate in our core markets which we believe provides an advantage due to economies of scale. We believe, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine a property cannot meet long-term earnings growth expectations.

We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties leading to low supply;

•	High single family home prices making our apartments a more economical housing choice;

•	An attractive quality of life leading to high demand and retention and allowing us to more readily increase rents.

Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities, expand our development pipeline, and complete selective dispositions. We have two discretionary investment funds (the “Funds”), one of which is closed to future investment and the other of which will close to future investment at the earlier of April 2012 or at such time as 90% of its committed capital is invested, subject to certain exceptions.

We intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of property and secured mortgage notes, equity issued from our 2011 at-the-market share offering program, and the use of debt and equity offerings under our automatic shelf registration statement.

Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby reducing operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to our residents. We strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of lease renewals achieved.

Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from six to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to ensure timely response to residents' changing needs and a high level of satisfaction.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest of less than 100% of the community or land owned directly by the joint venture. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.

Competition

There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as with condominiums and single-family homes which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as at the rents charged.

Employees

At December 31, 2011, we had approximately 1,885 employees, including executive, administrative, and community personnel. Our employee headcount does not vary significantly throughout the year.

Qualification as a Real Estate Investment Trust

As of December 31, 2011, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

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

Risks Associated with Real Estate, Real Estate Capital, and Credit Markets

Volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us.

The capital and credit markets are subject to volatility and disruption, as particularly experienced in the latter half of 2008 through most of 2010, during which spreads on prospective debt financings fluctuated and made it more difficult to borrow money. In the event of renewed market disruption and volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire and dispose of assets and continue our development pipeline. Other weakened economic conditions, including job losses and high unemployment rates, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	low mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive;

•	regional economic downturns which affect one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to residents.

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

We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which precludes our developing a profitable multifamily community. If there are subsequent changes in the fair value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.

Difficulties of selling real estate could limit our flexibility.

We intend to continue to evaluate the potential disposition of assets which may no longer meet our investment objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to shareholders or repay debt. In addition, the provisions of the Code relating to REITs limit our ability to earn a gain on the sale of property (unless we own the property through a subsidiary which will incur a taxable gain upon sale) if we have held the property less than two years, and this limitation may affect our ability to sell properties without adversely affecting returns to shareholders.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. There have been discussions of reducing or eliminating Fannie Mae and Freddie Mac and a final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of apartment loans, may adversely affect interest rates, capital availability, and the development of multifamily communities.

Compliance or failure to comply with laws, including those requiring access to our properties by disabled persons, could result in substantial cost.

The Americans with Disabilities Act (“ADA”), the Fair Housing Amendments Act of 1988 (“FHAA”), and other federal, state, and local laws, rules, and regulations, generally require public accommodations and apartment homes be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further costs and obligations or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses which may be material to our financial condition or results of operations to comply with ADA, FHAA, and other federal, state, and local laws, or in connection with lawsuits brought by the government or private litigants.

Competition could limit our ability to lease apartments or increase or maintain rental income.

There are numerous housing alternatives which compete with our properties in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums and single family homes which are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents realized.

Risks Associated with Our Operations

Development and construction risks could impact our profitability.

We intend to continue to develop and construct multifamily apartment communities for our portfolio, and expect increased levels of development activity in 2012. Our development and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;

•	increased materials and/or labor costs, problems with subcontractors, or other costs due to errors and omissions which occur in the design or construction process;

•	inability to obtain financing with favorable terms for the development of a community;

•	inability to complete construction and lease-up of a community on schedule;

•	the expected occupancy and rental rates may differ from the actual results; and

•	incurring costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.

Our inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.

One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third-parties (including nonconsolidated subsidiaries). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk the time and costs associated with its performance may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statutes of repose in various jurisdictions.

Our acquisition strategy may not produce the cash flows expected.

We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks, including the following:

•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;

•	the expected occupancy and rental rates may differ from the actual results; and

•	we may not be able to obtain adequate financing.

With respect to acquisitions of operating properties, we may not be able to identify suitable candidates on terms acceptable to us and may not achieve expected returns or other benefits as a result of integration challenges, such as personnel and technology.

Competition could adversely affect our ability to acquire properties.

We expect other real estate investors, including insurance companies, pension and investment funds, private investors, and other multifamily REITs, will compete with us to acquire additional operating properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or the profitability of such properties upon acquisition.

Losses from catastrophes may exceed our insurance coverage.

We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets by similar types of owners. We intend to obtain similar coverage for properties we acquire or develop in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a catastrophic loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.

We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

We face risks associated with investments in and management of discretionary funds.

We have formed the Funds which, through wholly-owned subsidiaries, we manage as the general partner and advisor. Each of the Funds has total capital commitments of $187.5 million or $375 million in the aggregate. We have committed to invest 20% of the total equity interest in each of the Funds, up to $75 million in the aggregate. As of December 31, 2011, one of the Funds was closed for future investments. We have contributed approximately $33.0 million to this Fund and it had a combined equity capital investment of $165.0 million at December 31, 2011. As of December 31, 2011, our capital contribution to the remaining open Fund was approximately $23.7 million and it had a combined equity capital investment of approximately $118.4 million. There are risks associated with the investment in and management of the Funds, including:

•	investors in the remaining open Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•	the general partner of the Funds, our wholly-owned subsidiary, has unlimited liability for the third-party debts, obligations, and liabilities of the Funds pursuant to partnership law;

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

•

we are permitted to acquire land and develop communities outside of the remaining open Fund, but are generally prohibited from acquiring fully developed multifamily properties outside of this Fund until the earlier of (i) April 8, 2012, or (ii) such time as 90% of the remaining open Fund’s committed capital is invested, subject to certain exceptions;

•	our ability to dispose of all or a portion of our investments in the Funds is subject to significant restrictions; and

•	we may be liable if the Funds fail to comply with various tax or other regulatory matters.

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

•

we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net income, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and

•	our ability to expand our business and raise capital would be impaired, which may adversely affect the value of our common shares.

We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

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

Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. This requirement limits the cash available to meet required principal payments on our debt.

We have significant debt, which could have important adverse consequences.

As of December 31, 2011, we had outstanding debt of approximately $2.4 billion. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

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

Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Properties

Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have whirlpool spas, weight room facilities, and controlled-access gates. Many of the apartment homes offer additional amenities common to multifamily rental properties.

Operating Properties (including properties held through unconsolidated joint ventures)

The 196 operating properties in which we owned interests and operated at December 31, 2011 averaged 928 square feet of living area per apartment home. For the year ended December 31, 2011, no single operating property accounted for greater than 1.5% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 94.5% and 93.3% for the years ended December 31, 2011 and 2010, respectively, and an average annual rental revenue per apartment home of $970 and $928 for the years ended December 31, 2011 and 2010, respectively. Resident lease terms generally range from six to fifteen months. One hundred and seventy-one of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 12 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

September 30,
Year Placed in Service	Number of Operating Properties
2006-2011	36
2001-2005	32
1996-2000	57
1991-1995	19
1986-1990	34
Prior to 1986	18

Property Table

The following table sets forth information with respect to our 196 operating properties at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2011 Average Occupancy (1)	2011 Average Monthly Rental Rate per Apartment
ARIZONA
Phoenix
Camden Copper Square	2000	786	332	92.8%	$803
Camden Fountain Palms (2)	1986/1996	1,050	192	90.4	672
Camden Legacy	1996	1,067	428	94.3	887
Camden Pecos Ranch (2)	2001	924	272	94.1	796
Camden San Paloma	1993/1994	1,042	324	94.0	927
Camden Sierra (2)	1997	925	288	90.2	663
Camden Towne Center (2)	1998	871	240	91.2	669
Camden Vista Valley (3)	1986	923	357	91.4	626
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	94.5	1,532
Camden Harbor View	2004	975	538	94.7	1,904
Camden Main & Jamboree (4)	2008	1,011	290	95.8	1,756
Camden Martinique	1986	794	714	94.7	1,276
Camden Parkside (2)	1972	836	421	94.1	1,186
Camden Sea Palms	1990	891	138	96.6	1,452
San Diego/Inland Empire
Camden Old Creek	2007	1,037	350	93.2	1,564
Camden Sierra at Otay Ranch	2003	962	422	93.2	1,494
Camden Tuscany	2003	896	160	94.2	1,900
Camden Vineyards	2002	1,053	264	92.3	1,222
COLORADO
Denver
Camden Caley	2000	925	218	95.0	923
Camden Centennial	1985	744	276	93.2	701
Camden Denver West (5)	1997	1,015	320	94.1	1,083
Camden Highlands Ridge	1996	1,149	342	93.7	1,146
Camden Interlocken	1999	1,022	340	94.3	1,145
Camden Lakeway	1997	932	451	93.7	910
Camden Pinnacle	1985	748	224	93.6	725
WASHINGTON DC METRO
Camden Ashburn Farms	2000	1,062	162	97.1	1,412
Camden Clearbrook	2007	1,048	297	96.6	1,296
Camden College Park (4)	2008	942	508	94.3	1,556
Camden Dulles Station	2009	984	366	96.0	1,550
Camden Fair Lakes	1999	1,056	530	96.3	1,571
Camden Fairfax	2006	934	488	95.6	1,603
Camden Fallsgrove	2004	996	268	96.1	1,613
Camden Grand Parc	2002	674	105	95.2	2,430
Camden Lansdowne	2002	1,006	690	96.2	1,349
Camden Largo Town Center	2000/2007	1,027	245	93.8	1,586
Camden Monument Place	2007	856	368	95.7	1,464
Camden Potomac Yard	2008	835	378	94.8	1,912
Camden Roosevelt	2003	856	198	97.7	2,331
Camden Russett	2000	992	426	93.3	1,386
Camden Silo Creek	2004	975	284	96.5	1,362
Camden Summerfield	2008	957	291	93.7	1,546
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	93.5	1,432
Camden Brickell	2003	937	405	96.2	1,500
Camden Doral	1999	1,120	260	94.7	1,501
Camden Doral Villas	2000	1,253	232	94.3	1,615
Camden Las Olas	2004	1,043	420	95.1	1,606
Camden Plantation	1997	1,201	502	94.6	1,277

	September 30,	September 30,	September 30,	September 30,	September 30,
	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2011 Average Occupancy (1)	2011 Average Monthly Rental Rate per Apartment
Camden Portofino	1995	1,112	322	94.4%	$1,310
Orlando
Camden Club	1986	1,077	436	95.1	837
Camden Hunter’s Creek	2000	1,075	270	95.6	952
Camden Lago Vista	2005	955	366	94.8	863
Camden Landings	1983	748	220	95.0	654
Camden Lee Vista	2000	937	492	95.5	831
Camden Orange Court	2008	817	268	94.8	1,056
Camden Renaissance	1996/1998	899	578	93.9	789
Camden Reserve	1990/1991	824	526	94.2	700
Camden World Gateway	2000	979	408	94.9	927
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	94.8	841
Camden Bay Pointe	1984	771	368	94.5	677
Camden Bayside	1987/1989	748	832	95.5	737
Camden Citrus Park	1985	704	247	94.8	654
Camden Lakes	1982/1983	732	688	93.5	663
Camden Lakeside	1986	729	228	93.5	719
Camden Live Oaks	1990	1,093	770	94.0	768
Camden Preserve	1996	942	276	94.6	999
Camden Providence Lakes	1996	1,024	260	93.1	886
Camden Royal Palms	2006	1,017	352	93.2	830
Camden Visconti (6) (7)	2007	1,125	450	96.2	1,080
Camden Westshore	1986	728	278	95.3	807
Camden Woods	1986	1,223	444	95.4	817
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	95.3	950
Camden Deerfield	2000	1,187	292	93.1	917
Camden Dunwoody	1997	1,007	324	96.7	860
Camden Ivy Hall (6) (8)	2010	1,181	110	94.0	1,639
Camden Midtown Atlanta	2001	935	296	93.1	953
Camden Peachtree City	2001	1,027	399	95.0	884
Camden Phipps (6) (7)	1996	1,018	234	94.1	1,123
Camden River	1997	1,103	352	94.9	862
Camden Shiloh	1999/2002	1,143	232	94.7	837
Camden St. Clair	1997	999	336	93.5	876
Camden Stockbridge	2003	1,009	304	93.2	742
Camden Sweetwater	2000	1,151	308	93.0	710
MISSOURI
Kansas City
Camden Passage (9)	1989/1997	834	596	92.2	663
St. Louis
Camden Cedar Lakes (9)	1986	852	420	92.3	641
Camden Cove West (9)	1990	828	276	96.2	835
Camden Cross Creek (9)	1973/1980	947	591	94.9	764
Camden Westchase (9)	1986	945	160	97.3	869
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	91.6	716
Camden Breeze	1989	846	320	93.0	721
Camden Canyon	1995	987	200	94.8	846
Camden Commons	1988	936	376	91.3	741
Camden Cove	1990	898	124	93.1	713
Camden Del Mar	1995	986	560	95.4	890
Camden Fairways	1989	896	320	95.8	868
Camden Hills	1991	439	184	88.7	499
Camden Legends	1994	792	113	93.6	818
Camden Palisades	1991	905	624	91.9	725
Camden Pines (2)	1997	982	315	92.0	795
Camden Pointe	1996	983	252	93.5	732

	September 30,	September 30,	September 30,	September 30,	September 30,
	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2011 Average Occupancy (1)	2011 Average Monthly Rental Rate per Apartment
Camden Summit (2)	1995	1,187	234	94.0%	$1,088
Camden Tiara (2)	1996	1,043	400	93.3	847
Camden Vintage	1994	978	368	91.9	715
Oasis Bay (10)	1990	876	128	96.4	752
Oasis Crossings (10)	1996	983	72	93.5	749
Oasis Emerald (10)	1988	873	132	92.7	627
Oasis Gateway (10)	1997	1,146	360	91.6	782
Oasis Island (10)	1990	901	118	91.3	636
Oasis Landing (10)	1990	938	144	92.5	693
Oasis Meadows (10)	1996	1,031	383	91.1	734
Oasis Palms (10)	1989	880	208	91.7	674
Oasis Pearl (10)	1989	930	90	91.6	711
Oasis Place (10)	1992	440	240	87.6	499
Oasis Ridge (10)	1984	391	477	84.0	421
Oasis Sierra (10)	1998	923	208	93.8	786
Oasis Springs (10)	1988	838	304	90.8	590
Oasis Vinings (10)	1994	1,152	234	90.1	733
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	95.8	866
Camden Cotton Mills	2002	905	180	97.9	1,079
Camden Dilworth	2006	857	145	97.0	1,099
Camden Fairview	1983	1,036	135	96.2	805
Camden Forest	1989	703	208	91.6	571
Camden Foxcroft (13)	1979	940	156	96.0	743
Camden Grandview	2000	1,057	266	97.2	1,205
Camden Habersham	1986	773	240	95.8	630
Camden Park Commons	1997	861	232	92.7	645
Camden Pinehurst	1967	1,147	407	95.5	747
Camden Sedgebrook	1999	972	368	96.0	796
Camden Simsbury	1985	874	100	96.3	745
Camden South End Square	2003	882	299	97.1	1,003
Camden Stonecrest	2001	1,098	306	95.0	906
Camden Touchstone	1986	899	132	96.8	729
Raleigh
Camden Crest	2001	1,013	438	94.5	773
Camden Governor’s Village	1999	1,046	242	93.4	879
Camden Lake Pine	1999	1,066	446	94.9	806
Camden Manor Park	2006	966	484	95.7	835
Camden Overlook	2001	1,060	320	95.2	887
Camden Reunion Park	2000/2004	972	420	93.0	701
Camden Westwood	1999	1,027	354	95.9	800
PENNSYLVANIA
Camden Valleybrook	2002	992	352	94.1	1,323
TEXAS
Austin
Camden Amber Oaks (6)	2009	862	348	94.4	809
Camden Brushy Creek (6) (7)	2008	882	272	96.9	800
Camden Cedar Hills	2008	911	208	94.5	975
Camden Gaines Ranch	1997	955	390	94.3	995
Camden Huntingdon	1995	903	398	95.0	754
Camden Laurel Ridge	1986	702	183	94.0	600
Camden Ridgecrest	1995	855	284	94.8	699
Camden Shadow Brook (6) (7)	2009	909	496	96.3	885
Camden South Congress (6)	2001	975	253	94.8	1,424
Camden Stoneleigh	2001	908	390	95.9	898
Corpus Christi
Camden Breakers	1996	868	288	96.2	930
Camden Copper Ridge	1986	775	344	94.4	694
Camden Miramar (11)	1994-2010	488	855	80.7	948
Camden South Bay (6)	2007	1,055	270	95.1	1,060

	September 30,	September 30,	September 30,	September 30,	September 30,
	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2011 Average Occupancy (1)	2011 Average Monthly Rental Rate per Apartment
Dallas/Fort Worth
Camden Addison (2)	1996	942	456	96.1%	$790
Camden Buckingham	1997	919	464	95.8	804
Camden Centreport	1997	911	268	95.1	794
Camden Cimarron	1992	772	286	95.8	809
Camden Design District (6) (7)	2009	939	355	92.9	1,120
Camden Farmers Market	2001/2005	932	904	94.8	910
Camden Gardens	1983	652	256	96.4	548
Camden Glen Lakes	1979	877	424	95.4	755
Camden Legacy Creek	1995	831	240	96.4	855
Camden Legacy Park	1996	871	276	96.4	869
Camden Panther Creek (6) (7)	2009	946	295	94.9	952
Camden Riverwalk (6) (7)	2008	982	600	95.4	1,096
Camden Springs	1987	713	304	95.4	564
Camden Valley Park	1986	743	516	94.3	748
Camden Westview	1983	697	335	93.2	603
Houston
Camden Baytown	1999	844	272	91.0	786
Camden City Centre	2007	932	379	96.7	1,293
Camden Creek	1984	639	456	92.4	587
Camden Cypress Creek (6) (7)	2009	993	310	96.4	1,039
Camden Downs at Cinco Ranch (6) (7)	2004	1,075	318	96.3	1,006
Camden Grand Harbor (6) (7)	2008	959	300	96.9	984
Camden Greenway	1999	861	756	94.2	1,056
Camden Heights (6) (7)	2004	927	352	96.8	1,154
Camden Holly Springs (2)	1999	934	548	93.9	899
Camden Lakemont (6) (7)	2007	904	312	96.3	862
Camden Midtown	1999	844	337	96.0	1,252
Camden Northpointe (6) (7)	2008	940	384	95.4	922
Camden Oak Crest	2003	870	364	92.4	835
Camden Park (2)	1995	866	288	94.3	792
Camden Piney Point (6) (7)	2004	919	318	96.5	988
Camden Plaza (4)	2007	915	271	94.0	1,281
Camden Royal Oaks	2006	923	236	89.8	1,145
Camden Spring Creek (6) (7)	2004	1,080	304	92.1	981
Camden Steeplechase	1982	748	290	91.6	633
Camden Stonebridge	1993	845	204	94.7	806
Camden Sugar Grove (2)	1997	921	380	93.2	855
Camden Travis Street (12)	2010	819	253	96.1	1,289
Camden Vanderbilt	1996/1997	863	894	95.6	1,139
Camden Whispering Oaks	2008	934	274	95.0	989
Camden Woodson Park (6) (7)	2008	916	248	97.0	944
Camden Yorktown (6)	2008	995	306	94.0	915
San Antonio
Camden Braun Station (6) (7)	2006	827	240	95.2	828
Camden Westover Hills (6) (7)	2010	959	288	96.3	1,029

(1)	Represents average physical occupancy for the year except as noted.
(2)

Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated private investor. In January 2012, we acquired the remaining 80% ownership interest from this unaffiliated private investor.

(3)	Property was included in properties held for sale at December 31, 2011. We sold this property in January 2012.
(4)	Property owned through a fully-consolidated joint venture in which we own a 99.99% interest. The remaining interest is owned by an unaffiliated private investor.
(5)	Property owned through a joint venture in which we own a 50% interest. The remaining interest is owned by an unaffiliated private investor.
(6)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated pension fund.

(7)	Property acquired during 2011—average occupancy calculated from date at which property was acquired, unless otherwise noted.
(8)	Development property stabilized during 2011—average occupancy calculated from date at which occupancy exceeded 90% through year-end.
(9)	Properties owned through a joint venture in which we own a 15% interest. The remaining interest is owned by an unaffiliated private investor.
(10)	Properties owned through a joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated pension fund.
(11)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer which is normally subject to high vacancies.
(12)	Property owned through a fully-consolidated joint venture in which we own a 25% interest. The remaining interest is owned by an unaffiliated private investor.
(13)	Property owned through a fully-consolidated joint venture in which we own a 75% interest. The remaining interest is owned by an unaffiliated private investor.

Item 3. Legal Proceedings

For discussion regarding legal proceedings, see Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	September 30,	September 30,	September 30,
	High	Low	Distributions
2011 Quarters:
First	$59.17	$53.47	$0.49
Second	65.26	56.40	0.49
Third	69.32	55.26	0.49
Fourth	62.35	53.09	0.49

2010 Quarters:
First	$43.94	$36.77	$0.45
Second	51.50	40.85	0.45
Third	49.90	39.15	0.45
Fourth	54.13	48.18	0.45

This graph assumes the investment of $100 on December 31, 2006 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
Index	2006	2007	2008	2009	2010	2011
Camden Property Trust	100.00	68.24	47.71	69.16	91.62	109.26
FTSE NAREIT Equity	100.00	84.31	52.50	67.20	85.98	93.11
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
MSCI US REIT (RMS) Index	100.00	83.18	51.60	66.36	85.26	92.67

As of February 10, 2012, there were 553 shareholders of record and approximately 29,039 beneficial owners of our common shares.

In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2010, we issued approximately 4.9 million common shares at an average price of $48.37 per share for total net consideration of approximately $231.7 million. During the year ended December 31, 2011, we issued approximately 0.3 million common shares at an average price of $55.81 per share for total net consideration of approximately $13.8 million. The 2010 ATM program was terminated and no further common shares are available for sale under the 2010 ATM program.

In May 2011, we created a second ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determination of the appropriate sources of funding for us. During the year ended December 31, 2011, we issued approximately 1.5 million common shares at an average price of $62.98 per share for total net consideration of approximately $92.7 million. In January 2012, we issued approximately 0.1 million common shares at an average price of $62.41 per share for total net consideration of approximately $3.2 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $202.4 million remaining available for sale under the 2011 ATM program.

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the 80% interest not owned by us in twelve related joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt associated with these joint ventures.

See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.

In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2011. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2011. There were no repurchases of our equity securities during the years ended December 31, 2011, 2010 and 2009.

Item 6. Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2007 through 2011. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands, except per share amounts and property data)	2011	2010	2009	2008	2007

Operating Data (a)
Total property revenues	$655,868	$601,450	$602,648	$602,932	$568,060
Total property expenses	256,679	242,912	237,599	230,275	209,042
Total non-property income (loss)	21,395	28,337	25,443	(19,540)	25,002
Total other expenses	367,008	367,523	370,660	325,469	333,838
Income (loss) from continuing operations attributable to common shareholders	22,546	8,242	(75,201)	(20,340)	35,480
Net income (loss) attributable to common shareholders	49,379	23,216	(50,800)	70,973	148,457

Income (loss) from continuing operations attributable to common shareholders per share:
Basic	$0.30	$0.11	$(1.19)	$(0.37)	$0.60
Diluted	0.30	0.11	(1.19)	(0.37)	0.59
Net income (loss) attributable to common shareholders per share:
Basic	$0.67	$0.33	$(0.80)	$1.28	$2.54
Diluted	0.66	0.33	(0.80)	1.28	2.50

Distributions declared per common share	$1.96	$1.80	$2.05	$2.80	$2.76

Balance Sheet Data (at end of year)
Total real estate assets, at cost (e)	$5,875,515	$5,675,309	$5,505,168	$5,491,593	$5,527,403
Total assets	4,622,075	4,699,737	4,607,999	4,730,342	4,890,760
Notes payable	2,432,112	2,563,754	2,625,199	2,832,396	2,828,095
Perpetual preferred units	97,925	97,925	97,925	97,925	97,925
Equity	1,827,768	1,757,373	1,609,013	1,501,356	1,653,340

Other Data
Cash flows provided by (used in):
Operating activities	$244,834	$224,036	$217,688	$216,958	$223,106
Investing activities	(187,364)	35,150	(69,516)	(37,374)	(346,798)
Financing activities	(172,886)	(152,767)	(91,423)	(173,074)	123,555
Funds from operations – diluted (b)	207,535	194,309	109,947	169,585	227,153

Property Data
Number of operating properties (at the end of year)(c)	196	186	183	181	182
Number of operating apartment homes (at end of year) (c)	66,997	63,316	63,286	62,903	63,085
Number of operating apartment homes (weighted average) (c)(d)	50,905	50,794	50,608	51,277	53,132
Weighted average monthly total property revenue per apartment home	$1,098	$1,030	$1,045	$1,067	$1,032
Properties under development (at end of period)	10	2	2	5	11

(a)	Excludes discontinued operations.
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

(c)	Includes discontinued operations.
(d)	Excludes apartment homes owned in joint ventures.
(e)	Includes properties held for sale.

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

Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•	volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us;

•	short-term leases expose us to the effects of declining market rents;

•	we face risks associated with land holdings and related activities;

•	difficulties of selling real estate could limit our flexibility;

•	we could be negatively impacted by the condition of Fannie Mae or Freddie Mac;

•	compliance or failure to comply with laws, including those requiring access to our properties by disabled persons, could result in substantial cost;

•	competition could limit our ability to lease apartments or increase or maintain rental income;

•	development and construction risks could impact our profitability;

•	our acquisition strategy may not produce the cash flows expected;

•	competition could adversely affect our ability to acquire properties;

•	losses from catastrophes may exceed our insurance coverage;

•	investments through joint ventures involve risks not present in investments in which we are the sole investor;

•	we face risks associated with investments in and management of discretionary funds;

•	tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	we depend on our key personnel;

•	changes in litigation risks could affect our business;

•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	we have significant debt, which could have important adverse consequences;

•	we may be unable to renew, repay, or refinance our outstanding debt;

•	variable rate debt is subject to interest rate risk;

•	we may incur losses on interest rate hedging arrangements;

•	issuances of additional debt may adversely impact our financial condition;

•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	our share price will fluctuate; and

•	the form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic or other considerations.

These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary

We are primarily engaged in the ownership, management, development, acquisition and construction of multifamily apartment communities. As of December 31, 2011, we owned interests in, operated, or were developing 206 multifamily properties comprising 69,794 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.

Property Operations

Our results for the year ended December 31, 2011 reflect an increase in rental revenue as compared to 2010, which we believe was primarily due to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decrease in home ownership rates, which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 5.5% as compared to 2010. We believe economic and employment conditions will improve slightly during 2012 and the supply of new multifamily homes will continue to be modest. However, we believe significant risks to the economy remain prevalent, and while there has been a slight increase in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions in the United States were to worsen, our operating results could be adversely affected.

Development Activity

During the year ended December 31, 2011, we began construction on eight development projects including two development projects in our discretionary funds, in which we own a 20% ownership interest (the “Funds”). These eight projects contain 2,190 units, with initial occupancy expected throughout 2012 and 2013. At December 31, 2011, we had a total of ten development projects under construction containing 2,797 units with initial occupancy expected between 2011 and 2013. Excluding the two Fund development projects containing 520 units, we have remaining anticipated construction expenditures of approximately $180.0 million on the eight consolidated projects under construction as of December 31, 2011.

Acquisitions and Dispositions

In August 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million. In December 2011, we acquired 2.2 acres of land in Glendale, California for approximately $21.4 million. We intend to utilize these land holdings for development of multiple multifamily apartment communities, subject to, among other matters, market conditions.

During the fourth quarter of 2011, we sold two properties consisting of 788 units located in Dallas, Texas for approximately $39.7 million and recognized a gain of approximately $24.6 million on the sale. During January 2012, we sold one property consisting of 357 units located in Phoenix, Arizona for approximately $24.5 million.

In April 2011, we sold one of our land parcels to one of the Funds for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. In June 2011, we sold another land parcel to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million. Development of 520 units on these two parcels commenced in 2011.

During the year ended December 31, 2011, the Funds acquired eighteen multifamily properties totaling 6,076 units located in the Houston, Dallas, Austin, San Antonio, Tampa, and Atlanta metropolitan areas. In January 2012, one of the Funds acquired one multifamily property comprised of 350 units located in Raleigh, North Carolina.

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the 80% interest not owned by us in twelve related joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt associated with these joint ventures. In connection with this acquisition of the joint venture interests, we acquired twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California.

During the fourth quarter of 2011, one of our unconsolidated joint ventures sold four operating properties consisting of 1,194 units located in Louisville, Kentucky. Our proportionate share of the gain was approximately $6.4 million.

In March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures owned multifamily properties in Houston comprised of 459 units, and the remaining joint venture owned 6.1 acres of land in Houston.

Future Outlook

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline, acquire existing communities, and complete selective dispositions. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, equity issued from our 2011 at-the-market share offering program, and the use of debt and equity offerings under our automatic shelf registration statement.

As of December 31, 2011, we had approximately $55.2 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit; we recently extended the maturity date of our unsecured line of credit to September 2015, with options to extend the maturity to September 2016. Additionally, we now have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of existing banks to increase their commitments. We believe payments on debt maturing in 2012 are manageable at $294.2 million, which represents approximately 12% of our total outstanding debt. Included in these maturities are four debt instruments of approximately $102.1 million which have automatic one year extensions which we may or may not exercise at our election. We also believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where we believe prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Houston, Texas (1)	9,354	26	6,967	19
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	5,979	15	5,517	14
Tampa, Florida	5,953	13	5,503	12
Washington, D.C. Metro	5,604	16	5,604	16
Charlotte, North Carolina	3,574	15	3,574	15
Orlando, Florida	3,564	9	3,557	9
Atlanta, Georgia	3,546	12	3,312	11
Austin, Texas	3,222	10	2,454	8
Raleigh, North Carolina	2,704	7	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona (2)	2,433	8	2,433	8
Denver, Colorado	2,171	7	2,171	7
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,680	12	5,307	14

Total Operating Properties	66,997	196	63,316	186

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Properties Under Development
Orlando, Florida	858	2	420	1
Washington, D.C. Metro	783	3	187	1
Tampa, Florida	540	2	—	—
Houston, Texas	372	2	—	—
Austin, Texas	244	1	—	—

Total Properties Under Development	2,797	10	607	2

Total Properties	69,794	206	63,923	188

Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	4,368	13	1,981	6
Las Vegas, Nevada	4,047	17	4,047	17
Dallas, Texas	1,706	4	456	1
Austin, Texas	1,613	5	601	2
Phoenix, Arizona	992	4	992	4
Tampa, Florida	450	1	—	—
Los Angeles/Orange County, California	421	1	421	1
Denver, Colorado	320	1	320	1
Atlanta, Georgia	344	2	110	1
Washington, D. C. Metro	276	1	—	—
Other	2,841	8	3,507	10

Total Joint Venture Properties (4)	17,378	57	12,435	43

Total Properties Fully Consolidated	52,416	149	51,488	145

(1)	Includes a fully consolidated joint venture Camden Travis Street, of which we retain a 25%ownership.
(2)	Includes one property consisting of 357 apartment homes located in Phoenix, which was included in properties held for sale at December 31, 2011. This property was sold in January 2012.
(3)	Refer to Note 8, “Investments in Joint Ventures,” in the Notes to Consolidated Financial Statements for further discussion of our unconsolidated joint venture investments.
(4)

In January 2012, we acquired the remaining equity interests of twelve joint venture properties consisting of 4,034 apartments homes located in Dallas, Houston, Las Vegas, Phoenix and Southern California. Refer to Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of this transaction.

Stabilized Communities

We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. During the year ended December 31, 2011, stabilization was achieved at one of our joint venture properties as follows:

	September 30,	September 30,	September 30,
Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization

Camden Ivy Hall – joint venture Atlanta, GA	110	4Q10	3Q11

Acquisitions

In August 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million. In December 2011, we acquired 2.2 acres of land in Glendale, California for approximately $21.4 million. We intend to utilize these land holdings for development of multiple multifamily apartment communities, subject to, among other matters, market conditions.

During the year ended December 31, 2011, the Funds acquired eighteen multifamily properties comprised of 2,846 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 528 units located in San Antonio, Texas, and 234 units located in Atlanta, Georgia. In January 2012, one of the Funds acquired one multifamily property comprised of 350 units located in Raleigh, North Carolina.

In January 2012, we purchased the remaining 80% ownership interest in twelve unconsolidated joint ventures for approximately $99.5 million and repaid approximately $272.6 million in mortgage debt associated with these joint ventures. In connection with this acquisition of the joint venture interests, we acquired twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California. We funded this acquisition and debt repayment with net proceeds raised through a public equity offering completed in January 2012.

Partial Sales, Dispositions to Joint Ventures and Dispositions by Joint Ventures

In April 2011, we sold one of our land parcels in Washington, D.C. to one of the Funds, in which we have a 20% interest, for approximately $9.4 million and we were reimbursed for previously written off third-party development costs, resulting in a gain of approximately $4.7 million. In June 2011, we sold one of our development properties in Austin, Texas, to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million. Two of these joint ventures own multifamily properties in Houston, Texas with 459 units, and one joint venture owns 6.1 acres of land in Houston, Texas.

During the fourth quarter of 2011, one of our unconsolidated joint ventures sold four operating properties consisting of 1,194 units located in Louisville, Kentucky. Our proportionate share of the gain was approximately $6.4 million which is included as a component of equity in income (loss) of joint ventures.

There were no partial sales or dispositions to joint ventures for the years ended December 31, 2010 or 2009.

Discontinued Operations

We intend to maintain a long-term strategy of managing our invested capital through the selective sale of properties and to utilize the proceeds to reduce our outstanding debt and leverage ratios and fund investments with higher anticipated growth prospects in our markets. Income from discontinued operations includes the operations of properties sold during the year ended December 31, 2011. The components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. Any gain or loss on the disposal of the properties held for sale is also classified as discontinued operations.

A summary of our 2011 dispositions is as follows:

	September 30,	September 30,	September 30,
Property and Location	Number of Apartment Homes	Date of Disposition	Year Placed in Service
Camden Valley Creek Dallas, TX	380	4Q11	1984
Camden Valley Ridge Dallas, TX	408	4Q11	1987

During the fourth quarter of 2011, we received net proceeds of approximately $38.2 million and recognized a gain of approximately $24.6 million from the sale of the two wholly owned operating properties above, containing 788 apartment homes, to unaffiliated third parties. During the year ended December 31, 2010, we received net proceeds of approximately $101.9 million and recognized a gain of approximately $9.6 million from the sale of two operating properties containing 1,066 apartment homes to an unaffiliated third party. During the year ended December 31, 2009, we received net proceeds of approximately $28.0 million and recognized a gain of approximately $16.9 million from the sale of one operating property, containing 671 apartment homes, to an unaffiliated third party.

During the year ended December 31, 2010, we recognized a gain of approximately $0.2 million from the sale of land in Houston, Texas. The gain on this sale was not included in discontinued operations as the operations and cash flows of this asset was not clearly distinguished, operationally or for reporting purposes, from the adjacent assets.

Development and Lease-Up Properties

At December 31, 2011, we had eight consolidated properties in various stages of construction as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization

Camden LaVina (1) Orlando, FL	420	$60.0	$54.8	$6.4	2Q12	1Q13
Camden Summerfield II (1) Landover, MD	187	30.0	24.3	10.0	1Q12	4Q12
Camden Royal Oaks II (2) Houston, TX	104	14.0	11.1	11.1	2Q12	3Q13
Camden Montague Tampa, FL	192	23.0	13.4	13.4	3Q12	2Q13
Camden Town Square Orlando, FL	438	66.0	28.7	28.7	3Q13	4Q14
Camden Westchase Park Tampa, FL	348	52.0	29.6	29.6	1Q13	4Q13
Camden City Centre II Houston, TX	268	36.0	10.1	10.1	2Q13	3Q14
Camden NOMA Washington, D. C. Metro	320	110.0	39.0	39.0	2Q14	2Q15

Total	2,277	$391.0	$211.0	$148.3

(1)	Property in lease-up as of December 31, 2011.
(2)	Property in lease-up as of January 2012.

Our consolidated balance sheet at December 31, 2011 included approximately $299.9 million related to properties under development and land. Of this amount, approximately $148.3 million related to our projects currently under development. In addition, we had approximately $151.6 million primarily invested in land held for future development, which included approximately $84.8 million related to projects we expect to begin constructing during the next two years, and approximately $66.8 million invested in land tracts for which we may develop in the future.

At December 31, 2011, we had investments in unconsolidated joint ventures which were developing the following multifamily communities:

	September 30,	September 30,	September 30,
($ in millions) Property and Location	Ownership %	Number of Apartment Homes	Total Cost Incurred
Under Construction:
Camden South Capitol Washington, DC	20%	276	$29.8
Camden Amber Oaks II Austin, TX	20%	244	8.6

Total Under Construction		520	$38.4

Refer to Note 8, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Geographic Diversification

At December 31, 2011 and 2010, our investments in various geographic areas, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	2011		2010

Washington, D.C. Metro	$1,234,401	21.2%	$1,214,165	21.5%
Southeast Florida	462,384	8.0	456,127	8.1
Houston, Texas	452,830	7.8	432,697	7.7
Los Angeles/Orange County, California	452,451	7.8	426,527	7.5
Tampa, Florida	436,922	7.5	404,718	7.2
Orlando, Florida	422,811	7.3	381,642	6.8
Atlanta, Georgia	369,107	6.3	322,741	5.7
Dallas, Texas	302,299	5.2	329,222	5.8
Charlotte, North Carolina	331,518	5.7	321,838	5.7
Las Vegas, Nevada	315,330	5.4	311,186	5.5
Raleigh, North Carolina	243,114	4.2	239,840	4.2
San Diego/Inland Empire, California	228,582	3.9	227,784	4.0
Denver, Colorado	193,285	3.3	189,644	3.4
Austin, Texas	156,833	2.7	155,714	2.8
Phoenix, Arizona	98,698	1.7	119,826	2.1
Other	118,975	2.0	114,006	2.0

Total	$5,819,540	100.0%	$5,647,677	100.0%

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Average monthly property revenue per apartment home	$1,098	$1,030	$1,045
Annualized total property expenses per apartment home	$5,155	$4,992	$4,944
Weighted average number of consolidated operating apartment homes	49,793	48,656	48,061
Weighted average occupancy of consolidated operating apartment homes*	94.6%	93.7%	94.8%

*	The student housing community is excluded from this calculation.

Property-level operating results

The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2011 as compared to 2010 and for the year ended December 31, 2010 as compared to 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/11	2011	2010	$	%
Property revenues:
Same store communities	46,164	$595,217	$564,218	$30,999	5.5%
Non-same store communities	3,618	54,887	32,967	21,920	66.5
Development and lease-up communities	2,277	715	—	715	—
Other	—	5,049	4,265	784	18.4

Total property revenues	52,059	$655,868	$601,450	$54,418	9.0%

Property expenses:
Same store communities	46,164	$231,925	$225,072	$6,853	3.0%
Non-same store communities	3,618	20,571	12,922	7,649	59.2
Development and lease-up communities	2,277	222	—	222	—
Other	—	3,961	4,918	(957)	(19.5)

Total property expenses	52,059	$256,679	$242,912	$13,767	5.7%

Same store communities are communities we owned and which were stabilized as of January 1, 2010. Non-same store communities are stabilized communities we have acquired, developed, or re-developed after January 1, 2010. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2010. Other includes results from non-multifamily rental properties and expenses primarily relating to land holdings not under active development.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/10	2010	2009	$	%
Property revenues:
Same store communities	45,148	$548,588	$559,564	$(10,976)	(2.0)%
Non-same store communities	4,588	48,596	38,265	10,331	27.0
Development and lease-up communities	607	—	—	—	—
Other	—	4,266	4,819	(553)	(11.5)

Total property revenues	50,343	$601,450	$602,648	$(1,198)	(0.2)%

Property expenses:
Same store communities	45,148	$218,940	$218,217	$723	0.3%
Non-same store communities	4,588	18,987	15,954	3,033	19.0
Development and lease-up communities	607	—	—	—	—
Other	—	4,985	3,428	1,557	45.4

Total property expenses	50,343	$242,912	$237,599	$5,313	2.2%

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

Same store analysis:

Same store property revenues for the year ended December 31, 2011 increased approximately $31.0 million, or 5.5%, from 2010. Same store rental revenues increased approximately $25.3 million for the year ended December 31, 2011 as compared to 2010, primarily due to a 4.6% increase in average rental rates and a 0.7% increase in average occupancy for our same store portfolio. During the year ended December 31, 2011, average rental rates on new leases were 3.6% higher than expiring lease rates and average renewal rates were 7.9% higher than expiring lease rates. We believe the increases to rental revenue were due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $5.7 million increase in other property revenue during the year ended December 31, 2011 as compared to 2010 primarily due to increases in revenues from our utility rebilling programs and miscellaneous fees and charges.

Same store property revenues for the year ended December 31, 2010 decreased approximately $11.0 million, or 2.0%, from 2009. Same store rental revenues decreased approximately $11.4 million, or 2.4%, from 2009 primarily due to a 2.3% decline in average rental rates partially offset by a slight increase in average occupancy. The decline in average rental rates was due to the continuation of the recession through the first quarter of 2010, offset by improving rental rates and slight improvements in average occupancy levels for the last three quarters of 2010 which we believe is due in part to the continued decline in home ownership rates and the limited supply of new rental housing. The decrease was also partially offset by a $0.4 million increase in other property revenue primarily due to increases in revenue from our utility rebilling programs.

Property expenses from our same store communities increased approximately $6.9 million, or 3.0%, for the year ended December 31, 2011 as compared to 2010. The increase was primarily due to increases in utility expenses relating to costs associated with our utility rebilling programs mentioned above, and higher water costs, increased salaries and benefits due to increases in annual compensation and higher medical benefit costs, and higher repairs and maintenance expenses. The increase was also due to slightly higher real estate taxes as a result of increasing property valuations and property tax rates at a number of our communities. Excluding the expenses associated with our rebilling programs, same store property expenses for the year ended December 31, 2011 increased approximately $5.6 million, or 2.7%, as compared to 2010.

Property expenses from our same store communities increased approximately $0.7 million, or 0.3%, for the year ended December 31, 2010, as compared to 2009. The increase was primarily due to expenses related to our utility rebilling programs discussed above, higher salaries, and increases in property insurance and repair and maintenance costs. These increases were partially offset by lower real estate taxes as a result of declining rates and valuations at a number of our communities. Excluding the expenses associated with our utility rebilling programs, same store property expenses for 2010 decreased approximately $1.0 million, or 0.5%, from 2009.

Non-same store and development and lease-up analysis:

Property revenues from non-same store and development and lease-up communities increased approximately $22.6 million for the year ended December 31, 2011 as compared to 2010 and increased approximately $10.3 million for the year ended December 31, 2010 as compared to 2009. The increase in 2011 was primarily due to $18.0 million of revenues during 2011 relating to three joint venture communities we consolidated during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increase in revenues was also related to two properties in our development and re-development pipelines reaching stabilization during the second and third quarters of 2010. One of these properties is owned by a fully consolidated joint venture, of which we hold a 25% ownership interest. The increase in 2010 as compared to 2009 was primarily due to seven consolidated properties in our development and re-development pipelines reaching stabilization during 2009 and 2010, in addition to approximately $2.6 million of revenues recognized in the second half of 2010 related to the three joint venture communities we consolidated as discussed above.

Property expenses from non-same store and development and lease-up communities increased approximately $7.9 million for the year ended December 31, 2011 as compared to 2010 and increased approximately $3.0 million for 2010 as compared to 2009. The increase in 2011 was primarily due to $7.1 million of expenses during 2011 relating to three joint venture communities we consolidated during the second half of 2010. The increase in 2010 was due to a number of consolidated properties in our development and re-development pipelines reaching stabilization during 2009 and 2010. The increase in 2010 was also due to approximately $1.1 million of expenses recognized in the second half of 2010 related to the three joint venture communities we consolidated as discussed above.

Other property analysis:

Other property revenues increased approximately $0.8 million for the year ended December 31, 2011 as compared to 2010 and decreased $0.5 million for the year ended December 31, 2010 as compared to 2009. The increase in 2011 was primarily related to increases in rental income from our non-multifamily rental properties as compared to 2010. The decrease in 2010 as compared to 2009 was due to lower rental income from our non-multifamily rental properties.

Other property expenses decreased approximately $1.0 million for the year ended December 31, 2011 as compared to 2010 and increased $1.6 million for the year ended December 31, 2010 as compared to 2009. The decrease in 2011 was primarily related to decreases in property taxes expensed on land holdings for projects which were approved during 2011 and the second half of 2010 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development projects. The increase in 2010 as compared to 2009 primarily related to increases in property taxes expensed on land holdings for eight projects for which we decided in 2009 to postpone development. As a result, we ceased capitalization of expenses, including property taxes.

Non-property income

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2011	2010	$	%	2010	2009	$	%
Fee and asset management	$9,973	$8,172	$1,801	22.0%	$8,172	$8,008	$164	2.0%
Interest and other income	4,649	8,584	(3,935)	(45.8)	8,584	2,826	5,758	203.8
Income on deferred compensation plans	6,773	11,581	(4,808)	(41.5)	11,581	14,609	(3,028)	(20.7)

Total non-property income	$21,395	$28,337	$(6,942)	(24.5)%	$28,337	$25,443	$2,894	11.4%

Fee and asset management income, increased approximately $1.8 million for the year ended December 31, 2011 as compared to 2010 and increased approximately $0.2 million for the year ended December 31, 2010 as compared to 2009. The increase for 2011 was primarily due to an increase in property management, development and construction fees due to acquisitions by our Funds during 2011 and the fourth quarter of 2010. The increase was partially offset by a decrease due to our consolidation of three joint venture communities during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increase was further offset by a decrease in construction fees due to a reduction in third-party construction activities during 2011 as compared to 2010.

The increase in fee and asset management income for 2010 as compared to 2009 was primarily related to an increase in third-party construction activities, offset by decreases in development and construction fees earned on our development joint ventures as compared to 2009 due to the completion of construction activities during 2009 and 2010. The increase was further offset by decreases in fees earned on our stabilized joint ventures due to declines in property revenues.

Interest and other income decreased approximately $3.9 million for 2011 as compared to 2010 and increased approximately $5.8 million for 2010 as compared to 2009. Interest income decreased approximately $1.2 million in 2011 as compared to 2010 and decreased approximately $0.9 million in 2010 as compared to 2009. The decreases were primarily due to a decline in interest income on our mezzanine loan portfolio due to lower balances of outstanding mezzanine loans due in part to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010 and 2009.

Other income decreased approximately $2.8 million in 2011 as compared to 2010 and increased approximately $6.7 million for 2010 as compared to 2009. The changes between periods were due to approximately $2.7 million recognized in 2010 relating to the expiration of an indemnification provision in an operating joint venture agreement which expired in January 2010, and approximately $4.2 million recognized in 2010 as a result of the dissolution of a joint venture and purchase by our joint venture partner of the third-party debt made by this joint venture from the note holder, which relieved us from our guarantee of our proportionate interest of this debt; we had previously recorded a charge for this indemnification. During the first quarter of 2011, we recognized approximately $4.3 million in other income from the sale of an available-for-sale investment.

Our deferred compensation plans earned income of approximately $6.8 million, $11.6 million and $14.6 million in 2011, 2010 and 2009, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the expense related to these plans, as set forth in the table below.

Other expenses

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2011	2010	$	%	2010	2009	$	%
Property management	$20,686	$19,982	$704	3.5%	$19,982	$18,864	$1,118	5.9%
Fee and asset management	5,935	4,841	1,094	22.6	4,841	4,878	(37)	(0.8)
General and administrative	35,456	30,762	4,694	15.3	30,762	31,243	(481)	(1.5)
Interest	112,414	125,893	(13,479)	(10.7)	125,893	128,296	(2,403)	(1.9)
Depreciation and amortization	179,867	170,362	9,505	5.6	170,362	168,845	1,517	0.9
Amortization of deferred financing costs	5,877	4,102	1,775	43.3	4,102	3,925	177	4.5
Expense on deferred compensation plans	6,773	11,581	(4,808)	(41.5)	11,581	14,609	(3,028)	(20.7)

Total other expenses	$367,008	$367,523	$(515)	(0.1%)	$367,523	$370,660	$(3,137)	(0.8%)

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.7 million for the year ended December 31, 2011 as compared to 2010 and increased approximately $1.1 million for 2010 as compared to 2009. The increases as compared to the prior year periods were primarily due to higher salaries, benefits and incentive compensation for our property management personnel. Property management expenses were 3.2%, 3.3%, and 3.1% of total property revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and development projects and property management of our joint venture communities, increased approximately $1.1 million for the year ended December 31, 2011 as compared to 2010. This increase was primarily due to an increase in expenses resulting from the acquisitions completed by our Funds during 2011 and the fourth quarter of 2010. These increases were partially offset by a decrease in expenses resulting from our consolidation of three joint venture communities during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. Fee and asset management expense was relatively flat in 2010 as compared to 2009 due in part to an increase in fees earned on third-party construction activities, offset by decreases in development and construction fees related to our development joint ventures as compared to 2009 due to the completion of construction activities during 2009 and 2010.

General and administrative expenses increased approximately $4.7 million during the year ended December 31, 2011 as compared to 2010 and decreased approximately $0.5 million during the year ended December 31, 2010 as compared to 2009. General and administrative expenses were 5.3%, 5.0% and 5.1% of total revenues, excluding income on deferred compensation plans, for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in 2011 was primarily due to awards of $2.1 million in one-time bonuses to all non-executive employees in the first quarter of 2011 and increases in salaries, benefits and incentive compensation of approximately $3.2 million, offset partially by approximately $0.5 million decrease in other discretionary expenses. The decrease in 2010 as compared to 2009 was primarily due to a decrease in legal costs and other discretionary expenses, $1.6 million in severance payments made in connection with a reduction in force of certain construction and development staff in January 2009, and separation costs relating to the retirement of one executive officer during the fourth quarter of 2009. These decreases were partially offset by an increase in long-term incentive compensation of approximately $1.6 million as compared to 2009.

The decrease in interest expense in 2011 as compared to 2010 was due to the retirement of unsecured notes payable during 2010 and 2011 and the repayment of our $500 million term loan in June 2011. Additionally, the decrease was due to higher capitalized interest of approximately $3.1 million as compared to 2010 primarily due to higher average balances in our development pipeline. These decreases were partially offset by additional interest expense related to the issuance of $500 million in senior unsecured notes in June 2011. These decreases were also partially offset by an increase in secured notes payable relating to debt assumed in connection with the consolidation of two joint venture communities during the second half of 2010, which were previously accounted for using the equity method of accounting.

The decrease in interest expense in 2010 as compared to 2009 was primarily due to using the net proceeds of $272.1 million from the equity offering completed during the second quarter of 2009 and approximately $231.7 million in net proceeds from our ATM program during 2010 to retire outstanding debt, prior to its maturity, of approximately $325.0 million during the first six months of 2009 and repay maturing secured and unsecured notes during 2009 and 2010, as well as reduce the balances outstanding on our unsecured line of credit. The decrease was partially offset by additional interest expense incurred on our $420 million credit facility entered into during the second quarter of 2009 and additional interest expense relating to secured debt assumed in connection with the consolidation of two joint venture communities during the second half of 2010, which were previously accounted for using the equity method of accounting. The decrease was also partially offset by lower capitalized interest of approximately $4.6 million in 2010 as compared to 2009 primarily due to the completion of communities in our development pipeline and our decision in fiscal year 2009 to postpone the development of land holdings for eight future projects.

Depreciation and amortization expense increased approximately $9.5 million during the year ended December 31, 2011 as compared to 2010 and increased approximately $1.5 million during the year ended December 31, 2010 as compared to 2009. The increases were primarily due to depreciation on capital improvements placed in service throughout 2011, 2010 and 2009. The increases were also due to the consolidation of three joint venture communities during the second half of 2010, which were previously accounted for using the equity method of accounting.

Amortization of deferred financing costs increased approximately $1.8 million during the year ended December 31, 2011 as compared to 2010 and increased approximately $0.2 million during the year ended December 31, 2010 as compared to 2009. The increase for 2011 was due to the amortization of additional financing costs incurred on our $500 million unsecured credit facility we entered into in August 2010 and on our offering of $500 million senior unsecured notes completed in June 2011. The increase was also due to the write-off of approximately $0.5 million of unamortized loan costs associated with the $500 million term loan we repaid in June 2011. The increase for 2010 as compared to 2009 was primarily due to additional financing costs incurred on our $500 million unsecured credit facility entered into in August 2010, and on our $420 million credit facility entered into the second quarter of 2009. These increases were partially offset by lower amortization of deferred financing costs related to the repurchase and retirement of certain series of notes during 2010 and 2009.

Our deferred compensation plans incurred expenses of approximately $6.8 million, $11.6 million and $14.6 million in 2011, 2010 and 2009, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the income related to these plans, as discussed above.

Other

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change			Year Ended December 31,		Change
($ in thousands)	2011	2010	$	%		2010	2009	$	%
Loss on discontinuation of hedging relationship	$(29,791)	$—	$(29,791)	*	%	$—	$—	$—	—
Gain on sale of properties, including land	4,748	236	4,512	*		236	—	236	*
Gain on sale of unconsolidated joint venture interests	1,136	—	1,136	*		—	—	—	—
Loss on early retirement of debt	—	—	—	—		—	(2,550)	2,550	100.0
Impairment associated with land development activities	—	—	—	—		—	(85,614)	85,614	100.0
Impairment provision on technology investment	—	(1,000)	1,000	100.0		(1,000)	—	(1,000)	*
Equity in income (loss) of joint ventures	5,679	(839)	6,518	*		(839)	695	(1,534)	(220.7)
Income tax expense – current	(2,220)	(1,581)	(639)	(40.4)		(1,581)	(967)	(614)	(63.5)

*	Not a meaningful percentage.

The loss on discontinuation of hedging relationship was due to the discontinuation of a cash flow hedge associated with the repayment of our $500 million term loan in June 2011. Refer to Note 10, “Derivative Instruments and Hedging Activities” in the notes to condensed consolidated financial statements for further discussion.

The $4.7 million gain on sale of properties, including land, in 2011 was due to a sale of one of our land development properties located in Washington, DC in April 2011 to one of the Funds and the sale of one of our development properties located in Austin, Texas to this Fund in June 2011. The $0.2 million gain in 2010 was due to a gain on the sale of a land parcel in Houston, Texas to an unaffiliated third-party.

Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the year ended December 31, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.

Loss on early retirement of debt was approximately $2.6 million for the year ended December 31, 2009 due to the repurchase and retirement of approximately $325.0 million of various unsecured and secured notes from unrelated third parties for approximately $327.5 million during the first two quarters of 2009. The loss on early retirement of debt for these transactions also includes reductions for the write-off of applicable loan costs.

The impairment associated with land development activities for the year ended December 31, 2009 of approximately $85.6 million includes approximately $72.2 million related to land holdings for eight projects, and approximately $13.4 million related to a land development joint venture we put on hold. These impairment charges for land are the difference between each parcel’s estimated fair value and the carrying value. There were no impairments associated with land development activities for the years ended December 31, 2011 and 2010.

During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable.

Equity in income (loss) of joint ventures increased approximately $6.5 million for the year ended December 31, 2011 as compared to 2010, and decreased approximately $1.5 million for the year ended December 31, 2010 as compared to 2009. The increase in 2011 was primarily due to a $6.4 million gain recognized in equity in income (loss) of joint ventures relating to the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011. The increase was also due to two development properties held by our joint ventures which were sold in March 2011. These two development properties reached stabilization in late 2010 and early 2011 and we recognized our proportionate interest in losses in 2010 during the lease-up phase of operations. These increases were partially offset by our proportionate interest in overall losses recognized by the Funds relating to acquisitions of operating properties during 2010 and 2011, which resulted in additional amortization expense for in-place leases over the underlying lease term. The decrease for 2010 as compared to 2009 was primarily the result of decreases in earnings by our stabilized operating joint ventures due to declines in rental income, and the recognition of net operating losses by certain development joint ventures during the lease-up phase of operations. The decreases were further impacted by the consolidation of three operating joint ventures during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. These decreases were partially offset by increases in earnings in development joint ventures reaching or nearing stabilization during 2009 and 2010.

We had current income tax expense of approximately $2.2 million, $1.6 million, and $1.0 million for the tax years ended December 31, 2011, 2010, and 2009, respectively. The increase in income tax during 2011 was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011 by a taxable REIT subsidiary. This increase was partially offset by a decrease in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary. The increase in taxes in 2010 as compared to 2009 primarily related to an increase in federal income taxes resulting from increased profitability in our third-party construction activities conducted in a taxable REIT subsidiary.

Noncontrolling interests

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2011	2010	$	%	2010	2009	$	%
(Income) loss allocated to noncontrolling interests from continuing operations	$(3,582)	$(926)	$2,656	286.8%	$(926)	$403	$1,329	329.8%
(Income) allocated to perpetual preferred units	(7,000)	(7,000)	—	—	(7,000)	(7,000)	—	—

Income allocated to noncontrolling interests from continuing operations increased approximately $2.7 million in 2011 as compared to 2010, and increased approximately $1.3 million in 2010 as compared to 2009. The increase for 2011 was primarily due to an increase in earnings from a fully-consolidated joint venture which reached stabilization during the third quarter of 2010, of which we hold a 25% ownership. The increase was also due to increased earnings associated with properties held by our operating partnerships during 2011 as compared to 2010. During 2009, we recognized an approximately $72.2 million impairment associated with land holdings for eight projects we had put on hold, of which $3.6 million represented certain operating partnerships’ interests in the impairment. Excluding this impairment charge, income allocated to noncontrolling interests from continuing operations decreased approximately $2.3 million in 2010 as compared to 2009. The $2.3 million decrease in 2010 as compared to 2009 was primarily due to the completion during the three months ended March 31, 2010 and subsequent lease-up of a property by a fully consolidated joint venture of which we retain a 25% ownership, which resulted in our recording depreciation and interest expense on the property, upon completion of construction, in excess of income recognized during the lease-up period. The decrease was also due to lower earnings associated with properties held by operating partnerships during 2010 as compared to 2009.

Funds from Operations (“FFO”)

Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, depreciation, and impairments of depreciable assets, FFO can help one compare the operating performance of a company’s real estate investments between periods or as compared to different companies.

To facilitate a clear understanding of our consolidated historical operating results, we believe FFO should be examined in conjunction with net income attributable to common shareholders as presented in the consolidated statements of income (loss) and comprehensive income and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered as an alternative to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income attributable to common shareholders to diluted FFO for the years ended December 31 are as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Funds from operations
Net income (loss) attributable to common shareholders (1)	$49,379	$23,216	$(50,800)
Real estate depreciation and amortization, including discontinued operations	177,187	170,660	170,480
Adjustments for unconsolidated joint ventures	10,534	8,943	7,800
Gain on sale of properties and discontinued operations, net of tax	(24,621)	(9,614)	(16,887)
Gain on sale of unconsolidated joint venture properties (2)	(6,394)	—	—
Gain on sale of unconsolidated joint venture interests	(1,136)	—	—
Income (loss) allocated to noncontrolling interests	2,586	1,104	(646)

Funds from operations – diluted	$207,535	$194,309	$109,947

Weighted average shares – basic	72,756	68,608	62,359
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	706	348	55
Common units	2,466	2,596	2,852

Weighted average shares – diluted	75,928	71,552	65,266

(1)

Includes a $29.8 million charge related to a loss on discontinuation of a hedging relationship for the year ended December 31, 2011 and an $85.6 million impairment associated with land development activities for the year ended December 31, 2009.

(2)	Represents our proportionate share of the gain on sale relating to one of our unconsolidated joint venture’s sale of four operating properties during the fourth quarter 2011.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:

•	extending and sequencing the maturity dates of our debt where practicable;

•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;

•	maintaining what management believes to be conservative coverage ratios; and

•	using what management believes to be a prudent combination of debt and equity.

Our interest expense coverage ratio, net of capitalized interest, was approximately 3.2 times for the year ended December 31, 2011 and approximately 2.6 times for each of the years ended December 31, 2010 and 2009. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. At December 31, 2011, 2010, and 2009, approximately 71.7%, 71.1%, and 72.8%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt, including our line of credit, was 6.8 years at December 31, 2011.

For the longer term, we intend to continue to focus on strengthening our capital and liquidity position by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions of properties and other investments, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2012 including:

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

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the years ended December 31, 2011 and 2010.

Net cash provided by operating activities was approximately $244.8 million during the year ended December 31, 2011 as compared to approximately $224.0 million during the year ended December 31, 2010. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our stabilized communities and the growth in non-stabilized communities as we consolidated three joint ventures during the second half of 2010. This increase in revenues was partially offset by the increase in property expenses from our stabilized and non-stabilized communities which include the property expenses of these three joint ventures. See further discussions of our 2011 operations as compared to 2010 in our “Results of Operations.” The increase was further offset by a decrease in net cash from operating activities due to the timing of payments in operating accounts, primarily relating to the timing of payments relating to third-party construction activities and the timing of interest payments. These decreases from operating activities were partially offset by the timing of accounts receivable receipts relating to third-party construction activities.

Net cash used by investing activities during the year ended December 31, 2011 totaled approximately $187.4 million as compared to net cash provided by investing activities of approximately $35.2 million during the year ended December 31, 2010. Cash outflows for property development, acquisition, and capital improvements were approximately $227.8 million during 2011 as compared to approximately $63.7 million during 2010 due primarily to an increase in construction and development activity in 2011 as compared to 2010 and the acquisitions of 30.1 acres of land for approximately $40.1 million in August 2011 and 2.2 acres of land for approximately $21.4 million in December 2011. Additionally, cash outflows for investments in joint ventures were approximately $46.0 million during the year ended December 31, 2011 primarily relating to eighteen acquisitions completed by our Funds, in which we own a 20% interest, compared to approximately $6.5 million for the year ended December 31, 2010. These outflows were partially offset by proceeds of approximately $19.3 million from the sale of our interests in three unconsolidated joint ventures in March 2011. These outflows were further offset by proceeds received from the sale of our available-for-sale investment of $4.5 million during February 2011, payments received on notes receivable from affiliates of approximately $3.3 million and approximately $6.0 million in distributions of investments from our joint ventures which included cash distributions of approximately $2.0 million received from an unconsolidated joint venture’s sale of operating properties in the fourth quarter of 2011. Cash inflows from sales of properties including land and discontinued operations were approximately $57.3 million for the year ended December 31, 2011 as compared to approximately $102.8 million for the year ended December 31, 2010. During 2011, we received proceeds of approximately $19.1 million from the sale of two land development properties to one of our joint ventures, and approximately $38.2 million from the sale of two operating properties to unaffiliated third parties. During 2010, we received proceeds of approximately $102.8 million from the sale of two operating properties and one land holding to unaffiliated third parties.

Net cash used in financing activities totaled approximately $172.9 million during the year ended December 31, 2011 as compared to $152.8 million during the year ended December 31, 2010. During 2011, we used approximately $627.6 million to repay our outstanding $500 million term loan in June 2011 and approximately $127.6 million to retire maturing secured and unsecured notes. Also during 2011, approximately $152.2 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During this same period, net proceeds of approximately $495.7 million was provided from the issuance of two series of unsecured notes completed in June 2011, and net proceeds of approximately $106.6 million from the issuance of 1.7 million common shares under our at-the-market (“ATM”) share offering programs which offset these cash outflows. These cash outflows were further offset by proceeds from common share options exercised during the period of approximately $11.4 million.

Financial Flexibility

In September 2011, we amended our $500 million unsecured credit facility to extend the maturity date from August 2012 to September 2015 with an option to extend to September 2016. Additionally, we now have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of existing banks to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, with which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2011, we had outstanding letters of credit totaling approximately $10.4 million, leaving approximately $489.6 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement on file with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of December 31, 2011, we had approximately 72.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds.

In March 2010, we announced the creation of an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program was terminated and no further common shares are available for sale under the 2010 ATM program.

In May 2011, we created a second ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations of the appropriate sources of funding for us. As of the day of this filing, we had common shares having an aggregate offering price of up to $202.4 million remaining available for sale under the 2011 ATM program.

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

Future Cash Requirements and Contractual Obligations

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During 2012, approximately $294.2 million of unsecured debt, including scheduled principal amortizations of approximately $3.5 million, are scheduled to mature. Included in these maturities are four debt instruments of approximately $102.1 million which have automatic one year extensions which we may or may not exercise at our election. See Note 9, “Notes Payable,” in the Notes to Consolidated Financial Statements for further discussion of scheduled maturities. Additionally, we intend to incur approximately $180.0 million of additional capital expenditures on our current development projects. We intend to meet our near-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgage notes, equity issued from our 2011 ATM program, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2011, we announced our Board of Trust Managers had declared a dividend distribution of $0.49 per share to our common shareholders of record as of December 19, 2011. The dividend was subsequently paid on January 17, 2012. We paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2011 dividends, this distribution to common shareholders and holders of common operating partnership units equates to an annual dividend rate of $1.96 per share or unit for the year ended December 31, 2011.

The following table summarizes our known contractual cash obligations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(in millions)	Total	2012	2013	2014	2015	2016	Thereafter
Debt maturities (1)	$2,432.1	$294.2	$228.0	$11.0	$252.4	$2.6	$1,643.9
Interest payments (2)	725.2	115.6	101.5	90.4	83.2	75.6	258.9
Non-cancelable lease payments	9.3	2.4	2.4	2.2	1.4	0.2	0.7
Postretirement benefit obligations	3.7	0.2	0.2	0.2	0.2	0.2	2.7

	$3,170.3	$412.4	$332.1	$103.8	$337.2	$78.6	$1,906.2

(1)	Includes scheduled principal amortizations and does not include all available extension options.

(2)

Includes contractual interest payments for our senior unsecured notes, medium-term notes, and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2011 or the most recent practicable date.

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the 80% interest not owned by us in twelve related joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt associated with these joint ventures.

In February 2012, we redeemed the 4.0 million outstanding 7.0% Series B Cumulative Redeemable Perpetual Preferred Units at their redemption price of $25.00 per unit, or an aggregate of $100.0 million, plus accrued and unpaid distributions. In connection with this redemption, we expensed the unamortized issuance costs relating to these Series B units, which will result in a charge to earnings of approximately $2.1 million in the first quarter of 2012.

Off-Balance Sheet Arrangements

The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of December 31, 2011, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

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

Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, and estimates related to the valuation of our investments in joint ventures. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on our weighted average interest rate of our unsecured debt. Transaction costs associated with the acquisition of operating real estate assets are expensed, and expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements; indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively. Included in capitalized costs are indirect costs associated with our development and redevelopment activities. The estimates used by management require judgment, and accordingly we believe cost capitalization to be a critical accounting estimate.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities will be required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities will also be required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. We do not anticipate changes to our existing classification and measurement of fair value when the amended standard becomes effective on January 1, 2012; however, we do expect our disclosures will be expanded as a result.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for us beginning January 1, 2012. We do not expect ASU 2011-05 to have a material effect on our financial statements as we currently present other comprehensive income components in a separate but consecutive statement.

In December 2011, the FASB issued Accounting Standards Update 2011-10 (“ASU 2011-10”), “Property Plant & Equipment (Topic 360): Derecognition of In-Substance Real Estate - a Scope Clarification,” ASU 2011-10 resolves the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales,” applies to the derecognition of in substance real estate when a parent ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” that is in substance real estate as a result of default by the subsidiary on its nonrecourse debt. The new guidance is intended to emphasize the accounting for such transactions which is based upon substance over form. ASU 2011-10 is effective for us beginning July 1, 2012 and is not expected to have a material effect on our financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 indefinitely defers the requirements for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Entities will still be required to comply with the other aspects of ASU 2011-05 as noted above. ASU 2011-12 is effective for us beginning January 1, 2012 and is not expected to have a material effect on our financial statements.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011				December 31, 2010
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt (1)	$2,186.6	6.7	5.3%	89.9%	$2,333.5	5.2	5.4%	91.0%
Variable rate debt	245.5	7.6	1.1	10.1	230.3	9.0	1.3	9.0

(1)

December 31, 2010 included a $500 million term loan entered into in 2007 and $16.6 million of a construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps. The $500 million term loan was repaid in June. The $16.6 million construction loan interest rate swap matured and was not extended in conjunction with the one-year extension of the loan in July 2011.

We have historically used variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $119.6 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.5 million, holding all other variables constant.

We have entered into, and may enter into in the future, interest rate swaps and caps to protect ourselves against fluctuations in the rates of our floating rate debt. In connection with the repayment of the $500 million loan in June 2011, we discontinued the hedging relationship on the $500 million interest rate swap on May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. Due to the relatively short remaining life of the swap (which matures in October 2012) and the low expectation of the swap becoming a significantly larger liability, management elected to leave this interest rate swap in place through its original maturity rather than cash settle the swap. As a result, the changes in fair value of this swap have been marked to market through earnings in other income and other expense. The fair value of our interest rate swap totaled approximately $16.6 million as of December 31, 2011. During 2011, we recorded a loss of approximately $0.2 million related to this derivative instrument subsequent to the discontinuation of the hedging relationship.

Non-designated derivative financial instruments could expose us to credit risk and market risk. Our credit risk in this context is the failure of a counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty would owe us, which could create credit risk for us. If the fair value of a derivative is negative we would owe the counterparty and, therefore, we would not be exposed to credit risk. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote. Our market risk related to derivative financial instruments is the adverse effect on the value of a financial instrument which results from changes in interest rates. We believe we minimize our market risk by monitoring the fair value of each financial instrument position.

Item 8. Financial Statements and Supplementary Data

Our response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act ("Exchange Act") Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’ s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as follows:

A process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of trust managers of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of

Camden Property Trust

Houston, Texas

We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of trust managers of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 17, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 17, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2012 in connection with the Annual Meeting of Shareholders to be held May 11, 2012.

Item 11. Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2012 in connection with the Annual Meeting of Shareholders to be held May 11, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2012 in connection with the Annual Meeting of Shareholders to be held May 11, 2012 to the extent not set forth below.

The following table gives information about the equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,339,536	$42.27	2,628,092
Equity compensation plans not approved by security holders	—	—	—

Total	1,339,536	$42.27	2,628,092

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

As of December 31, 2011, approximately 9.1 million fungible units were available under the 2011 Share Plan, which results in approximately 2.6 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2012 in connection with the Annual Meeting of Shareholders to be held May  11, 2012.

Item 14. Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2012 in connection with the Annual Meeting of Shareholders to be held May 11, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:

The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.4	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture dated as of February 15, 1996 between Camden Property Trust and The Bank of New York Trust Company of Florida, N.A. (formerly known as U.S. Trust Company of Texas, N.A.), as Trustee	Exhibit 4.1 to Form 8-K filed on February 15, 1996

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.3	First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and The Bank of New York Trust Company of Florida, N.A. (formerly known as U.S. Trust Company of Texas, N.A.), as Trustee	Exhibit 4.2 to Form 8-K filed on February 15, 1996

4.4	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.5	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.6	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee.	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.7	Registration Rights Agreement, dated as of February 23, 1999, between Camden Property Trust and the unitholders named therein	Exhibit 99.3 to Form 8-K filed on March 10, 1999

4.8	Amendment to Registration Rights Agreement, dated as of December 1, 2003, between Camden Property Trust and the unitholders named therein	Exhibit 4.8 to Form 10-K for the year ended December 31, 2003

4.9	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.10	Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	Exhibit 4.1 to Form 8-K filed on March 10, 1999

4.11	Amendment to Statement of Designation of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, effective as of December 31, 2003	Exhibit 4.10 to Form 10-K for the year ended December 31, 2003

4.12	Form of Camden Property Trust 5.875% Note due 2012	Exhibit 4.3 to Form 8-K filed on November 25, 2002

4.13	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.14	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.15	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.16	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.17	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and Dennis M. Steen.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.8	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOPTM), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.14	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.17	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.18	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.19	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.22	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.23	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.24	Amended and Restated Limited Liability Company Agreement of Oasis Martinique, LLC, adopted as of October 23, 1998 among Oasis Residential, Inc. and the persons named therein	Exhibit 10.59 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.25	Exchange Agreement, dated as of October 23, 1998, by and among Oasis Residential, Inc., Oasis Martinique, LLC and the holders listed therein	Exhibit 10.60 to Oasis Residential, Inc.’s Form 10-K for the year ended December 31, 1997 (File No. 001-12428)

10.26	Contribution Agreement, dated as of February 23, 1999, among Belcrest Realty Corporation, Belair Real Estate Corporation, Camden Operating, L.P. and Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 10, 1999

10.27	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.28	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.29	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.30	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.31	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.32	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

10.35	Amendment No. 1 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on July 29, 2008

10.36	Amendment No. 2 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on December 8, 2008

10.37	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.38	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.39	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.42	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.43	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.44	Distribution Agreement, dated as of April 20, 2000, by and among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents listed therein	Camden Summit Partnership, L.P.’s Form 8-K filed on April 28, 2000 (File No. 000-22411)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.45	First Amendment to Distribution Agreement, dated as of May 8, 2001, among Camden Summit Partnership, L.P. (f/k/a Summit Properties Partnership, L.P.), Summit Properties Inc. and the Agents named therein	Exhibit 10.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended March 31, 2001 (File No. 000-22411)

10.46	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.47	Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (2)	Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.48	Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Merrill Lynch Pierce Fenner & Smith Incorporated	Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)

10.49	Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)

10.50	Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and UBS Securities LLC	Exhibit 1.3 to the Company's Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)

10.51	Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Morgan Keegan & Company, Inc.	Exhibit 1.4 to the Company's Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)

10.52	Distribution Agency Agreement, dated May 26, 2011, between Camden Property Trust and Piper Jaffray & Co.	Exhibit 1.5 to the Company's Current Report on Form 8-K filed on May 27, 2011 (File No. 1-12110)

10.53	Amended and Restated Credit Agreement dated as of September 22, 2011 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and JP Morgan Chase Bank, N.A., as Syndication Agent	Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 26, 2011 (File No. 1-12110)

12.1	Statement Regarding Computation of Ratios	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Richard J. Campo, D. Keith Oden, Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Frances Aldrich Sevilla-Secasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 17, 2012	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo Richard J. Campo	Chairman of the Board of Trust Managers and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/s/ D. Keith Oden D. Keith Oden	President and Trust Manager	February 17, 2012

/s/ Dennis M. Steen Dennis M. Steen	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ Michael P. Gallagher Michael P. Gallagher	Vice President - Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012

* Scott S. Ingraham	Trust Manager	February 17, 2012

* Lewis A. Levey	Trust Manager	February 17, 2012

* William B. McGuire, Jr.	Trust Manager	February 17, 2012

* F. Gardner Parker	Trust Manager	February 17, 2012

* William F. Paulsen	Trust Manager	February 17, 2012

* Frances Aldrich Sevilla-Sacasa	Trust Manager	February 17, 2012

* Steven A. Webster	Trust Manager	February 17, 2012

* Kelvin R. Westbrook	Trust Manager	February 17, 2012

*By: /s/ Dennis M. Steen Dennis M. Steen Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of

Camden Property Trust

Houston, Texas

We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss) and comprehensive income, equity and perpetual preferred units, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2012

CAMDEN PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
(in thousands, except per share amounts)	2011	2010
Assets
Real estate assets, at cost
Land	$768,016	$760,397
Buildings and improvements	4,751,654	4,680,361

	5,519,670	5,440,758
Accumulated depreciation	(1,432,799)	(1,292,924)

Net operating real estate assets	4,086,871	4,147,834
Properties under development, including land	299,870	206,919
Investments in joint ventures	44,844	27,632
Properties held for sale	11,131	—

Total real estate assets	4,442,716	4,382,385

Accounts receivable – affiliates	31,035	31,895
Notes receivable – affiliates	—	3,194
Other assets, net	88,089	106,175
Cash and cash equivalents	55,159	170,575
Restricted cash	5,076	5,513

Total assets	$4,622,075	$4,699,737

Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,380,755	$1,507,757
Secured	1,051,357	1,055,997
Accounts payable and accrued expenses	93,747	81,556
Accrued real estate taxes	21,883	22,338
Distributions payable	39,364	35,295
Other liabilities	109,276	141,496

Total liabilities	2,696,382	2,844,439

Commitments and contingencies

Perpetual preferred units	97,925	97,925

Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 87,377 and 85,130 issued; 84,517 and 82,386 outstanding at December 31, 2011 and 2010, respectively	845	824
Additional paid-in capital	2,901,024	2,775,625
Distributions in excess of net income attributable to common shareholders	(690,466)	(595,317)
Treasury shares, at cost (12,509 and 12,766 common shares, at December 31, 2011 and 2010, respectively)	(452,003)	(461,255)
Accumulated other comprehensive loss	(683)	(33,458)

Total common equity	1,758,717	1,686,419
Noncontrolling interests	69,051	70,954

Total equity	1,827,768	1,757,373

Total liabilities and equity	$4,622,075	$4,699,737

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009

Property revenues
Rental revenues	$563,010	$516,908	$519,637
Other property revenues	92,858	84,542	83,011

Total property revenues	655,868	601,450	602,648
Property expenses
Property operating and maintenance	187,587	175,926	168,773
Real estate taxes	69,092	66,986	68,826

Total property expenses	256,679	242,912	237,599
Non-property income
Fee and asset management	9,973	8,172	8,008
Interest and other income	4,649	8,584	2,826
Income on deferred compensation plans	6,773	11,581	14,609

Total non-property income	21,395	28,337	25,443
Other expenses
Property management	20,686	19,982	18,864
Fee and asset management	5,935	4,841	4,878
General and administrative	35,456	30,762	31,243
Interest	112,414	125,893	128,296
Depreciation and amortization	179,867	170,362	168,845
Amortization of deferred financing costs	5,877	4,102	3,925
Expense on deferred compensation plans	6,773	11,581	14,609

Total other expenses	367,008	367,523	370,660
Loss on discontinuation of hedging relationship	(29,791)	—	—
Gain on sale of properties, including land	4,748	236	—
Gain on sale of unconsolidated joint venture interests	1,136	—	—
Loss on early retirement of debt	—	—	(2,550)
Impairment associated with land development activities	—	—	(85,614)
Impairment provision on technology investment	—	(1,000)	—
Equity in income (loss) of joint ventures	5,679	(839)	695

Income (loss) from continuing operations before income taxes	35,348	17,749	(67,637)
Income tax expense – current	(2,220)	(1,581)	(967)

Income (loss) from continuing operations	33,128	16,168	(68,604)
Income from discontinued operations	2,212	5,360	7,514
Gain on sale of discontinued operations, net of tax	24,621	9,614	16,887

Net income (loss)	59,961	31,142	(44,203)
Less (income) loss allocated to noncontrolling interests from continuing operations	(3,582)	(926)	403
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	$49,379	$23,216	$(50,800)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (Continued)

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Earnings per share – basic
Income (loss) from continuing operations attributable to common shareholders	$0.30	$0.11	$(1.19)
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.37	0.22	0.39

Net income (loss) attributable to common shareholders	$0.67	$0.33	$(0.80)

Earnings per share – diluted
Income (loss) from continuing operations attributable to common shareholders	$0.30	$0.11	$(1.19)
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.36	0.22	0.39

Net income (loss) attributable to common shareholders	$0.66	$0.33	$(0.80)

Weighted average number of common shares outstanding – basic	72,756	68,608	62,359
Weighted average number of common shares outstanding – diluted	73,701	68,957	62,359

Net income (loss) attributable to common shareholders
Income (loss) from continuing operations	$33,128	$16,168	$(68,604)
Less (income) loss allocated to noncontrolling interests from continuing operations	(3,582)	(926)	403
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Income (loss) from continuing operations attributable to common shareholders	22,546	8,242	(75,201)
Income from discontinued operations, including gain on sale, attributable to common shareholders	26,833	14,974	24,401

Net income (loss) attributable to common shareholders	$49,379	$23,216	$(50,800)

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$59,961	$31,142	$(44,203)
Other comprehensive income (loss)
Unrealized loss on cash flow hedging activities	(2,692)	(19,059)	(12,291)
Reclassification of net losses on cash flow hedging activities	39,657	23,385	22,192
Unrealized gain on available-for-sale securities, net of tax	—	3,306	—
Reclassification of gain on available-for-sale investment to earnings, net of tax	(3,306)	—	—
Unrealized gain (loss) and unamortized prior service cost on postretirement obligations	(884)	65	—

Comprehensive income (loss)	92,736	38,839	(34,302)
Less (income) loss allocated to noncontrolling interests from continuing operations	(3,582)	(926)	403
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Comprehensive income (loss) attributable to common shareholders	$82,154	$30,913	$(40,899)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS

	000000	000000	000000	000000	000000	000000	000000	000000	000000
	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Notes receivable secured by common shares	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
Equity, December 31, 2008	$660	$2,237,703	$(312,309)	$(295)	$(463,209)	$(51,056)	$89,862	$1,501,356	$97,925

Net income (loss)			(50,800)				(403)	(51,203)	7,000
Other comprehensive income						9,901		9,901
Common shares issued (10,350 shares)	104	272,008						272,112
Net share awards	2	10,157						10,159
Employee share purchase plan		105			1,027			1,132
Repayment of employee notes receivable, net				194				194
Common share options exercised (19 shares)		1,275						1,275
Conversions and redemptions of operating partnership units (139 shares)	2	3,759					(3,777)	(16)
Common shares repurchased					(6)			(6)
Purchase of noncontrolling interests		647					(748)	(101)
Cash distributions declared to perpetual preferred units									(7,000)
Cash distributions declared to equity holders ($2.05 per share)			(129,462)				(6,332)	(135,794)
Other	2	2						4

Equity, December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925

Net income			23,216				926	24,142	7,000
Other comprehensive income						7,697		7,697
Common shares issued (4,868 shares)	49	231,602						231,651
Net share awards	4	11,609						11,613
Employee share purchase plan		232			933			1,165
Repayment of employee notes receivable, net				101				101
Common share options exercised (41 shares)		2,997						2,997
Conversions and redemptions of operating partnership units (279 shares)	3	3,525					(3,553)	(25)
Cash distributions declared to perpetual preferred units									(7,000)
Cash distributions declared to equity holders ($1.80 per share)			(125,962)				(5,046)	(131,008)
Other	(2)	4					25	27

Equity, December 31, 2010	$824	$2,775,625	$(595,317)	$—	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (Continued)

	000000	000000	000000	000000	000000	000000	000000	000000
	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
Equity, December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925

Net income			49,379			3,582	52,961	7,000
Other comprehensive income					32,775		32,775
Common shares issued (1,751 shares)	18	106,553					106,571
Net share awards	3	12,592		812			13,407
Employee share purchase plan		446		1,334			1,780
Common share options exercised (68 shares)		5,216		7,106			12,322
Conversions and redemptions of operating partnership units (66 shares)	1	591				(592)	—
Cash distributions declared to perpetual preferred units								(7,000)
Cash distributions declared to equity holders ($1.96 per share)			(144,528)			(4,893)	(149,421)
Other	(1)	1

Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$59,961	$31,142	$(44,203)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization, including discontinued operations	181,791	174,465	172,415
Gain on sale of discontinued operations, net of tax	(24,621)	(9,614)	(16,887)
Gain on sale of properties, including land	(4,748)	(236)	—
Gain on sale of unconsolidated joint venture interests	(1,136)	—	—
Gain on sale of available-for-sale investment	(4,301)	—	—
Loss on discontinuation of hedging relationship	29,791	—	—
Loss on early retirement of debt	—	—	2,550
Impairment associated with land development activities	—	—	85,614
Impairment provision on technology investment	—	1,000	—
Distributions of income from joint ventures	5,329	6,524	5,664
Equity in (income) loss of joint ventures	(5,679)	839	(695)
Share-based compensation	12,039	11,306	9,053
Amortization of deferred financing costs	5,877	4,102	3,925
Net change in operating accounts	(9,469)	4,508	252

Net cash from operating activities	$244,834	$224,036	$217,688

Cash flows from investing activities
Development and capital improvements	$(227,755)	$(63,739)	$(72,779)
Proceeds from sale of joint venture interests	19,310	—	—
Proceeds from sales of properties, including land and discontinued operations	57,312	102,819	28,078
Proceeds from sale of available-for-sale investment	4,510	—	—
Decrease in notes receivable – affiliates	3,279	637	1,978
Investments in joint ventures	(46,037)	(6,467)	(23,159)
Payments received on notes receivable – other	—	—	8,710
Increase in notes receivable – affiliates	(129)	(511)	(7,332)
Distributions of investments from joint ventures	6,005	28	161
Other	(3,859)	2,383	(5,173)

Net cash from investing activities	$(187,364)	$35,150	$(69,516)

See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from financing activities
Borrowings on unsecured line of credit	$8,000	$37,000	$—
Repayments on unsecured line of credit	(8,000)	(37,000)	(145,000)
Proceeds from issuance of common shares	106,571	231,651	272,112
Proceeds from notes payable	495,705	57,748	440,840
Repayment of notes payable	(627,623)	(306,692)	(503,705)
Distributions to common shareholders, perpetual preferred units, and noncontrolling interests	(152,242)	(135,626)	(152,687)
Payment of deferred financing costs	(9,288)	(6,564)	(5,124)
Common share options exercised	11,397	1,435	620
Net decrease in accounts receivable – affiliates	860	4,217	909
Other	1,734	1,064	612

Net cash from financing activities	$(172,886)	$(152,767)	$(91,423)

Net increase (decrease) in cash and cash equivalents	(115,416)	106,419	56,749
Cash and cash equivalents, beginning of year	170,575	64,156	7,407

Cash and cash equivalents, end of year	$55,159	$170,575	$64,156

Supplemental information
Cash paid for interest, net of interest capitalized	$114,615	$128,742	$134,266
Cash paid for income taxes	2,664	1,169	1,654
Supplemental schedule of non-cash investing and financing activities
Distributions declared but not paid	$39,364	$35,295	$33,025
Value of shares issued under benefit plans, net of cancellations	18,629	14,401	6,653
Conversion of operating partnership units to common shares	592	3,536	3,753
Accrual associated with construction and capital expenditures	16,754	6,590	5,189
Conversion of mezzanine notes to joint venture equity	—	43,279	18,496
Change of fair value of available-for-sale investments, net of tax	—	3,306	—
Consolidation of joint venture at fair value, net of cash
Real estate assets	—	238,885	—
In-place leases	—	4,962	—
Other assets	—	1,135	—
Mortgage debt assumed	—	188,119	—
Other liabilities	—	3,197	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2011, we owned interests in, operated, or were developing 206 multifamily properties comprising 69,794 apartment homes across the United States. Of these 206 properties, ten properties were under development and when completed will consist of a total of 2,797 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.

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

Allocations of Purchase Price. Upon the acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings, furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. When allocating the purchase price to acquired properties, we allocate costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land, and buildings on a value determined by assuming the property was vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. There was no unamortized value of in-place leases at December 31, 2011. The unamortized value of in-place leases at December 31, 2010 was approximately $3.9 million. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $8.8 million, $5.7 million, and $10.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Capitalized real estate taxes were approximately $1.4 million, $0.8 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

September 30,
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

Fair Value. For financial assets and liabilities recorded at fair value on a recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

The following describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis:

Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in other assets in our consolidated balance sheets.

Derivative Financial Instruments. The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 98%, 97%, and 98% of our total property revenues and total non-property income, excluding income on deferred compensation plans for the years ended December 31, 2011, 2010, and 2009, respectively.

Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits, and escrowed amounts related to our development and acquisition activities. Substantially all restricted cash is invested in demand and short-term instruments.

Share-based Compensation. Compensation expense associated with share-based awards is recognized in our consolidated statements of income (loss) and comprehensive income using the grant-date fair values. Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is estimated using the Black-Scholes valuation model. Valuation models require the input of assumptions, including judgments to estimate the expected stock price volatility, expected life, and forfeiture rate. The compensation cost for share-based awards is based on the market value of the shares on the date of grant.

Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets, and estimates related to the valuation of our investments in joint ventures. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities will be required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities will also be required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. We do not anticipate changes to our existing classification and measurement of fair value when the amended standard becomes effective on January 1, 2012; however, we do expect our disclosures will be expanded as a result.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for us beginning January 1, 2012. We do not expect ASU 2011-05 to have a material effect on our financial statements as we currently present other comprehensive income components in a separate but consecutive statement.

In December 2011, the FASB issued Accounting Standards Update 2011-10 (“ASU 2011-10”), “Property Plant & Equipment (Topic 360): Derecognition of In-Substance Real Estate – a Scope Clarification.” ASU 2011-10 resolves the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales,” applies to the derecognition of in substance real estate when a parent ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” that is in substance real estate as a result of default by the subsidiary on its nonrecourse debt. The new guidance is intended to emphasize the accounting for such transactions which is based upon substance over form. ASU 2011-10 is effective for us beginning July 1, 2012 and is not expected to have a material effect on our financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 indefinitely defers the requirements for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Entities will still be required to comply with the other aspects of ASU 2011-05 as noted above. ASU 2011-12 is effective for us beginning January 1, 2012 and is not expected to have a material effect on our financial statements.

3. Share Data

Basic earnings per share are computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 3.8 million, 4.8 million, and 4.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Earnings per share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$22,546	$8,242	$(75,201)
Amount allocated to participating securities	(551)	(265)	637

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	21,995	7,977	(74,564)
Income from discontinued operations, including gain on sale, attributable to common shareholders	26,833	14,974	24,401

Net income (loss) attributable to common shareholders, as adjusted	$48,828	$22,951	$(50,163)

Income (loss) from continuing operations attributable to common shareholders,as adjusted – per share	$0.30	$0.11	$(1.19)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.37	0.22	0.39

Net income (loss) attributable to common shareholders, as adjusted – per share	$0.67	$0.33	$(0.80)

Weighted average number of common shares outstanding – basic	72,756	68,608	62,359

Earnings per share calculation – diluted
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$21,995	$7,977	$(74,564)
Income allocated to common units	45	—	—

Income (loss) from continuing operations attributable to common shareholders, as adjusted	22,040	7,977	(74,564)
Income from discontinued operations, including gain on sale, attributable to common shareholders	26,833	14,974	24,401

Net income (loss) attributable to common shareholders, as adjusted	$48,873	$22,951	$(50,163)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.30	$0.11	$(1.19)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.36	0.22	0.39

Net income (loss) attributable to common shareholders, as adjusted – per share	$0.66	$0.33	$(0.80)

Weighted average number of common shares outstanding – basic	72,756	68,608	62,359
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	706	349	—
Common units	239	—	—

Weighted average number of common shares outstanding – diluted	73,701	68,957	62,359

4. Common Shares

In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program has been terminated and no further common shares are available for sale under the 2010 ATM program.

The following table presents activity under our 2010 ATM share offering program for the periods presented (in thousands, except per share amounts):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Total net consideration	$13,847.0	$231,650.5
Common shares sold	252.5	4,867.7
Average price per share	$55.81	$48.37

In May 2011, we created a second ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM share offering program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determination of the appropriate sources of funding for us.

The following table presents activity under our 2011 ATM program for the period presented (in thousands, except per share amounts):

September 30,
Year Ended December 31, 2011

Total net consideration	$92,723.6
Common shares sold	1,498.5
Average price per share	$62.98

During January of 2012, we sold approximately 0.1 million common shares under the 2011 ATM program at an average price of $62.41 per share for total net consideration of approximately $3.2 million. As of the date of filing, we had common shares having an aggregate offering price of up to $202.4 million remaining available for sale under the 2011 ATM program.

In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2011. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2011. There were no repurchases of our equity securities during the years ended December 31, 2011, 2010 and 2009.

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. As of December 31, 2011, we had approximately 72.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the 80% interest not owned by us in twelve related joint ventures. See Note 8 “Investments in Joint Ventures” for further discussion of this transaction.

5. Operating Partnerships

At December 31, 2011, approximately 10% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has issued both common and preferred limited partnership units. As of December 31, 2011, we held 89.8% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our ten trust managers own Camden Operating common limited partnership units.

Camden Operating has $100.0 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units are payable quarterly in arrears. The Series B preferred units were redeemable beginning in December 2008 by the operating partnership for cash at par plus the amount of any accumulated and unpaid distributions. There were no redemptions as of December 31, 2011. The preferred units are convertible beginning in 2015 by the holder into a fixed number of corresponding Series B Cumulative Redeemable Perpetual Preferred Shares of Camden. The Series B preferred units are subordinate to present and future debt. In February 2012, we redeemed the 4.0 million outstanding 7.0% Series B Cumulative Redeemable Perpetual Preferred Units at their redemption price of $25.00 per unit, or an aggregate of $100.0 million, plus accrued and unpaid distributions. In connection with this redemption, we expensed the unamortized issuance costs relating to these Series B units, which will result in a charge to earnings of approximately $2.1 million in the first quarter of 2012.

We hold the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. The remaining interests, comprising approximately 0.3 million units, are exchangeable into approximately 0.2 million of our common shares. In January 2012, approximately 0.2 million units were converted into approximately 0.1 million common shares.

At December 31, 2011, approximately 23% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has issued common limited partnership units. As of December 31, 2011, we held 94.1% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. (“Summit”), a company we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

6. Income Taxes

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. We historically have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

We have provided for income, franchise, and margin taxes in the consolidated statements of income (loss) and comprehensive income for the years ended December 31, 2011, 2010 and 2009. Income taxes for the year ended December 31, 2011 included approximately $1.0 million associated with the gain recognized by one of our taxable REIT subsidiaries on the sale of an available-for-sale investment in February 2011. Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

The following table reconciles net income to REIT taxable income for the years ended December 31:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands)	2011	2010	2009
Net income (loss)	$59,961	$31,142	$(44,203)
Less (income) loss attributable to noncontrolling interests	(3,582)	(926)	403
Less income allocated to perpetual preferred units	(7,000)	(7,000)	(7,000)

Net income (loss) attributable to common shareholders	49,379	23,216	(50,800)
Loss of taxable REIT subsidiaries included above	539	2,056	25,124

Net income (loss) from REIT operations	49,918	25,272	(25,676)
Book depreciation and amortization, including discontinued operations	188,042	179,662	178,607
Tax depreciation and amortization	(155,636)	(158,134)	(164,639)
Book/tax difference on gains/losses from capital transactions	(4,315)	37,798	(7,059)
Book/tax difference on impairment associated with land development activities	—	—	62,397
Other book/tax differences, net	8,205	(10,565)	(24,188)

REIT taxable income	86,214	74,033	19,442
Dividends paid deduction	(143,657)	(124,999)	(128,507)

Dividends paid in excess of taxable income	$(57,443)	$(50,966)	$(109,065)

A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Common Share Distributions
Ordinary income	$1.08	$0.89	$1.74
Long-term capital gain	0.13	0.20	0.25
Unrecaptured Sec. 1250 gain	0.23	0.48	0.06
Return of capital	0.52	0.23	—

Total	$1.96	$1.80	$2.05

Percentage of distributions representing tax preference items	2.83%	3.91%	3.94%

We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2011, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $29.0 million which expire in years 2019 to 2031. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits of these NOL’s have been recognized in our consolidated financial statements.

The carrying value of net assets reported in our consolidated financial statements at December 31, 2011 exceeded the tax basis by approximately $972.8 million.

Income Tax Expense – Current. For the tax years ended December 31, 2011, 2010, and 2009, we had current income tax expense of approximately $2.2 million, $1.6 million, and $1.0 million, respectively. Income tax expense for the year ended December 31, 2011 included approximately $1.0 million associated with the gain recognized by one of our taxable REIT subsidiaries on the sale of an available-for-sale investment during 2011 and also were comprised of entity level state income taxes on certain ventures and federal income tax related to another one of our taxable REIT subsidiaries. The 2010 income tax expense was comprised mainly of entity level state income taxes on certain ventures and federal income tax related to one of our taxable REIT subsidiaries. The 2009 income tax expense was comprised mainly of state income taxes.

Income Tax Expense – Deferred. For the years ended December 31, 2011, 2010, and 2009, our deferred tax expense was not significant.

The company and its subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2008 through 2010. Net income tax loss carry forwards and other tax attributes generated in years prior to 2008 are also subject to challenge in any examination of those tax years. The company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2011. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure for the periods presented.

7. Property Acquisitions, Discontinued Operations, Assets Held for Sale, and Impairments

Acquisitions. During 2011, we acquired 30.1 acres of land located in Atlanta, Georgia for approximately $40.1 million and 2.2 acres of land in Glendale, California for approximately $21.4 million. We intend to utilize these land holdings for development of multiple multifamily apartment communities. We did not acquire any operating properties during the year ended December 31, 2011.

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

The three restructured joint ventures, discussed above, contributed revenues of approximately $2.6 million and earnings, which represent property revenues less property expenses, of approximately $1.5 million, from their respective consolidation dates through December 31, 2010. These three joint ventures contributed revenues and earnings of approximately $20.8 million and $12.6 million, respectively, during the year ended December 31, 2011.

The following unaudited pro forma summary presents consolidated information (as adjusted for discontinued operations in 2011) assuming the acquisition of control of the three joint ventures had occurred on January 1, 2009.

	September 30,	September 30,
	Pro Forma Year Ended December 31,
(in thousands)	2010	2009
	(unaudited)
Property revenues	$618,611	$621,101

Property operating income	$368,264	$375,252

Discontinued Operations and Assets Held for Sale. For the year ended December 31, 2011, income from discontinued operations included the results of operations of two operating properties, containing 788 apartment homes, sold in December 2011. For the years 2010 and 2009, income from discontinued operations also included the results of operations of two operating properties sold during 2010 and one operating property sold during 2009 through their sale dates.

For the years ended December 31, 2011, 2010 and 2009, income from discontinued operations also included the results of operations of one operating property, containing 357 apartment homes, classified as held for sale at December 31, 2011. This property was sold in January 2012 for approximately $24.5 million.

The following is a summary of income from discontinued operations for the years presented below:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands)	2011	2010	2009

Property revenues	$9,206	$19,728	$23,686
Property expenses	4,696	9,170	10,335

	4,510	10,558	13,351
Depreciation and amortization	2,298	5,198	5,837

Income from discontinued operations	$2,212	$5,360	$7,514

Gain on sale of discontinued operations, net of tax	$24,621	$9,614	$16,887

Impairment. The impairment associated with land development activities for the year ended December 31, 2009 totaled approximately $72.2 million representing the difference between the estimated fair value and the carrying value of various land holdings for development projects we either placed on hold or planned to not pursue.

Impairment for the year ended December 31, 2009 also included the write-off of $13.4 million of costs capitalized and exit costs associated with a land development joint venture we placed on hold. In the fourth quarter of 2010, this joint venture was dissolved.

During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable.

There were no impairments for the year ended December 31, 2011.

8. Investments in Joint Ventures

As of December 31, 2011, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of 17 joint ventures, with our ownership percentages ranging from 15% to 50%. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented (in millions):

September 30,	September 30,	September 30,	September 30,
		2011	2010
Total assets		$1,394.9	$935.3
Total third-party debt		1,093.9	810.1
Total equity		261.6	105.3

	September 30,	September 30,	September 30,	September 30,
	2011	2010		2009
Total revenues	$164.4	$137.6		$137.3
Gain on sale of operating properties, net of tax	17.4	—		—
Net income (loss)	(3.2)	(19.1)		(18.0)
Equity in income (loss) (1)	5.7	(0.8)		0.7

(1)

Equity in income (loss) of unconsolidated joint ventures excludes our ownership interest of fee income from various property management services and interest income from mezzanine loans with our joint ventures.

The joint ventures in which we have an interest have been funded in part with secured third-party debt. As of December 31, 2011, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services, excluding third-party construction fees, amounted to approximately $9.3 million, $6.2 million, and $6.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. We eliminate fee income for these services provided to these joint ventures to the extent of our ownership. Fees earned on third-party construction projects amounted to approximately $0.7 million, $2.0 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During March 2011, we sold our ownership interests in three unconsolidated joint ventures for total proceeds of approximately $19.3 million and recognized a gain of approximately $1.1 million.

In April 2011, we sold one of our development properties in Washington, D.C. to one of our discretionary investment funds (the “Funds”), in which we have a 20% interest, for approximately $9.4 million and we were reimbursed for previously written-off third-party development costs, resulting in a gain of approximately $4.7 million. Additionally, in June 2011, we sold one of our development properties located in Austin, Texas to this Fund for approximately $3.1 million, resulting in a gain of approximately $0.1 million.

During the year ended December 31, 2011, the Funds also acquired eighteen multifamily properties comprised of 2,846 units located in Houston, Texas, 1,250 units located in Dallas, Texas, 768 units located in Austin, Texas, 450 units located in Tampa, Florida, 528 units located in San Antonio, Texas, and 234 units located in Atlanta, Georgia. In January 2012, one of the Funds acquired one multifamily property comprised of 350 units located in Raleigh, North Carolina.

During the fourth quarter of 2011, one of our unconsolidated joint ventures sold four operating properties consisting of 1,194 units located in Louisville, Kentucky. Our proportionate share of the gain was approximately $6.4 million, which was reported as a component of equity in income (loss) of joint ventures in the consolidated statements of income (loss) and comprehensive income.

In January 2012, we purchased the remaining 80% ownership interest in twelve unconsolidated joint ventures for approximately $99.5 million and assumed approximately $272.6 million in mortgage debt associated with these joint ventures. The purchase price and subsequent repayment of the mortgage debt was funded by proceeds received from a public equity offering as discussed in Note 4, “Common Shares.” These joint ventures are comprised of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. We previously accounted for these joint ventures in accordance with the equity method of accounting as of December 31, 2011. Following the completion of this transaction, we will consolidate these entities for financial reporting purposes. As of the date of this filing, the initial accounting for the purchase price allocation has not been completed as we are awaiting the completion of our analysis of the net assets acquired which we expect to be completed by the end of the first quarter 2012.

9. Notes Payable

The following is a summary of our indebtedness:

	September 30,	September 30,
	December 31,
(in millions)	2011	2010
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—
Term loan, due 2012	—	500.0

	$—	$500.0
Senior unsecured notes
7.69% Notes, due 2011	—	88.0
5.93% Notes, due 2012	189.6	189.5
5.45% Notes, due 2013	199.7	199.6
5.08% Notes, due 2015	249.3	249.2
5.75% Notes, due 2017	246.2	246.1
4.70% Notes, due 2021	248.6	—
5.00% Notes, due 2023	247.3	—

	1,380.7	972.4
Medium-term notes
4.99% Notes, due 2011	—	35.4

Total unsecured notes payable	1,380.7	1,507.8

Secured notes
0.91% – 6.00% Conventional Mortgage Notes, due 2012 – 2045	1,012.3	1,015.7
1.59% Tax-exempt Mortgage Note, due 2028	39.1	40.3

	1,051.4	1,056.0

Total notes payable	$2,432.1	$2,563.8

Floating rate tax-exempt debt included in secured notes (1.59%)	$39.1	$40.3
Floating rate debt included in secured notes (0.91% – 1.73%)	206.4	189.9
Value of real estate assets, at cost, subject to secured notes	1,651.0	1,629.6

In September 2011, we amended our $500 million unsecured credit facility to extend the maturity date from August 2012 to September 2015 with an option to extend to September 2016. Additionally, we now have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of existing banks to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2011, we had outstanding letters of credit totaling approximately $10.4 million, leaving approximately $489.6 million available under our unsecured line of credit.

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

As part of the 2005 Summit merger, we assumed certain debt and recorded approximately $33.9 million as a fair value adjustment which is being amortized over the respective debt terms. As of December 31, 2011, the fair value adjustment was fully amortized. We recorded amortization of the fair value adjustment, which resulted in a decrease of interest expense of approximately $0.4 million, $1.1 million, and $2.3 million during the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011 and 2010, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.1% and 1.3%, respectively.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 6.8 years at December 31, 2011. Scheduled repayments on outstanding debt, including all contractual extensions which have been exercised, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2011 were as follows:

	September 30,	September 30,
(in millions)	Amount	Weighted Average Interest Rate
2012	$294.2	5.2%
2013	228.0	5.4
2014	11.0	6.0
2015	252.4	5.1
2016 (1)	2.6	N/A
2017 and thereafter	1,643.9	4.6

Total	$2,432.1	4.8%

(1)	Includes only scheduled principal amortizations.

10. Derivative Financial Instruments and Hedging Activities

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

Designated Hedges. In August 2011, our interest rate swap, with a notional amount of $16.6 million, matured and settled. As a result of the settlement, we did not have any designated hedges as of December 31, 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the years ending December 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion of designated hedges was ineffective during the years ended December 31, 2011, 2010, and 2009.

Non-designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in other income or other expense.

In connection with the repayment of the $500 million term loan on June 6, 2011, we discontinued the hedging relationship on a $500 million interest rate swap used as a cash flow hedge as of May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments that were being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. Subsequent changes in the market value of the interest rate swap, which matures in October 2012, will be recorded directly in earnings over the remaining life of the swap in interest and other income. Due to, among other matters, the relatively short remaining life of the swap (which matures in October 2012) and the low expectation of the swap becoming a significantly larger liability, management elected to leave this interest rate swap in place through its original maturity rather than cash settle the swap.

As of December 31, 2011, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

	September 30,	September 30,
Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Cap	1	$175.0 million
Interest Rate Swap	1	$500.0 million

The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31 (in millions):

Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	2011		2010		2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swaps					Other Liabilities	$—	Other Liabilities	$36.9

Derivatives designated not as hedging instruments

Interest Rate Swap					Other Liabilities	$16.6	Other Liabilities	$—

Interest Rate Cap	Other Assets	$0.1	Other Assets	$—

The tables below present the effect of our derivative financial instruments in the consolidated statements of income (loss) and comprehensive income for the years ended December 31 (in millions).

	septe	septe	septe	septe	septe	septe	septe	septe	septe	septe
Effect of Derivative Instruments
Derivatives in Cash Flow Hedging Relationships	Unrealized Loss Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Loss Recognized in Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statement of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010

Interest Rate Swaps (1)	$(2.7)	$(19.1)	$(12.3)	Interest Expense	$9.9	$23.4	$22.2	Loss on discontinuation of hedging relationship	$29.8	$—

	September 30,	September 30,	September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Statement of Income	Amount of Income (Loss) Recognized in Statement of Income
		2011	2010	2009

Interest Rate Cap	Other income/(loss)	$(0.1)	$—	$—
Interest Rate Swap	Other income/(loss)	(0.2)	—	—

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.

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

At December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $18.2 million. As of December 31, 2011, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at December 31, 2011, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $18.2 million.

11. Share-based Compensation and Benefit Plans

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

As of December 31, 2011, approximately 9.1 million fungible units were available under the 2011 Share Plan, which results in approximately 2.6 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. Options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options exercised during 2011 were exercised at prices ranging from $30.06 to $62.32 per option. At December 31, 2011, outstanding options and exercisable options had a weighted average remaining life of approximately 4.7 years and 3.5 years, respectively.

The total intrinsic value of options exercised was approximately $9.6 million, $1.5 million, and $0.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $1.3 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next three years.

The following table summarizes outstanding share options and exercisable options at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	470,019	$32.06	176,314	$35.39
$42.90-$45.53	466,060	44.32	428,797	44.36
$48.02-$73.32	403,457	51.79	253,068	54.03

Total options	1,339,536	$42.27	858,179	$45.37

(1)

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2011 was approximately $27.0 million and $14.7 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $62.24 per share on December 31, 2011 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options were granted in 2011.

The following assumptions were used for options granted during each respective period:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009

Weighted average fair value of options granted	$11.69	$3.06
Expected volatility	35.6% – 39.2%	33.0%
Risk-free interest rate	3.6% – 3.7%	2.6%
Expected dividend yield	4.1% – 4.4%	9.3%
Expected life (in years)	7 – 9	7

Our computations of expected volatility for 2010 and 2009 are based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is estimated using the annual dividends paid in the prior year and the market price on the date of grant. Our computations of expected life for 2010 and 2009 are estimated based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At December 31, 2011, the unamortized value of previously issued unvested share awards was approximately $27.3 million which is expected to be amortized over the next four years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was approximately $11.5 million, $10.6 million, and $10.2 million, respectively. At December 31, 2011, there were approximately 2.6 million full value share awards available for issuance.

Total compensation cost for option and share awards charged against income was approximately $12.3 million, $11.7 million, and $8.7 million for 2011, 2010, and 2009, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million, $1.0 million, and $1.7 million for 2011, 2010 and 2009, respectively.

The following table summarizes activity under our share incentive plans for the three years ended December 31:

	September 30,	September 30,	September 30,	September 30,
	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2008	1,536,527	$44.96	520,285	$59.40
2009 Activity:
Granted	489,509	30.06	329,018	30.11
Exercised/Vested	(18,521)	33.45	(188,892)	53.76
Forfeited	(24,157)	45.08	(65,258)	51.06

Net activity	446,831		74,868

Balance at December 31, 2009	1,983,358	$41.39	595,153	$46.20

2010 Activity:
Granted	55,895	43.94	372,661	40.05
Exercised/Vested	(141,213)	32.54	(214,923)	49.17
Forfeited	(50,904)	46.65	(11,386)	39.64

Net activity	(136,222)		146,352

Balance at December 31, 2010	1,847,136	$42.37	741,505	$42.16

2011 Activity:
Granted	—	—	347,084	57.00
Exercised/Vested	(504,838)	42.59	(243,874)	47.19
Forfeited	(2,762)	48.02	(25,961)	44.51

Net activity	(507,600)		77,249

Total options and nonvested share awards outstanding at December 31, 2011	1,339,536	$42.27	818,754	$46.88

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Shares purchased	19,914	29,100	34,649
Weighted average fair value of shares purchased	$63.29	$50.70	$35.68
Expense recorded (in millions)	$0.3	$0.5	$0.4

In January 2012, approximately 4,721 shares were purchased under the ESPP related to the 2011 plan year.

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

The value of the assets of the rabbi trust is consolidated into our financial statements based on GAAP. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2011 and 2010, approximately 2.0 million share awards were held in the rabbi trust. Additionally, as of December 31, 2011 and 2010, the rabbi trust held trading securities totaling approximately $45.2 million and $53.1 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.

At December 31, 2011 and 2010, approximately $28.7 million and $31.4 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.

Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2011 and 2010, approximately 0.9 million and 0.7 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2011 and 2010, the Plan held trading securities totaling approximately $14.5 million and $14.3 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.

401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for the year ended December 31, 2011 was approximately $1.8 million, and was approximately $1.3 million for each of the years ended December 31, 2010 and 2009. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.

12. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value as of December 31, 2011 and 2010 under the fair value hierarchy discussed in Footnote 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments	$41.0	$—	$—	$41.0	$46.7	$—	$—	$46.7
Available-for-sale investment	—	—	—	—	5.0	—	—	5.0
Derivative financial instruments	—	0.1	—	0.1	—	—	—	—
Liabilities
Derivative financial instruments	$—	$16.6	$—	$16.6	$—	$36.9	$—	$36.9

Other Fair Value Disclosures. As of December 31, 2011 and 2010, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and distributions payable approximated fair value based on the short-term nature of these instruments.

In calculating the fair value of our notes receivable and notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes receivable and notes payable with similar terms and remaining maturities. The following table presents the carrying and estimated fair value of our notes receivable and notes payable for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Notes receivable – affiliates	$—	$—	$3.2	$3.2
Fixed rate notes payable (1)	2,186.6	2,304.4	2,333.5	2,386.0
Floating rate notes payable	245.5	233.6	230.3	212.7

(1)

December 31, 2010 includes a $500 million term loan entered into in 2007, and a $16.6 million construction loan entered into in 2008 which are effectively fixed by the use of interest rate swaps but evaluated for estimated fair value at the floating rate. The $500 million term loan was repaid in June 2011. The $16.6 million construction loan interest rate swap matured and was not extended in conjunction with the one-year extension of the loan in July 2011.

Nonrecurring Fair Value Disclosures. Nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis utilizing level 3 inputs, primarily relate to impairment of long-lived assets or investments. There were no events during the years ended December 31, 2011 or 2010 which required fair value adjustments of our nonfinancial assets and nonfinancial liabilities.

13. Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in thousands)	2011	2010	2009
Change in assets:
Other assets, net	$5,183	$(895)	$10,808

Change in liabilities:
Accounts payable and accrued expenses	2,026	2,209	(10,511)
Accrued real estate taxes	(122)	(1,269)	(64)
Other liabilities	(17,152)	4,188	(172)
Other	596	275	191

Change in operating accounts	$(9,469)	$4,508	$252

14. Commitments and Contingencies

Construction Contracts. As of December 31, 2011, we had approximately $180.0 million of additional anticipated expenditures on our construction projects currently under development. We expect to fund these amounts through a combination of available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

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

Lease Commitments. At December 31, 2011, we had long-term leases covering office facilities and equipment. Rental expense totaled approximately $2.8, $2.9, and $3.0 million for the year ended December 31, 2011, 2010 and 2009, respectively. Minimum annual rental commitments for the years ending December 31, 2012 through 2016 are approximately $2.4 million, $2.4 million, $2.2 million, $1.4 million, and $0.2 million, respectively, and approximately $0.7 million in the aggregate thereafter.

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

We have discretionary investment vehicles, the Funds, to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the Funds for development. As of December 31, 2011, we had capital contributions in one of the Funds of approximately $33.0 million; and it had a combined equity capital investment of $165.0 million. At December 31, 2011, this Fund was closed for future investments. The remaining Fund will serve, until the earlier of (i) April 8, 2012, or (ii) such time as 90% of the Fund’s committed capital is invested, as the exclusive vehicle through which we will acquire fully-developed multifamily properties, subject to certain exceptions. These exceptions include properties acquired in tax-deferred transactions, follow-on investments made with respect to prior investments, significant transactions which include the issuance of our securities, significant individual asset and portfolio acquisitions, significant merger and acquisition activities, acquisitions which are inadvisable or inappropriate for the Funds, transactions with our existing ventures, contributions or sales of properties to entities in which we remain an investor, and transactions approved by the Fund’s advisory board. The Funds will not restrict our development activities and will terminate on April 8, 2018. We are currently targeting acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities, or improved property operations. One of our wholly-owned subsidiaries is the general partner of each of the Funds, and we have committed 20% of the total equity of the remaining open Fund, up to $37.5 million. We have received commitments to the remaining open Fund from an unaffiliated investor of $150 million and this Fund is closed to additional investors. At December 31, 2011, our capital contribution to the remaining Fund was approximately $23.7 million and it had a combined equity capital investment of $118.4 million.

Employment Agreements. At December 31, 2011, we had employment agreements with nine of our senior officers, the terms of which expire at various times through August 20, 2012. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of six of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

15. Postretirement Benefits

We maintain a postretirement benefit for two former officers of Summit, who also serve on our Board of Trust Managers. Benefits received by these former employees include medical benefits and office space. Participants in the postretirement plan contribute to the cost of the medical benefits. Our contribution for medical benefits was limited to amounts between $540 and $1,260 per month per participant including dependents. We contributed approximately $0.2 million for office space during the year ended December 31, 2011 and expect to contribute $0.2 million for office space in 2012. For measurement purposes, a 7.8% rate of increase in the per capita cost of covered health care claims was assumed; the rate of increase was assumed to decrease until 2027 at which point the annual rate of increase would be 4.5% and remain at that level thereafter.

As of December 31, the status of our defined postretirement benefit plan, calculated using generally accepted actuarial principles and procedures, was as follows:

	September 30,	September 30,
(in thousands)	2011	2010
Postretirement benefit obligation, beginning of year	$2,844	$2,949
Net periodic benefit cost	193	174
Actuarial (gain) loss	609	(65)
Prior service cost	291	—
Amortization of prior service cost	(16)	—
Benefits paid	(220)	(214)

Accumulated postretirement benefit obligation, end of year	$3,701	$2,844

The weighted average discount rate used to determine the value of accumulated postretirement benefit obligation for the years ended December 31, 2011 and 2010 was 4.50% and 6.10%, respectively. Postretirement liabilities are recorded in other liabilities in our consolidated balance sheets.

The following table details the components of net periodic benefit cost for the years ended December 31 related to postretirement benefits.

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Interest cost	$177	$174	$181
Amortization of prior service cost	16	—	—

Total net periodic benefit cost	$193	$174	$181

The weighted average discount rate used to determine the value of the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 was 5.25%, 6.10% and 6.29%, respectively.

The following table details the change in plan assets for the years ended December 31 related to postretirement benefits.

	September 30,	September 30,
(in thousands)	2011	2010
Fair value of plan assets at end of prior year	$—	$—
Employer contributions	220	214
Benefits paid	(220)	(214)

Fair value of plan assets at end of year	$—	$—

The following table details the amounts recognized in our accumulated other comprehensive income (loss) at December 31 related to postretirement benefits.

	September 30,	September 30,
(in thousands)	2011	2010
Accumulated other comprehensive income, beginning of year	$201	$136
Prior service cost arising during period	(291)	—
Amortization of prior service cost	16	—
Net actuarial gain (loss) arising during period	(609)	65

Accumulated other comprehensive income (loss), end of year	$(683)	$201

During 2012, we expect amortization of prior service cost from other comprehensive income (loss) and recognized as benefit cost to be consistent with 2011.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

September 30,
(in thousands) Year Beginning January 1	Estimated Benefit Payment
2012	$228
2013	233
2014	239
2015	244
2016	245
2017-2021	1,273

Total	$2,462

The estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

A 1% increase or decrease in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement benefit costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.1 million.

16. Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Net income (loss) attributable to common shareholders	$49,379	$23,216	$(50,800)
Transfers from the noncontrolling interests:
Increase in equity for conversion of operating partnership units	592	3,528	3,761
Increase in equity from purchase of noncontrolling interests	—	—	647

Change in common equity and net transfers from noncontrolling interests	$49,971	$26,744	$(46,392)

17. Quarterly Financial Data (unaudited)

Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, “Property Acquisitions, Discontinued Operations, Assets Held for Sale and Impairments,” for the years ended December 31, 2011 and 2010, is as follows:

	September 30,	September 30,		September 30,	September 30,		September 30,
(in thousands, except per share amounts)	First	Second		Third	Fourth		Total(a)
2011:
Revenues	$158,865	$162,750		$166,541	$167,712		$655,868
Net income (loss) attributable to common shareholders	7,286	(16,597)		11,840	46,850		49,379
Net income (loss) attributable to common shareholders per share – basic	0.10	(0.23	)(b)	0.16	0.63	(c)	0.67
Net income (loss) attributable to common shareholders per share – diluted	0.10	(0.23	)(b)	0.16	0.62	(c)	0.66

2010:
Revenues	$147,218	$149,049		$152,037	$153,146		$601,450
Net income attributable to common shareholders	2,285	2,134		1,650	17,147		23,216
Net income attributable to common shareholders per share – basic	0.03	0.03		0.02	0.24	(d)	0.33
Net income attributable to common shareholders per share – diluted	0.03	0.03		0.02	0.24	(d)	0.33

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income (loss) per share amounts may not equal the total computed for the year.
(b)	Includes a $29,791 loss, or $0.41 basic and diluted per share, impact related to a loss on discontinuation of a hedging relationship.
(c)	Includes a $24,621, or $0.33 basic and diluted per share, impact related to the gain on sale of discontinued operations.
(d)	Includes a $9,614, or $0.14 basic and $0.13 diluted per share, impact related to the gain on sale of discontinued operations.

Schedule III

Camden Property Trust

Real Estate and Accumulated Depreciation

As of December 31, 2011

(in thousands)

	00000	00000	00000	00000	00000	00000	00000	00000		00000	00000
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances		Year of Completion/ Acquisition

Current communities:

Camden Ashburn Farm	$4,835	$22,604	$730	$4,835	$23,334	$28,169	$5,079	$23,090	$		2005
Camden Aventura	12,185	47,616	3,908	12,185	51,524	63,709	10,911	52,798		34,145	2005
Camden Ballantyne	4,503	30,250	3,020	4,503	33,270	37,773	6,998	30,775		26,025	2005
Camden Bay	7,450	63,283	5,371	7,450	68,654	76,104	22,815	53,289			1998/2002
Camden Bay Pointe	1,296	10,394	6,042	1,296	16,436	17,732	10,600	7,132			1997
Camden Bayside	3,726	28,689	13,525	3,726	42,214	45,940	23,480	22,460			1997
Camden Baytown	520	13,071	2,026	520	15,097	15,617	6,337	9,280			1999
Camden Bel Air	3,594	31,221	4,731	3,594	35,952	39,546	17,975	21,571			1998
Camden Breakers	1,055	13,024	3,802	1,055	16,826	17,881	8,395	9,486			1996
Camden Breeze	2,894	15,828	3,579	2,894	19,407	22,301	9,452	12,849			1998
Camden Brickell	14,621	57,031	3,586	14,621	60,617	75,238	13,415	61,823			2005
Camden Brookwood	7,174	31,984	1,907	7,174	33,891	41,065	7,665	33,400		22,624	2005
Camden Buckingham	2,704	21,251	2,677	2,704	23,928	26,632	10,452	16,180			1997
Camden Caley	2,047	17,445	1,577	2,047	19,022	21,069	7,385	13,684		15,352	2000
Camden Canyon	1,802	11,666	4,556	1,802	16,222	18,024	7,800	10,224			1998
Camden Cedar Hills	2,684	20,931	15	2,684	20,946	23,630	3,445	20,185			2008
Camden Centennial	3,123	13,051	2,851	3,123	15,902	19,025	7,589	11,436			1995
Camden Centre	172	1,166	255	172	1,421	1,593	733	860			1998
Camden Centreport	1,613	12,644	1,827	1,613	14,471	16,084	6,486	9,598			1997
Camden Cimarron	2,231	14,092	2,811	2,231	16,903	19,134	8,630	10,504			1997
Camden Citrus Park	1,144	6,045	3,846	1,144	9,891	11,035	6,274	4,761			1997
Camden City Centre	4,976	44,735	146	4,976	44,881	49,857	7,861	41,996		33,795	2007
Camden Clearbrook	2,384	44,017	98	2,384	44,115	46,499	7,875	38,624			2007
Camden Club	4,453	29,811	7,100	4,453	36,911	41,364	21,164	20,200			1998
Camden College Park	16,409	91,503	39	16,409	91,542	107,951	3,209	104,742			2008
Camden Commons	2,476	20,073	5,023	2,476	25,096	27,572	14,332	13,240			1998
Camden Copper Ridge	1,204	9,180	4,824	1,204	14,004	15,208	9,450	5,758			1993
Camden Copper Square	4,825	23,672	2,434	4,825	26,106	30,931	10,133	20,798			2000
Camden Cotton Mills	4,246	19,147	2,059	4,246	21,206	25,452	4,783	20,669			2005
Camden Cove	1,382	6,266	1,397	1,382	7,663	9,045	4,199	4,846			1998
Camden Creek	1,494	12,483	5,532	1,494	18,015	19,509	13,157	6,352			1993
Camden Crest	4,412	33,366	1,724	4,412	35,090	39,502	7,669	31,833			2005
Camden Crown Valley	9,381	54,210	2,006	9,381	56,216	65,597	18,672	46,925			2001
Camden Deerfield	4,895	21,922	1,248	4,895	23,170	28,065	5,359	22,706		19,220	2005
Camden Del Mar	4,404	35,264	13,123	4,404	48,387	52,791	23,180	29,611			1998
Camden Dilworth	516	16,633	129	516	16,762	17,278	3,403	13,875		13,073	2006
Camden Doral	10,260	40,416	1,109	10,260	41,525	51,785	8,877	42,908		26,825	2005
Camden Doral Villas	6,476	25,543	1,507	6,476	27,050	33,526	6,055	27,471			2005
Camden Dulles Station	10,807	61,548	111	10,807	61,659	72,466	8,169	64,297			2008
Camden Dunwoody	5,290	23,642	1,767	5,290	25,409	30,699	5,665	25,034		21,168	2005
Camden Fair Lakes	15,515	104,223	3,100	15,515	107,323	122,838	22,104	100,734			2005

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2011 (in thousands)	Schedule III

	0000	0000	0000	0000	0000	0000	0000	0000		0000	0000
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances		Year of Completion/ Acquisition
Camden Fairfax Corner	$8,484	$72,953	$212	$8,484	$73,165	$81,649	$14,428	$67,221	$		2006
Camden Fairview	1,283	7,223	1,411	1,283	8,634	9,917	2,220	7,697			2005
Camden Fairways	3,969	15,543	8,621	3,969	24,164	28,133	12,909	15,224			1998
Camden Fallsgrove	9,408	43,647	923	9,408	44,570	53,978	9,508	44,470			2005
Camden Farmers Market	17,341	74,193	3,706	17,341	77,899	95,240	25,036	70,204		50,711	2001/2005
Camden Forest	970	7,209	2,521	970	9,730	10,700	5,720	4,980			1997
Camden Foxcroft	1,408	7,919	2,472	1,408	10,391	11,799	2,736	9,063		9,040	2005
Camden Gaines Ranch	5,094	37,100	2,593	5,094	39,693	44,787	8,055	36,732			2005
Camden Gardens	1,500	6,137	2,892	1,500	9,029	10,529	6,310	4,219			1994
Camden Glen Lakes	2,157	16,339	13,076	2,157	29,415	31,572	22,952	8,620			1993
Camden Governor’s Village	3,669	20,508	1,486	3,669	21,994	25,663	5,084	20,579		13,004	2005
Camden Grand Parc	7,688	35,900	669	7,688	36,569	44,257	7,715	36,542			2005
Camden Grandview	7,570	33,859	3,410	7,570	37,269	44,839	8,396	36,443			2005
Camden Greenway	16,916	43,933	4,901	16,916	48,834	65,750	20,160	45,590		52,359	1999
Camden Habersham	1,004	10,283	2,941	1,004	13,224	14,228	8,254	5,974			1997
Camden Harbor View	16,079	127,459	2,038	16,079	129,497	145,576	33,131	112,445		92,716	2003
Camden Highlands Ridge	2,612	34,726	3,813	2,612	38,539	41,151	15,216	25,935			1996
Camden Hills	853	7,834	1,351	853	9,185	10,038	4,863	5,175			1998
Camden Hunter’s Creek	4,156	20,925	1,088	4,156	22,013	26,169	5,013	21,156			2005
Camden Huntingdon	2,289	17,393	2,958	2,289	20,351	22,640	10,779	11,861			1995
Camden Interlocken	5,293	31,612	4,124	5,293	35,736	41,029	14,171	26,858		27,431	1999
Camden Lago Vista	3,497	29,623	437	3,497	30,060	33,557	7,481	26,076			2005
Camden Lake Pine	5,746	31,714	2,763	5,746	34,477	40,223	7,897	32,326		26,212	2005
Camden Lakes	3,106	22,746	10,630	3,106	33,376	36,482	22,085	14,397			1997
Camden Lakeside	1,171	7,395	4,027	1,171	11,422	12,593	7,093	5,500			1997
Camden Lakeway	3,915	34,129	4,449	3,915	38,578	42,493	16,637	25,856		29,267	1997
Camden Landings	1,045	6,434	3,786	1,045	10,220	11,265	6,649	4,616			1997
Camden Landsdowne	15,502	102,267	2,343	15,502	104,610	120,112	22,634	97,478			2005
Camden Largo Town Center	8,411	44,163	1,301	8,411	45,464	53,875	9,390	44,485			2005
Camden Las Olas	12,395	79,518	1,678	12,395	81,196	93,591	17,690	75,901			2005
Camden Laurel Ridge	915	4,338	2,436	915	6,774	7,689	4,510	3,179			1994
Camden Lee Vista	4,350	34,643	3,463	4,350	38,106	42,456	13,881	28,575			2000
Camden Legacy	4,068	26,612	4,423	4,068	31,035	35,103	14,713	20,390			1998
Camden Legacy Creek	2,052	12,896	2,267	2,052	15,163	17,215	7,117	10,098			1997
Camden Legacy Park	2,560	15,449	2,840	2,560	18,289	20,849	8,281	12,568		13,866	1997
Camden Legends	1,370	6,382	917	1,370	7,299	8,669	3,507	5,162			1998
Camden Live Oaks	6,428	39,127	13,373	6,428	52,500	58,928	26,984	31,944			1998
Camden Main & Jamboree	17,363	75,387	20	17,363	75,407	92,770	3,602	89,168		52,130	2008
Camden Manor Park	2,535	47,159	349	2,535	47,508	50,043	10,225	39,818		29,675	2006
Camden Martinique	28,401	51,861	10,747	28,401	62,608	91,009	26,928	64,081		39,061	1998
Camden Midtown	4,583	18,026	3,273	4,583	21,299	25,882	8,776	17,106		28,058	1999
Camden Midtown Atlanta	6,196	33,828	2,107	6,196	35,935	42,131	8,335	33,796		20,565	2005
Camden Miramar	—	31,655	6,430	—	38,085	38,085	13,906	24,179			1994-2011
Camden Monument Place	9,030	54,089	47	9,030	54,136	63,166	9,101	54,065			2007

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2011 (in thousands)	Schedule III

	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Oak Crest	$2,078	$20,941	$1,051	$2,078	$21,992	$24,070	$7,061	$17,009	$17,309	2003
Camden Old Creek	20,360	71,777	203	20,360	71,980	92,340	12,622	79,718		2007
Camden Orange Court	5,319	40,733	63	5,319	40,796	46,115	5,907	40,208		2008
Camden Overlook	4,591	25,563	2,606	4,591	28,169	32,760	6,707	26,053	19,546	2005
Camden Palisades	8,406	31,497	7,080	8,406	38,577	46,983	18,074	28,909		1998
Camden Park Commons	1,146	11,311	1,916	1,146	13,227	14,373	6,351	8,022		1997
Camden Peachtree City	6,536	29,063	1,637	6,536	30,700	37,236	7,203	30,033		2005
Camden Pinehurst	3,380	14,807	6,568	3,380	21,375	24,755	19,715	5,040		1997
Camden Pinnacle	1,640	12,287	2,508	1,640	14,795	16,435	7,195	9,240		1994
Camden Plantation	6,299	77,964	4,270	6,299	82,234	88,533	17,357	71,176		2005
Camden Plaza	7,204	31,044	95	7,204	31,139	38,343	1,170	37,173	22,214	2007
Camden Pointe	2,058	14,879	2,274	2,058	17,153	19,211	7,836	11,375		1998
Camden Portofino	9,867	38,702	2,300	9,867	41,002	50,869	8,701	42,168		2005
Camden Potomac Yard	16,498	88,317	51	16,498	88,368	104,866	13,075	91,791		2008
Camden Preserve	1,206	17,982	2,536	1,206	20,518	21,724	8,411	13,313		1997
Camden Providence Lakes	2,020	14,855	4,723	2,020	19,578	21,598	6,740	14,858		2002
Camden Renaissance	4,144	39,987	3,763	4,144	43,750	47,894	16,949	30,945		1997
Camden Reserve	3,910	20,027	7,438	3,910	27,465	31,375	15,300	16,075		1997
Camden Reunion Park	3,302	18,457	1,661	3,302	20,118	23,420	4,680	18,740	19,961	2005
Camden Ridgecrest	1,008	12,720	2,528	1,008	15,248	16,256	7,970	8,286		1995
Camden River	5,386	24,025	2,863	5,386	26,888	32,274	6,344	25,930	21,614	2005
Camden Roosevelt	11,470	45,785	481	11,470	46,266	57,736	10,103	47,633		2005
Camden Royal Oaks	1,055	20,046	160	1,055	20,206	21,261	4,780	16,481		2006
Camden Royal Palms	2,147	38,339	788	2,147	39,127	41,274	6,065	35,209		2007
Camden Russett	13,460	61,837	2,101	13,460	63,938	77,398	13,632	63,766	45,063	2005
Camden San Paloma	6,480	23,045	3,139	6,480	26,184	32,664	8,237	24,427		2002
Camden Sea Palms	4,336	9,930	2,157	4,336	12,087	16,423	5,679	10,744		1998
Camden Sedgebrook	5,266	29,211	2,049	5,266	31,260	36,526	6,930	29,596	21,306	2005
Camden Shiloh	4,181	18,798	1,089	4,181	19,887	24,068	4,817	19,251	10,576	2005
Camden Sierra at Otay	10,585	49,781	1,436	10,585	51,217	61,802	13,779	48,023		2003
Camden Silo Creek	9,707	45,144	734	9,707	45,878	55,585	9,716	45,869		2005
Camden Simsbury	1,152	6,499	994	1,152	7,493	8,645	1,607	7,038		2005
Camden South End Square	6,625	29,175	1,438	6,625	30,613	37,238	6,913	30,325		2005
Camden Springs	1,520	8,300	3,791	1,520	12,091	13,611	9,444	4,167		1994
Camden St. Clair	7,526	27,486	2,252	7,526	29,738	37,264	6,567	30,697	21,646	2005
Camden Steeplechase	1,089	5,190	4,621	1,089	9,811	10,900	7,431	3,469		1994
Camden Stockbridge	5,071	22,693	1,183	5,071	23,876	28,947	5,746	23,201	14,332	2005
Camden Stonebridge	1,016	7,137	2,527	1,016	9,664	10,680	5,582	5,098		1993
Camden Stonecrest	3,954	22,021	2,117	3,954	24,138	28,092	5,289	22,803	16,920	2005
Camden Stoneleigh	3,498	31,285	1,670	3,498	32,955	36,453	6,276	30,177		2006
Camden Summerfield	14,659	48,404	141	14,659	48,545	63,204	7,486	55,718		2008
Camden Sweetwater	4,395	19,664	1,381	4,395	21,045	25,440	5,054	20,386		2005
Camden Touchstone	1,203	6,772	1,928	1,203	8,700	9,903	2,411	7,492		2005
Camden Travis Street	1,780	29,104	44	1,780	29,148	30,928	2,852	28,076	31,476	2010

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2011 (in thousands)	Schedule III

	00000	00000	00000	00000	00000	00000	00000	00000		00000	00000
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances		Year of Completion/ Acquisition
Camden Tuscany	$3,330	$36,466	$698	$3,330	$37,164	$40,494	$9,859	$30,635	$		2003
Camden Valley Park	3,096	14,667	11,947	3,096	26,614	29,710	19,016	10,694			1994
Camden Valleybrook	7,340	39,139	1,322	7,340	40,461	47,801	9,010	38,791			2005
Camden Vanderbilt	16,076	44,918	12,642	16,076	57,560	73,636	28,224	45,412		73,165	1994/1997
Camden Vineyards	4,367	28,494	1,085	4,367	29,579	33,946	8,965	24,981			2002
Camden Vintage	3,641	19,255	4,334	3,641	23,589	27,230	12,328	14,902			1998
Camden Westshore	1,734	10,819	5,869	1,734	16,688	18,422	9,845	8,577			1997
Camden Westview	1,031	7,932	4,172	1,031	12,104	13,135	8,224	4,911			1993
Camden Westwood	4,567	25,519	1,417	4,567	26,936	31,503	6,042	25,461		19,907	2005
Camden Whispering Oaks	1,188	26,242	70	1,188	26,312	27,500	4,162	23,338			2008
Camden Woods	2,693	19,930	8,012	2,693	27,942	30,635	16,448	14,187			1999
Camden World Gateway	5,785	51,821	1,598	5,785	53,419	59,204	10,856	48,348			2005

Total Current communities(1):	754,941	4,270,862	427,951	754,941	4,698,813	5,453,754	1,432,053	4,021,701		1,051,357

(1)	Current communities may include costs included in properties under development on the balance sheet as of December 31, 2011.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2011 (in thousands)	Schedule III

	00000	00000	00000	00000	00000	00000	00000	00000		00000	00000
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances		Year of Completion/ Acquisition
Lease-up & Construction communities:

Camden LaVina	$12,907	$41,852	$—	$12,907	$41,852	$54,759	$511	$54,248	$		N/A
Camden Summerfield II	4,459	19,840	—	4,459	19,840	24,299	150	24,149			N/A

Total Lease-up construction communities (2):	17,366	61,692	—	17,366	61,692	79,058	661	78,397		—

Communities under construction:
Camden City Centre II		10,148	—		10,148	10,148	—	10,148			N/A
Camden Montague		13,364	—		13,364	13,364	2	13,362			N/A
Camden NOMA		39,022	—		39,022	39,022	2	39,020			N/A
Camden Royal Oaks II		11,085	—		11,085	11,085	13	11,072			N/A
Camden Town Square		28,653	—		28,653	28,653	—	28,653			N/A
Camden Westchase Park		29,590	—		29,590	29,590	1	29,589			N/A

Total Construction communities (2):	—	131,862	—	—	131,862	131,862	18	131,844		—

Total Development Pipeline and Land Holdings (2)	—	151,576	—	—	151,576	151,576	67	151,509		—	N/A
Corporate	—	3,290	—	—	3,290	3,290	—	3,290		—	N/A

	$17,366	$348,420	—	17,366	$348,420	$365,786	$746	$365,040		—

TOTAL	$772,307	$4,619,282	$427,951	$772,307	$5,047,233	$5,819,540	$1,432,799	$4,386,741		$1,051,357

(2)	Lease-up/development communities may include costs included under buildings and improvements on the balance sheet as of December 31, 2011.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2011 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance, beginning of period	$5,647,677	$5,461,626	$5,455,834
Additions during period:
Acquisition	—	238,885	—
Development	180,028	21,798	36,495
Improvements	61,037	44,405	35,377
Classification from held for sale	—	—	9,518
Deductions during period:
Cost of real estate sold contributed to joint venture	(12,578)	(119,037)	(3,345)
Cost of real estate sold – other	(32,673)	—	—
Impairment	—	—	(72,253)
Classification to held for sale	(23,951)	—	—

Balance, end of period	$5,819,540	$5,647,677	$5,461,626

The changes in accumulated depreciation for the years ended December 31:
	2011	2010	2009
Balance, Beginning of period	$1,292,924	$1,149,056	$981,049
Depreciation	171,009	166,867	170,480
Real Estate sold	(18,877)	(22,999)	(2,473)
Transferred to held for sale	(12,257)	—	—

Balance, end of period	$1,432,799	$1,292,924	$1,149,056

The aggregate cost for federal income tax purposes at December 31, 2011 was $5.0 billion.