Form 10-Q
period 2012-03-31
CAMDEN PROPERTY TRUST
filed 2012-04-27
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 20, 2012, 80,288,134 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2012	December 31, 2011
Assets
Real estate assets, at cost
Land	$868,964	$768,016
Buildings and improvements	5,068,560	4,751,654
	5,937,524	5,519,670
Accumulated depreciation	(1,458,451)	(1,432,799)
Net operating real estate assets	4,479,073	4,086,871
Properties under development, including land	301,282	299,870
Investments in joint ventures	49,436	44,844
Properties held for sale	—	11,131
Total real estate assets	4,829,791	4,442,716
Accounts receivable – affiliates	29,742	31,035
Other assets, net	89,706	88,089
Cash and cash equivalents	49,702	55,159
Restricted cash	5,074	5,076
Total assets	$5,004,015	$4,622,075
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,380,952	$1,380,755
Secured	1,050,154	1,051,357
Accounts payable and accrued expenses	105,370	93,747
Accrued real estate taxes	17,991	21,883
Distributions payable	47,594	39,364
Other liabilities	90,423	109,276
Total liabilities	2,692,484	2,696,382
Commitments and contingencies
Perpetual preferred units	—	97,925
Equity
Common shares of beneficial interest; $0.01 par value per share; 100,000 shares authorized; 94,927 and 87,377 issued; 91,957 and 84,517 outstanding at March 31, 2012 and December 31, 2011, respectively	919	845
Additional paid-in capital	3,327,961	2,901,024
Distributions in excess of net income attributable to common shareholders	(648,074)	(690,466)
Treasury shares, at cost (12,100 and 12,509 common shares at March 31, 2012 and December 31, 2011, respectively)	(437,215)	(452,003)
Accumulated other comprehensive loss	(675)	(683)
Total common equity	2,242,916	1,758,717
Noncontrolling interests	68,615	69,051
Total equity	2,311,531	1,827,768
Total liabilities and equity	$5,004,015	$4,622,075
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Property revenues
Rental revenues	$153,719	$135,835
Other property revenues	24,932	21,767
Total property revenues	178,651	157,602
Property expenses
Property operating and maintenance	49,219	44,806
Real estate taxes	18,371	17,344
Total property expenses	67,590	62,150
Non-property income
Fee and asset management	2,923	1,838
Interest and other income (loss)	(688)	4,771
Income on deferred compensation plans	7,786	5,954
Total non-property income	10,021	12,563
Other expenses
Property management	5,284	5,319
Fee and asset management	1,743	1,220
General and administrative	8,679	9,788
Interest	26,683	29,737
Depreciation and amortization	50,118	45,851
Amortization of deferred financing costs	912	1,527
Expense on deferred compensation plans	7,786	5,954
Total other expenses	101,205	99,396
Gain on sale of unconsolidated joint venture interests	—	1,136
Gain on acquisition of controlling interest in joint ventures	40,191	—
Equity in income of joint ventures	366	374
Income from continuing operations before income taxes	60,434	10,129
Income tax expense – current	(224)	(1,320)
Income from continuing operations	60,210	8,809
Income from discontinued operations	353	792
Gain on sale of discontinued operations, net of tax	32,541	—
Net income	93,104	9,601
Less income allocated to noncontrolling interests from continuing operations	(825)	(556)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	(670)	(9)
Less income allocated to perpetual preferred units	(776)	(1,750)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)	—
Net income attributable to common shareholders	$88,758	$7,286
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.70	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.40	0.01
Net income attributable to common shareholders	$1.10	$0.10
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.68	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.39	0.01
Net income attributable to common shareholders	$1.07	$0.10
Distributions declared per common share	$0.56	$0.49
Weighted average number of common shares outstanding – basic	79,885	71,906
Weighted average number of common shares outstanding – diluted	82,855	72,783
Net income attributable to common shareholders
Income from continuing operations	$60,210	$8,809
Less income allocated to noncontrolling interests from continuing operations	(825)	(556)
Less income allocated to perpetual preferred units	(776)	(1,750)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)	—
Income from continuing operations attributable to common shareholders	56,534	6,503
Income from discontinued operations, including gain on sale	32,894	792
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	(670)	(9)
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,224	783
Net income attributable to common shareholders	$88,758	$7,286
Condensed Consolidated Statements of Comprehensive Income:
Net income	$93,104	$9,601
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(503)
Reclassification of net losses on cash flow hedging activities	—	5,766
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	(3,309)
Reclassification of prior service cost on post retirement obligations	8	—
Comprehensive income	93,112	11,555
Less income allocated to noncontrolling interests from continuing operations	(825)	(556)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	(670)	(9)
Less income allocated to perpetual preferred units	(776)	(1,750)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)	—
Comprehensive income attributable to common shareholders	$88,766	$9,240
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			88,758			1,495	90,253	2,851
Other comprehensive income					8		8
Common shares issued	73	435,838					435,911
Net share awards		(9,110)		13,229			4,119
Employee stock purchase plan		148		170			318
Common share options exercised		510		1,389			1,899
Conversions of operating partnership units	2	(450)				448	—
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(46,366)			(2,379)	(48,745)
Redemption of perpetual preferred units								(100,000)
Other	(1)	1					—
March 31, 2012	$919	$3,327,961	$(648,074)	$(437,215)	$(675)	$68,615	$2,311,531	$—

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)
(Unaudited)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income			7,286			565	7,851	1,750
Other comprehensive income					1,954		1,954
Common shares issued	1	3,794					3,795
Net share awards	4	3,547					3,551
Employee stock purchase plan		33		788			821
Share awards placed into deferred plans	(2)	2					—
Common share options exercised		616					616
Conversions of operating partnership units		4				(4)	—
Cash distributions declared to perpetual preferred units								(1,750)
Cash distributions declared to equity holders			(35,709)			(1,231)	(36,940)
March 31, 2011	$827	$2,783,621	$(623,740)	$(460,467)	$(31,504)	$70,284	$1,739,021	$97,925
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$93,104	$9,601
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	50,304	46,593
Gain on acquisition of controlling interest in joint ventures	(40,191)	—
Gain on sale of discontinued operations, net of tax	(32,541)	—
Gain on sale of unconsolidated joint venture interests	—	(1,136)
Gain on sale of available-for sale investment	—	(4,301)
Distributions of income from joint ventures	1,024	1,321
Equity in income of joint ventures	(366)	(374)
Share-based compensation	3,005	2,777
Amortization of deferred financing costs	912	1,527
Net change in operating accounts and other	528	(1,601)
Net cash from operating activities	75,779	54,407
Cash flows from investing activities
Development and capital improvements	(60,269)	(23,141)
Acquisition of joint venture interests, net of cash acquired	(96,106)	—
Proceeds from sale of discontinued operations	54,125	—
Proceeds from sale of joint venture interests	—	19,310
Proceeds from sale of available-for-sale investment	—	4,510
Decrease in notes receivable – affiliates	—	3,279
Investments in joint ventures	(5,656)	(12,320)
Distributions of investments from joint ventures	2,620	1,208
Other	(183)	(622)
Net cash from investing activities	(105,469)	(7,776)
Cash flows from financing activities
Borrowings on unsecured line of credit	43,000	—
Repayments on unsecured line of credit	(43,000)	—
Repayment of notes payable	(273,809)	(89,128)
Proceeds from issuance of common shares	435,911	3,795
Redemption of perpetual preferred units	(100,000)	—
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(41,264)	(35,300)
Payment of deferred financing costs	(222)	(1,001)
Net decrease in accounts receivable – affiliates	1,294	1,922
Other	2,323	1,277
Net cash from financing activities	24,233	(118,435)
Net decrease in cash and cash equivalents	(5,457)	(71,804)
Cash and cash equivalents, beginning of period	55,159	170,575
Cash and cash equivalents, end of period	$49,702	$98,771
Supplemental information
Cash paid for interest, net of interest capitalized	$8,633	$19,352
Cash paid for income taxes	12	541
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$47,594	$38,662
Value of shares issued under benefit plans, net of cancellations	20,055	18,146
Conversion of operating partnership units to common shares	448	4
Accrual associated with construction and capital expenditures	12,504	4,987
Acquisition of joint venture interests, net of cash acquired, at fair value:
Assets acquired	399,306	—
Mortgage debt assumed	272,606	—
Other liabilities assumed	4,621	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2012, we owned interests in, operated, or were developing 204 multifamily properties comprising 69,111 apartment homes across the United States. Of the 204 properties, seven properties were under development, and when completed will consist of a total of 2,086 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the full year.

Allocations of Purchase Price. Upon acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value and the fair value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases at March 31, 2012 and 2011 was approximately $6.0 million and $1.7 million, respectively, and is included in other assets, net, in our condensed consolidated balance sheets. The unamortized value of above or below market leases at March 31, 2012 was $0.7 million and is included in other liabilities in our condensed consolidated balance sheets. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.

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

We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect on our consolidated financial position and results of operations.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.0 million for the three months ended March 31, 2012, and approximately $1.8 million for the three months ended March 31, 2011. Capitalized real estate taxes were approximately $0.8 million for the three months ended March 31, 2012, and approximately $0.4 million for the three months ended March 31, 2011.

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
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
Fair Value. For financial assets and liabilities recorded at fair value on a recurring or nonrecurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.
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
Recurring Fair Value Disclosures. The following describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis:
Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in other assets in our consolidated balance sheets.
Derivative Financial Instruments. The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including our own nonperformance risk and the respective counterparty's nonperformance risk. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
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
Financial Instrument Fair Value Disclosures. In calculating the fair value of our notes payable, interest rates and spreads reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above at “Asset Impairment.” The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 14, "Fair Value Disclosures" and the fair value discussion above for additional disclosures resulting from the adoption of this standard.
In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 requires all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequent to the issuance of ASU 2011-05, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” which indefinitely defers the ASU 2011-05 requirement for an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. We adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012, and these adoptions did not have a material effect on our financial statements.
In December 2011, the FASB issued Accounting Standards Update 2011-10 (“ASU 2011-10”), “Property Plant & Equipment (Topic 360): Derecognition of In-Substance Real Estate - a Scope Clarification.” ASU 2011-10 specifies when a parent ceases to have a controlling financial interest in a subsidiary which is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity would generally not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The new guidance is intended to emphasize the accounting for such transactions which is based upon substance over form. ASU 2011-10 is effective for us on July 1, 2012 and is not expected to have a material effect on our financial statements.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.4 million and 4.1 million for the three months ended March 31, 2012 and 2011, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$56,534	$6,503
Amount allocated to participating securities	(890)	(104)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	55,644	6,399
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,224	783
Net income attributable to common shareholders, as adjusted	$87,868	$7,182

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.70	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.40	0.01
Net income attributable to common shareholders, as adjusted – per share	$1.10	$0.10

Weighted average number of common shares outstanding – basic	79,885	71,906

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$55,644	$6,399
Income allocated to common units from continuing operations	700	10
Income from continuing operations attributable to common shareholders, as adjusted	56,344	6,409
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,224	783
Net income attributable to common shareholders, as adjusted	$88,568	$7,192

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.68	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.39	0.01
Net income attributable to common shareholders, as adjusted – per share	$1.07	$0.10

Weighted average number of common shares outstanding – basic	79,885	71,906
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	679	638
Common units	2,291	239
Weighted average number of common shares outstanding – diluted	82,855	72,783

4. Common Shares
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (“2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program terminated in the second quarter of 2011, and no further common shares are available for sale under the 2010 ATM program.

The following table presents activity under our 2010 ATM program for the period presented (in thousands, except per share amount):

Three Months Ended
March 31, 2011
Total net consideration	$3,794.6
Common shares sold	71.3
Average price per share	$54.06

In May 2011, we created a second ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determination of the appropriate sources of funding for us.

The following table presents activity under our 2011 ATM program for the period presented (in thousands, except per share amount):

Three Months Ended
March 31, 2012
Total net consideration	$44,291.7
Common shares sold	704.2
Average price per share	$63.89

As of March 31, 2012, we had common shares having an aggregate offering price of up to $160.6 million remaining available for sale under the 2011 ATM program. In April 2012, we issued 0.4 million common shares at an average price of $65.23 per share for total net consideration of approximately $27.6 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $132.6 million remaining available for sale under the 2011 ATM program. The registration statement under which the shares to be sold under the 2011 ATM program expires on May 20, 2012 and we cannot, therefore, sell shares under the 2011 ATM program after this date. We intend to create a new ATM program prior to the expiration of the 2011 ATM program under which we can sell common shares having an aggregate offering price of up to $300 million including the shares that remain unsold under the 2011 ATM program.

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures. See Note 6, “Property Acquisitions, Discontinued Operations, and Assets Held for Sale” for further discussion of this transaction.
5. Operating Partnerships

As of December 31, 2011, Camden Operating, L.P. (“Camden Operating” or the “operating partnership”) had 4.0 million 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units were payable quarterly in arrears. In February 2012, we redeemed all of these outstanding units at their redemption price of $25.00 per unit, or an aggregate of $100.0 million, plus accrued and unpaid distributions. In connection with this redemption, the unamortized issuance costs relating to these units of approximately $2.1 million were expensed in the first quarter of 2012.
We hold the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. During the first quarter of 2012, the remaining interests, comprising approximately 0.3 million units, were converted to approximately 0.2 million of our common shares, resulting in this entity being wholly-owned.
6. Property Acquisitions, Discontinued Operations, and Assets Held for Sale
Acquisitions. On January 25, 2012, we acquired the remaining 80% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities, containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California, becoming the sole owner of that portfolio. Selected data regarding this acquisition is presented below (in millions):

Cash consideration	$99.5
Fair value of our 20% ownership interest held before the acquisition	24.9
Debt assumed	272.6
Net other assets/liabilities acquired	1.1
Acquisition date fair value	$398.1

As of March 31, 2012, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of real estate and intangible assets, which may result in a change from the initial estimate. In accordance with the accounting guidance applicable to business combinations, we recorded the entire portfolio of assets and liabilities of these former joint ventures at their fair values as of the acquisition date, January 25, 2012.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired:
Buildings and improvements	$292.4
Land	96.2
Cash	3.4
Restricted cash	0.7
Intangible and other assets	10.0
Total assets acquired	$402.7

Liabilities assumed:
Mortgage debt (1)	$272.6
Other liabilities	4.6
Total liabilities assumed	$277.2
Net assets acquired	$125.5
(1) Mortgage debt assumed was subsequently repaid in January 2012 at face value.

The related assets, liabilities, and results of operations for these former joint ventures are included in the consolidated financial statements from the date of acquisition, January 25, 2012. There was no contingent consideration associated with this acquisition. As a result of acquiring the remaining 80% interest in these joint ventures, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $40.2 million. The fair value of the equity interest was determined utilizing the consideration paid for the acquired 80% ownership interest.
The twelve acquired former joint ventures discussed above contributed revenues of approximately $8.7 million and property expenses of approximately $3.6 million, from their respective consolidation dates through March 31, 2012.
The following unaudited pro forma summary presents consolidated information assuming the acquisition of control of the twelve joint ventures had occurred on January 1, 2011.

	Pro Forma Three Months Ended March 31,
(in thousands)	2012	2011
	(unaudited)
Property revenues	$181,598	$168,581
Property expenses	68,759	67,070
	$112,839	$101,511
Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2012, income from discontinued operations included the results of operations of three operating properties, containing 1,033 apartment homes, sold in the first quarter of 2012. We had no assets classified as held for sale as of March 31, 2012.

For the three months ended March 31, 2011, income from discontinued operations also included the results of operations of two operating properties, containing 788 apartment homes, sold in December 2011.

The following is a summary of income from discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2012	2011
Property revenues	$1,209	$3,545
Property expenses	670	1,782
	539	1,763
Depreciation and amortization	186	971
Income from discontinued operations	$353	$792

7. Investments in Joint Ventures
As of March 31, 2012, our equity investments in unconsolidated joint ventures consisted of five joint ventures, with our ownership percentages ranging from 15% to 50%. We utilize the equity method of accounting to account for transactions related to these investments. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	March 31, 2012	(1)	December 31, 2011
Total assets	$1,084.1		$1,394.9
Total third-party debt	852.9		1,093.9
Total equity	204.6		261.6

	Three Months Ended
	March 31,
	2012	2011
Total revenues (2)	$40.5	$33.0
Net loss	(1.7)	(2.6)
Equity in income (3)	0.4	0.4

(1)
In January 2012, as a result of our purchase of the remaining 80% ownership interest in previously unconsolidated joint ventures, we consolidated twelve joint ventures previously accounted for in accordance with the equity method. Refer to Note 6, "Property Acquisitions, Discontinued Operations, and Assets Held for Sale," for further discussion of the acquisition.

(2)
Approximately $2.9 million of revenues for the three months ended March 31, 2011 relates to discontinued operations within one of our unconsolidated joint ventures resulting from the sale of four operating properties in the fourth quarter of 2011.

(3)	Equity in income excludes our ownership interest of fee income from various property management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of March 31, 2012, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.7 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In January 2012, one of our discretionary investment funds acquired a multifamily property comprising of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida. The fund intends to utilize this land for development of a multifamily apartment community.

8. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	March 31, 2012	December 31, 2011
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—

Senior unsecured notes
5.93% Notes, due 2012	189.6	189.6
5.45% Notes, due 2013	199.8	199.7
5.08% Notes, due 2015	249.4	249.3
5.75% Notes, due 2017	246.2	246.2
4.70% Notes, due 2021	248.6	248.6
5.00% Notes, due 2023	247.3	247.3
	1,380.9	1,380.7

Total unsecured notes payable	1,380.9	1,380.7

Secured notes
0.89% – 6.00% Conventional Mortgage Notes, due 2012 – 2045	1,011.5	1,012.3
1.32% Tax-exempt Mortgage Note due 2028	38.7	39.1
	1,050.2	1,051.4
Total notes payable	$2,431.1	$2,432.1

Floating rate tax-exempt debt included in secured notes (1.32%)	$38.7	$39.1
Floating rate debt included in secured notes (0.89% – 1.69%)	206.5	206.4

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of existing banks to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2012, we had outstanding letters of credit totaling approximately $10.4 million, leaving approximately $489.6 million available under our unsecured line of credit.

At March 31, 2012 and 2011, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit, was approximately 1.1% and 1.3%, respectively.

Our indebtedness, including our unsecured line of credit, had a weighted average maturity of 6.5 years at March 31, 2012. Scheduled repayments on outstanding debt including all contractual extensions which have been exercised, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at March 31, 2012 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2012	$293.2	5.2%
2013	228.0	5.4%
2014	11.0	6.0%
2015	252.4	5.1%
2016 (1)	2.6	—%
2017 and thereafter	1,643.9	4.6%
Total	$2,431.1	4.8%

(1) Includes only scheduled principal amortizations.

9. Derivative Financial Instruments and Hedging Activities
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

Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion of designated hedges was ineffective during the three months ended March 31, 2011. We did not have any designated hedges during the three months ended March 31, 2012.

Non-designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income.

As of March 31, 2012, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$175.0	million
Interest Rate Swap	1	$500.0	million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 (in millions):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$11.6	Other Liabilities	$16.6
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011 (in millions):

Effect of Derivative Instruments

Three Months Ended
March 31,
	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Statements of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest Rate Swaps (1)	$—	$(0.5)	Interest expense	$—	$5.8	N/A	$—	$—

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Statements of Income	Amount of (Loss) Recognized in Statements of Income
		2012	2011
Interest Rate Cap	Other income/(loss)	$—	$—
Interest Rate Swap	Other income/(loss)	$(0.7)	N/A

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.

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

At March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $13.3 million. As of March 31, 2012, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at March 31, 2012, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $13.3 million.

10. Share-based Compensation
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

At March 31, 2012 approximately 8.0 million fungible units were available under the 2011 Share Plan, which results in approximately 2.3 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. Approximately 0.2 million options were exercised during each of the three months ended March 31, 2012 and 2011, at prices ranging from $30.06 to $48.02 per option. The total intrinsic value of options exercised during each of the three months ended March 31, 2012 and 2011 was approximately $3.7 million. As of March 31, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next two years. At March 31, 2012, outstanding options and exercisable options had a weighted average remaining life of approximately 4.4 years and 3.6 years respectively.

The following table summarizes outstanding share options and exercisable options at March 31, 2012:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	414,656	$32.06	218,853	$33.86
$42.90-$45.53	466,060	44.32	447,429	44.34
$48.02-$73.32	248,440	52.43	175,330	54.27
Total options	1,129,156	$41.61	841,612	$43.68

(1)
The aggregate intrinsic value of outstanding and exercisable options at March 31, 2012 were $27.4 million and $18.7 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $65.75 per share on March 31, 2012 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2012.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At March 31, 2012, the unamortized value of previously issued unvested share awards was approximately $43.3 million which is expected to be amortized over the next five years. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was approximately $12.7 million and $10.6 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.2 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively. Total capitalized compensation cost for option and share awards was approximately $0.3 million for each of the three months ended March 31, 2012 and 2011.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2012:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Total options and nonvested share awards outstanding at December 31, 2011	1,339,536	$42.27	818,754	$46.88
Granted	—	—	321,148	63.15
Exercised/vested	(180,650)	43.12	(260,328)	48.62
Forfeited	(29,730)	62.32	(4,726)	47.45
Net activity	(210,380)		56,094
Total options and nonvested share awards outstanding at March 31, 2012	1,129,156	$41.61	874,848	$52.33

11. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Change in assets:
Other assets, net	$(62)	$3,633
Change in liabilities:
Accounts payable and accrued expenses	9,549	831
Accrued real estate taxes	(4,244)	(5,753)
Other liabilities	(4,912)	(381)
Other	197	69
Change in operating accounts/other	$528	$(1,601)

12. Commitments and Contingencies
Construction Contracts. As of March 31, 2012, we had approximately $128.8 million of additional expected costs to complete our construction projects currently under development. We expect to fund these amounts through a combination of available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of two apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. Each condominium association of those projects has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and an alleged failure to comply with building codes.

The two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. These lawsuits are in a very early stage and no significant discovery has been conducted. While we have denied liability to the associations, it is not possible to determine the potential outcome nor is it possible to estimate a range of the amount of loss, if any, that would be associated with any potential adverse decision as these matters are in a very early stage of litigation.

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

Lease Commitments. At March 31, 2012, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.6 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Minimum annual rental commitments for the remainder of 2012 are $1.8 million, and for the years ending December 31, 2013 through 2016 are approximately $2.4 million, $2.2 million, $1.4 million, and $0.2 million, respectively, and $0.7 million in the aggregate thereafter.

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

We have two discretionary investment funds, to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the funds for development. As of December 31, 2011, one of our funds was closed for future investments as the 90% threshold for committed capital was invested. Subsequent to quarter end, the investment period of our remaining fund was extended to the earlier of (i) December 31, 2012, or (ii) such time as 85% of the fund's committed capital is invested. The investment period is extended exclusively for acquisitions of designated development properties.

13. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margins taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011. Income taxes for the three months ended March 31, 2011 included approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment. Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2012.

14. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 under the fair value hierarchy discussed in Footnote 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$40.0	$—	$—	$40.0	$41.0	$—	$—	$41.0
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$11.6	$—	$11.6	$—	$16.6	$—	$16.6
(1) The balance at March 31, 2012 also reflects approximately $9.3 million of participant withdrawals from our deferred compensation plan investment during the quarter.

Financial Instrument Fair Value Disclosures. As of March 31, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.
The following table presents the carrying and estimated fair value of our notes payable at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,185.9	$2,309.1	$2,186.6	$2,304.4
Floating rate notes payable	245.2	233.1	245.5	233.6
Non-recurring Fair Value Disclosures. There were no events during the three months ended March 31, 2012 or 2011 which required fair value adjustments of our non-financial assets and non-financial liabilities.

15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the three months ended March 31:

(in thousands)	2012	2011
Net income attributable to common shareholders	$88,758	$7,286
Transfers from the noncontrolling interests:
Increase (decrease) in equity for conversion of operating partnership units	(448)	4
Change in common equity and net transfers from noncontrolling interests	$88,310	$7,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•	volatility in capital and credit markets, or other unfavorable changes in economic conditions could adversely impact us;

•	short-term leases expose us to the effects of declining market rents;

•	we face risks associated with land holdings and related activities;

•	difficulties of selling real estate could limit our flexibility;

•	we could be negatively impacted by the condition of Fannie Mae or Freddie Mac;

•	compliance or failure to comply with laws , including those requiring access to our properties by disabled persons, could result in substantial cost;

•	competition could limit our ability to lease apartments or increase or maintain rental income;

•	development and construction risks could impact our profitability;

•	our acquisition strategy may not produce the cash flows expected;

•	competition could adversely affect our ability to acquire properties;

•	losses from catastrophes may exceed our insurance coverage;

•	investments through joint ventures involve risks not present in investments in which we are the sole investor;

•	we face risks associated with investments in and management of discretionary funds;

•	tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	we depend on our key personnel;

•	changes in litigation risks could affect our business;

•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	we have significant debt, which could have important adverse consequences;

•	we may be unable to renew, repay, or refinance our outstanding debt;

•	variable rate debt is subject to interest rate risk;

•	we may incur losses on interest rate hedging arrangements;

•	issuances of additional debt may adversely impact our financial condition;

•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	our share price will fluctuate; and

•	the form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic or other considerations.

These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of March 31, 2012, we owned interests in, operated, or were developing 204 multifamily properties comprising 69,111 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.

Property Operations
Our results for the three months ended March 31, 2012 reflect an increase in rental revenue as compared to the same period in 2011, which we believe was primarily due to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decrease in home ownership rates, which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 6.8% for the first quarter of 2012, as compared to the same period in 2011. We believe economic and employment conditions will improve during 2012 and the supply of new multifamily homes will continue to be modest. However, we believe significant risks to the economy remain prevalent, and while there have been slight increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions in the United States were to worsen, our operating results could be adversely affected.

Development Activity
During the three months ended March 31, 2012, we completed construction of three development projects containing 711 units. At March 31, 2012, we had a total of seven development projects under construction containing 2,086 units including two development projects in our discretionary funds, in which we have a 20% ownership interest, with initial occupancy expected between 2012 and 2014. Excluding the two development projects in our discretionary funds, containing 520 units, we have remaining expected costs to complete of approximately $128.8 million on the five consolidated projects as of March 31, 2012.

Acquisitions and Dispositions

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt of these joint ventures. The joint ventures own twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California. As a result of acquiring the remaining 80% interest in these former joint ventures, we recognized a gain of approximately $40.2 million which represented the difference between the fair market value of our previously owned equity interests and its cost basis.
In January 2012, we sold one property consisting of 357 units located in Phoenix, Arizona for approximately $24.5 million. In March 2012, we sold two properties consisting of 676 units located in Orlando, Florida and Houston, Texas for approximately $31.1 million. We recognized a gain of approximately $32.5 million on the sale of these properties.

In January 2012, one of our funds acquired a multifamily property comprised of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida. The fund intends to utilize this land for development of a multifamily apartment community.
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

As of March 31, 2012, we had approximately $49.7 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. We believe payments on debt maturing in 2012 are manageable at $293.2 million, which represents approximately 12% of our total outstanding debt. Included in these maturities are four debt instruments of approximately $101.0 million which have automatic one year extensions which we may or may not exercise at our election. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions where we believe prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2012		December 31, 2011
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas (1)	9,002	26	9,354	26
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	5,979	15	5,979	15
Tampa, Florida	5,953	13	5,953	13
Washington, D.C. Metro	5,791	17	5,604	16
Orlando, Florida	3,764	9	3,564	9
Charlotte, North Carolina	3,574	15	3,574	15
Atlanta, Georgia	3,546	12	3,546	12
Austin, Texas	3,222	10	3,222	10
Raleigh, North Carolina	3,054	8	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,171	7	2,171	7
Phoenix, Arizona	2,076	7	2,433	8
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,680	12	4,680	12
Total Operating Properties	67,025	197	66,997	196
Properties Under Development
Washington, D.C. Metro	596	2	783	3
Tampa, Florida	540	2	540	2
Orlando, Florida	438	1	858	2
Houston, Texas	268	1	372	2
Austin, Texas	244	1	244	1
Total Properties Under Development	2,086	7	2,797	10
Total Properties	69,111	204	69,794	206
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	3,152	10	4,368	13
Las Vegas, Nevada	3,098	14	4,047	17
Austin, Texas	1,613	5	1,613	5
Dallas, Texas	1,250	3	1,706	4
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	—	—
Atlanta, Georgia	344	2	344	2
Denver, Colorado	320	1	320	1
Washington, D.C. Metro	276	1	276	1
Phoenix, Arizona	—	—	992	4
Los Angeles/Orange County, California	—	—	421	1
Other	2,841	8	2,841	8
Total Joint Venture Properties	13,694	46	17,378	57
Total Properties Fully Consolidated	55,417	158	52,416	149

(1)	Includes a fully consolidated joint venture: Camden Travis Street, of which we hold a 25% ownership.

(2)	Refer to Note 7, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. No consolidated development properties reached stabilization during the three months ended March 31, 2012.

Acquisitions and Dispositions

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt of these joint ventures. The joint ventures own twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California. As a result of acquiring the remaining 80% interest in these former joint ventures, we recognized a gain of approximately $40.2 million which represented the difference between the fair market value of our previously owned equity interests and its cost basis.
In January 2012, we sold a property consisting of 357 units located in Phoenix, Arizona for approximately $24.5 million. In March 2012, we sold two properties consisting of 676 units located in Orlando, Florida and Houston, Texas for approximately $31.1 million. We recognized a gain of approximately $32.5 million on the sale of these properties.

In January 2012, one of our funds acquired a multifamily property comprised of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida. The fund intends to utilize this land for development of a multifamily apartment community.
Development and Lease-Up Properties
At March 31, 2012, we had three completed properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 4/22/12	Date of Construction Completion	Estimated Date of Stabilization
Camden LaVina
Orlando, FL	420	$55.4	67%	1Q12	1Q13
Camden Summerfield II
Landover, MD	187	24.9	72%	1Q12	4Q12
Camden Royal Oaks II
Houston, TX	104	12.4	21%	1Q12	3Q13
Total	711	$92.7
At March 31, 2012, we had five consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Montague (1)
Tampa, FL	192	$23.0	$18.3	$9.7	3Q12	4Q12
Camden Westchase Park (1)
Tampa, FL	348	52.0	38.5	34.0	1Q13	4Q13
Camden Town Square
Orlando, FL	438	66.0	43.2	43.2	3Q13	4Q14
Camden City Center II
Houston, TX	268	36.0	11.9	11.9	2Q13	3Q14
Camden NOMA
Washington, D. C. Metro	320	110.0	46.3	46.3	2Q14	2Q15
Total	1,566	$287.0	$158.2	$145.1

(1)	Property in lease-up as of March 31, 2012.

Our condensed consolidated balance sheet at March 31, 2012 included approximately $301.3 million related to properties under development and land. Of this amount, approximately $145.1 million related to our projects currently under development. In addition, we had approximately $156.2 million primarily invested in land held for future development, which included approximately $98.8 million related to projects we expect to begin constructing during the next two years, and approximately $57.4 million related to land tracts which we may develop in the future.

At March 31, 2012, we had investments in unconsolidated joint venture properties in various stages of construction as follows:

($ in millions) Property and Location	Ownership %	Number of Apartment Homes	Total Cost Incurred
Under Construction:
Camden Amber Oaks II (1)
Austin, TX	20%	244	$14.7
Camden South Capitol
Washington, DC	20%	276	35.7
Total		520	$50.4

(1)	Property in lease-up as of March 31, 2012.

Refer to Note 7, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2012 and 2011 are as follows:

($ in thousands)	Three Months Ended March 31,
	2012	2011
Average monthly property revenue per apartment home	$1,137	$1,071
Annualized total property expenses per apartment home	$5,162	$5,067
Weighted average number of operating apartment homes owned 100%	52,376	49,060
Weighted average occupancy of operating apartment homes owned 100% *	94.8%	94.0%
 * Our one student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2012 as compared to the same period in 2011:

($ in thousands)	Apartment Homes At 3/31/12	Three Months Ended March 31,		Change
		2012	2011	$	%
Property revenues:
Same store communities	47,724	$162,171	$151,866	$10,305	6.8%
Non-same store communities	5,416	13,532	4,506	9,026	200.3
Development and lease-up communities	2,277	1,203	—	1,203	—
Other	—	1,745	1,230	515	41.9
Total property revenues	55,417	$178,651	$157,602	$21,049	13.4%
Property expenses:
Same store communities	47,724	$61,066	$59,610	$1,456	2.4%
Non-same store communities	5,416	5,083	1,430	3,653	255.5
Development and lease-up communities	2,277	523	—	523	—
Other	—	918	1,110	(192)	(17.3)
Total property expenses	55,417	$67,590	$62,150	$5,440	8.8%
Same store communities are communities we owned and were stabilized as of January 1, 2011, excluding properties held for sale and communities under major redevelopment. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2011 or communities which underwent major redevelopment after January 1, 2011, excluding properties held for sale. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2011, excluding properties held for sale and communities under major redevelopment. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development.
Same store analysis
Same store property revenues increased approximately $10.3 million, or 6.8%, during the three months ended March 31, 2012 as compared to the same period in 2011. Same store rental revenues for the three months ended March 31, 2012 increased approximately $8.7 million as compared to the same period in 2011 due to a 5.4% increase in average rental rates and a 0.9% increase in average occupancy for our same store portfolio. During the three months ended March 31, 2012, average rental rates on new leases were 3.1% higher than expiring lease rates and average renewal rates were 8.0% higher than expiring lease rates. We believe the increases to rental revenue were due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $1.6 million increase in other property revenue during the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $1.5 million, or 2.4%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in same store property expenses was primarily due to increases in utility expenses relating to costs associated with our utility rebilling programs and higher water costs, as well as higher salaries and benefit expenses due to increases in annual compensation and higher benefit costs. The increase was also due to slightly higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities, offset partially by refunds received on successful protests of prior year tax assessments. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the three months ended March 31, 2012 increased approximately $1.2 million, or 2.1%, as compared to the same period in 2011.

Non-same store and development and lease-up analysis
Property revenues from non-same store and development and lease-up communities increased approximately $10.2 million for the three months ended March 31, 2012, as compared to the same period in 2011. Property expenses from non-same store and development and lease-up communities increased approximately $4.2 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increases during the period were primarily due to approximately $8.7 million of revenues and approximately $3.6 million of expenses recognized during the three months ended March 31, 2012 related to twelve joint venture communities we consolidated during January 2012, which were previously accounted for in accordance with the equity method of accounting. The increases were also related to the completion and partial lease-up of three properties in our development pipeline during the first quarter of 2012.

Other property analysis
Other property revenues increased approximately $0.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. This increase is primarily due to revenues of approximately $0.4 million from above and below market lease amortization related to the acquisition of the twelve joint venture communities during January 2012.

Other property expenses decreased approximately $0.2 million for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily related to a decrease in property taxes expensed on two land holdings for projects which we intend to commence development on in 2012. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%
Fee and asset management	$2,923	$1,838	$1,085	59.0%
Interest and other income (loss)	(688)	4,771	(5,459)	(114.4)
Income on deferred compensation plans	7,786	5,954	1,832	30.8
Total non-property income	$10,021	$12,563	$(2,542)	(20.2)%

Fee and asset management income increased approximately $1.1 million for the three month period ended March 31, 2012 as compared to the same period in 2011. This increase was primarily due to an increase in property management, development and construction fees due to acquisitions completed and development communities started by our funds in 2011 and 2012. This increase was partially offset by a decrease in property management fees due to our consolidation of twelve joint venture communities, which were previously accounted for in accordance with the equity method of accounting. The increase was further offset by a decreased level of third-party construction activities for the three months ended March 31, 2012 as compared to the same period in 2011.

Interest and other income (loss) decreased approximately $5.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily due to approximately $4.3 million recognized during the three months ended March 31, 2011 relating to the sale of an available-for-sale investment. The decrease was also due to net losses on an interest rate swap of approximately $0.7 million recognized during the three months ended March 31, 2012.

Income on deferred compensation plans increased approximately $1.8 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increase primarily related to the performance of the investments held in deferred compensation plans for plan participants, and were directly offset by the expense related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%
Property management	$5,284	$5,319	$(35)	(0.7)%
Fee and asset management	1,743	1,220	523	42.9
General and administrative	8,679	9,788	(1,109)	(11.3)
Interest	26,683	29,737	(3,054)	(10.3)
Depreciation and amortization	50,118	45,851	4,267	9.3
Amortization of deferred financing costs	912	1,527	(615)	(40.3)
Expense on deferred compensation plans	7,786	5,954	1,832	30.8
Total other expenses	$101,205	$99,396	$1,809	1.8%

Property management expense, which represents regional supervision and accounting costs related to property operations, was relatively flat during the three months ended March 31, 2012 as compared to the same period in 2011. Property management expenses were approximately 3.0% of total property revenues for the three months ended March 31, 2012 and approximately 3.4% for the three months ended March 31, 2011.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint venture communities, increased approximately $0.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. This increase was primarily due to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012. This increase was partially offset by a decrease in expenses resulting from our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting.

General and administrative expense decreased approximately $1.1 million for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease during the three months ended March 31, 2012 was primarily due to approximately $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011. This decrease was partially offset by an increase in salaries, benefits and incentive compensation and an increase in other professional fees during the three months ended March 31, 2012 as compared to the same period in 2011. Excluding the $2.1 million one-time bonus award in 2011, general and administrative expenses were 4.8% and 4.7% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2012 and 2011, respectively.

Interest expense for the three months ended March 31, 2012 decreased approximately $3.1 million, as compared to the same period in 2011. This decrease was primarily due to the retirement of unsecured notes payable during 2011 and the repayment of our $500 million term loan in June 2011. Additionally, the decrease was due to higher capitalized interest of approximately $1.2 million during the three months ended March 31, 2012, as compared to the same period in 2011, due to higher average balances in our development pipeline. These decreases were partially offset by an increase in interest expense related to our issuance of $500 million senior unsecured notes completed in June 2011.

Depreciation and amortization increased approximately $4.3 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the consolidation of twelve joint venture communities in January 2012, which were previously accounted for using the equity method of accounting. The increase was also due to the completion of units in our development pipeline and an increase in capital improvements placed in service during 2011 and 2012.

Amortization of deferred financing costs decreased approximately $0.6 million for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily due to lower amortization of financing costs relating to our $500 million unsecured credit facility as a result of our renegotiation of the terms of our credit facility in September 2011. The decrease was also due to lower amortization of deferred financing costs associated with the $500 million term loan repaid in June 2011. These decreases were partially offset by an increase in financing costs incurred on the issuance of $500 million senior unsecured notes completed in June 2011.

Expense on deferred compensation plans increased approximately $1.8 million for the three months ended March 31, 2012 as compared to the same period in 2011. This increase primarily related to the performance of the investments held in deferred compensation plans for plan participants, and were directly offset by the income related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2012	2011	$	%
Gain on sale of unconsolidated joint venture interests	$—	$1,136	$(1,136)	*
Gain on acquisition of controlling interest in joint ventures	40,191	—	40,191	*
Equity in income of joint ventures	366	374	(8)	(2.1)%
Income tax expense – current	(224)	(1,320)	1,096	(83.0)

*	Not a meaningful percentage.

Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the three months ended March 31, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.

On January 25, 2012, we acquired the remaining 80% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern

California, becoming the sole owner of the portfolio. We acquired these interests for a cash price of $99.5 million and the assumption and repayment of existing mortgage debt in the amount of $272.6 million; the acquisition and debt repayment was funded with net proceeds raised through a public equity offering in January 2012. We had previously owned a 20% interest in each of these joint ventures since their formation in 2005 and accounted for the joint ventures under the equity method. The joint ventures are now 100% owned by us and the related assets, liabilities, and results of their operations are included in the consolidated financial statements from the date of acquisition. As a result of acquiring the remaining 80% interests in these joint ventures, we recorded a gain of approximately $40.2 million which represented the difference between the fair market value of our previously owned equity interests and their cost basis.

Equity in income of joint ventures was relatively flat during the three months ended March 31, 2012 as compared to the same period in 2011. Equity in income decreased approximately $0.4 million during the three months ended 2012 as compared to the same period in 2011 due to the sale of our ownership interests in two unconsolidated operating joint ventures in March 2011, the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011, and the consolidation of twelve operating joint ventures in January 2012 which were previously accounted for in accordance with the equity method of accounting. These decreases were offset by an increase of approximately $0.4 million in earnings recognized by the funds and other unconsolidated joint ventures during the three months ended March 31, 2012 as compared to the same period in 2011. This increase was due to an increase in rental income from the stabilized operating joint venture properties and increases in earnings relating to acquisitions of fifteen operating properties by the funds during the second half of 2011.

Income tax expense decreased approximately $1.1 million during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of an available-for-sale investment during the first quarter of 2011 by one of our taxable REIT subsidiaries. This decrease was also due to a decrease in taxable income during the three months ended March 31, 2012, related to our third-party construction activities conducted in one of our taxable REIT subsidiaries.

Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help one compare the operating performance of a company’s real estate investments between periods or as compared to different companies.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Funds from operations
Net income attributable to common shareholders	$88,758	$7,286
Real estate depreciation and amortization, including discontinued operations	49,195	45,574
Adjustments for unconsolidated joint ventures	2,275	2,006
Gain on sale of unconsolidated joint venture interests	—	(1,136)
Gain on acquisition of controlling interests in joint ventures	(40,191)	—
Gain on sale of discontinued operations, net of tax	(32,541)	—
Income allocated to noncontrolling interests	1,093	383
Funds from operations – diluted	$68,589	$54,113

Weighted average shares – basic	79,885	71,906
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	679	638
Common units	2,291	2,477
Weighted average shares – diluted	82,855	75,021

Liquidity and Capital Resources
Financial Condition and Sources of Liquidity
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:

•	extending and sequencing the maturity dates of our debt where practicable;

•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;

•	maintaining what management believes to be conservative coverage ratios; and

•	using what management believes to be a prudent combination of debt equity.

Our interest expense coverage ratio, net of capitalized interest, was approximately 3.7 times for the three months ended March 31, 2012, and approximately 2.9 times for the three months ended March 31, 2011. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 73.4% and 71.2% of our properties (based on invested capital) were unencumbered as of March 31, 2012 and 2011, respectively. Our weighted average maturity of debt, including our line of credit, was approximately 6.5 years at March 31, 2012.

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

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2012 and 2011.

Net cash from operating activities was approximately $75.8 million during the three months ended March 31, 2012 as compared to approximately $54.4 million for the same period in 2011. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our same store communities and the growth in non-same store communities as we consolidated twelve joint ventures in the first quarter of 2012. This increase in revenues was partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of these twelve joint ventures. See further discussions of our 2012 operations as compared to 2011 in “Results of Operations.”

Net cash used in investing activities during the three months ended March 31, 2012 totaled $105.5 million as compared to $7.8 million during the three months ended March 31, 2011. Cash outflows for property development and capital improvements were approximately $60.3 million during the three months ended March 31, 2012 as compared to approximately $23.1 million for the same period in 2011 due primarily to an increase in construction and development activity in the first quarter of 2012 as compared to the first quarter of 2011. Additional cash outflows during the three months ended March 31, 2012 related to the acquisition of controlling interests in twelve joint ventures, net of cash acquired, of approximately $96.1 million, and outflows for investments in joint ventures of approximately $5.7 million primarily relating to one acquisition by one of our funds, in which we own a 20% interest. During the three months ended March 31, 2011, cash outflows for investments in joint ventures of approximately $12.3 million were due to three acquisitions completed by one of our funds. The outflows during the three months ended March 31, 2012 were partially offset by proceeds of $54.1 million from the sale of three operating properties and by distributions from our joint ventures of approximately $2.6 million. During the three months ended March 31, 2011, we received proceeds of approximately $19.3 million from the sale of our interest in three unconsolidated joint venture communities, and $4.5 million from the sale of our available-for-sale investment. The outflows during the three months ended March 31, 2011 were further offset by payments received on notes receivable from affiliates of approximately $3.3 million and approximately $1.2 million in distributions of investments from our joint ventures.

Net cash provided by financing activities totaled approximately $24.2 million for the three months ended March 31, 2012 as compared to net cash used in financing activities of $118.4 million during the same period in 2011. During the three months ended March 31, 2012, net proceeds of approximately $435.9 million were received from the issuance of 7.3 million shares from an equity offering and our at-the-market ("ATM") share offering program. The inflow during the three months ended March 31, 2012 was offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of twelve joint ventures we acquired in January 2012, $1.2 million used to repay scheduled secured notes, $100.0 million used to redeem our perpetual preferred units and approximately $41.3 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During the three months ended March 31, 2011, approximately $88.0 million was used to repay maturing outstanding unsecured notes payable, and approximately $35.3 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. These 2011 cash outflows were partially offset by approximately $3.8 million in proceeds from the issuance of 0.1 million common shares under our 2010 ATM program, and approximately $1.9 million in proceeds received from participant withdrawals from one of our deferred compensation plans.

Financial Flexibility

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend to September 2016. Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of existing banks to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations, all of which we are in compliance.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2012, we had outstanding letters of credit totaling approximately $10.4 million, leaving approximately $489.6 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our declaration of trust provides we may issue up to 110.0 million shares of beneficial interest, consisting of 100.0 million common shares and 10.0 million preferred shares. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures. See Note 6, "Property Acquisitions, Discontinued Operations, and Assets Held for Sale” for further discussion of this transaction.
In May 2011, we created a second ATM share offering program through which we can sell common shares having an aggregate offering price of up to $300 million (“2011 ATM program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions. We may, but have no obligation to, sell common shares through the 2011 ATM program in amounts and at times as we determine. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determination of the appropriate sources of funding for us. As of the date of this filing, we had common shares having an aggregate offering price of up to $132.6 million remaining available for sale under the 2011 ATM program. The registration statement under which the shares to be sold under the 2011 ATM program expires on May 20, 2012 and we cannot, therefore, sell shares under the 2011 ATM program after this date. We intend to create a new ATM program prior to the expiration of the 2011 ATM program under which we can sell common shares having an aggregate offering price of up to $300 million including the shares that remain unsold under the 2011 ATM program.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s and Standard and Poor’s, which are currently Baa1 and BBB, respectively, with stable and positive outlooks, respectively, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During 2012, approximately $293.2 million of unsecured debt, including scheduled principal amortizations of approximately $3.1 million, are scheduled to mature. Included in these maturities are four debt instruments of approximately $101.0 million which have automatic one year extensions which we may or may not exercise at our election. Additionally, we intend to incur approximately $128.8 million of additional expected costs to complete our current development project. We intend to meet our near-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgages, equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In March 2012, we announced our Board of Trust Managers had declared a quarterly dividend of $0.56 per share, which represented a $0.07 per share increase from the previous $0.49 per share dividend, to our common shareholders of record as of March 30, 2012. The dividend was subsequently paid on April 17, 2012, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2012, our annualized dividend rate for 2012 would be $2.24 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of March 31, 2012, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 14, "Fair Value Disclosures" and the fair value discussion above for additional disclosures resulting from the adoption of this standard.
In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 requires all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequent to the issuance of ASU 2011-05, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” which indefinitely defers the ASU 2011-05 requirement for an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. We adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012, and these adoptions did not have a material effect on our financial statements.
In December 2011, the FASB issued Accounting Standards Update 2011-10 (“ASU 2011-10”), “Property Plant & Equipment (Topic 360): Derecognition of In-Substance Real Estate - a Scope Clarification.” ASU 2011-10 specifies when a parent ceases to have a controlling financial interest in a subsidiary which is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity would generally not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The new guidance is intended to emphasize the accounting for such transactions which is based upon substance over form. ASU 2011-10 is effective for us on July 1, 2012 and is not expected to have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
For discussion regarding legal proceedings, see Note 12, “Commitments and Contingencies,” in the Notes to the condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1		Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 27, 2012.

*31.2		Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 27, 2012.

*32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS		XBRL Instance Document

*101.SCH		XBRL Taxonomy Extension Schema Document

*101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB		XBRL Taxonomy Extension Label Linkbase Document

*101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	April 27, 2012
Michael P. Gallagher	Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 27, 2012.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 27, 2012.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.