Form 10-Q
period 2012-06-30
CAMDEN PROPERTY TRUST
filed 2012-08-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 27, 2012, 83,585,617 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2012	December 31, 2011
Assets
Real estate assets, at cost
Land	$893,910	$768,016
Buildings and improvements	5,203,675	4,751,654
	6,097,585	5,519,670
Accumulated depreciation	(1,505,862)	(1,432,799)
Net operating real estate assets	4,591,723	4,086,871
Properties under development, including land	297,712	299,870
Investments in joint ventures	47,776	44,844
Properties held for sale	—	11,131
Total real estate assets	4,937,211	4,442,716
Accounts receivable – affiliates	29,940	31,035
Other assets, net	88,002	88,089
Cash and cash equivalents	52,126	55,159
Restricted cash	5,295	5,076
Total assets	$5,112,574	$4,622,075
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,381,152	$1,380,755
Secured	1,015,260	1,051,357
Accounts payable and accrued expenses	87,041	93,747
Accrued real estate taxes	31,607	21,883
Distributions payable	49,135	39,364
Other liabilities	83,471	109,276
Total liabilities	2,647,666	2,696,382
Commitments and contingencies
Perpetual preferred units	—	97,925
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 97,497 and 87,377 issued; 94,534 and 84,517 outstanding at June 30, 2012 and December 31, 2011, respectively	945	845
Additional paid-in capital	3,501,354	2,901,024
Distributions in excess of net income attributable to common shareholders	(674,221)	(690,466)
Treasury shares, at cost (11,926 and 12,509 common shares at June 30, 2012 and December 31, 2011, respectively)	(430,958)	(452,003)
Accumulated other comprehensive loss	(667)	(683)
Total common equity	2,396,453	1,758,717
Noncontrolling interests	68,455	69,051
Total equity	2,464,908	1,827,768
Total liabilities and equity	$5,112,574	$4,622,075
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Property revenues
Rental revenues	$159,318	$138,167	$313,037	$274,002
Other property revenues	26,727	23,235	51,659	45,002
Total property revenues	186,045	161,402	364,696	319,004
Property expenses
Property operating and maintenance	51,119	46,232	100,338	91,038
Real estate taxes	19,338	17,558	37,709	34,902
Total property expenses	70,457	63,790	138,047	125,940
Non-property income
Fee and asset management	3,608	2,471	6,531	4,309
Interest and other income (loss)	(65)	86	(753)	4,857
Income (loss) on deferred compensation plans	(2,185)	1,375	5,601	7,329
Total non-property income	1,358	3,932	11,379	16,495
Other expenses
Property management	4,851	5,109	10,135	10,428
Fee and asset management	1,444	1,670	3,187	2,890
General and administrative	9,730	8,032	18,409	17,820
Interest	26,247	28,381	52,930	58,118
Depreciation and amortization	53,310	44,754	103,428	90,605
Amortization of deferred financing costs	900	1,890	1,812	3,417
Expense (benefit) on deferred compensation plans	(2,185)	1,375	5,601	7,329
Total other expenses	94,297	91,211	195,502	190,607
Gain on acquisition of controlling interest in joint ventures	—	—	40,191	—
Gain on sale of properties, including land	—	4,748	—	4,748
Gain on sale of unconsolidated joint venture interests	—	—	—	1,136
Loss on discontinuation of hedging relationship	—	(29,791)	—	(29,791)
Equity in income of joint ventures	632	16	998	390
Income (loss) from continuing operations before income taxes	23,281	(14,694)	83,715	(4,565)
Income tax expense – current	(434)	(256)	(658)	(1,576)
Income (loss) from continuing operations	22,847	(14,950)	83,057	(6,141)
Income from discontinued operations	—	895	353	1,687
Gain on sale of discontinued operations, net of tax	—	—	32,541	—
Net income (loss)	22,847	(14,055)	115,951	(4,454)
Less income allocated to noncontrolling interests from continuing operations	(1,084)	(781)	(1,909)	(1,337)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(11)	(670)	(20)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(3,500)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Net income (loss) attributable to common shareholders	$21,763	$(16,597)	$110,521	$(9,311)
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Earnings per share – basic
Income (loss) from continuing operations attributable to common shareholders	$0.26	$(0.24)	$0.95	$(0.15)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.01	0.39	0.02
Net income (loss) attributable to common shareholders	$0.26	$(0.23)	$1.34	$(0.13)
Earnings per share – diluted
Income (loss) from continuing operations attributable to common shareholders	$0.26	$(0.24)	$0.94	$(0.15)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.01	0.38	0.02
Net income (loss) attributable to common shareholders	$0.26	$(0.23)	$1.32	$(0.13)
Distributions declared per common share	$0.56	$0.49	$1.12	$0.98
Weighted average number of common shares outstanding – basic	83,223	72,343	81,554	72,126
Weighted average number of common shares outstanding – diluted	83,846	72,343	84,461	72,126
Net income (loss) attributable to common shareholders
Income (loss) from continuing operations	$22,847	$(14,950)	$83,057	$(6,141)
Less income allocated to noncontrolling interests from continuing operations	(1,084)	(781)	(1,909)	(1,337)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(3,500)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Income (loss) from continuing operations attributable to common shareholders	21,763	(17,481)	78,297	(10,978)
Income from discontinued operations, including gain on sale	—	895	32,894	1,687
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(11)	(670)	(20)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	884	32,224	1,667
Net income (loss) attributable to common shareholders	$21,763	$(16,597)	$110,521	$(9,311)
Condensed Consolidated Statements of Comprehensive Income:
Net income (loss)	$22,847	$(14,055)	$115,951	$(4,454)
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(2,189)	—	(2,692)
Reclassification of net losses on cash flow hedging activities	—	33,786	—	39,552
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	—	—	(3,309)
Reclassification of prior service cost on post retirement obligations	8	—	16	—
Comprehensive income	22,855	17,542	115,967	29,097
Less income allocated to noncontrolling interests from continuing operations	(1,084)	(781)	(1,909)	(1,337)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(11)	(670)	(20)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(3,500)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Comprehensive income attributable to common shareholders	$21,771	$15,000	$110,537	$24,240
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			110,521			2,579	113,100	2,851
Other comprehensive income					16		16
Common shares issued	99	604,360					604,459
Net share awards		(6,182)		14,021			7,839
Employee stock purchase plan		294		170			464
Common share options exercised		2,307		6,854			9,161
Conversions of operating partnership units	2	(450)				448	—
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(94,276)			(3,623)	(97,899)
Redemption of perpetual preferred units								(100,000)
Other	(1)	1					—
June 30, 2012	$945	$3,501,354	$(674,221)	$(430,958)	$(667)	$68,455	$2,464,908	$—

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income (loss)			(9,311)			1,357	(7,954)	3,500
Other comprehensive income					33,551		33,551
Common shares issued	6	37,120					37,126
Net share awards	4	6,346		525			6,875
Employee stock purchase plan		232		788			1,020
Common share options exercised	1	3,774		808			4,583
Conversions of operating partnership units	1	591				(592)	—
Cash distributions declared to perpetual preferred units								(3,500)
Cash distributions declared to equity holders			(71,739)			(2,447)	(74,186)
Other	(2)	2					—
June 30, 2011	$834	$2,823,690	$(676,367)	$(459,134)	$93	$69,272	$1,758,388	$97,925
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$115,951	$(4,454)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization, including discontinued operations	103,614	92,170
Gain on acquisition of controlling interest in joint ventures	(40,191)	—
Gain on sale of discontinued operations, net of tax	(32,541)	—
Gain on sale of properties, including land	—	(4,748)
Gain on sale of unconsolidated joint venture interests	—	(1,136)
Gain on sale of available-for-sale investment	—	(4,301)
Loss on discontinuation of hedging relationship	—	29,791
Distributions of income from joint ventures	2,107	2,181
Equity in income of joint ventures	(998)	(390)
Share-based compensation	6,478	6,003
Amortization of deferred financing costs	1,812	3,417
Net change in operating accounts and other	(15,366)	(3,779)
Net cash from operating activities	140,866	114,754
Cash flows from investing activities
Development and capital improvements	(140,963)	(67,586)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(171,283)	—
Proceeds from sale of properties, including land and discontinued operations	54,125	19,095
Proceeds from sale of joint venture interests	—	19,310
Proceeds from sale of available-for-sale investment	—	4,510
Decrease in notes receivable – affiliates	—	3,279
Investments in joint ventures	(5,656)	(35,111)
Distributions of investments from joint ventures	4,030	1,208
Other	(1,250)	(2,232)
Net cash from investing activities	(260,997)	(57,527)
Cash flows from financing activities
Borrowings on unsecured line of credit	43,000	—
Repayments on unsecured line of credit	(43,000)	—
Repayment of notes payable	(308,703)	(625,272)
Proceeds from notes payable	—	495,705
Proceeds from issuance of common shares	604,459	37,126
Redemption of perpetual preferred units	(100,000)	—
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(88,858)	(73,966)
Payment of deferred financing costs	(440)	(4,883)
Common share options exercised	8,694	4,121
Net decrease in accounts receivable – affiliates	1,099	1,494
Other	847	1,021
Net cash from financing activities	117,098	(164,654)
Net decrease in cash and cash equivalents	(3,033)	(107,427)
Cash and cash equivalents, beginning of period	55,159	170,575
Cash and cash equivalents, end of period	$52,126	$63,148
Supplemental information
Cash paid for interest, net of interest capitalized	$53,304	$59,709
Cash paid for income taxes	1,450	1,879
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$49,135	$38,966
Value of shares issued under benefit plans, net of cancellations	21,379	18,805
Conversion of operating partnership units to common shares	447	592
Accrual associated with construction and capital expenditures	14,030	11,409
Acquisition of operating properties, including joint venture interests, net of cash acquired, at fair value:
Assets acquired	399,306	—
Mortgage debt assumed	272,606	—
Other liabilities assumed	5,495	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2012, we owned interests in, operated, or were developing 206 multifamily properties comprising 69,902 apartment homes across the United States. Of the 206 properties, seven properties were under development, and when completed will consist of a total of 2,208 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the full year.

Allocations of Purchase Price. Upon acquisition of real estate, we allocate the purchase price between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value and the fair value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases at June 30, 2012 was approximately $3.2 million and is included in other assets, net, in our condensed consolidated balance sheets. The unamortized value of above or below market leases at June 30, 2012 was $0.2 million and is included in other liabilities in our condensed consolidated balance sheets. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Transaction costs associated with the acquisition of operating real estate assets are expensed. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We start capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to get the underlying real estate asset ready for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.2 million and $6.3 million for the three and six months ended June 30, 2012, respectively, and approximately $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively. Capitalized real estate taxes were approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively, and approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

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
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded in the balance sheet but is disclosed in the notes. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 14, "Fair Value Disclosures" and the fair value discussion above for additional disclosures resulting from the adoption of this standard.
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
3. Per Share Data
Basic earnings per share are computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 3.5 million and 4.8 million for the three months ended June 30, 2012 and 2011, respectively, and was approximately 1.4 million and 4.9 million for the six months ended June 30, 2012 and 2011, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Earnings per share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$21,763	$(17,481)	$78,297	$(10,978)
Amount allocated to participating securities	(210)	139	(1,099)	36
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	21,553	(17,342)	77,198	(10,942)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	884	32,224	1,667
Net income (loss) attributable to common shareholders, as adjusted	$21,553	$(16,458)	$109,422	$(9,275)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.26	$(0.24)	$0.95	$(0.15)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	—	0.01	0.39	0.02
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.26	$(0.23)	$1.34	$(0.13)

Weighted average number of common shares outstanding – basic	83,223	72,343	81,554	72,126

Earnings per share calculation – diluted
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$21,553	$(17,342)	$77,198	$(10,942)
Income allocated to common units from continuing operations	—	—	1,685	—
Income (loss) from continuing operations attributable to common shareholders, as adjusted	21,553	(17,342)	78,883	(10,942)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	884	32,224	1,667
Net income (loss) attributable to common shareholders, as adjusted	$21,553	$(16,458)	$111,107	$(9,275)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.26	$(0.24)	$0.94	$(0.15)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	—	0.01	0.38	0.02
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.26	$(0.23)	$1.32	$(0.13)

Weighted average number of common shares outstanding – basic	83,223	72,343	81,554	72,126
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	623	—	652	—
Common units	—	—	2,255	—
Weighted average number of common shares outstanding – diluted	83,846	72,343	84,461	72,126

4. Common Shares
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (the “2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program terminated in the second quarter of 2011, and no further common shares are available for sale under the 2010 ATM program.
In May 2011, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units as further discussed in Note 5, "Operating Partnerships," and for other general corporate purposes, which included funding for development activities, financing of acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. The 2011 ATM program terminated in the second quarter of 2012, and no further common shares are available for sale under the 2011 ATM program.

The following table presents activity under our 2010 and 2011 ATM programs for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total net consideration	$83,836.3	$33,331.6	$128,128.0	$37,126.1
Common shares sold	1,267.1	550.4	1,971.4	621.7
Average price per share	$67.19	$61.88	$66.01	$60.98

In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing of acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness.

The following table presents activity under our 2012 ATM program for the periods presented (in thousands, except per share amounts):

Three and Six Months Ended
June 30, 2012
Total net consideration	$84,711.8
Common shares sold	1,305.5
Average price per share	$65.93

As of June 30, 2012, we had common shares having an aggregate offering price of up to $213.9 million remaining available for sale under the 2012 ATM program. In July 2012, we issued approximately 0.9 million common shares at an average price of $69.34 per share for total net consideration of approximately $64.1 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $148.9 million remaining available for sale under the 2012 ATM program.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest we did not own in twelve real estate joint ventures that owned twelve apartment communities, containing 4,034 apartment homes in Dallas, Houston, Las Vegas, Phoenix, and Southern California, becoming sole owner of that portfolio. See Note 6, “Property Acquisitions, Discontinued Operations, and Assets Held for Sale” for further discussion of this transaction.

On May 11, 2012, the shareholders of the Company approved an amendment to our Amended and Restated Declaration of Trust to increase our total number of authorized shares from 110.0 million to 185.0 million shares of beneficial interest, consisting of 175.0 million common shares and 10.0 million preferred shares.
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
As of December 31, 2011, we held the controlling managing member interest in Oasis Martinique, LLC, which owns one property in Orange County, California and is included in our consolidated financial statements. During the first quarter of 2012, the remaining non-managing member interests, comprising approximately 0.3 million units, were converted to approximately 0.2 million of our common shares, resulting in this entity being wholly-owned by us.
6. Property Acquisitions, Discontinued Operations, and Assets Held for Sale
Acquisitions. In May 2012, we acquired approximately 4.7 acres of land located in Dallas, Texas for approximately $13.4 million. We intend to utilize this land holding for development of a multifamily apartment community. On June 28, 2012, we acquired one operating property comprised of 477 units located in Dallas, Texas for approximately $76.0 million.
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities, containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures, resulting in these entities being wholly-owned by us. Selected data regarding this acquisition is presented below (in millions):

Cash consideration	$99.5
Fair value of our 20% ownership interest held before the acquisition	24.9
Debt assumed	272.6
Net other assets/liabilities acquired	1.1
Acquisition date fair value	$398.1

The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisitions of the twelve joint ventures and one operating property described above as of the respective acquisition/consolidation dates (in millions):

Assets acquired:
Buildings and improvements	$353.9
Land	108.7
Cash	3.4
Restricted cash	0.7
Intangible and other assets	12.1
Total assets acquired	$478.8

Liabilities assumed:
Mortgage debt (1)	$272.6
Other liabilities	5.5
Total liabilities assumed	$278.1
Net assets acquired	$200.7
(1) Mortgage debt assumed was subsequently repaid in January 2012 at face value.

The related assets, liabilities, and results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. There was no contingent consideration associated with these acquisitions. As a result of acquiring the remaining 80% interest in these twelve joint ventures, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $40.2 million. The fair value of the equity interest was determined utilizing the consideration paid for the acquired 80% ownership interest.

The twelve former joint ventures and the one operating property acquired as discussed above contributed revenues of approximately $20.5 million and property expenses of approximately $8.3 million, from their respective acquisition/consolidation dates through June 30, 2012.
The following unaudited pro forma summary presents consolidated information assuming the acquisitions/consolidation of the twelve former joint ventures and one operating property described above had occurred on January 1, 2011. The information for the three and six months ended June 30, 2012, includes pro forma results for the portion of the period prior to the respective acquisition/consolidation dates and actual results from the respective dates of acquisition/consolidation through the end of the period.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)
Property revenues	$187,884	$174,260	$371,315	$344,464
Property expenses	71,234	69,623	140,751	137,521
	$116,650	$104,637	$230,564	$206,943
In July 2012, we acquired one operating property comprised of 223 units located in Atlanta, Georgia for approximately $25.3 million.

Discontinued Operations and Assets Held for Sale. For the three and six months ended June 30, 2012, income from discontinued operations included the results of operations of three operating properties, containing 1,033 apartment homes, sold in the first quarter of 2012. We had no assets classified as held for sale as of June 30, 2012.

For the three and six months ended June 30, 2011, income from discontinued operations also included the results of operations of two operating properties, containing 788 apartment homes, sold in December 2011.

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Property revenues	$—	$3,704	$1,209	$7,249
Property expenses	—	1,832	670	3,614
	—	1,872	539	3,635
Depreciation and amortization	—	977	186	1,948
Income from discontinued operations	$—	$895	$353	$1,687

7. Investments in Joint Ventures
As of June 30, 2012, our equity investments in unconsolidated joint ventures consisted of five joint ventures, with our ownership percentages ranging from 15% to 50%. We utilize the equity method of accounting to account for transactions related to these investments. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	June 30, 2012	(1)	December 31, 2011
Total assets	$1,096.1		$1,394.9
Total third-party debt	864.9		1,093.9
Total equity	196.0		261.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues (2)	$38.9	$36.4	$79.4	$69.4
Net loss	—	(3.8)	(1.7)	(6.4)
Equity in income (3)	0.6	—	1.0	0.4

(1)
In January 2012, as a result of our purchase of the remaining 80% ownership interest in previously unconsolidated joint ventures, we consolidated twelve joint ventures previously accounted for in accordance with the equity method. Refer to Note 6, "Property Acquisitions, Discontinued Operations, and Assets Held for Sale," for further discussion of the acquisition.

(2)
Approximately $3.0 million and $5.9 million of revenues for the three and six months ended June 30, 2011, respectively, relates to discontinued operations within one of our unconsolidated joint ventures resulting from the sale of four operating properties in the fourth quarter of 2011.

(3)	Equity in income excludes our ownership interest of fee income from various property management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of June 30, 2012, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $3.3 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $6.1 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In January 2012, one of our discretionary investment funds acquired a multifamily property comprising of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida and intends to utilize this land for development of a multifamily apartment community.

8. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	June 30, 2012	December 31, 2011
Commercial Banks
Unsecured line of credit and short-term borrowings	$—	$—

Senior unsecured notes
5.93% Notes, due 2012	189.6	189.6
5.45% Notes, due 2013	199.8	199.7
5.08% Notes, due 2015	249.4	249.3
5.75% Notes, due 2017	246.3	246.2
4.70% Notes, due 2021	248.6	248.6
5.00% Notes, due 2023	247.4	247.3
	1,381.1	1,380.7

Secured notes
0.89% – 6.00% Conventional Mortgage Notes, due 2012 – 2045	976.9	1,012.3
1.36% Tax-exempt Mortgage Note due 2028	38.4	39.1
	1,015.3	1,051.4
Total notes payable	$2,396.4	$2,432.1

Floating rate tax-exempt debt included in secured notes (1.36%)	$38.4	$39.1
Floating rate debt included in secured notes (0.89% – 1.69%)	206.5	206.4

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We are in compliance with all such financial covenants and limitations.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2012, we had outstanding letters of credit totaling approximately $10.5 million, leaving approximately $489.5 million available under our unsecured line of credit.

In June 2012, we repaid the remaining principal amount on a 4.92% secured third-party note payable which was due to mature on July 1, 2012 for approximately $33.7 million. In August 2012, we repaid the remaining principal amount on a 5.07% secured third-party note payable which matured on August 1, 2012 for approximately $19.3 million.

At June 30, 2012 and 2011, the weighted average interest rate on our floating rate debt, which include amounts outstanding on our unsecured line of credit, was approximately 1.1%.

Our indebtedness had a weighted average maturity of 6.4 years at June 30, 2012. Scheduled repayments on outstanding debt including all contractual extensions which have been exercised, including scheduled principal amortizations, and the weighted average interest rate on maturing debt at June 30, 2012 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2012	$258.5	5.3%
2013	228.0	5.4
2014	11.0	6.0
2015	252.4	5.1
2016 (1)	2.6	—
2017 and thereafter	1,643.9	4.6
Total	$2,396.4	4.8%

(1) Includes only scheduled principal amortizations.

Subsequent to quarter end, we exercised the automatic one year extension option to extend the maturity of a $31.5 million secured third-party note payable made by one of our fully-consolidated joint ventures, in which we hold a 25% ownership, from August 2012 to August 2013.

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

Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the six months ended June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion of designated hedges was ineffective during the three and six months ended June 30, 2011. We did not have any designated hedges during the six months ended June 30, 2012.

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

As of June 30, 2012, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$175.0	million
Interest Rate Swap	1	$500.0	million

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 (in millions):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$5.9	Other Liabilities	$16.6
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income (loss) and comprehensive income for the three and six months ended June 30, 2012 and 2011 (in millions):

Effect of Derivative Instruments

Three Months Ended
June 30,
	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Statements of Income (Loss) (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Loss) (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest Rate Swaps (1)	$—	$(2.2)	Interest expense	$—	$4.0	Loss on discontinuation of hedging relationship	$—	$29.8

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Statements of Income (Loss)	Amount of (Loss) Recognized in Statements of Income (Loss)
		2012	2011
Interest Rate Cap	Other income/(loss)	$—	$—
Interest Rate Swap	Other income/(loss)	$(0.1)	$—

Six Months Ended
June 30,
	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Statements of Income (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest Rate Swaps (1)	$—	$(2.7)	Interest expense	$—	$9.8	Loss on discontinuation of hedging relationship	$—	$29.8

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Statements of Income (Loss)	Amount of (Loss) Recognized in Statements of Income (Loss)
		2012	2011
Interest Rate Cap	Other income/(loss)	$(0.1)	$—
Interest Rate Swap	Other income/(loss)	$(0.7)	$—

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.

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

At June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $7.5 million. As of June 30, 2012, we had not posted any collateral related to these agreements. If we were in breach of any of these provisions at June 30, 2012, or terminated these agreements, we would have been required to settle our obligations at their aggregate termination value of approximately $7.5 million.

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

At June 30, 2012 approximately 7.9 million fungible units were available under the 2011 Share Plan, which results in approximately 2.3 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. Approximately 0.3 million options were exercised during each of the six months ended June 30, 2012 and 2011. The options were exercised at prices ranging from $30.06 to $51.37 per option during the six months ended June 30, 2012, and at prices ranging from $30.06 to $48.02 per option during the six months ended June 30, 2011. The total intrinsic value of options exercised was approximately $7.0 million and $5.0 million, during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next two years. At June 30, 2012, outstanding options and exercisable options had a weighted average remaining life of approximately 4.7 years and 3.9 years, respectively.

The following table summarizes outstanding share options and exercisable options at June 30, 2012:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$31.48	334,036	$30.09	138,229	$30.13
$41.16-$43.94	259,632	42.72	241,000	42.63
$45.53-$73.32	381,893	49.05	308,784	49.29
Total options	975,561	$40.87	688,013	$43.11

(1)
The aggregate intrinsic value of outstanding and exercisable options at June 30, 2012 were $26.3 million and $17.0 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $67.67 per share on June 30, 2012 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No options have been granted in 2012.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2012, the unamortized value of previously issued unvested share awards was approximately $40.9 million which is expected to be amortized over the next five years. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was approximately $13.4 million and $11.0 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.6 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $6.7 million and $6.2 million for the six months ended June 30, 2012 and 2011, respectively. Total capitalized compensation cost for option and share awards was approximately $0.4 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.7 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Total options and nonvested share awards outstanding at December 31, 2011	1,339,536	$42.27	818,754	$46.88
Granted	—	—	343,080	63.46
Exercised/vested	(332,032)	44.61	(274,121)	48.71
Forfeited	(31,943)	60.56	(7,867)	50.16
Net activity	(363,975)		61,092
Total options and nonvested share awards outstanding at June 30, 2012	975,561	$40.87	879,846	$52.75

11. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Change in assets:
Other assets, net	$(4,884)	$5,047
Change in liabilities:
Accounts payable and accrued expenses	(10,120)	(9,530)
Accrued real estate taxes	8,718	5,086
Other liabilities	(9,477)	(4,591)
Other	397	209
Change in operating accounts and other	$(15,366)	$(3,779)

12. Commitments and Contingencies
Construction Contracts. As of June 30, 2012, we had approximately $137.4 million of additional expected costs to complete our construction projects currently under development. We expect to fund these amounts through a combination of available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, and the use of debt and equity offerings under our automatic shelf registration statement.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of two apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. One condominium association of a project has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and a failure to comply with building codes; the other condominium association has asserted claims against our subsidiary alleging a failure to comply with building codes.

The two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. These lawsuits are in an early stage of litigation and no significant discovery has been conducted. While we have denied liability to the associations, it is not possible to determine the potential outcome nor is it possible to estimate a range of the amount of loss, if any, that would be associated with any potential adverse decision as these matters are in an early stage of litigation.

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

Lease Commitments. At June 30, 2012, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.6 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.3 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. Minimum annual rental commitments for the remainder of 2012 are $1.3 million, and for the years ending December 31, 2013 through 2016 are approximately $2.5 million, $2.4 million, $1.5 million, and $0.4 million, respectively, and approximately $0.9 million in the aggregate thereafter.

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

We have two discretionary investment funds to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the funds for development. As of December 31, 2011, one of our funds was closed for future investments as the end of the investment period was reached. During the first quarter of 2012, the investment period of our remaining fund was extended from April 8, 2012 to December 31, 2012. The investment period will end the earlier of (i) December 31, 2012, or (ii) such time as 85% of the fund's committed capital is invested. The investment period was extended exclusively for acquisitions of designated development properties.

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

We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income (loss) and comprehensive income for the three and six months ended June 30, 2012 and 2011. Income taxes for the six months ended June 30, 2011 included approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment. Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2012.

14. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 under the fair value hierarchy discussed in Footnote 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$37.3	$—	$—	$37.3	$41.0	$—	$—	$41.0
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$5.9	$—	$5.9	$—	$16.6	$—	$16.6
(1) The balance at June 30, 2012 also reflects approximately $10.2 million of participant withdrawals from our deferred compensation plan investment during the six months ended June 30, 2012.

Financial Instrument Fair Value Disclosures. As of June 30, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.
The following table presents the carrying and estimated fair value of our notes payable at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,151.5	$2,340.2	$2,186.6	$2,304.4
Floating rate notes payable	244.9	233.7	245.5	233.6
Non-recurring Fair Value Disclosures. There were no events during the six months ended June 30, 2012 or 2011 which required fair value adjustments of our non-financial assets and non-financial liabilities.

15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the six months ended June 30:

(in thousands)	2012	2011
Net income (loss) attributable to common shareholders	$110,521	$(9,311)
Transfers from the noncontrolling interests:
Increase (decrease) in equity for conversion of operating partnership units	448	592
Change in common equity and net transfers from noncontrolling interests	$110,969	$(8,719)

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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of June 30, 2012, we owned interests in, operated, or were developing 206 multifamily properties comprising 69,902 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.

Property Operations
Our results for the six months ended June 30, 2012 reflect an increase in rental revenue as compared to the same period in 2011, which we believe was primarily due to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decrease in home ownership rates, which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 6.4% for the first six months of 2012, as compared to the same period in 2011. We believe U.S. economic and employment growth will continue during 2012 and the supply of new multifamily homes will continue to be modest. However, we believe significant risks to the economy remain prevalent, and while there have been slight increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions in the United States were to worsen, our operating results could be adversely affected.

Development Activity
During the six months ended June 30, 2012, we completed construction of four development projects containing 903 units. At June 30, 2012, we had a total of seven development projects under construction containing 2,208 units, including two development projects, containing 520 units, in our discretionary funds, in which we have a 20% ownership interest, with initial occupancy expected between 2012 and 2014. Excluding the two development projects in our discretionary funds we have remaining expected costs to complete of approximately $137.4 million on the five consolidated projects as of June 30, 2012.

Acquisitions and Dispositions

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt of these joint ventures. The former joint ventures owned twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California. As a result of acquiring the remaining 80% interest in these former joint ventures, we recognized a gain of approximately $40.2 million which represented the difference between the fair market value of our previously owned equity interests and their cost basis.
In May 2012, we acquired approximately 4.7 acres of land located in Dallas, Texas for approximately $13.4 million. We intend to utilize this land holding for development of a multifamily apartment community. In June 2012, we acquired one operating property comprised of 477 units located in Dallas, Texas for approximately $76.0 million. In July 2012, we acquired one operating property comprised of 223 units located in Atlanta, Georgia for approximately $25.3 million.
In January 2012, we sold one property consisting of 357 units located in Phoenix, Arizona for approximately $24.5 million. In March 2012, we sold two properties consisting of 676 units located in Orlando, Florida and Houston, Texas for approximately $31.1 million. We recognized a gain of approximately $32.5 million on the sale of these properties.

In January 2012, one of our funds acquired a multifamily property comprised of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida and intends to utilize this land for development of a multifamily apartment community.
Future Outlook
Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline, acquire existing communities, and complete selective dispositions. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgages, equity issued from our at-the-market share offering programs ("ATM programs"), and the use of debt and equity offerings under our automatic shelf registration statement.

As of June 30, 2012, we had approximately $52.1 million in cash and cash equivalents and no balances outstanding on our

$500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $148.9 million remaining available for sale under the 2012 ATM program. We believe our remaining payments on debt maturing in 2012 are manageable at approximately $258.5 million, which represents approximately 11% of our total outstanding debt. Included in these remaining 2012 maturities is one debt instrument totaling $19.3 million which was repaid subsequent to quarter end, and one debt instrument totaling $31.5 million for which the company subsequent to quarter end exercised the automatic one year extension option. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2012		December 31, 2011
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas (1)	9,002	26	9,354	26
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,456	16	5,979	15
Tampa, Florida	6,145	14	5,953	13
Washington, DC Metro	5,791	17	5,604	16
Orlando, Florida	3,764	9	3,564	9
Charlotte, North Carolina	3,574	15	3,574	15
Atlanta, Georgia	3,546	12	3,546	12
Austin, Texas	3,222	10	3,222	10
Raleigh, North Carolina	3,054	8	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,171	7	2,171	7
Phoenix, Arizona	2,076	7	2,433	8
San Diego/Inland Empire, California	1,196	4	1,196	4
Other	4,680	12	4,680	12
Total Operating Properties	67,694	199	66,997	196
Properties Under Development
Washington, DC Metro	596	2	783	3
Austin, Texas	558	2	244	1
Orlando, Florida	438	1	858	2
Tampa, Florida	348	1	540	2
Houston, Texas	268	1	372	2
Total Properties Under Development	2,208	7	2,797	10
Total Properties	69,902	206	69,794	206
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	3,152	10	4,368	13
Las Vegas, Nevada	3,098	14	4,047	17
Austin, Texas	1,613	5	1,613	5
Dallas, Texas	1,250	3	1,706	4
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	—	—
Atlanta, Georgia	344	2	344	2
Denver, Colorado	320	1	320	1
Washington, DC Metro	276	1	276	1
Phoenix, Arizona	—	—	992	4
Los Angeles/Orange County, California	—	—	421	1
Other	2,841	8	2,841	8
Total Joint Venture Properties	13,694	46	17,378	57
Total Properties Fully Consolidated	56,208	160	52,416	149

(1)	Includes a fully consolidated joint venture, Camden Travis Street, of which we hold a 25% ownership.

(2)	Refer to Note 7, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. No consolidated development properties reached stabilization during the six months ended June 30, 2012.

Acquisitions and Dispositions

In January 2012, we issued approximately 6.6 million common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest in twelve real estate joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt of these joint ventures. The former joint ventures owned twelve operating properties consisting of 4,034 units located in Dallas, Houston, Las Vegas, Phoenix and Southern California. As a result of acquiring the remaining 80% interest in these former joint ventures, we recognized a gain of approximately $40.2 million which represented the difference between the fair market value of our previously owned equity interests and its cost basis.
In May 2012, we acquired approximately 4.7 acres of land located in Dallas, Texas for approximately $13.4 million. We intend to utilize this land holding for development of a multifamily property. In June 2012, we acquired one operating property comprised of 477 units located in Dallas, Texas for approximately $76.0 million. In July 2012, we acquired one operating property comprised of 223 units located in Atlanta, Georgia for approximately $25.3 million.
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
Development and Lease-Up Properties
At June 30, 2012, we had four completed properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 7/29/12	Date of Construction Completion	Estimated Date of Stabilization
Camden LaVina
Orlando, FL	420	$55.6	88%	1Q12	4Q12
Camden Summerfield II (1)
Landover, MD	187	25.0	98%	1Q12	3Q12
Camden Royal Oaks II
Houston, TX	104	13.2	39%	1Q12	3Q13
Camden Montague (1)
Tampa, FL	192	19.8	99%	2Q12	3Q12
Total	903	$113.6
(1) Property reached stabilization subsequent to June 30, 2012.

Our condensed consolidated balance sheet at June 30, 2012 included approximately $297.7 million related to properties under development and land. Of this amount, approximately $123.4 million related to our projects currently under construction. In addition, we had approximately $174.3 million primarily invested in land held for future development, which included approximately $133.5 million related to projects we expect to begin constructing during the next two years, and approximately $40.8 million related to land tracts which we may develop in the future.

Communities Under Construction. At June 30, 2012, we had five consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Westchase Park (1)
Tampa, FL	348	$52.0	$47.3	$18.5	1Q13	2Q13
Camden Town Square (1)
Orlando, FL	438	66.0	52.6	31.2	1Q13	4Q13
Camden City Center II
Houston, TX	268	36.0	16.3	16.3	2Q13	3Q14
Camden NOMA
Washington, DC	320	110.0	50.2	50.2	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	7.2	7.2	2Q14	3Q15
Total	1,688	$311.0	$173.6	$123.4

(1)	Property in lease-up as of June 30, 2012.

Development Pipeline Communities. At June 30, 2012, we had the following communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden McGowen Station
Houston, TX	251	$40.0	$6.8
Camden Flatirons
Denver, CO	424	77.0	8.4
Camden Paces (Phase 1) (2)
Atlanta, GA	310	70.0	48.5	(3)
Camden Glendale Triangle
Glendale, CA	242	90.0	27.5
Camden Boca Raton
Boca Raton, FL	261	54.0	6.0
Camden Lincoln Station
Denver, CO	275	48.0	5.0
Camden Hollywood
Los Angeles, CA	299	125.0	17.5
Camden Victory Park
Dallas, TX	425	70.0	13.8
Total	2,487	$574.0	$133.5
(1) Represents our best estimate of the total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performances, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
(2) This development will be developed in two phases. The estimated cost and units represents costs for phase one only.
(3) Represents cost to date for all phases.

Land Holdings. At June 30, 2012, we had the following land tracts:

($ in millions) Location	Acreage	Cost to Date
Washington, DC	0.9	$17.3
Houston, TX	13.2	6.9
Dallas, TX	7.2	8.6
Las Vegas, NV	19.6	4.2
Other	4.8	3.8
Total	45.7	$40.8

At June 30, 2012, we had investments in unconsolidated joint venture properties in various stages of construction as follows:

($ in millions) Property and Location	Ownership %	Number of Apartment Homes	Total Cost Incurred	Estimated Date of Construction Completion	Estimated Date of Stabilization
Under Construction:
Camden Amber Oaks II (1)
Austin, TX	20%	244	$20.8	3Q12	2Q13
Camden South Capitol
Washington, DC	20%	276	48.2	4Q13	3Q14
Total		520	$69.0

(1)	Property in lease-up as of June 30, 2012.

Refer to Note 7, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2012 and 2011 are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average monthly property revenue per apartment home	$1,154	$1,097	$1,146	$1,084
Annualized total property expenses per apartment home	$5,246	$5,201	$5,205	$5,134
Weighted average number of operating apartment homes owned 100%	53,720	49,062	53,048	49,061
Weighted average occupancy of operating apartment homes owned 100% *	95.2%	94.9%	95.0%	94.4%
 * Our one student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2012 as compared to the same periods in 2011:

($ in thousands)	Apartment Homes At 6/30/12	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
		2012	2011	$	%	2012	2011	$	%
Property revenues:
Same store communities	47,724	$165,802	$156,322	$9,480	6.1%	$327,973	$308,188	$19,785	6.4%
Non-same store communities	5,893	15,931	3,843	12,088	314.5	29,463	8,349	21,114	252.9
Development and lease-up communities	2,591	2,576	—	2,576	*	3,779	—	3,779	*
Other	—	1,736	1,237	499	40.3	3,481	2,467	1,014	41.1
Total property revenues	56,208	$186,045	$161,402	$24,643	15.3%	$364,696	$319,004	$45,692	14.3%
Property expenses:
Same store communities	47,724	$62,239	$60,962	$1,277	2.1%	$123,305	$120,572	$2,733	2.3%
Non-same store communities	5,893	6,440	1,648	4,792	290.8	11,523	3,078	8,445	274.4
Development and lease-up communities	2,591	1,040	—	1,040	*	1,563	—	1,563	*
Other	—	738	1,180	(442)	(37.5)	1,656	2,290	(634)	(27.7)
Total property expenses	56,208	$70,457	$63,790	$6,667	10.5%	$138,047	$125,940	$12,107	9.6%
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
Same store analysis
Same store rental revenues increased approximately $8.3 million, or 6.2%, during the three months ended June 30, 2012, as compared to the same period in 2011 due to a 5.6% increase in average rental rates and a 0.4% increase in average occupancy for our same store portfolio. During the three months ended June 30, 2012, average rental rates on new leases were 6.0% higher than expiring lease rates and average renewal rates were 8.3% higher than expiring leases rates. Same store rental revenues increased approximately $17.0 million, or 6.4% during the six months ended June 30, 2012 as compared to the same period in 2011, due to a 5.5% increase in average rental rates and a 0.7% increase in average occupancy for our same store portfolio. During the six months ended June 30, 2012, average rental rates on new leases were 4.8% higher than expiring lease rates and average renewal rates were 8.2% higher than expiring lease rates. We believe the increases to rental revenue were due in part to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decline in home ownership rates. Additionally, there was a $1.2 million and $2.8 million increase in other property revenue during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $1.3 million, or 2.1%, for the three months ended June 30, 2012, and increased approximately $2.7 million, or 2.3%, for the six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities, offset partially by refunds received on successful protests of prior year tax assessments. The increases were also due to increases in utility expenses relating to costs associated with our utility rebilling programs and higher water costs, as well as higher salaries and benefit expenses due to increases in annual compensation and higher benefit costs. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the three months ended June 30, 2012 increased approximately $1.0 million, or 1.8%, and increased approximately $2.2 million, or 2.0%, for the six months ended June 30, 2012, as compared to the same periods in 2011.

Non-same store and development and lease-up analysis
Property revenues from non-same store and development and lease-up communities increased approximately $14.7 million and $24.9 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Property expenses from non-same store and development and lease-up communities increased approximately $5.8 million and $10.0 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increases during the periods were primarily due to approximately $11.8 million and $20.5 million of revenues and approximately $4.8 million and $8.3 million of expenses recognized during the three and six months ended June 30, 2012, respectively, related to twelve joint venture communities we consolidated during January 2012, which were previously accounted for in accordance with the equity method of accounting. The increases were also related to the completion and partial lease-up of four properties in our development pipeline during the first half of 2012.

Other property analysis
Other property revenues increased approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increases were primarily due to revenues of approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2012, respectively, from above and below market lease amortization related to the acquisition of the twelve joint venture communities during January 2012.
Other property expenses decreased approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decreases were primarily related to decreases in property taxes expensed on four land holdings for projects which we intend to commence development on in 2012. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Fee and asset management	$3,608	$2,471	$1,137	46.0%	$6,531	$4,309	$2,222	51.6%
Interest and other income (loss)	(65)	86	(151)	(175.6)	(753)	4,857	(5,610)	(115.5)
Income (loss) on deferred compensation plans	(2,185)	1,375	(3,560)	(258.9)	5,601	7,329	(1,728)	(23.6)
Total non-property income	$1,358	$3,932	$(2,574)	(65.5)%	$11,379	$16,495	$(5,116)	(31.0)%

Fee and asset management income increased approximately $1.1 million and $2.2 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011. These increases were primarily due to increases in property management, development and construction fees due to acquisitions completed and development communities started by our funds in 2011 and 2012. These increases were also due to increased levels of third-party construction activities for the three and six months ended June 30, 2012 as compared to the same periods in 2011. These increases were partially offset by a decrease in property management fees due to our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011.

Interest and other income (loss) decreased approximately $0.2 million and $5.6 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease during the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to losses recognized on non-designated hedges. The decrease during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to approximately $4.3 million gain recognized during the three months ended March 31, 2011, relating to the sale of an available-for-sale investment, and losses recognized on non-designated hedges of approximately $0.8 million during the six months ended June 30, 2012.

Our deferred compensation plans incurred a loss of approximately $2.2 million during the three months ended June 30, 2012, as compared to earning income of approximately $1.4 million during the same period in 2011. Our deferred compensation plans earned income of approximately $5.6 million and $7.3 million during the six months ended June 30, 2012 and 2011, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Property management	$4,851	$5,109	$(258)	(5.0)%	$10,135	$10,428	$(293)	(2.8)%
Fee and asset management	1,444	1,670	(226)	(13.5)	3,187	2,890	297	10.3
General and administrative	9,730	8,032	1,698	21.1	18,409	17,820	589	3.3
Interest	26,247	28,381	(2,134)	(7.5)	52,930	58,118	(5,188)	(8.9)
Depreciation and amortization	53,310	44,754	8,556	19.1	103,428	90,605	12,823	14.2
Amortization of deferred financing costs	900	1,890	(990)	(52.4)	1,812	3,417	(1,605)	(47.0)
Expense (benefit) on deferred compensation plans	(2,185)	1,375	(3,560)	(258.9)	5,601	7,329	(1,728)	(23.6)
Total other expenses	$94,297	$91,211	$3,086	3.4%	$195,502	$190,607	$4,895	2.6%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.3 million for each of the three and six months ended June 30, 2012, as compared to the same periods in 2011. Property management expenses were approximately 2.6% and 2.8% of total property revenues for the three and six months ended June 30, 2012, respectively, and approximately 3.2% and 3.3% for the three and six months ended June 30, 2011, respectively. The decreases were primarily due to timing of training costs for our property management personnel, partially offset by higher salaries, benefits, and incentive compensation expenses.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.2 million for the three months ended June 30, 2012, and increased approximately $0.3 million for the six months ended June 30, 2012, as compared to the same periods in 2011. The decrease during the three months ended June 30, 2012 as compared to the same period in 2011 related to higher incentive compensation and acquisition costs incurred during the three months ended June 30, 2011. The decrease was also due to decreases in expenses resulting from our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011. These decreases were offset by an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012.

The increase in fee and asset management expense during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012. The increase was partially offset by higher incentive compensation and acquisition costs incurred during the three months ended June 30, 2011. The increase was also partially offset by decreases in expenses resulting from our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011.

General and administrative expense increased approximately $1.7 million and $0.6 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase during the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $0.6 million. The increase was also due to an increase in professional fees of approximately $0.5 million, an increase in trust manager fees of approximately $0.2 million and acquisition costs of approximately $0.1 million.

The increase in general and administrative expense during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $1.3 million and an increase in professional fees of approximately $1.0 million. The increase was also due to an increase in trust manager fees of approximately $0.2 million and an increase in acquisition costs of approximately $0.1 million. These increases were offset by approximately $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011. General and administrative expenses were 5.1% and 5.0% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three and six months ended June 30, 2012, respectively. Excluding the $2.1 million one-time bonus awards, general and administrative expenses were 4.9% and 4.8% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three and six months ended June 30, 2011, respectively.

Interest expense for the three and six months ended June 30, 2012 decreased approximately $2.1 million and $5.2 million, respectively, as compared to the same periods in 2011. These decreases were primarily due to the retirement of unsecured notes payable during 2011, the repayment of our $500 million term loan in June 2011, and lower interest expense on our variable rate debt during 2012 due to lower weighted average interest rates. These decreases were also due to higher capitalized interest of approximately $1.4 million and $2.7 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due to higher average balances in our development pipeline. These decreases were partially offset by an increase in interest expense related to our issuance of $500 million senior unsecured notes completed in June 2011.

Depreciation and amortization increased approximately $8.6 million and $12.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to the consolidation of twelve joint venture communities in January 2012, which were previously accounted for using the equity method of accounting. The increases were also due to the completion of units in our development pipeline and an increase in capital improvements placed in service during 2011 and 2012.

Amortization of deferred financing costs decreased approximately $1.0 million and $1.6 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decreases were due to lower amortization of financing costs as a result of an amendment to our $500 million credit facility in September 2011. These decreases were also due to lower amortization of financing costs and the write-off of approximately $0.5 million unamortized loan costs associated with the repayment of the $500 million term loan in June 2011. These decreases were partially offset by higher amortization of financing costs associated with the issuance of $500 million senior unsecured notes completed in June 2011.

Our deferred compensation plans earned a benefit of approximately $2.2 million during the three months ended June 30, 2012, as compared to incurring an expense of approximately $1.4 million during the same period in 2011. Our deferred compensation plans incurred expenses of approximately $5.6 million and $7.3 million during the six months ended June 30, 2012 and 2011, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Gain on acquisition of controlling interest in joint ventures	$—	$—	$—	—%	$40,191	$—	$40,191	*
Gain on sale of properties, including land	—	4,748	(4,748)	(100.0)	—	4,748	(4,748)	(100.0)%
Gain on sale of unconsolidated joint venture interests	—	—	—	—	—	1,136	(1,136)	(100.0)
Loss on discontinuation of hedging relationship	—	(29,791)	29,791	100.0	—	(29,791)	29,791	100.0
Equity in income of joint ventures	632	16	616	*	998	390	608	155.9
Income tax expense – current	(434)	(256)	(178)	69.5	(658)	(1,576)	918	(58.2)

*	Not a meaningful percentage.
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures resulting in these entities being wholly-owned. We acquired these interests for a cash price of $99.5 million and the assumption of existing mortgage debt in the amount of $272.6 million which we subsequently repaid. The acquisition and debt repayment was funded with net proceeds raised through a public equity offering in January 2012. We previously accounted for the joint ventures under the equity method of accounting. As the joint ventures are now 100% owned by us, the related assets, liabilities, and results of their operations are included in the consolidated financial statements from the date of acquisition. The acquisition resulted in a gain of approximately $40.2 million, which represented the difference between the fair market value of our previously owned equity interests and their costs basis.

Gain on sale of properties, including land, totaled approximately $4.7 million for each of the three and six months ended June 30, 2011. The gain in 2011 was due to a sale of one of our land development properties located in Washington, DC in April

2011 to one of the funds and the sale of one of our development properties located in Austin, Texas to this fund in June 2011.

Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the six months ended June 30, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.

The loss on discontinuation of hedging relationship was due to the discontinuation of a cash flow hedge associated with the repayment of our $500 million term loan in June 2011.
Equity in income of joint ventures increased approximately $0.6 million for each of the three and six months ended June 30, 2012 as compared to the same periods in 2011. These increases were primarily due to an increase in earnings recognized during the three and six months ended June 30, 2012 relating to higher rental income from the stabilized operating joint venture properties and increases in earnings relating to acquisitions of nine operating properties by the funds during May and June of 2011 and the acquisition of six operating properties by the funds during the second half of 2011. These increases were partially offset by the acquisition and consolidation by us of twelve operating joint ventures in January 2012 which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011. The increase during the six months ended June 30, 2012 was further offset by a decrease in earnings recognized due to the sale of our ownership interests in two unconsolidated operating joint ventures in March 2011.

Income tax expense increased approximately $0.2 million and decreased approximately $0.9 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase during the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary. The decrease during the six months ended June 30, 2012 as compared to the same period in 2011 was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011. This decrease was partially offset by an increase in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.

Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain noncontrolling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can help one compare the operating performance of a company’s real estate investments between periods or as compared to different companies.

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

Reconciliations of net income (loss) attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Funds from operations
Net income (loss) attributable to common shareholders	$21,763	$(16,597)	$110,521	$(9,311)
Real estate depreciation and amortization, including discontinued operations	52,197	44,482	101,392	90,056
Adjustments for unconsolidated joint ventures	2,038	1,813	4,313	3,819
Gain on acquisition of controlling interests in joint ventures	—	—	(40,191)	—
Gain on sale of unconsolidated joint venture interests	—	—	—	(1,136)
Gain on sale of discontinued operations, net of tax	—	—	(32,541)	—
Income allocated to noncontrolling interests	709	653	1,802	1,036
Funds from operations – diluted	$76,707	$30,351	$145,296	$84,464

Weighted average shares – basic	83,223	72,343	81,554	72,126
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	623	714	652	676
Common units	2,221	2,466	2,255	2,471
Weighted average shares – diluted	86,067	75,523	84,461	75,273

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 3.9 times and 3.8 times for the three and six months ended June 30, 2012, respectively, and approximately 3.1 times and 3.0 times for the three and six months ended June 30, 2011, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 75.0% and 71.3% of our properties (based on invested capital) were unencumbered as of June 30, 2012 and 2011, respectively. Our weighted average maturity of debt, including our line of credit, was approximately 6.4 years at June 30, 2012.

For the longer term, we intend to continue to focus on strengthening our capital and liquidity positions by continuing to focus on our core fundamentals which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

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

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases or sales, the effect our debt level and changes in credit ratings could have on our costs of funds and our ability to access capital markets.

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three and six months ended June 30, 2012 and 2011.

Net cash from operating activities was approximately $140.9 million during the six months ended June 30, 2012 as compared to approximately $114.8 million for the same period in 2011. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our same store communities and the growth in non-same store communities as we consolidated twelve joint ventures in the first quarter of 2012. This increase in revenues was partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of these twelve joint ventures. See further discussions of our 2012 operations as compared to 2011 in “Results of Operations.”

Net cash used in investing activities during the six months ended June 30, 2012 totaled $261.0 million as compared to $57.5 million during the six months ended June 30, 2011. Cash outflows for property development and capital improvements were approximately $141.0 million during the six months ended June 30, 2012 as compared to approximately $67.6 million for the same period in 2011 due primarily to an increase in construction and development activity in the first half of 2012 as compared to the first half of 2011. The property development and capital improvements during the six months ended June 30, 2012 included expenditures for new development, including land, of approximately $97.7 million, including capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $10.0 million, approximately $14.1 million related to redevelopment expenditures, and approximately $29.1 million of other capital expenditures. The property development and capital improvements during the six months ended June 30, 2011 included expenditures for new development, including land, of approximately $38.4 million, including capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $6.2 million, approximately $3.6 million related to redevelopment expenditures, and approximately $25.6 million of other capital expenditures.

Additional cash outflows used in investing activities during the six months ended June 30, 2012 related to the acquisitions of one operating property and the controlling interests in twelve former joint ventures, net of cash acquired, totaling approximately $171.3 million, and outflows for investments in joint ventures of approximately $5.7 million primarily relating to one acquisition by one of our funds, in which we own a 20% interest. During the six months ended June 30, 2011, cash outflows for investments in joint ventures of approximately $35.1 million were due to twelve acquisitions completed by our funds. The outflows during the six months ended June 30, 2012 were partially offset by proceeds of $54.1 million from the sale of three operating properties and by distributions from our joint ventures of approximately $4.0 million. The outflows during the six months ended June 30, 2011 were partially offset by proceeds of $19.3 million from the sale of three operating joint venture properties in March 2011 and proceeds of $19.1 million received from the sales of two land development properties to one of our joint ventures during the three months ended June 30, 2011. These outflows during the six months ended June 30, 2011, were further offset by proceeds received from the sale of our available-for-sale investment of $4.5 million during February 2011, and payments received on notes receivable from affiliates of approximately $3.3 million.

Net cash provided by financing activities totaled approximately $117.1 million for the six months ended June 30, 2012 as compared to net cash used in financing activities of $164.7 million during the same period in 2011. During the six months ended June 30, 2012, net proceeds of approximately $604.5 million were received from the issuance of 9.9 million shares from an equity offering and our ATM programs. The inflow during the six months ended June 30, 2012 was offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of twelve former joint ventures we acquired in January 2012, $36.1 million used to repay maturing secured notes, $100.0 million used to redeem our perpetual preferred units and approximately $88.9 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During the six months ended June 30, 2011, a total of approximately $625.3 million was used to repay our outstanding $500 million term loan and maturing outstanding unsecured notes payable. Also, during the first six months of 2011, approximately $74.0 million was used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During this same period, net proceeds of approximately $491.8 million were provided from the issuance of two series of unsecured notes completed in June 2011, and net proceeds of approximately $37.1 million were provided from the issuance of 0.7 million common shares under our ATM programs.

Financial Flexibility

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016. Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We are in compliance with all such financial covenants and limitations.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2012, we had outstanding letters of credit totaling approximately $10.5 million, leaving approximately $489.5 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized these proceeds to fund the acquisition of the remaining 80% interest we did not own in twelve real estate joint ventures. See Note 6, “Property Acquisitions, Discontinued Operations, and Assets Held for Sale” for further discussion of this transaction.
On May 11, 2012, the shareholders of the Company approved an amendment to our Amended and Restated Declaration of Trust to increase our total number of authorized shares from 110.0 million to 185.0 million shares of beneficial interest, consisting of 175.0 million common shares and 10.0 million preferred shares.
In May 2011, we created an ATM program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”) in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units and for other general corporate purposes, which included funding for development activities, financing of acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. The 2011 ATM program was terminated in the second quarter of 2012, and no further common shares are available for sale under the 2011 ATM program.

In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor’s, which are currently Baa1, BBB+ and BBB, respectively, with stable, stable and positive outlooks, respectively, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During the remainder of 2012, approximately $258.5 million of unsecured debt, including scheduled principal amortizations of approximately $1.8 million, are scheduled to mature. Included in these maturities is one debt instrument totaling $19.3 million which was repaid subsequent to quarter end, and one debt instrument totaling $31.5 million for which the company subsequent to quarter end exercised the automatic one year extension option. .
We intend to incur approximately $137.4 million of additional expected costs to complete our consolidated communities under construction. Of this amount, we expect approximately $45.0 million to $55.0 million will be incurred during the second half of 2012 and the remainder of the costs to be incurred during 2013 and 2014. Additionally, we also expect to incur between approximately $9.0 million and $13.0 million on redevelopment expenditures and $31.0 million and $35.0 million on other capital expenditures during the second half of 2012.
We intend to meet our near-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgages, equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2012, we announced our Board of Trust Managers had declared a quarterly dividend of $0.56 per share, to our common shareholders of record as of June 29, 2012. The dividend was subsequently paid on July 17, 2012, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2012, our annualized dividend rate for 2012 would be $2.24 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of June 30, 2012, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 requires entities to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), entities are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the valuation processes in determining fair value. In addition, ASU 2011-04 requires entities to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Entities are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded in the balance sheet but is disclosed in the notes. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 14, "Fair Value Disclosures" and the fair value discussion above for additional disclosures resulting from the adoption of this standard.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

3.1	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on May 14, 2012)
10.1
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.2
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Deutsch Bank Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.3
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.4
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.5
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.5 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2012.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2012.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	August 3, 2012
Michael P. Gallagher	Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

3.1	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on May 14, 2012)
10.1
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.2
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Deutsch Bank Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.3
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.4
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

10.5
Form of Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.5 to the Company's current Report on Form 8-K filed on May 18, 2012 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2012.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2012.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.