Form 10-Q
period 2012-09-30
CAMDEN PROPERTY TRUST
filed 2012-11-02
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 26, 2012, 84,115,681 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2012	December 31, 2011
Assets
Real estate assets, at cost
Land	$929,289	$768,016
Buildings and improvements	5,359,707	4,751,654
	6,288,996	5,519,670
Accumulated depreciation	(1,542,530)	(1,432,799)
Net operating real estate assets	4,746,466	4,086,871
Properties under development, including land	280,948	299,870
Investments in joint ventures	46,566	44,844
Properties held for sale	6,373	11,131
Total real estate assets	5,080,353	4,442,716
Accounts receivable – affiliates	28,874	31,035
Other assets, net	96,401	88,089
Cash and cash equivalents	5,590	55,159
Restricted cash	6,742	5,076
Total assets	$5,217,960	$4,622,075
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,415,354	$1,380,755
Secured	978,371	1,051,357
Accounts payable and accrued expenses	118,879	93,747
Accrued real estate taxes	43,757	21,883
Distributions payable	49,940	39,364
Other liabilities	78,551	109,276
Total liabilities	2,684,852	2,696,382
Commitments and contingencies
Perpetual preferred units	—	97,925
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 and 100,000 shares authorized; 98,974 and 87,377 issued; 95,867 and 84,517 outstanding at September 30, 2012 and December 31, 2011, respectively	959	845
Additional paid-in capital	3,580,528	2,901,024
Distributions in excess of net income attributable to common shareholders	(692,235)	(690,466)
Treasury shares, at cost (11,782 and 12,509 common shares at September 30, 2012 and December 31, 2011, respectively)	(425,756)	(452,003)
Accumulated other comprehensive loss	(660)	(683)
Total common equity	2,462,836	1,758,717
Noncontrolling interests	70,272	69,051
Total equity	2,533,108	1,827,768
Total liabilities and equity	$5,217,960	$4,622,075
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Property revenues
Rental revenues	$166,179	$140,332	$477,501	$412,794
Other property revenues	28,025	23,892	79,322	68,605
Total property revenues	194,204	164,224	556,823	481,399
Property expenses
Property operating and maintenance	54,008	48,731	153,491	138,974
Real estate taxes	19,096	16,892	56,586	51,596
Total property expenses	73,104	65,623	210,077	190,570
Non-property income
Fee and asset management	3,041	2,646	9,572	6,955
Interest and other income (loss)	3	(108)	(750)	4,749
Income (loss) on deferred compensation plans	(1,781)	(6,096)	3,820	1,233
Total non-property income (loss)	1,263	(3,558)	12,642	12,937
Other expenses
Property management	5,509	5,050	15,644	15,478
Fee and asset management	1,864	1,330	5,051	4,220
General and administrative	9,303	8,572	27,712	26,392
Interest	25,865	27,354	78,795	85,472
Depreciation and amortization	52,588	43,367	155,579	133,547
Amortization of deferred financing costs	909	1,344	2,721	4,761
Expense (benefit) on deferred compensation plans	(1,781)	(6,096)	3,820	1,233
Total other expenses	94,257	80,921	289,322	271,103
Gain on acquisition of controlling interest in joint ventures	—	—	40,191	—
Gain on sale of properties, including land	—	—	—	4,748
Gain on sale of unconsolidated joint venture interests	—	—	—	1,136
Loss on discontinuation of hedging relationship	—	—	—	(29,791)
Equity in income (loss) of joint ventures	3,688	(556)	4,686	(166)
Income from continuing operations before income taxes	31,794	13,566	114,943	8,590
Income tax expense – current	(334)	(313)	(992)	(1,889)
Income from continuing operations	31,460	13,253	113,951	6,701
Income from discontinued operations	343	1,098	1,262	3,196
Gain on sale of discontinued operations, net of tax	—	—	32,541	—
Net income	31,803	14,351	147,754	9,897
Less income allocated to noncontrolling interests from continuing operations	(1,100)	(752)	(3,009)	(2,089)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(9)	(670)	(29)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(5,250)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Net income attributable to common shareholders	$30,703	$11,840	$141,224	$2,529
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Earnings per share – basic
Income (loss) from continuing operations attributable to common shareholders	$0.35	$0.14	$1.29	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.01	0.02	0.40	0.04
Net income attributable to common shareholders	$0.36	$0.16	$1.69	$0.03
Earnings per share – diluted
Income (loss) from continuing operations attributable to common shareholders	$0.35	$0.14	$1.27	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.02	0.39	0.04
Net income attributable to common shareholders	$0.35	$0.16	$1.66	$0.03
Distributions declared per common share	$0.56	$0.49	$1.68	$1.47
Weighted average number of common shares outstanding – basic	85,631	73,242	82,923	72,502
Weighted average number of common shares outstanding – diluted	86,293	74,274	84,694	72,502
Net income attributable to common shareholders
Income from continuing operations	$31,460	$13,253	$113,951	$6,701
Less income allocated to noncontrolling interests from continuing operations	(1,100)	(752)	(3,009)	(2,089)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(5,250)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Income (loss) from continuing operations attributable to common shareholders	30,360	10,751	108,091	(638)
Income from discontinued operations, including gain on sale	343	1,098	33,803	3,196
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(9)	(670)	(29)
Income from discontinued operations, including gain on sale, attributable to common shareholders	343	1,089	33,133	3,167
Net income attributable to common shareholders	$30,703	$11,840	$141,224	$2,529
Condensed Consolidated Statements of Comprehensive Income:
Net income	$31,803	$14,351	$147,754	$9,897
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	—	—	(2,692)
Reclassification of net losses on cash flow hedging activities	—	108	—	39,660
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	—	—	(3,309)
Reclassification of prior service cost on post retirement obligations	7	—	23	—
Comprehensive income	31,810	14,459	147,777	43,556
Less income allocated to noncontrolling interests from continuing operations	(1,100)	(752)	(3,009)	(2,089)
Less income, including gain on sale, allocated to noncontrolling interests from discontinued operations	—	(9)	(670)	(29)
Less income allocated to perpetual preferred units	—	(1,750)	(776)	(5,250)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)	—
Comprehensive income attributable to common shareholders	$30,710	$11,948	$141,247	$36,188
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Noncontrolling interests	Total equity	Perpetual preferred units
December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			141,224			3,679	144,903	2,851
Other comprehensive income					23		23
Common shares issued	112	693,263					693,375
Net share awards		(2,477)		14,096			11,619
Employee stock purchase plan		613		718			1,331
Common share options exercised		1,840		11,433			13,273
Conversions of operating partnership units	2	(450)				448
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(142,993)			(5,950)	(148,943)
Redemption of perpetual preferred units								(100,000)
Purchase of noncontrolling interests		(13,285)				3,044	(10,241)
September 30, 2012	$959	$3,580,528	$(692,235)	$(425,756)	$(660)	$70,272	$2,533,108	$—

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$147,754	$9,897
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	156,423	136,733
Gain on acquisition of controlling interest in joint ventures	(40,191)	—
Gain on sale of discontinued operations, net of tax	(32,541)	—
Gain on sale of properties, including land	—	(4,748)
Gain on sale of unconsolidated joint venture interests	—	(1,136)
Gain on sale of available-for-sale investment	—	(4,301)
Loss on discontinuation of hedging relationship	—	29,791
Distributions of income from joint ventures	3,064	3,673
Equity in (income) loss of joint ventures	(4,686)	166
Share-based compensation	9,950	9,254
Amortization of deferred financing costs	2,721	4,761
Net change in operating accounts and other	7,501	16,707
Net cash from operating activities	249,995	200,797
Cash flows from investing activities
Development and capital improvements	(202,730)	(155,077)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(305,258)	—
Proceeds from sale of properties, including land and discontinued operations	54,125	19,095
Proceeds from sale of joint venture interests	—	19,310
Proceeds from sale of available-for-sale investment	—	4,510
Decrease in notes receivable – affiliates	—	3,279
Investments in joint ventures	(6,706)	(35,280)
Distributions of investments from joint ventures	9,230	2,453
Other	(7,104)	(4,464)
Net cash from investing activities	(458,443)	(146,174)
Cash flows from financing activities
Borrowings on unsecured line of credit	79,000	—
Repayments on unsecured line of credit	(45,000)	—
Repayment of notes payable	(345,592)	(626,432)
Proceeds from notes payable	—	495,705
Proceeds from issuance of common shares	693,375	69,863
Redemption of perpetual preferred units	(100,000)	—
Distributions to common shareholders, perpetual preferred units and noncontrolling interests	(138,641)	(112,932)
Payment of deferred financing costs	(757)	(8,776)
Common share options exercised	12,575	11,267
Net decrease in accounts receivable – affiliates	2,165	500
Other	1,754	1,706
Net cash from financing activities	158,879	(169,099)
Net decrease in cash and cash equivalents	(49,569)	(114,476)
Cash and cash equivalents, beginning of period	55,159	170,575
Cash and cash equivalents, end of period	$5,590	$56,099
Supplemental information
Cash paid for interest, net of interest capitalized	$61,120	$69,043
Cash paid for income taxes	1,548	1,903
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$49,940	$39,319
Value of shares issued under benefit plans, net of cancellations	21,226	18,912
Conversion of operating partnership units to common shares	447	592
Accrual associated with construction and capital expenditures	14,428	12,557
Amount payable for purchase of noncontrolling interest	10,241	—
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	272,606	—
Other liabilities assumed	6,640	—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2012, we owned interests in, operated, or were developing 209 multifamily properties comprising 70,871 apartment homes across the United States. Of the 209 properties, six properties were under development, and when completed will consist of a total of 2,040 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the full year.

Allocations of Purchase Price. Upon acquisition of real estate, we allocate the fair value between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value and the fair value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases at September 30, 2012 was approximately $3.3 million and is included in other assets, net, in our condensed consolidated balance sheet. The unamortized value of above or below market leases at September 30, 2012 was $0.2 million and is included in other liabilities in our condensed consolidated balance sheet. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to get the underlying real estate asset ready for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.1 million and $9.4 million for the three and nine months ended September 30, 2012, respectively, and approximately $2.5 million and $6.1 million for the three and nine months ended September 30, 2011, respectively. Capitalized real estate taxes were approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, and approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively.

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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 3.3 million and 3.7 million for the three months ended September 30, 2012 and 2011, respectively, and was approximately 2.4 million and 4.8 million for the nine months ended September 30, 2012 and 2011, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Earnings per share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$30,360	$10,751	$108,091	$(638)
Amount allocated to participating securities	(288)	(154)	(1,387)	(118)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	30,072	10,597	106,704	(756)
Income from discontinued operations, including gain on sale, attributable to common shareholders	343	1,089	33,133	3,167
Net income attributable to common shareholders, as adjusted	$30,415	$11,686	$139,837	$2,411

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.35	$0.14	$1.29	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.01	0.02	0.40	0.04
Net income attributable to common shareholders, as adjusted – per share	$0.36	$0.16	$1.69	$0.03

Weighted average number of common shares outstanding – basic	85,631	73,242	82,923	72,502

Earnings per share calculation – diluted
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$30,072	$10,597	$106,704	$(756)
Income allocated to common units from continuing operations	—	8	1,167	—
Income (loss) from continuing operations attributable to common shareholders, as adjusted	30,072	10,605	107,871	(756)
Income from discontinued operations, including gain on sale, attributable to common shareholders	343	1,089	33,133	3,167
Net income attributable to common shareholders, as adjusted	$30,415	$11,694	$141,004	$2,411

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.35	$0.14	$1.27	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	—	0.02	0.39	0.04
Net income attributable to common shareholders, as adjusted – per share	$0.35	$0.16	$1.66	$0.03

Weighted average number of common shares outstanding – basic	85,631	73,242	82,923	72,502
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	662	793	655	—
Common units	—	239	1,116	—
Weighted average number of common shares outstanding – diluted	86,293	74,274	84,694	72,502

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

The following table presents activity under our 2010 and 2011 ATM programs for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total net consideration	$—	$32,736.8	$128,128.0	$69,862.9
Common shares sold	—	506.2	1,971.4	1,127.9
Average price per share	$—	$65.76	$66.01	$63.13

In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing of acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness.

The following table presents activity under our 2012 ATM program for the periods presented (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Total net consideration	$88,915.9	$173,627.6
Common shares sold	1,302.5	2,607.9
Average price per share	$69.34	$67.63

As of September 30, 2012, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under the 2012 ATM program. No additional shares were sold through the date of this filing.

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
6. Property Acquisitions, Discontinued Operations, and Assets Held for Sale
Acquisitions. In May 2012, we acquired approximately 4.7 acres of land located in Dallas, Texas for approximately $13.4 million. In August 2012, we acquired approximately 12.0 acres of land located in Austin, Texas for approximately $3.3 million. In November 2012, we acquired approximately 2.4 acres of land located in Plantation, Florida for approximately $9.0 million. We intend to utilize these land holdings for development of multifamily apartment communities.
In June 2012, we acquired Camden Belmont comprised of 477 units located in Dallas, Texas for approximately $76.0 million. In July 2012, we acquired Camden Creekstone comprised of 223 units located in Atlanta, Georgia for approximately $25.3 million. In September 2012, we acquired Camden Landmark comprised of 469 units located in Ontario, California for approximately $90.5 million and we acquired Camden Henderson comprised of 106 units located in Dallas, Texas for approximately $19.2 million.
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities, containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures for approximately $99.5 million and assumed approximately $272.6 million in mortgage debt associated with these joint ventures, which was subsequently repaid in January 2012. As a result of acquiring a controlling interest in the former unconsolidated joint ventures, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $40.2 million. The equity was remeasured utilizing the consideration paid for the acquired 80% ownership interest.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisitions of the twelve joint ventures and four operating properties described above as of the respective acquisition/consolidation dates (in millions):

Assets acquired:
Buildings and improvements	$460.4
Land	134.9
Cash	3.4
Restricted cash	0.7
Intangible and other assets	14.5
Total assets acquired	$613.9

Liabilities assumed:
Mortgage debt (1)	$272.6
Other liabilities	6.6
Total liabilities assumed	$279.2
Net assets acquired	$334.7
(1) Mortgage debt assumed was subsequently repaid in January 2012 at face value.

The related assets, liabilities, and results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. There was no contingent consideration associated with these acquisitions.
The twelve former joint ventures and the four operating properties acquired as discussed above contributed revenues of approximately $35.3 million and property expenses of approximately $14.3 million, from their respective acquisition/consolidation dates through September 30, 2012.
The following unaudited pro forma summary presents consolidated information assuming the acquisitions/consolidation of the twelve former joint ventures and four operating properties described above had occurred on January 1, 2011. The information below for the three and nine months ended September 30, 2012, contains pro forma results for the respective portions of the periods prior to the respective acquisition/consolidation dates and actual results from the respective dates of acquisition/consolidation through the end of the periods.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)
Property revenues	$196,396	$179,665	$571,048	$526,824
Property expenses	74,060	72,541	216,160	211,034
	$122,336	$107,124	$354,888	$315,790
We owned one apartment community, containing 253 apartment homes, located in Houston, Texas, in a fully-consolidated joint venture, Camden Travis Street, in which we held a 25% ownership interest. On September 30, 2012, we acquired the remaining 75% noncontrolling ownership interest in this joint venture for approximately $10.2 million. The acquisition of the remaining ownership interest was recorded as an equity transaction and, as a result, the carrying balance of the noncontrolling interest was eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional-paid-in-capital. See Note 15, "Noncontrolling interests" for the effect of changes in ownership interests of this joint venture on the equity attributable to common shareholders.

Discontinued Operations and Assets Held for Sale. For the three and nine months ended September 30, 2012, income from discontinued operations included the results of operations of three operating properties, Camden Vista Valley, Camden Landings, and Camden Creek, containing 1,033 apartment homes, sold in the first quarter of 2012. Income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 also included the results of operations of two operating properties, Camden Laurel Ridge and Camden Steeplechase, containing 473 apartment homes, classified as held for sale as of September 30, 2012. These properties were sold in October 2012 for approximately $26.6 million.

For the three and nine months ended September 30, 2011, income from discontinued operations also included the results of operations of two operating properties, Camden Valley Creek and Camden Valley Ridge, containing 788 apartment homes, sold in December 2011.

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Property revenues	$1,104	$4,710	$4,390	$13,788
Property expenses	540	2,421	2,284	7,028
	564	2,289	2,106	6,760
Depreciation and amortization	221	1,191	844	3,564
Income from discontinued operations	$343	$1,098	$1,262	$3,196

7. Investments in Joint Ventures
As of September 30, 2012, our equity investments in unconsolidated joint ventures consisted of five joint ventures, with our ownership percentages ranging from 15% to 50%. We utilize the equity method of accounting to account for transactions related to these investments. We currently provide property management services to each of these joint ventures which owns operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	September 30, 2012	(1)	December 31, 2011
Total assets	$1,068.1		$1,394.9
Total third-party debt	844.7		1,093.9
Total equity	188.7		261.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues (2)	$37.5	$40.4	$111.6	$99.1
Net income (loss)	15.3	(7.4)	13.5	(13.8)
Equity in income (loss) (3)	3.7	(0.6)	4.7	(0.2)

(1)
In January 2012, as a result of our purchase of the remaining 80% ownership interest in previously unconsolidated joint ventures, we consolidated twelve joint ventures previously accounted for in accordance with the equity method. Refer to Note 6, "Property Acquisitions, Discontinued Operations, and Assets Held for Sale," for further discussion of the acquisition.

(2)
Excludes approximately $2.2 million and $7.5 million of revenues for the three and nine months ended September 30, 2012, and $5.7 million and $16.4 million for the three and nine months ended September 30, 2011, respectively, related to discontinued operations within one of our unconsolidated joint ventures resulting from the sale of four operating properties in the fourth quarter of 2011 and one operating property in the fourth quarter of 2012. Discontinued operations also relates to the sale of one operating property in another unconsolidated joint venture during the third quarter of 2012.

(3)	Equity in income (loss) excludes our ownership interest of fee income from various property management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of September 30, 2012, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.8 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $8.8 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In January 2012, one of our discretionary investment funds acquired a multifamily property, Camden Asbury, consisting of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida. In September 2012, this fund acquired approximately 3.7 acres of land located in Charlotte, North Carolina. The fund intends to utilize these land holdings for development of multifamily apartment communities.

In August 2012, one of our funds sold one operating property, Camden South Congress, consisting of 253 units located in Austin, Texas for approximately $54.4 million. Our proportionate share of the gain was approximately $2.9 million, which was reported as a component of equity in income (loss) of joint ventures in the condensed consolidated statements of income and comprehensive income. In October 2012, one of our unconsolidated joint ventures sold one operating property, Camden Passage, consisting of 596 units located in Kansas City, Missouri for approximately $40.7 million.

8. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	September 30, 2012	December 31, 2011
Commercial Banks
Unsecured line of credit and short-term borrowings	$34.0	$—
	34.0	—

Senior unsecured notes
5.93% Notes, due 2012	189.6	189.6
5.45% Notes, due 2013	199.8	199.7
5.08% Notes, due 2015	249.5	249.3
5.75% Notes, due 2017	246.3	246.2
4.70% Notes, due 2021	248.7	248.6
5.00% Notes, due 2023	247.4	247.3
	1,381.3	1,380.7
Total unsecured notes payable	1,415.3	1,380.7

Secured notes
0.96% – 6.00% Conventional Mortgage Notes, due 2013 – 2045	940.3	1,012.3
1.35% Tax-exempt Mortgage Note due 2028	38.1	39.1
	978.4	1,051.4
Total notes payable	$2,393.7	$2,432.1

Floating rate tax-exempt debt included in secured notes (1.35%)	$38.1	$39.1
Floating rate debt included in secured notes (0.96% - 1.69%)	206.4	206.4

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2012, we had outstanding letters of credit totaling approximately $10.9 million, leaving approximately $455.1 million available under our unsecured line of credit.

In June 2012, we repaid a 4.92% secured third-party note payable which was due to mature on July 1, 2012 for approximately $33.7 million. In August 2012, we repaid a 5.07% secured third-party note payable which matured on August 1, 2012 for approximately $19.3 million. In August 2012, we repaid a 4.92% secured third-party note payable which was due to mature on September 1, 2012 for approximately $16.7 million.

On October 1, 2012, we repaid a $31.5 million secured third-party note payable which was scheduled to mature in August 2013. This secured debt related to a fully-consolidated joint venture in which we acquired the remaining noncontrolling ownership interest in September 2012. See Note 6, "Property acquisitions, discontinued operations, and assets held for sale" for further discussion.

At September 30, 2012 and 2011, the weighted average interest rate on our floating rate debt, which include amounts outstanding on our unsecured line of credit, was approximately 1.1%.

Our indebtedness, including amounts drawn on our unsecured line of credit, had a weighted average maturity of 6.2 years at September 30, 2012. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at September 30, 2012 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2012	$190.3	5.9%
2013 (1)	259.5	4.9
2014	11.0	6.0
2015	286.4	4.6
2016 (2)	2.6	—
2017 and thereafter	1,643.9	4.6
Total	$2,393.7	4.8%
(1) Includes $31.5 million of secured debt which was repaid subsequent to September 30, 2012 in conjunction with the acquisition of the remaining 75% interest in a fully-consolidated joint venture.
(2) Includes only scheduled principal amortizations.

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

Designated Hedges. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income or loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. No portion of designated hedges was ineffective during the three and nine months ended September 30, 2011. We did not have any designated hedges during the nine months ended September 30, 2012.

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

As of September 30, 2012, we had the following outstanding interest rate derivatives which were not designated as hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$175.0	million
Interest Rate Swap (1)	1	$500.0	million
(1) In October 2012, the interest rate swap matured and was settled.

The table below presents the fair value of our derivative financial instruments as well as their classification in the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 (in millions):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$0.2	Other Liabilities	$16.6
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011 (in millions):

Effect of Derivative Instruments

Three Months Ended
September 30,
	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest Rate Swaps (1)	$—	$—	Interest expense	$—	$0.1	Loss on discontinuation of hedging relationship	$—	$—

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Statements of Income	Amount of (Loss) Recognized in Statements of Income
		2012	2011
Interest Rate Cap	Other income/(loss)	$—	$(0.1)
Interest Rate Swap	Other income/(loss)	$—	$(0.1)

Nine Months Ended
September 30,
	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Statements of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest Rate Swaps (1)	$—	$(2.7)	Interest expense	$—	$9.9	Loss on discontinuation of hedging relationship	$—	$29.8

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Statements of Income	Amount of (Loss) Recognized in Statements of Income
		2012	2011
Interest Rate Cap	Other income/(loss)	$(0.1)	$(0.1)
Interest Rate Swap	Other income/(loss)	$(0.7)	$(0.1)

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.

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

At September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk (the “termination value”), related to these agreements was approximately $1.9 million. The credit-risk related contingent features underlying these agreements had not been triggered as of September 30, 2012. In October 2012, our interest rate swap matured and was settled.

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

At September 30, 2012 approximately 7.9 million fungible units were available under the 2011 Share Plan, which results in approximately 2.3 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

Awards which may be granted under the 2011 Share Plan include incentive share options, non-qualified share options (which may be granted separately or in connection with an option), share awards, dividends and dividend equivalents and other equity based awards. Persons eligible to receive awards under the 2011 Share Plan are trust managers, directors of our affiliates, executive and other officers, key employees and consultants, as determined by the Compensation Committee of our Board of Trust Managers. The 2011 Share Plan will expire on May 11, 2021. In July 2012, the 2011 Share Plan was amended to provide that annual share grants to our trust managers will vest as determined by the Compensation Committee of our Board of Trust Managers at the date of grant, subject to the provisions of the 2011 Share Plan.

Options. Approximately 0.5 million options were exercised during each of the nine months ended September 30, 2012 and 2011. The options were exercised at prices ranging from $30.06 to $51.37 per option during the nine months ended September 30, 2012, and at prices ranging from $30.06 to $62.32 per option during the nine months ended September 30, 2011. The total intrinsic value of options exercised was approximately $12.0 million and $9.5 million, during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $0.6 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next two years. At September 30, 2012, outstanding options and exercisable options had a weighted average remaining life of approximately 4.2 years and 3.2 years, respectively.

The following table summarizes outstanding share options and exercisable options at September 30, 2012:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$31.48	210,750	$30.06	14,943	$30.12
$41.16-$43.94	258,632	42.72	240,000	42.63
$45.53-$73.32	379,330	49.05	306,221	49.30
Total options	848,712	$42.41	561,164	$45.93

(1)
The aggregate intrinsic value of outstanding and exercisable options at September 30, 2012 were $18.9 million and $10.6 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $64.49 per share on September 30, 2012 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No options have been granted in 2012.

Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2012, the unamortized value of previously issued unvested share awards was approximately $36.9 million, which is expected to be amortized over the next five years. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was approximately $13.4 million and $11.0 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.6 million and $3.3 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $10.4 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively. Total capitalized compensation cost for option and share awards was approximately $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $1.1 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2011	1,339,536	$42.27	818,754	$46.88
Granted	—	—	345,180	63.50
Exercised/vested	(458,881)	40.74	(274,119)	48.71
Forfeited	(31,943)	60.56	(13,338)	51.52
Net activity	(490,824)		57,723
Total options and nonvested share awards outstanding at September 30, 2012	848,712	$42.41	876,477	$52.77

11. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Change in assets:
Other assets, net	$(8,765)	$3,046
Change in liabilities:
Accounts payable and accrued expenses	11,759	11,343
Accrued real estate taxes	20,230	15,048
Other liabilities	(16,322)	(13,131)
Other	599	401
Change in operating accounts and other	$7,501	$16,707

12. Commitments and Contingencies
Construction Contracts. As of September 30, 2012, we had approximately $178.0 million of additional expected costs to complete our construction projects currently under development. We expect to fund these amounts through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgages, equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement.

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
The two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. These lawsuits are in an early stage of litigation and discovery is continuing. While we have denied liability to the associations, it is not possible to determine the potential outcome nor is it possible to estimate a range of the amount of loss, if any, that would be associated with any potential adverse decision as these matters are in an early stage of litigation.
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

Lease Commitments. At September 30, 2012, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for both of the three months ended September 30, 2012 and 2011, and approximately $1.9 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. Minimum annual rental commitments for the remainder of 2012 are $0.6 million, and for the years ending December 31, 2013 through 2016 are approximately $2.5 million, $2.4 million, $1.5 million, and $0.4 million, respectively, and approximately $0.9 million in the aggregate thereafter.

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

We have two discretionary investment funds to make direct and indirect investments in multifamily real estate throughout the United States, primarily through acquisitions of operating properties and certain land parcels which will be acquired by or contributed to the funds for development. As of December 31, 2011, one of our funds was closed for future investments as the end of the investment period was reached. During the first quarter of 2012, the investment period of our remaining fund was extended from April 8, 2012 to earlier of (i) December 31, 2012, or (ii) such time as 85% of the fund's committed capital is invested. We can use the extended investment period exclusively for acquisitions of designated development properties.

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

We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011. Income taxes for the nine months ended September 30, 2011 also included approximately $1.0 million associated with the gain recognized on the sale of our available-for-sale investment.

Other income tax expense is related to entity level taxes on certain ventures, state taxes, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2012.

14. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 under the fair value hierarchy discussed in Footnote 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$38.9	$—	$—	$38.9	$41.0	$—	$—	$41.0
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$0.2	$—	$0.2	$—	$16.6	$—	$16.6
(1) The balance at September 30, 2012 also reflects approximately $7.0 million of participant cash withdrawals from our deferred compensation plan investment during the nine months ended September 30, 2012.

Financial Instrument Fair Value Disclosures. As of September 30, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.
The following table presents the carrying and estimated fair value of our notes payable at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,115.2	$2,351.5	$2,186.6	$2,304.4
Floating rate notes payable (1)	278.5	269.8	245.5	233.6
(1) Includes balances outstanding under our unsecured line of credit.
Non-recurring Fair Value Disclosures. There were no events during the nine months ended September 30, 2012 or 2011 which required fair value adjustments of our non-financial assets and non-financial liabilities.

15. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the nine months ended September 30:

(in thousands)	2012	2011
Net income attributable to common shareholders	$141,224	$2,529
Transfers from the noncontrolling interests:
Increase (decrease) in equity for conversion of operating partnership units	(448)	592
Decrease in additional-paid-in-capital for purchase of remaining noncontrolling ownership interest in a consolidated joint venture	(13,285)	—
Change in common equity and net transfers from noncontrolling interests	$127,491	$3,121

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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of September 30, 2012, we owned interests in, operated, or were developing 209 multifamily properties comprising 70,871 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Property Operations
Our results for the nine months ended September 30, 2012 reflect an increase in rental revenue as compared to the same period in 2011, which we believe was primarily due to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decrease in home ownership rates, which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 6.5% for the first nine months of 2012, as compared to the same period in 2011. We believe U.S. economic and employment growth will continue during 2012 and the supply of new multifamily homes will continue to be below historical levels. However, we believe significant risks to the economy remain prevalent, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions in the United States were to worsen, our operating results could be adversely affected.
Development Activity
During the nine months ended September 30, 2012, we completed construction of six development projects containing 1,495 units, including one community containing 244 units in one of our discretionary funds in which we have a 20% ownership interest. As of September 30, 2012, three of these projects had achieved stabilization. At September 30, 2012, we had a total of six development projects under construction containing 2,040 units, including one development project containing 276 units in one of our discretionary funds, with initial occupancy occurring between 2012 and 2014. Excluding the development project in one of our discretionary funds, we have remaining expected costs to complete of approximately $178.0 million on the five consolidated projects as of September 30, 2012.
Acquisitions
During the nine months ended September 30, 2012, we acquired sixteen operating properties in five transactions totaling approximately $583.1 million, including assumed debt of approximately $272.6 million. Twelve of these operating properties were former unconsolidated joint ventures in which we acquired the remaining 80% ownership interests. On September 30, 2012, we also acquired the remaining 75% noncontrolling ownership interest in a fully-consolidated joint venture for approximately $10.2 million. During the nine months ended September 30, 2012, we acquired approximately 16.7 acres of land in two transactions for approximately $16.7 million. We intend to utilize these land holdings for development of multifamily apartment communities. We funded these acquisitions through cash generated from operations, proceeds from our at-the-market share offering programs (“ATM programs”), proceeds from an equity offering completed in January 2012, and proceeds from property dispositions.
During the nine months ended September 30, 2012, one of our funds acquired one operating property and two land holdings totaling 18.7 acres which it intends to utilize for development of multifamily apartment communities.
In November 2012, we acquired approximately 2.4 acres of land located in Plantation, Florida for approximately $9.0 million.
Dispositions
During the first quarter of 2012, we sold three operating properties consisting of 1,033 units for approximately $55.6 million and recognized a gain of approximately $32.5 million on these sales. In August 2012, one of our funds sold one operating property consisting of 253 units located in Austin, Texas for approximately $54.4 million. Our proportionate share of the gain was approximately $2.9 million.
During October 2012, we sold two operating properties consisting of 473 units for approximately $26.6 million. In October 2012, one of our unconsolidated joint ventures also sold an operating property consisting of 596 units located in Kansas City, Missouri for approximately $40.7 million.
Future Outlook
Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline, and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions and secured mortgages, equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement.
As of September 30, 2012, we had approximately $5.6 million in cash and cash equivalents and approximately $455.1 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under the 2012 ATM program. We believe our remaining payments on debt maturing in 2012 are manageable at approximately $190.3 million, which represents approximately 8% of our total outstanding debt and includes scheduled principal amortizations of approximately $0.6 million. On October 1, 2012, we repaid a $31.5 million secured third-party note payable which was scheduled to mature in August 2013. This secured debt related to a fully-consolidated joint venture in which we acquired the remaining noncontrolling ownership interest in September 2012. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2012		December 31, 2011
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas (1)	9,002	26	9,354	26
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,562	17	5,979	15
Tampa, Florida	6,493	15	5,953	13
Washington, D.C. Metro	5,791	17	5,604	16
Atlanta, Georgia	3,769	13	3,546	12
Orlando, Florida	3,764	9	3,564	9
Charlotte, North Carolina	3,574	15	3,574	15
Austin, Texas (2)	3,213	10	3,222	10
Raleigh, North Carolina	3,054	8	2,704	7
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,171	7	2,171	7
Phoenix, Arizona	2,076	7	2,433	8
San Diego/Inland Empire, California	1,665	5	1,196	4
Other	4,680	12	4,680	12
Total Operating Properties	68,831	203	66,997	196
Properties Under Development
Washington, D.C. Metro	596	2	783	3
Orlando, Florida	438	1	858	2
Denver, Colorado	424	1	—	—
Austin, Texas	314	1	244	1
Houston, Texas	268	1	372	2
Tampa, Florida	—	—	540	2
Total Properties Under Development	2,040	6	2,797	10
Total Properties	70,871	209	69,794	206
Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	3,152	10	4,368	13
Las Vegas, Nevada	3,098	14	4,047	17
Austin, Texas	1,360	4	1,613	5
Dallas, Texas	1,250	3	1,706	4
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	—	—
Atlanta, Georgia	344	2	344	2
Denver, Colorado	320	1	320	1
Washington, D.C. Metro	276	1	276	1
Phoenix, Arizona	—	—	992	4
Los Angeles/Orange County, California	—	—	421	1
Other	2,841	8	2,841	8
Total Unconsolidated Joint Venture Properties	13,441	45	17,378	57
Total Properties Fully Consolidated	57,430	164	52,416	149

(1)	Includes one property consisting of 290 apartment homes located in Houston which was included in properties held for sale at September 30, 2012. This property was sold in October 2012.

(2)	Includes one property consisting of 183 apartment homes located in Austin which was included in properties held for sale at September 30, 2012. This property was sold in October 2012.

(3)	Refer to Note 7, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Acquisitions

During the nine months ended September 30, 2012, we completed acquisitions of seventeen operating properties and one of our unconsolidated joint ventures completed an acquisition of one operating property as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition (1)
Consolidated acquisitions:
Camden Addison	Dallas, TX	456	1/25/2012
Camden Holly Springs	Houston, TX	548	1/25/2012
Camden Park	Houston, TX	288	1/25/2012
Camden Sugar Grove	Houston, TX	380	1/25/2012
Camden Parkside	Fullerton, CA	421	1/25/2012
Camden Fountain Palms	Phoenix, AZ	192	1/25/2012
Camden Pecos Ranch	Phoenix, AZ	272	1/25/2012
Camden Sierra	Phoenix, AZ	288	1/25/2012
Camden Towne Center	Phoenix, AZ	240	1/25/2012
Camden Pines	Las Vegas, NV	315	1/25/2012
Camden Summit	Las Vegas, NV	234	1/25/2012
Camden Tiara	Las Vegas, NV	400	1/25/2012
Camden Belmont	Dallas, TX	477	6/28/2012
Camden Creekstone	Atlanta, GA	223	7/12/2012
Camden Landmark	Ontario, CA	469	9/27/2012
Camden Henderson	Dallas, TX	106	9/28/2012
Camden Travis Street (2)	Houston, TX	253	9/30/2012
Consolidated total		5,562

Camden Asbury Village (3)	Raleigh, NC	350	1/27/2012
(1) The properties acquired on January 25, 2012 were former unconsolidated joint ventures in which we acquired the remaining 80% ownership interests. The 4,034 apartment homes were previously included in our unconsolidated joint venture property count.
(2) Acquired the remaining 75% noncontrolling ownership interest in a fully consolidated joint venture. The 253 apartment homes were previously included in our consolidated property count.
(3) Property owned through an unconsolidated joint venture in which we own a 20% interest.
During the nine months ended September 30, 2012, we acquired two land tracts and one of our unconsolidated joint ventures also acquired two land tracts as follows:

Location of Land Tract Acquisitions	Acreage	Date of Acquisition
Dallas, TX	4.7	5/8/2012
Austin, TX	12.0	8/23/2012
Consolidated total	16.7

Orlando, FL (1)	15.0	3/22/2012
Charlotte, NC (1)	3.7	9/28/2012
Unconsolidated total	18.7
(1) Land tract owned through an unconsolidated joint venture in which we own a 20% interest.
In November 2012, we acquired approximately 2.4 acres of land located in Plantation, Florida for approximately $9.0 million.

Dispositions
During the nine months ended September 30, 2012, we sold three operating properties and one of our unconsolidated joint ventures sold one operating property as follows:

Dispositions of Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Vista Valley	Phoenix, AZ	357	1/12/2012
Camden Landings	Orlando, FL	220	3/7/2012
Camden Creek	Houston, TX	456	3/16/2012
Consolidated total		1,033

Camden South Congress (1)	Austin, TX	253	8/30/2012
(1) Property formerly owned through an unconsolidated joint venture in which we own a 20% interest.
During October 2012, we sold Camden Laurel Ridge comprised of 183 apartment homes located in Austin, Texas and Camden Steeplechase comprised of 290 apartment homes located in Houston, Texas. During October 2012, one of our unconsolidated joint ventures also sold an operating property, Camden Passage, comprised of 596 units located in Kansas City, Missouri.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. During the three months ended September 30, 2012, stabilization was achieved at three recently completed development properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Total Cost Incurred	% Occupied at 10/28/12	Date of Construction Completion	Date of Stabilization
Camden LaVina
Orlando, FL	420	$55.5	96%	1Q12	3Q12
Camden Summerfield II
Landover, MD	187	25.0	95%	1Q12	3Q12
Camden Montague
Tampa, FL	192	20.0	96%	2Q12	3Q12
Total	799	$100.5

Development and Lease-Up Properties
At September 30, 2012, we had two consolidated completed properties and one completed property owned by one of our unconsolidated joint ventures in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 10/28/12	Date of Construction Completion	Estimated Date of Stabilization
Camden Royal Oaks II
Houston, TX	104	$13.2	61%	1Q12	3Q13
Camden Westchase Park (1)
Tampa, FL	348	48.0	95%	3Q12	4Q12
Consolidated total	452	$61.2

Camden Amber Oaks II (2)
Austin, TX	244	$21.9	86%	3Q12	1Q13
(1) Property reached stabilization subsequent to September 30, 2012.
(2) Property owned through an unconsolidated joint venture in which we own a 20% interest.

Our condensed consolidated balance sheet at September 30, 2012 included approximately $280.9 million related to properties under development and land. Of this amount, approximately $108.5 million related to our projects currently under construction. In addition, we had approximately $172.4 million primarily invested in land held for future development, which included approximately $131.2 million related to projects we expect to begin constructing during the next two years, and approximately $41.2 million related to land tracts which we may develop in the future.
Communities Under Construction. At September 30, 2012, we had five consolidated properties and one of our unconsolidated joint ventures had one property in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Town Square (1)
Orlando, FL	438	$66.0	$58.4	$7.9	4Q12	3Q13
Camden City Centre II
Houston, TX	268	36.0	22.3	22.3	2Q13	3Q14
Camden NOMA
Washington, DC	320	110.0	60.7	60.7	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	7.8	7.8	2Q14	3Q15
Camden Flatirons
Denver, CO	424	78.0	9.8	9.8	4Q14	4Q16
Consolidated total	1,764	$337.0	$159.0	$108.5

Camden South Capitol (2)
Washington, DC	276	$88.0	$58.3	$58.3	4Q13	3Q14

(1)	Property in lease-up as of September 30, 2012.

(2)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

Development Pipeline Communities. At September 30, 2012, we had the following communities undergoing development activities:

($ in millions) Property and Location	Projected Homes		Total Estimated Cost (1)		Cost to Date
Camden Glendale Triangle
Glendale, CA	303		$115.0		$28.2
Camden Boca Raton
Boca Raton, FL	261		54.0		7.2
Camden Paces (Phase 1)
Atlanta, GA	379	(2)	110.0	(2)	48.0	(3)
Camden La Frontera
Austin, TX	300		32.0		3.6
Camden Victory Park
Dallas, TX	425		70.0		14.2
Camden Hollywood
Los Angeles, CA	299		125.0		18.0
Camden Lincoln Station
Denver, CO	275		48.0		5.1
Camden McGowen Station
Houston, TX	251		40.0		6.9
Total	2,493		$594.0		$131.2
(1) Represents our best estimate of the total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performances, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
(2) This development will be developed in two phases. The estimated cost and projected homes are for phase one only.
(3) Represents cost to date for both phases.

Land Holdings. At September 30, 2012, we had the following land tracts:

($ in millions) Location	Acreage	Cost to Date
Washington, DC	0.9	$17.3
Houston, TX	13.2	6.9
Dallas, TX	7.2	8.6
Las Vegas, NV	19.6	4.2
Other	4.8	4.2
Total	45.7	$41.2

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2012 and 2011 are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average monthly property revenue per apartment home	$1,189	$1,126	$1,163	$1,101
Annualized total property expenses per apartment home	$5,369	$5,398	$5,265	$5,228
Weighted average number of operating apartment homes owned 100%	54,461	48,627	53,204	48,601
Weighted average occupancy of operating apartment homes owned 100% *	95.4%	95.1%	95.2%	94.7%
 * Our one student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011:

($ in thousands)	Apartment Homes At 9/30/12	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
		2012	2011	$	%	2012	2011	$	%
Property revenues:
Same store communities	47,251	$169,087	$158,621	$10,466	6.6%	$494,984	$464,980	$30,004	6.5%
Non-same store communities	7,490	22,136	4,286	17,850	416.5	54,798	12,635	42,163	333.7
Development and lease-up communities	2,216	1,657	—	1,657	*	2,236	—	2,236	*
Other	—	1,324	1,317	7	0.5	4,805	3,784	1,021	27.0
Total property revenues	56,957	$194,204	$164,224	$29,980	18.3%	$556,823	$481,399	$75,424	15.7%
Property expenses:
Same store communities	47,251	$63,148	$62,886	$262	0.4%	$185,372	$182,452	$2,920	1.6%
Non-same store communities	7,490	8,836	1,719	7,117	414.0	21,671	4,796	16,875	351.9
Development and lease-up communities	2,216	509	—	509	*	760	—	760	*
Other	—	611	1,018	(407)	(40.0)	2,274	3,322	(1,048)	(31.5)
Total property expenses	56,957	$73,104	$65,623	$7,481	11.4%	$210,077	$190,570	$19,507	10.2%
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
Same store analysis
Same store rental revenues increased approximately $8.9 million, or 6.5%, during the three months ended September 30, 2012, as compared to the same period in 2011, due to a 5.6% increase in average rental rates and a 0.5% increase in average occupancy for our same store portfolio. During the three months ended September 30, 2012, average rental rates on new leases were 4.4% higher than expiring lease rates and average rental rates on renewal leases were 7.9% higher than expiring leases rates. Same store rental revenues increased approximately $25.7 million, or 6.5%, during the nine months ended September 30, 2012 as compared to the same period in 2011, due to a 5.6% increase in average rental rates and a 0.6% increase in average occupancy for our same store portfolio. During the nine months ended September 30, 2012, average rental rates on new leases were 4.6% higher than expiring lease rates and average rental rates on renewal leases were 8.1% higher than expiring lease rates. We believe the increases to rental revenue were due in part to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decline in home ownership rates. Additionally, there was a $1.6 million and $4.3 million increase in other property revenue during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $0.3 million, or 0.4%, for the three months ended September 30, 2012, and increased approximately $2.9 million, or 1.6%, for the nine months ended September 30, 2012, as compared to the same periods in 2011. The increases were primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities, offset partially by refunds received on successful protests of prior year tax assessments. The increases were also due to higher salaries and benefit expenses due to increases in annual compensation and higher benefit costs. Utility expenses, including costs associated with our utility rebilling programs, decreased approximately $0.3 million during the three months ended September 30, 2012 and increased approximately $0.6 million during the nine months ended September 30, 2012 as compared to the same periods in 2011. The decrease during the three months ended September 30, 2012 was primarily related to lower electricity, natural gas and trash removal expense. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the three months ended September 30, 2012 increased approximately $0.4 million, or 0.7%, and increased approximately $2.5 million, or 1.5%, for the nine months ended September 30, 2012, as compared to the same periods in 2011.

Non-same store and development and lease-up analysis
Property revenues and expenses from non-same store and development and lease-up communities increased approximately $19.5 million and $7.6 million for the three months ended September 30, 2012, respectively, as compared to the same period in 2011. The increases were primarily due to approximately $12.2 million of revenues and approximately $4.9 million of expenses recognized during the three months ended September 30, 2012 related to twelve joint venture communities we consolidated during January 2012, which were previously accounted for in accordance with the equity method of accounting. The increases were also due to approximately $2.4 million of revenues and approximately $1.1 million of expenses recognized during the three months ended September 30, 2012 related to the acquisition of two operating properties completed in June and July of 2012. The increases for non-same store properties were also related to three properties in our development pipeline reaching stabilization during the three months ended September 30, 2012. The increases in our development and lease-up communities were related to the completion and partial lease-up of three properties in our development pipeline during the three months ended September 30, 2012.
Property revenues and expenses from non-same store and development and lease-up communities increased approximately $44.4 million and $17.6 million for the nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increases were primarily due to approximately $32.7 million of revenues and approximately $13.2 million of expenses related to twelve joint venture communities we consolidated during January 2012. The increases were also due to approximately $2.5 million of revenues and approximately $1.1 million of expenses recognized during the nine months ended September 30, 2012 related to the acquisition of two operating properties completed in June and July of 2012. The increases for non-same store properties were also related to three properties in our development pipeline reaching stabilization during the three months ended September 30, 2012. The increases in our development and lease-up communities were related to the completion and partial lease-up of three properties in our development pipeline during the nine months ended September 30, 2012.

Other property analysis
Other property revenues increased approximately $1.0 million for the nine months ended September 30, 2012, as compared to the same period in 2011. The increase was primarily due to revenues of approximately $1.2 million for the nine months ended September 30, 2012 from above and below market lease amortization related to twelve joint venture communities we consolidated during January 2012.
Other property expenses decreased approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decreases were primarily related to decreases in property taxes expensed on three land holdings on which we initiated development activities in 2012. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Fee and asset management	$3,041	$2,646	$395	14.9%	$9,572	$6,955	$2,617	37.6%
Interest and other income (loss)	3	(108)	111	(102.8)	(750)	4,749	(5,499)	(115.8)
Income (loss) on deferred compensation plans	(1,781)	(6,096)	4,315	(70.8)	3,820	1,233	2,587	209.8
Total non-property income	$1,263	$(3,558)	$4,821	(135.5)%	$12,642	$12,937	$(295)	(2.3)%

Fee and asset management income increased approximately $0.4 million and $2.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. These increases were primarily due to increases in property management, development and construction fees due to acquisitions completed and development communities started by our funds in 2011 and 2012. These increases were also due to increased levels of third-party construction activities for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. These increases were partially offset by a decrease in property management fees due to our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011.

Interest and other income (loss) increased approximately $0.1 million for the three months ended September 30, 2012, and decreased approximately $5.5 million for the nine months ended September 30, 2012, as compared to the same periods in 2011. The increase during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in losses recognized on non-designated hedges. The decrease during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an approximately $4.3 million gain recognized during the three months ended March 31, 2011 relating to the sale of an available-for-sale investment, and an increase in losses recognized on non-designated hedges of approximately $0.7 million during the nine months ended September 30, 2012.

Our deferred compensation plans incurred a loss of approximately $1.8 million and $6.1 million during the three months ended September 30, 2012 and 2011, respectively. Our deferred compensation plans earned income of approximately $3.8 million and $1.2 million during the nine months ended September 30, 2012 and 2011, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Property management	$5,509	$5,050	$459	9.1%	$15,644	$15,478	$166	1.1%
Fee and asset management	1,864	1,330	534	40.2	5,051	4,220	831	19.7
General and administrative	9,303	8,572	731	8.5	27,712	26,392	1,320	5.0
Interest	25,865	27,354	(1,489)	(5.4)	78,795	85,472	(6,677)	(7.8)
Depreciation and amortization	52,588	43,367	9,221	21.3	155,579	133,547	22,032	16.5
Amortization of deferred financing costs	909	1,344	(435)	(32.4)	2,721	4,761	(2,040)	(42.8)
Expense (benefit) on deferred compensation plans	(1,781)	(6,096)	4,315	(70.8)	3,820	1,233	2,587	209.8
Total other expenses	$94,257	$80,921	$13,336	16.5%	$289,322	$271,103	$18,219	6.7%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.5 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Property management expenses were approximately 2.8% of total property revenues for each of the three and nine months ended September 30, 2012, and approximately 3.1% and 3.2% for the three and nine months ended September 30, 2011, respectively. The increases were primarily due to higher salaries, benefits, and incentive compensation expenses partially offset by a decrease in administrative costs.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, increased approximately $0.5 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increases were primarily related to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012. The increases were also due to higher salaries and incentive compensation incurred during the three and nine months ended September 30, 2012 as compared to the same period in 2011. The increases were partially offset by decreases in expenses resulting from our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011.

General and administrative expense increased approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $0.6 million. The increase was also due to an increase in acquisition costs of approximately $0.3 million relating to acquisitions completed during the three months ended September 30, 2012. These increases were partially offset by an increase in costs capitalized of approximately $0.1 million due to an increase in development and construction activities during the three months ended September 30, 2012 as compared to the same period in 2011.

The increase in general and administrative expense during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $1.9 million and an increase in professional fees of approximately $1.1 million primarily relating to higher consulting fees, audit costs and legal expenses. The increase was also due to an increase in trust manager fees of approximately $0.2 million and an increase in acquisition costs of approximately $0.4 million. These increases were offset by approximately $2.1 million in one-

time bonuses awarded to all non-executive employees in the first quarter of 2011. The increase was also partially offset by an increase in costs capitalized of approximately $0.7 million due to an increase in development and construction activities during the nine months ended September 30, 2012 as compared to the same period in 2011. General and administrative expenses were 4.7% and 4.9% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three and nine months ended September 30, 2012, respectively. Excluding the $2.1 million one-time bonus awards, general and administrative expenses were 5.1% and 4.9% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three and nine months ended September 30, 2011, respectively.

Interest expense for the three and nine months ended September 30, 2012 decreased approximately $1.5 million and $6.7 million, respectively, as compared to the same periods in 2011. The decrease during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the repayment of three secured notes payable during the second and third quarters of 2012, and higher capitalized interest of approximately $0.6 million during the three months ended September 2012 due to higher average balances in our development pipeline. The decrease was also due to lower interest expense recognized on our variable interest rate debt due to lower weighted average interest rates during the three months ended September 30, 2012.
The decrease in interest expense during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the repayment of our $500 million term loan in June 2011, the retirement of two unsecured notes payable during the first half of 2011, and the retirement of three secured notes payable during the second and third quarters of 2012. The decrease was also due to higher capitalized interest of approximately $3.3 million during the nine months ended September 30, 2012 due to higher average balances in our development pipeline. We also recognized lower interest expense on our variable rate debt due to a decrease in average interest rates during the nine months ended September 30, 2012. These decreases were partially offset by an increase in interest expense related to our issuance of $500 million senior unsecured notes payable completed in June 2011.
Depreciation and amortization increased approximately $9.2 million and $22.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to the consolidation of twelve joint venture communities in January 2012, which were previously accounted for using the equity method of accounting and the acquisition of two operating properties completed in June and July of 2012. The increases were also due to the completion of units in our development pipeline and an increase in capital improvements placed in service during 2011 and 2012.

Amortization of deferred financing costs decreased approximately $0.4 million and $2.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decreases were due to lower amortization of financing costs as a result of an amendment to our $500 million credit facility in September 2011 which extended the maturity date three years. The decrease during the nine months ended September 30, 2012 as compared to the same period in 2011 was also due to lower amortization of financing costs and the write-off of approximately $0.5 million of unamortized loan costs associated with the repayment of the $500 million term loan in June 2011. The decrease during the nine months ended September 30, 2012 was partially offset by higher amortization of financing costs associated with the issuance of $500 million senior unsecured notes completed in June 2011.

Our deferred compensation plans earned a benefit of approximately $1.8 million and $6.1 million during the three months ended September 30, 2012 and 2011, respectively. Our deferred compensation plans incurred expenses of approximately $3.8 million and $1.2 million during the nine months ended September 30, 2012 and 2011, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Gain on acquisition of controlling interest in joint ventures	$—	$—	$—	—%	$40,191	$—	$40,191	*%
Gain on sale of properties, including land	—	—	—	—	—	4,748	(4,748)	*
Gain on sale of unconsolidated joint venture interests	—	—	—	—	—	1,136	(1,136)	*
Loss on discontinuation of hedging relationship	—	—	—	—	—	(29,791)	29,791	*
Equity in income (loss) of joint ventures	3,688	(556)	4,244	*	4,686	(166)	4,852	*
Income tax expense – current	(334)	(313)	(21)	6.7	(992)	(1,889)	897	(47.5)

*	Not a meaningful percentage.
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures that owned twelve apartment communities containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures resulting in these entities being wholly-owned. We acquired these interests for a cash price of $99.5 million and the assumption of existing mortgage debt in the amount of $272.6 million which we subsequently repaid. The acquisition and debt repayment was funded with net proceeds raised through a public equity offering in January 2012. We previously accounted for the joint ventures under the equity method of accounting. As the joint ventures are now 100% owned by us, the related assets, liabilities, and results of their operations are included in the consolidated financial statements from the date of acquisition. The acquisition resulted in a gain of approximately $40.2 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis.

Gain on sale of properties, including land, totaled approximately $4.7 million for the nine months ended September 30, 2011. The gain in 2011 was due to a sale of one of our land development properties located in Washington, DC in April 2011 to one of the funds and the sale of one of our development properties located in Austin, Texas to this fund in June 2011.

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
Equity in income (loss) of joint ventures increased approximately $4.2 million and $4.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. These increases were primarily due to a $2.9 million gain recognized in equity in income (loss) of joint ventures relating to our proportionate share of the gain on sale of one operating property by one of our funds in August 2012. These increases were also due to an increase in earnings recognized during the three and nine months ended September 30, 2012 relating to higher rental income from the stabilized operating joint venture properties and increases in earnings relating to acquisitions of nine operating properties by the funds during May and June of 2011 and the acquisition of six operating properties by the funds during the second half of 2011. These increases were partially offset by the acquisition and consolidation by us of twelve operating joint ventures in January 2012 which were previously accounted for in accordance with the equity method of accounting, and the sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011. The increase during the nine months ended September 30, 2012 was further offset by a decrease in earnings recognized due to the sale of our ownership interests in two unconsolidated operating joint ventures in March 2011.
Income tax expense decreased approximately $0.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease during the nine months ended September 30, 2012 as compared to the same period in 2011 was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011. This decrease was partially offset by an increase in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Funds from operations
Net income attributable to common shareholders	$30,703	$11,840	$141,224	$2,529
Real estate depreciation and amortization, including discontinued operations	51,698	43,286	153,090	133,342
Adjustments for unconsolidated joint ventures	1,885	3,223	6,198	7,042
Gain on acquisition of controlling interests in joint ventures	—	—	(40,191)	—
Gain on sale of unconsolidated joint venture property	(2,875)	—	(2,875)	—
Gain on sale of unconsolidated joint venture interests	—	—	—	(1,136)
Gain on sale of discontinued operations, net of tax	—	—	(32,541)	—
Income allocated to noncontrolling interests	702	458	2,504	1,494
Funds from operations – diluted	$82,113	$58,807	$227,409	$143,271

Weighted average shares – basic	85,631	73,242	82,923	72,502
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	662	793	655	715
Common units	2,221	2,459	2,244	2,468
Weighted average shares – diluted	88,514	76,494	85,822	75,685

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 4.2 times and 3.9 times for the three and nine months ended September 30, 2012, respectively, and approximately 3.2 times and 3.1 times for the three and nine months ended September 30, 2011, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 76.5% and 71.6% of our properties (based on invested capital) were unencumbered as of September 30, 2012 and 2011, respectively. Our weighted average maturity of debt, including amounts outstanding on our line of credit, was approximately 6.2 years at September 30, 2012.

We intend to continue to focus on strengthening our capital and liquidity positions by continuing to focus on our core fundamentals which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions and secured mortgages, equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the remainder of 2012 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	initial funding of property developments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases or sales, the effect our debt level and changes in credit ratings could have on our costs of funds and our ability to access capital markets.

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three and nine months ended September 30, 2012 and 2011.

Net cash from operating activities was approximately $250.0 million during the nine months ended September 30, 2012 as compared to approximately $200.8 million for the same period in 2011. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our same store communities and the growth in non-same store revenues as we consolidated twelve joint ventures in the first quarter of 2012. The increase in non-same store revenues also related to acquisitions of two operating properties completed in June and July of 2012. This increase in revenues was partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the twelve joint ventures and the two operating properties acquired. See further discussions of our 2012 operations as compared to 2011 in “Results of Operations.”

Net cash used in investing activities during the nine months ended September 30, 2012 totaled $458.4 million as compared to $146.2 million during the nine months ended September 30, 2011. Cash outflows for property development and capital improvements were approximately $202.7 million during the nine months ended September 30, 2012 as compared to approximately $155.1 million for the same period in 2011 due primarily to an increase in construction and development activity during the nine months ended September 30, 2012 as compared to the same period in 2011. The property development and capital improvements during the nine months ended September 30, 2012 included expenditures for new development, including land, of approximately $115.4 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $14.9 million, approximately $26.2 million related to redevelopment expenditures, and approximately $46.2 million of other capital expenditures. The property development and capital improvements during the nine months ended September 30, 2011 included expenditures for new development, including land, of approximately $96.8 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $10.3 million, approximately $6.6 million related to redevelopment expenditures, and approximately $41.4 million of other capital expenditures.

Additional cash outflows used in investing activities during the nine months ended September 30, 2012 related to acquisitions of four operating properties and the controlling interests in twelve former joint ventures, net of cash acquired, totaling approximately $305.3 million. During the nine months ended September 30, 2012 we also used approximately $6.7 million for investments in joint ventures relating to acquisitions of an operating property and two land development properties by one of our funds, in which we own a 20% interest. During the nine months ended September 30, 2011, cash outflows for investments in joint ventures were approximately $35.3 million due to thirteen acquisitions of operating properties completed by our funds. Cash outflows were partially offset by proceeds of $54.1 million from the sale of three operating properties during the nine months ended September 30, 2012 and approximately $38.4 million from the sale of three operating joint venture properties and the sale of two land development properties to one of our joint ventures during the nine months ended September 30, 2011. Cash outflows were further offset by distributions of investments from joint ventures of approximately $9.2 million during the nine months ended September 30, 2012, which included $4.4 million in distributions of investments from one of our funds relating to the sale of an operating property in the third quarter of 2012. Distributions of investments from joint ventures received during the nine months ended September 30, 2011 was approximately $2.5 million.

Net cash provided by financing activities totaled approximately $158.9 million for the nine months ended September 30, 2012 as compared to net cash used in financing activities of $169.1 million during the same period in 2011. During the nine months ended September 30, 2012, we received net proceeds of approximately $693.4 million from the issuance of 11.2 million shares from our ATM programs and through an equity offering completed in January 2012. Cash inflows during the nine months ended September 30, 2012 also included proceeds of approximately $34.0 million, net of payments, relating to draws on our unsecured line of credit and proceeds of approximately $12.6 million from common share options exercised during the period. The inflow during the nine months ended September 30, 2012 was partially offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of twelve former joint ventures we acquired in January 2012, and $73.0 million used to repay maturing secured notes. Cash inflows during this period were also offset by approximately $100.0 million used to redeem our perpetual preferred units and approximately $138.6 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. During the nine months ended September 30, 2011, we used approximately $626.4 million to repay our outstanding $500 million term loan and maturing outstanding unsecured notes payable. We also used approximately $112.9 million during this period for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders. The cash outflows during the nine months ended September 30, 2011 were partially offset by $495.7 million provided from the issuance of two series of unsecured notes completed in June 2011, net proceeds of approximately $69.9 million provided from the issuance of 1.1 million common shares under our ATM programs, and net proceeds of approximately $11.3 million provided from common share options exercised during the period.

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2012, we had outstanding letters of credit totaling approximately $10.9 million, leaving approximately $455.1 million available under our unsecured line of credit.

We currently have an automatic shelf registration statement with the SEC which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized a portion of these proceeds to fund the acquisition of the remaining 80% interest we did not own in twelve real estate joint ventures. See Note 6, “Property Acquisitions, Discontinued Operations, and Assets Held for Sale” for further discussion of this transaction.
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

In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness.

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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During the remainder of 2012, approximately $190.3 million of unsecured debt, including scheduled principal amortizations of approximately $0.6 million, are scheduled to mature. On October 1, 2012, we repaid a $31.5 million secured third-party note payable which was scheduled to mature in August 2013. This secured debt related to a fully-consolidated joint venture in which we acquired the remaining noncontrolling ownership interest in September 2012.
We intend to incur approximately $178.0 million of additional expected costs to complete our consolidated communities under construction. Of this amount, we expect approximately $31.0 million to $34.0 million will be incurred during the last quarter of 2012 and the remainder of the costs to be incurred during 2013 and 2014. Additionally, we also expect to incur between approximately $10.0 million and $13.0 million of additional redevelopment expenditures and $15.0 million and $17.0 million of additional other capital expenditures during the last quarter of 2012.
We intend to meet our near-term liquidity requirements through cash flows generated from operations, draws on our unsecured credit facility, proceeds from secured mortgages and property dispositions. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to meet our near-term liquidity requirements through equity issued from our ATM programs, and the use of debt and equity offerings under our automatic shelf registration statement.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In September 2012, we announced our Board of Trust Managers had declared a quarterly dividend of $0.56 per share, to our common shareholders of record as of September 28, 2012. The dividend was subsequently paid on October 17, 2012, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2012, our annualized dividend rate for 2012 would be $2.24 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of September 30, 2012, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

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

(a) Exhibits

10.1
Amendment No. 1 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012 (incorporated by reference to Exhibit 99.1 to the Company's current Report of Form 8-K filed on August 6, 2012 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 2, 2012.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 2, 2012.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	November 2, 2012
Michael P. Gallagher	Date
Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1
Amendment No. 1 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012 (incorporated by reference to Exhibit 99.1 to the Company's current Report of Form 8-K filed on August 6, 2012 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 2, 2012.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 2, 2012.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.