Form 10-K
period 2012-12-31
CAMDEN PROPERTY TRUST
filed 2013-02-15
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $5,493,647,249 based on a June 30, 2012 share price of $67.67.
On February 8, 2013, 84,482,957 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 10, 2013 are incorporated by reference in Part III.

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
Our corporate offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, Nominating, and Corporate Governance Committees. Copies are also available, without charge, from Investor Relations, 3 Greenway Plaza, Suite 1300, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through our website, therefore such information should not be considered part of this report.
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
Narrative Description of Business
As of December 31, 2012, we owned interests in, operated, or were developing 202 multifamily properties comprising 68,620 apartment homes across the United States. Of these 202 properties, nine properties were under development and when completed will consist of a total of 2,845 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities.
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
We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:

•	Strong economic growth leading to household formation and job growth, which in turn should lead to high demand for our apartments;

•	An attractive quality of life, which may lead to high demand and retention for our apartments and allow us to more readily increase rents;

•	High barriers to entry where, because of, among other factors, land scarcity or government regulation, it is difficult or costly to build new apartment properties leading to low supply; and

•	High single family home prices making our apartments a more economical housing choice.
Subject to market conditions, we intend to continue to look for opportunities to acquire existing communities, expand our development pipeline, and complete selective dispositions. We have two discretionary investment funds (the “funds”), both of which were closed to future investment as of December 31, 2012.
We intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our at-the-market share offering program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to our residents, and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of lease renewals achieved.
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from six to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to residents' changing needs and a high level of satisfaction.
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
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as with condominiums and single-family homes which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as in the rents charged.
Employees
At December 31, 2012, we had approximately 1,825 employees, including executive, administrative, and community personnel. Our employee headcount has historically not varied significantly throughout the year.
Qualification as a Real Estate Investment Trust
As of December 31, 2012, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

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
Risks Associated with Capital Markets, Credit Markets, and Real Estate
Volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us.
The capital and credit markets are subject to volatility and disruption, as particularly experienced in the latter half of 2008 through most of 2010, during which spreads on prospective debt financings fluctuated and made it more expensive to borrow money. In the event of renewed market disruption or volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire and dispose of assets and continue our development pipeline. Other weakened economic conditions, including job losses and high unemployment rates, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.
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
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies have utilized Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans.  In February 2011, the Obama administration released a report calling for the winding down of the role Fannie Mae and Freddie Mac play in the mortgage market. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their role in the mortgage market, may adversely affect interest rates, capital availability, and the development of multifamily communities.
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
We intend to continue to develop and construct multifamily apartment communities for our portfolio, with annual development starts expected in the range of $250 to $400 million. Our development and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;

•	increased materials and/or labor costs, problems with subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;

•	inability to obtain financing with favorable terms for the development of a community;

•	inability to complete construction and lease-up of a community on schedule;

•	the expected occupancy and rental rates may differ from the actual results; and

•	incurring costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
Our inability to successfully implement our development and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties (including nonconsolidated subsidiaries). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk these estimates may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statutes of repose in various jurisdictions.
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
Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor.
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
The risks associated with our discretionary funds, which we manage as the general partner and advisor and which as of December 31, 2012 were closed for future investments, include the following:

•	one of our wholly-owned subsidiaries is the general partner of the funds and has unlimited liability for the third party debts, obligations, and liabilities of the funds pursuant to partnership law;

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
We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders, perpetual preferred unit holders, and non-controlling interest holders.
We rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact to our business and/or financial condition.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, and/or subject us to possible financial liabilities, any of which could have a negative impact on our financial condition and results of operations.
We depend on our key personnel.
Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.
Litigation risks could affect our business.
As a large publicly-traded owner of multifamily properties, we are at risk of becoming involved in legal proceedings, including consumer, employment, tort, or commercial litigation, which if decided adversely to or settled by us, could result in liability which is material to our financial condition or results of operations.
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
As of December 31, 2012, we had outstanding debt of approximately $2.5 billion. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.
The mortgages on our properties subject to secured debt, our unsecured credit facility, and the indenture under which our unsecured debt was issued, contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.
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
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, dividend payment rates to our equity holders, development and capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s, Fitch, and Standard & Poors, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1, BBB+, and BBB, respectively, with stable, stable, and positive outlooks, respectively, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.

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
Operating Properties (including properties held through unconsolidated joint ventures)
The 193 operating properties in which we owned interests and operated at December 31, 2012 averaged 937 square feet of living area per apartment home. For the year ended December 31, 2012, no single operating property accounted for greater than 1.6% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 95% for the years ended December 31, 2012 and 2011, and an average annual rental revenue per apartment home of $1,045 and $970 for the years ended December 31, 2012 and 2011, respectively. Resident lease terms generally range from six to fifteen months. 176 of our operating properties have over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 12 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2006-2012	47
2001-2005	31
1996-2000	55
1991-1995	20
1986-1990	27
Prior to 1986	13

Property Table
The following table sets forth information with respect to our 193 operating properties at December 31, 2012:

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix
Camden Copper Square	2000	786	332	92.8%	$884
Camden Fountain Palms (3)	1986/1996	1,050	192	90.8	685
Camden Legacy	1996	1,067	428	94.0	949
Camden Montierra (4)	1999	1,071	249	94.2	1,191
Camden Pecos Ranch (3)	2001	924	272	93.7	849
Camden San Marcos (4)	1995	984	320	93.8	1,050
Camden San Paloma	1993/1994	1,042	324	94.1	978
Camden Sierra (3)	1997	925	288	91.5	681
Camden Towne Center (3)	1998	871	240	92.6	676
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.6	1,586
Camden Harbor View	2004	975	538	95.2	1,962
Camden Main & Jamboree (5)	2008	1,011	290	96.1	1,806
Camden Martinique	1986	794	714	95.5	1,346
Camden Parkside (3)	1972	836	421	95.6	1,242
Camden Sea Palms	1990	891	138	97.2	1,507
San Diego/Inland Empire
Camden Landmark (4)	2006	982	469	94.0	1,321
Camden Old Creek	2007	1,037	350	94.4	1,608
Camden Sierra at Otay Ranch	2003	962	422	93.4	1,509
Camden Tuscany	2003	896	160	94.7	1,996
Camden Vineyards	2002	1,053	264	93.0	1,236
COLORADO
Denver
Camden Belleview Station (4)	2009	888	270	93.0	1,283
Camden Caley	2000	925	218	95.1	985
Camden Centennial	1985	744	276	94.9	759
Camden Denver West (6)	1997	1,015	320	94.9	1,153
Camden Highlands Ridge	1996	1,149	342	95.3	1,236

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
Camden Interlocken	1999	1,022	340	96.0%	$1,210
Camden Lakeway	1997	932	451	94.4	984
Camden Pinnacle	1985	748	224	94.7	786
WASHINGTON DC METRO
Camden Ashburn Farms	2000	1,062	162	97.4	1,477
Camden Clearbrook	2007	1,048	297	95.2	1,345
Camden College Park (5)	2008	942	508	95.1	1,575
Camden Dulles Station	2009	984	366	96.6	1,624
Camden Fair Lakes	1999	1,056	530	95.9	1,636
Camden Fairfax Corner	2006	934	488	96.4	1,669
Camden Fallsgrove	2004	996	268	95.8	1,673
Camden Grand Parc	2002	674	105	95.5	2,443
Camden Lansdowne	2002	1,006	690	95.4	1,420
Camden Largo Town Center	2000/2007	1,027	245	94.3	1,603
Camden Monument Place	2007	856	368	95.8	1,509
Camden Potomac Yard	2008	835	378	95.4	1,985
Camden Roosevelt	2003	856	198	97.1	2,456
Camden Russett	2000	992	426	93.7	1,379
Camden Silo Creek	2004	975	284	96.3	1,429
Camden Summerfield	2008	957	291	93.5	1,573
Camden Summerfield II (7)	2012	936	187	95.0	1,550
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	94.2	1,553
Camden Brickell	2003	937	405	96.3	1,638
Camden Doral	1999	1,120	260	96.4	1,548
Camden Doral Villas	2000	1,253	232	93.8	1,678
Camden Las Olas	2004	1,043	420	95.2	1,741
Camden Plantation	1997	1,201	502	95.2	1,307
Camden Portofino	1995	1,112	322	95.6	1,348
Orlando
Camden Club	1986	1,077	436	96.2	866
Camden Hunter’s Creek	2000	1,075	270	96.2	1,005
Camden Lago Vista	2005	955	366	95.0	902
Camden LaVina (7)	2012	970	420	94.7	1,059
Camden Lee Vista	2000	937	492	95.6	875
Camden Orange Court	2008	817	268	96.1	1,118
Camden Renaissance	1996/1998	899	578	94.2	803
Camden Reserve	1990/1991	824	526	95.5	740
Camden Town Square (8)	2012	986	438	Lease-up	840
Camden World Gateway	2000	979	408	95.3	972
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	94.3	875

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
Camden Bay Pointe	1984	771	368	93.9%	$704
Camden Bayside	1987/1989	748	832	96.0	775
Camden Citrus Park	1985	704	247	95.1	687
Camden Lakes	1982/1983	732	688	94.4	705
Camden Lakeside	1986	729	228	95.2	749
Camden Live Oaks (9)	1990	1,093	770	94.2	782
Camden Montague (7)	2012	975	192	97.3	827
Camden Preserve	1996	942	276	95.0	1,073
Camden Providence Lakes	1996	1,024	260	94.7	910
Camden Royal Palms	2006	1,017	352	94.4	947
Camden Visconti (10)	2007	1,125	450	94.9	1,126
Camden Westchase Park (7)	2012	993	348	95.9	887
Camden Westshore	1986	728	278	95.3	850
Camden Woods	1986	1,223	444	94.6	853
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	95.7	987
Camden Creekstone (4)	2002	990	223	94.9	967
Camden Deerfield	2000	1,187	292	94.8	979
Camden Dunwoody	1997	1,007	324	95.0	908
Camden Midtown Atlanta	2001	935	296	95.1	1,019
Camden Peachtree City	2001	1,027	399	95.9	932
Camden Phipps (10)	1996	1,018	234	95.4	1,211
Camden River	1997	1,103	352	95.1	904
Camden Shiloh	1999/2002	1,143	232	95.5	876
Camden St. Clair	1997	999	336	95.9	934
Camden Stockbridge	2003	1,009	304	94.2	756
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	92.5	713
Camden Breeze	1989	846	320	93.9	720
Camden Canyon	1995	987	200	94.4	860
Camden Commons	1988	936	376	92.4	747
Camden Cove	1990	898	124	92.7	710
Camden Del Mar	1995	986	560	95.4	893
Camden Fairways	1989	896	320	95.4	877
Camden Hills	1991	439	184	90.3	491
Camden Legends	1994	792	113	94.9	827
Camden Palisades	1991	905	624	93.3	723
Camden Pines (3)	1997	982	315	92.9	792
Camden Pointe	1996	983	252	94.0	730
Camden Summit (3)	1995	1,187	234	93.8	1,079
Camden Tiara (3)	1996	1,043	400	93.9	861

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
Camden Vintage	1994	978	368	94.0%	$704
Oasis Bay (10)	1990	876	128	96.1	745
Oasis Crossings (10)	1996	983	72	95.3	749
Oasis Emerald (10)	1988	873	132	92.9	608
Oasis Gateway (10)	1997	1,146	360	93.6	776
Oasis Island (10)	1990	901	118	90.3	613
Oasis Landing (10)	1990	938	144	92.4	671
Oasis Meadows (10)	1996	1,031	383	90.3	718
Oasis Palms (10)	1989	880	208	91.8	684
Oasis Pearl (10)	1989	930	90	91.0	687
Oasis Place (10)	1992	440	240	87.1	482
Oasis Ridge (10)	1984	391	477	86.3	413
Oasis Sierra (10)	1998	923	208	94.2	782
Oasis Springs (10)	1988	838	304	90.5	576
Oasis Vinings (10)	1994	1,152	234	91.8	709
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	95.6	977
Camden Cotton Mills	2002	905	180	96.2	1,256
Camden Dilworth	2006	857	145	97.5	1,220
Camden Fairview	1983	1,036	135	96.4	900
Camden Foxcroft	1979	940	156	97.7	817
Camden Grandview	2000	1,057	266	96.3	1,364
Camden Habersham	1986	773	240	95.7	685
Camden Pinehurst	1967	1,147	407	96.0	821
Camden Sedgebrook	1999	972	368	95.9	881
Camden Simsbury	1985	874	100	96.7	880
Camden South End Square	2003	882	299	96.3	1,156
Camden Stonecrest	2001	1,098	306	95.5	1,030
Camden Touchstone	1986	899	132	97.7	779
Raleigh
Camden Asbury Village (4) (10)	2009	1,009	350	93.1	926
Camden Crest	2001	1,013	438	95.2	814
Camden Governor’s Village	1999	1,046	242	95.0	914
Camden Lake Pine	1999	1,066	446	94.7	861
Camden Manor Park	2006	966	484	96.5	895
Camden Overlook	2001	1,060	320	95.9	954
Camden Reunion Park	2000/2004	972	420	95.1	748
Camden Westwood	1999	1,027	354	94.7	816
TEXAS
Austin
Camden Amber Oaks (10)	2009	862	348	95.0	863
Camden Amber Oaks II (7) (10)	2012	910	244	94.7	891

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
Camden Brushy Creek (10)	2008	882	272	95.7%	$865
Camden Cedar Hills	2008	911	208	95.1	1,024
Camden Gaines Ranch	1997	955	390	95.3	1,102
Camden Huntingdon	1995	903	398	95.5	825
Camden Ridgecrest	1995	855	284	95.0	755
Camden Shadow Brook (10)	2009	909	496	96.3	912
Camden Stoneleigh	2001	908	390	95.2	977
Corpus Christi
Camden Breakers	1996	868	288	95.7	1,008
Camden Copper Ridge	1986	775	344	95.4	735
Camden Miramar (11)	1994-2011	488	855	78.5	1,000
Camden South Bay (10)	2007	1,055	270	95.0	1,124
Dallas/Fort Worth
Camden Addison (3)	1996	942	456	96.0	846
Camden Belmont (4)	2010/2012	945	477	93.8	1,350
Camden Buckingham	1997	919	464	95.7	881
Camden Centreport	1997	911	268	95.5	858
Camden Cimarron	1992	772	286	95.6	884
Camden Design District (10)	2009	939	355	94.4	1,186
Camden Farmers Market	2001/2005	932	904	94.9	999
Camden Gardens	1983	652	256	96.3	605
Camden Glen Lakes	1979	877	424	95.7	811
Camden Henderson (4)	2012	967	106	85.1	1,496
Camden Legacy Creek	1995	831	240	95.6	920
Camden Legacy Park	1996	871	276	95.2	940
Camden Panther Creek (10)	2009	946	295	94.6	979
Camden Riverwalk (10)	2008	982	600	94.9	1,188
Camden Springs	1987	713	304	95.2	610
Camden Valley Park	1986	743	516	95.7	806
Houston
Camden City Centre	2007	932	379	96.9	1,426
Camden Cypress Creek (10)	2009	993	310	95.6	1,087
Camden Downs at Cinco Ranch (10)	2004	1,075	318	96.5	1,082
Camden Grand Harbor (10)	2008	959	300	96.3	1,017
Camden Greenway	1999	861	756	96.1	1,162
Camden Heights (10)	2004	927	352	97.0	1,292
Camden Holly Springs (3)	1999	934	548	96.0	985
Camden Lakemont (10)	2007	904	312	96.5	891
Camden Midtown	1999	844	337	96.4	1,412
Camden Northpointe (10)	2008	940	384	95.3	960
Camden Oak Crest	2003	870	364	96.3	897
Camden Park (3)	1995	866	288	96.0	846
Camden Piney Point (10)	2004	919	318	96.3	1,077

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2012 Average Occupancy (1)	2012 Average Monthly Rental Rate per Apartment (2)
Camden Plaza	2007	915	271	96.5%	$1,383
Camden Royal Oaks	2006	923	236	88.8	1,182
Camden Royal Oaks II (8)	2012	1,054	104	Lease-up	1,177
Camden Spring Creek (10)	2004	1,080	304	95.7	1,021
Camden Stonebridge	1993	845	204	96.8	875
Camden Sugar Grove (3)	1997	921	380	95.3	908
Camden Travis Street	2010	819	253	97.4	1,411
Camden Vanderbilt	1996/1997	863	894	97.5	1,236
Camden Whispering Oaks	2008	934	274	96.7	1,058
Camden Woodson Park (10)	2008	916	248	96.4	994
Camden Yorktown (10)	2008	995	306	95.4	985
San Antonio
Camden Braun Station (10)	2006	827	240	94.4	832
Camden Westover Hills (10)	2010	959	288	95.7	1,060

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates tenant concessions calculated on a straight-line basis over the life of the lease.

(3)	Property formerly owned through a joint venture in which we owned a 20% interest. We acquired the remaining ownership interest in January 2012 from an unaffiliated third party.

(4)	Property acquired during 2012—average occupancy calculated from date at which property was acquired.

(5)	Property owned through a fully consolidated joint venture in which we own a 99.99% interest. The remaining interest is owned by an unaffiliated third party.

(6)	Property formerly owned through a joint venture in which we owned a 50% interest. We acquired the remaining ownership interest in December 2012 from an unaffiliated third party.

(7)	Development property stabilized during 2012—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2012.

(8)	Property under lease-up at December 31, 2012.

(9)	Property was included in properties held for sale at December 31, 2012. We sold this property in January 2013.

(10)	Property owned through one of our joint ventures in which we own a 20% interest. The remaining interest is owned by an unaffiliated third party.

(11)	Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer months which are normally subject to high vacancies.
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

	High	Low	Distributions
2012 Quarters:
First	$65.75	$59.61	$0.56
Second	68.84	63.09	0.56
Third	71.59	64.49	0.56
Fourth	68.21	62.70	0.56
2011 Quarters:
First	$59.17	$53.47	$0.49
Second	65.26	56.40	0.49
Third	69.32	55.26	0.49
Fourth	62.35	53.09	0.49
In the first quarter of 2013, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.56 to $0.63 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming dividend distributions for the remainder of 2013 are similar to those declared for the first quarter 2013, the annualized dividend rate for 2013 would be $2.52.

Camden Property Trust
Total Return Performance
Index Value
200
180
160
140
120
100
80
60
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000
NSCI US REIT (RMS) index

This graph assumes the investment of $100 on December 31, 2007 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	Years Ended December 31,
Index	2008	2009	2010	2011	2012
Camden Property Trust	69.91	101.34	134.26	160.11	181.58
FTSE NAREIT Equity	62.27	79.70	101.99	110.45	130.39
S&P 500	63.00	79.68	91.68	93.61	108.59
Russell 2000	66.21	84.20	106.82	102.36	119.09
MSCI US REIT (RMS) Index	62.03	79.78	102.50	111.41	131.20

As of February 8, 2013, there were approximately 516 shareholders of record and approximately 23,779 beneficial owners of our common shares.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (the “2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2010 ATM program were used for general corporate purposes, which included repayment of notes payable, the repayment of borrowings under our unsecured line of credit, and funding for development activities. During the year ended December 31, 2010, we issued approximately 4.9 million common shares at an average price of $48.37 per share for total net consideration of approximately $231.7 million. During the year ended December 31, 2011, we issued approximately 0.3 million common shares at an average price of $55.81 per share for total net consideration of approximately

$13.8 million. The 2010 ATM program was terminated in the second quarter of 2011, and no further common shares are available for sale under this program.
In May 2011, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units as further discussed in Note 5, "Operating Partnerships," and for other general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. During the year ended December 31, 2011, we issued approximately 1.5 million common shares at an average price of $62.98 per share for total net consideration of approximately $92.8 million. During the year ended December 31, 2012, we issued approximately 2.0 million common shares at an average price of $66.01 per share for total net consideration of approximately $128.1 million. The 2011 ATM program was terminated in the second quarter of 2012, and no further common shares are available for sale under this program.
In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. During the year ended December 31, 2012, we issued approximately 2.6 million common shares at an average price of $67.63 per share for total net consideration of approximately $173.6 million. As of the date of this filing, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under the 2012 ATM program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized a portion of these proceeds to fund the acquisition of the remaining 80% interest we did not own in twelve real estate joint ventures for approximately $99.5 million and the repayment of approximately $272.6 million in mortgage debt associated with these joint ventures.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2012. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2012. There were no repurchases of our equity securities during the years ended December 31, 2012, 2011 and 2010.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2008 through 2012. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2012	2011	2010	2009	2008
Operating Data (a)
Total property revenues	$727,908	$621,074	$568,072	$567,957	$567,335
Total property expenses	269,669	240,128	226,778	221,451	214,228
Total non-property income (loss)	16,407	21,395	28,337	25,443	(19,540)
Total other expenses	381,694	358,268	358,921	361,974	316,945
Income (loss) from continuing operations attributable to common shareholders	161,665	13,172	(295)	(84,925)	(31,146)
Net income (loss) attributable to common shareholders	283,390	49,379	23,216	(50,800)	70,973
Income (loss) from continuing operations attributable to common shareholders per share:
Basic	$1.90	$0.17	$(0.01)	$(1.35)	$(0.57)
Diluted	1.88	0.17	(0.01)	(1.35)	(0.57)
Net income (loss) attributable to common shareholders per share:
Basic	$3.35	$0.67	$0.33	$(0.80)	$1.28
Diluted	3.30	0.66	0.33	(0.80)	1.28
Distributions declared per common share	$2.24	$1.96	$1.80	$2.05	$2.80
Balance Sheet Data (at end of year)
Total real estate assets, at cost (b)	$6,749,523	$5,875,515	$5,675,309	$5,505,168	$5,491,593
Total assets	5,385,172	4,622,075	4,699,737	4,607,999	4,730,342
Notes payable	2,510,468	2,432,112	2,563,754	2,625,199	2,832,396
Perpetual preferred units	—	97,925	97,925	97,925	97,925
Equity	2,626,708	1,827,768	1,757,373	1,609,013	1,501,356
Other Data
Cash flows provided by (used in):
Operating activities	$324,267	$244,834	$224,036	$217,688	$216,958
Investing activities	(527,685)	(187,364)	35,150	(69,516)	(37,374)
Financing activities	174,928	(172,886)	(152,767)	(91,423)	(173,074)
Funds from operations – diluted (c)	313,337	207,535	194,309	109,947	169,585
Property Data
Number of operating properties (at the end of year) (d)	193	196	186	183	181
Number of operating apartment homes (at end of year) (d)	65,775	66,997	63,316	63,286	62,903
Number of operating apartment homes (weighted average) (d)(e)	54,194	50,905	50,794	50,608	51,277
Weighted average monthly total property revenue per apartment home	$1,182	$1,121	$1,051	$1,065	$1,087
Properties under development (at end of period)	9	10	2	2	5

(a)	Excludes discontinued operations.

(b)	Includes properties held for sale at book value.

(c)
Management considers Funds from Operations (“FFO”) to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America

(“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies.

(d)	Includes discontinued operations.

(e)	Excludes apartment homes owned in joint ventures.

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
Factors that may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•	volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us;

•	short-term leases expose us to the effects of declining market rents;

•	we face risks associated with land holdings and related activities;

•	difficulties of selling real estate could limit our flexibility;

•	we could be negatively impacted by the condition of Fannie Mae or Freddie Mac;

•	compliance or failure to comply with laws, including those requiring access to our properties by disabled persons, could result in substantial cost;

•	competition could limit our ability to lease apartments or increase or maintain rental income;

•	development and construction risks could impact our profitability;

•	our acquisition strategy may not produce the cash flows expected;

•	competition could adversely affect our ability to acquire properties;

•	losses from catastrophes may exceed our insurance coverage;

•	investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	we rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact to our business and/or financial condition;

•	we depend on our key personnel;

•	litigation risks could affect our business;

•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	we have significant debt, which could have important adverse consequences;

•	we may be unable to renew, repay, or refinance our outstanding debt;

•	variable rate debt is subject to interest rate risk;

•	we may incur losses on interest rate hedging arrangements;

•	issuances of additional debt may adversely impact our financial condition;

•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	our share price will fluctuate; and

•	the form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic or other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, acquisition and construction of multifamily apartment communities. As of December 31, 2012, we owned interests in, operated, or were developing 202 multifamily properties comprising 68,620 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Property Operations
Our results for the year ended December 31, 2012 reflect an increase in rental revenue as compared to 2011, which we believe was primarily due to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decrease in home ownership rates which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 6.5% in 2012, following a 5.5% increase in 2011. We believe U.S. economic and employment growth will continue during 2013 and the supply of new multifamily homes, although increasing, will continue to be below historical levels. However, we believe significant risks to the economy remain prevalent, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions in the United States were to worsen, our operating results could be adversely affected.
Development Activity
During the year ended December 31, 2012, we completed construction of seven development projects, including one community containing 244 units owned by one of our discretionary funds in which we have a 20% ownership interest. As of December 31, 2012, five of these projects reached stabilization. At December 31, 2012, we had a total of nine development projects under construction containing 2,845 units, including two development projects containing 576 units owned by one of our discretionary funds, with initial occupancy expected within the next 24 months. Excluding the development projects owned by one of our discretionary funds, we have remaining expected costs to complete of approximately $353.9 million on the seven consolidated projects under construction as of December 31, 2012.
Acquisitions
During the year ended December 31, 2012, we acquired twenty operating properties in nine transactions totaling approximately $770.2 million, including the assumption of approximately $298.8 million in secured debt. Thirteen of these operating properties were owned by former unconsolidated joint ventures in which we acquired the remaining ownership interests. We also acquired approximately 22.6 acres of land in four transactions for approximately $33.6 million and intend to utilize these land holdings for development of multifamily apartment communities. We funded these acquisitions through cash generated from operations, proceeds from our at-the-market share offering programs (“ATM programs”), proceeds from an equity offering completed in January 2012, proceeds from a debt offering completed in December 2012 and proceeds from property dispositions.
During the year ended December 31, 2012, one of our discretionary funds acquired one operating property and two land holdings totaling 18.7 acres, which it intends to utilize for development of multifamily apartment communities.
Dispositions
During the year ended December 31, 2012, we sold eleven operating properties consisting of 3,213 units for approximately $233.2 million and recognized a gain of approximately $115.1 million on these transactions. During January 2013, we sold one operating property consisting of 770 units.
During the year ended December 31, 2012, two of our unconsolidated joint ventures sold seven operating properties consisting of 2,406 units for approximately $232.8 million. Our proportionate share of the gains on these transactions was approximately $17.4 million.

Future Outlook
Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.
As of December 31, 2012, we had approximately $26.7 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2013 are manageable at $229.2 million, which represents approximately 9% of our total outstanding debt and includes scheduled principal amortizations of approximately $3.4 million. In January 2013, we repaid a $26.1 million secured conventional mortgage note which was scheduled to mature in April 2013. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2012		December 31, 2011
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,440	24	9,354	26
Las Vegas, Nevada	8,016	29	8,016	29
Tampa, Florida (1)	6,493	15	5,953	13
Dallas, Texas	6,227	16	5,979	15
Washington, D.C. Metro	5,791	17	5,604	16
Orlando, Florida	4,202	10	3,564	9
Atlanta, Georgia	3,351	11	3,546	12
Charlotte, North Carolina	3,134	13	3,574	15
Raleigh, North Carolina	3,054	8	2,704	7
Austin, Texas	3,030	9	3,222	10
Phoenix, Arizona	2,645	9	2,433	8
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,441	8	2,171	7
San Diego/Inland Empire, California	1,665	5	1,196	4
Other	2,285	6	4,680	12
Total Operating Properties	65,775	193	66,997	196

	December 31, 2012		December 31, 2011
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Development
Washington, D.C. Metro	596	2	783	3
Denver, Colorado	424	1	—	—
Atlanta, Georgia	379	1	—	—
Austin, Texas	314	1	244	1
Los Angeles/Orange County, California	303	1	—	—
Orlando, Florida	300	1	858	2
Houston, Texas	268	1	372	2
Southeast Florida	261	1	—	—
Tampa, Florida	—	—	540	2
Total Properties Under Development	2,845	9	2,797	10
Total Properties	68,620	202	69,794	206
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	3,152	10	4,368	13
Las Vegas, Nevada	3,098	14	4,047	17
Austin, Texas	1,360	4	1,613	5
Dallas, Texas	1,250	3	1,706	4
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	—	—
Orlando, Florida	300	1	—	—
Washington, D. C. Metro	276	1	276	1
Atlanta, Georgia	234	1	344	2
Denver, Colorado	—	—	320	1
Phoenix, Arizona	—	—	992	4
Los Angeles/Orange County, California	—	—	421	1
Other	798	3	2,841	8
Total Unconsolidated Joint Venture Properties	11,268	39	17,378	57
Total Properties Fully Consolidated	57,352	163	52,416	149

(1)	Includes one property consisting of 770 apartment homes which was included in properties held for sale at December 31, 2012. This property was sold in January 2013.

(2)	Refer to Note 8, “Investments in Joint Ventures,” in the Notes to Consolidated Financial Statements for further discussion of our unconsolidated joint venture investments.

Acquisitions
During the year ended December 31, 2012, we completed acquisitions of twenty operating properties and one of our unconsolidated joint ventures completed an acquisition of one operating property as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition (1)
Camden Addison	Dallas, TX	456	1/25/2012
Camden Holly Springs	Houston, TX	548	1/25/2012
Camden Park	Houston, TX	288	1/25/2012
Camden Sugar Grove	Houston, TX	380	1/25/2012
Camden Parkside	Fullerton, CA	421	1/25/2012
Camden Fountain Palms	Phoenix, AZ	192	1/25/2012
Camden Pecos Ranch	Phoenix, AZ	272	1/25/2012
Camden Sierra	Phoenix, AZ	288	1/25/2012
Camden Towne Center	Phoenix, AZ	240	1/25/2012
Camden Pines	Las Vegas, NV	315	1/25/2012
Camden Summit	Las Vegas, NV	234	1/25/2012
Camden Tiara	Las Vegas, NV	400	1/25/2012
Camden Belmont	Dallas, TX	477	6/28/2012
Camden Creekstone	Atlanta, GA	223	7/12/2012
Camden Landmark	Ontario, CA	469	9/27/2012
Camden Henderson	Dallas, TX	106	9/28/2012
Camden Montierra	Scottsdale, AZ	249	12/11/2012
Camden San Marcos	Scottsdale, AZ	320	12/11/2012
Camden Belleview Station	Denver, CO	270	12/20/2012
Camden Denver West	Denver, CO	320	12/27/2012
Consolidated total		6,468

Camden Asbury Village (2)	Raleigh, NC	350	1/27/2012
(1) The properties acquired on January 25, 2012 were former unconsolidated joint ventures in which we acquired the remaining 80% ownership interests. The 4,034 apartment homes were previously included in our unconsolidated joint venture property count. The property acquired on December 27, 2012 was also a former unconsolidated joint venture in which we acquired the remaining 50% ownership interest and the 320 apartment homes were previously included in our unconsolidated joint venture property count.
(2) Property owned through an unconsolidated joint venture in which we own a 20% interest.

During the year ended December 31, 2012, we acquired the remaining non-controlling ownership interest in three fully consolidated joint ventures, consisting of 680 units located in Houston, Texas and Charlotte, North Carolina, for approximately $16.5 million. The apartment homes were previously included in our consolidated property count.
During the year ended December 31, 2012, we acquired four land tracts and one of our unconsolidated joint ventures acquired two land tracts as follows:

Location of Land Tract Acquisitions	Acreage	Date of Acquisition
Dallas, TX	4.7	5/8/2012
Austin, TX	12.0	8/23/2012
Plantation, FL	2.4	11/1/2012
Charlotte, NC	3.5	11/30/2012
Consolidated total	22.6

Orange County, FL (1)	15.0	3/22/2012
Charlotte, NC (1)	3.7	9/28/2012
Unconsolidated total	18.7
(1) Land tract owned through an unconsolidated joint venture in which we own a 20% interest.
Dispositions
During the year ended December 31, 2012, we sold eleven operating properties and two of our unconsolidated joint ventures sold seven operating properties as follows:

Dispositions of Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Vista Valley	Phoenix, AZ	357	1/12/2012
Camden Landings	Orlando, FL	220	3/7/2012
Camden Creek	Houston, TX	456	3/16/2012
Camden Laurel Ridge	Austin, TX	183	10/12/2012
Camden Steeplechase	Houston, TX	290	10/23/2012
Camden Sweetwater	Lawrenceville, GA	308	11/29/2012
Camden Valleybrook	Philadelphia, PA	352	11/30/2012
Camden Forest	Charlotte, NC	208	12/6/2012
Camden Park Commons	Charlotte, NC	232	12/6/2012
Camden Baytown	Baytown, TX	272	12/13/2012
Camden Westview	Dallas, TX	335	12/18/2012
Consolidated total		3,213

Camden South Congress (1)	Austin, TX	253	8/30/2012
Camden Passage (2)	Kansas City, MO	596	10/30/2012
Camden Ivy Hall (1)	Atlanta, GA	110	11/15/2012
Camden Cedar Lakes (2)	St. Louis, MO	420	11/21/2012
Camden Cove West (2)	St. Louis, MO	276	11/21/2012
Camden Cross Creek (2)	St. Louis, MO	591	11/21/2012
Camden Westchase (2)	St. Louis, MO	160	11/21/2012
Unconsolidated total		2,406
(1) Property formerly owned through an unconsolidated joint venture in which we own a 20% interest.
(2) Property formerly owned through an unconsolidated joint venture in which we own a 15% interest.
During January 2013, we sold one operating property, Camden Live Oaks, consisting of 770 apartment homes.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. During the year ended December 31, 2012, stabilization was achieved at four recently completed consolidated development properties and one completed development property owned by one of our unconsolidated joint ventures as follows:

Stabilized Property and Location	Number of Apartment Homes	Total Cost Incurred	% Occupied at 1/27/13	Date of Construction Completion	Date of Stabilization
Camden LaVina
Orlando, FL	420	$55.5	93%	1Q12	3Q12
Camden Summerfield II
Landover, MD	187	25.0	92%	1Q12	3Q12
Camden Montague
Tampa, FL	192	20.1	95%	2Q12	3Q12
Camden Westchase Park
Tampa, FL	348	48.4	97%	3Q12	4Q12
Consolidated total	1,147	$149.0

Camden Amber Oaks II (1)
Austin, TX	244	$22.3	95%	3Q12	4Q12
(1) Property owned through an unconsolidated joint venture in which we own a 20% interest.
Development and Lease-Up Properties
At December 31, 2012, we had two consolidated completed properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 1/27/13	Date of Construction Completion	Estimated Date of Stabilization
Camden Royal Oaks II
Houston, TX	104	$13.3	81%	1Q12	3Q13
Camden Town Square
Orlando, FL	438	58.7	72%	4Q12	3Q13
Consolidated total	542	$72.0
Our consolidated balance sheet at December 31, 2012 included approximately $334.5 million related to properties under development and land. Of this amount, approximately $196.1 million related to our projects currently under development. In addition, we had approximately $138.4 million primarily invested in land held for future development, which included approximately $85.9 million related to projects we expect to begin constructing during the next two years, and approximately $52.5 million invested in land tracts for which we may develop in the future.

Communities Under Construction. At December 31, 2012, we had seven consolidated properties and one of our unconsolidated joint ventures had two properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden City Centre II Houston, TX	268	$36.0	$28.8	$28.8	2Q13	3Q14
Camden NOMA Washington, DC	320	110.0	71.6	71.6	2Q14	2Q15
Camden Lamar Heights Austin, TX	314	47.0	10.5	10.5	2Q14	3Q15
Camden Flatirons Denver, CO	424	78.0	20.4	20.4	4Q14	4Q16
Camden Glendale Glendale, CA	303	115.0	33.8	33.8	3Q15	1Q16
Camden Boca Raton Boca Raton, FL	261	54.0	7.7	7.7	4Q14	1Q16
Camden Paces Atlanta, GA	379	110.0	23.3	23.3	1Q15	1Q17
Consolidated total	2,269	$550.0	$196.1	$196.1

Camden South Capitol (1) Washington, DC	276	$88.0	$70.0	$70.0	4Q13	3Q14
Camden Waterford Lakes (1) Orlando, FL	300	40.0	6.5	6.5	3Q14	4Q15
Unconsolidated total	576	$128.0	$76.5	$76.5

(1)	Property owned through an unconsolidated joint venture in which we own a 20% interest.
Development Pipeline Communities. At December 31, 2012, we had the following communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden La Frontera
Austin, TX	300	$32.0	$4.8
Camden Victory Park
Dallas, TX	425	70.0	14.7
Camden Hollywood
Los Angeles, CA	299	125.0	18.7
Camden Centro
Charlotte, NC	324	56.0	8.6
Camden Lincoln Station
Denver, CO	275	48.0	5.2
Camden Atlantic
Plantation, FL	286	62.0	9.4
Camden McGowen Station
Houston, TX	251	40.0	7.1
Camden Buckhead
Atlanta, GA	390	70.0	17.4
Total	2,550	$503.0	$85.9
(1) Represents our best estimate of the total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Land Holdings. At December 31, 2012, we had the following land tracts:

($ in millions) Location	Acreage	Cost to Date
Washington, DC	0.9	$17.3
Atlanta, GA	5.0	10.1
Dallas, TX	7.2	8.6
Houston, TX	13.2	6.9
Las Vegas, NV	19.6	4.2
Other	4.8	5.4
Total	50.7	$52.5
Geographic Diversification
At December 31, 2012 and 2011, our real estate assets by various markets, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

(in thousands)	2012		2011
Washington, D.C. Metro	$1,276,153	19.1%	$1,234,401	21.2%
Los Angeles/Orange County, California	621,480	9.3	452,451	7.8
Houston, Texas	546,761	8.2	452,830	7.8
Southeast Florida	482,213	7.2	462,384	8.0
Dallas, Texas	447,539	6.7	302,299	5.2
Orlando, Florida	445,112	6.7	422,811	7.3
Tampa, Florida	412,010	6.2	436,922	7.5
Las Vegas, Nevada	411,270	6.2	315,330	5.4
Atlanta, Georgia	384,658	5.8	369,107	6.3
Charlotte, North Carolina	330,849	5.0	331,518	5.7
Denver, Colorado	322,534	4.8	193,285	3.3
Phoenix, Arizona	278,671	4.2	98,698	1.7
Raleigh, North Carolina	248,458	3.7	243,114	4.2
San Diego/Inland Empire, California	230,515	3.4	228,582	3.9
Austin, Texas	161,841	2.4	156,833	2.7
Other	73,850	1.1	118,975	2.0
Total	$6,673,914	100.0%	$5,819,540	100.0%
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

($ in thousands)	2012	2011	2010
Average monthly property revenue per apartment home	$1,182	$1,121	$1,051
Annualized total property expenses per apartment home	$5,256	$5,201	$5,036
Weighted average number of operating apartment homes owned 100%	51,308	46,167	45,030
Weighted average occupancy of operating apartment homes owned 100% *	95.2%	94.7%	93.8%

* The student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2012 as compared to 2011 and for the year ended December 31, 2011 as compared to 2010:

	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/12	2012	2011	$	%
Property revenues:
Same store communities	44,774	$636,904	$598,003	$38,901	6.5%
Non-same store communities	8,997	82,733	18,028	64,705	358.9
Development and lease-up communities	2,811	2,161	1	2,160	*
Other	—	6,110	5,042	1,068	21.2
Total property revenues	56,582	$727,908	$621,074	$106,834	17.2%
Property expenses:
Same store communities	44,774	$234,391	$229,434	$4,957	2.2%
Non-same store communities	8,997	31,208	6,537	24,671	377.4
Development and lease-up communities	2,811	1,035	—	1,035	*
Other	—	3,035	4,157	(1,122)	(27.0)
Total property expenses	56,582	$269,669	$240,128	$29,541	12.3%
* Not a meaningful percentage.
Same store communities are communities we owned and were stabilized as of January 1, 2011, excluding communities under major redevelopment. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2011 or communities which underwent major redevelopment after January 1, 2011. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2011, excluding communities under major redevelopment. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development. Properties held for sale are excluded from the above results.

	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/11	2011	2010	$	%
Property revenues:
Same store communities	42,538	$560,423	$530,840	$29,583	5.6%
Non-same store communities	3,618	54,887	32,967	21,920	66.5
Development and lease-up communities	2,277	715	—	715	*
Other	—	5,049	4,265	784	18.4
Total property revenues	48,433	$621,074	$568,072	$53,002	9.3%
Property expenses:
Same store communities	42,538	$215,374	$208,938	$6,436	3.1%
Non-same store communities	3,618	20,571	12,922	7,649	59.2
Development and lease-up communities	2,277	222	—	222	*
Other	—	3,961	4,918	(957)	(19.5)
Total property expenses	48,433	$240,128	$226,778	$13,350	5.9%
* Not a meaningful percentage.
Same store communities are communities we owned and which were stabilized as of January 1, 2010, excluding communities under major redevelopment. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2010 or communities which underwent major redevelopment after January 1, 2010. Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2010, excluding communities under major redevelopment. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development. Properties held for sale are excluded from the above results.

Same store analysis:
Same store property revenues for the year ended December 31, 2012 increased approximately $38.9 million, or 6.5%, from 2011. Same store rental revenues increased approximately $33.6 million for the year ended December 31, 2012 as compared to 2011, primarily due to a 5.7% increase in average rental rates and a 0.6% increase in average occupancy for our same store portfolio, from 94.7% in 2011 to 95.3% in 2012. During the year ended December 31, 2012, average rental rates on new leases were 3.9% higher than expiring lease rates and average renewal rates were 7.9% higher than expiring lease rates. We believe the increase to rental revenue was due in part to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing, and a decline in home ownership rates. Additionally, there was a $5.3 million increase in other property revenue during the year ended December 31, 2012 as compared to 2011 primarily due to increases in miscellaneous fees and charges and revenues from ancillary income from our utility rebilling programs.
Same store property revenues for the year ended December 31, 2011 increased approximately $29.6 million, or 5.6%, from 2010. Same store rental revenues increased approximately $23.9 million for the year ended December 31, 2011 as compared to 2010, primarily due to a 4.6% increase in average rental rates and a 0.7% increase in average occupancy for our same store portfolio. During the year ended December 31, 2011, average rental rates on new leases were 3.7% higher than expiring lease rates and average renewal rates were 8.0% higher than expiring lease rates. We believe the increase to rental revenue was due in part to the continued decline in home ownership rates and the limited supply of new rental housing. Additionally, there was a $5.7 million increase in other property revenue during the year ended December 31, 2011 as compared to 2010 primarily due to increases in revenues from our utility rebilling programs and miscellaneous fees and charges.
Property expenses from our same store communities increased approximately $5.0 million, or 2.2%, for the year ended December 31, 2012 as compared to 2011. The increase was due to a $1.9 million, or 3%, increase in real estate taxes as a result of higher property valuations and property tax rates at a number of our communities, offset partially by refunds received on successful protests of prior year tax assessments. The increase was also due to a $3.0 million, or 5.5%, increase in salaries and benefit expenses due to increases in salaries and incentive compensation and higher medical benefit costs. Utility expenses, including costs associated with our utility rebilling programs, increased approximately $0.2 million during the year ended December 31, 2012 as compared to the same period in 2011. Excluding the expenses associated with our utility rebilling programs, same store property expenses for the year ended December 31, 2012 increased approximately $4.7 million, or 2.2%, as compared to 2011.
Property expenses from our same store communities increased approximately $6.4 million, or 3.1%, for the year ended December 31, 2011, as compared to 2010. The increase was primarily due to increases in utility expenses relating to costs associated with our utility rebilling programs, higher water costs, increased salaries and benefits due to increases in annual compensation and higher medical benefit costs, and higher repairs and maintenance expenses. The increase was also due to slightly higher real estate taxes as a result of increasing property valuations and property tax rates at a number of our communities. Excluding the expenses associated with our utility rebilling programs, same store property expenses for 2011 increased approximately $5.4 million, or 2.8%, from 2010.
Non-same store and development and lease-up analysis:
Property revenues from non-same store and development and lease-up communities increased approximately $66.9 million for the year ended December 31, 2012 as compared to 2011 and increased approximately $22.6 million for the year ended December 31, 2011 as compared to 2010. The increase in 2012 as compared to 2011 was primarily due to approximately $44.9 million of revenues recognized in 2012 related to twelve joint venture communities we consolidated during January 2012 and one joint venture community we consolidated during December 2012, which were previously accounted for in accordance with the equity method of accounting. The increase in revenues was also due to approximately $7.8 million in revenues related to the acquisition of seven properties during 2012. The increase for non-same store and development and lease-up communities was also related to four properties in our development pipeline reaching stabilization and the completion and partial lease-up of two properties in our development pipeline during 2012. The increase in 2011 as compared to 2010 was primarily due to approximately $18.0 million of revenues during 2011 related to three joint venture communities we consolidated during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting. The increase in revenues for 2011 for non-same store and development and lease-up communities was also due to two properties in our development and re-development pipelines reaching stabilization during the second and third quarters of 2010 and the completion and partial lease-up of two properties in our development pipeline during 2011.
Property expenses from non-same store and development and lease-up communities increased approximately $25.7 million for the year ended December 31, 2012 as compared to 2011 and increased approximately $7.9 million for 2011 as compared to 2010. The increase in 2012 as compared to 2011 was primarily due to $17.9 million of expenses during 2012 relating to twelve joint venture communities we consolidated during January 2012 and one joint venture community we consolidated during December 2012, $3.1 million of expenses related to the acquisition of seven properties during 2012, and $3.8 million of expenses related to four properties in our development pipeline reaching stabilization, and the partial lease-up of two properties in our development pipeline during 2012. The increase in 2011 as compared to 2010 was primarily due to approximately $7.1 million of expenses recognized during 2011 related to three joint venture communities we consolidated during the second half of 2010 and the completion and partial lease-up of two properties in our development pipeline during 2011.
Other property analysis:
Other property revenues increased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011 and increased $0.8 million for the year ended December 31, 2011 as compared to 2010. The increase in 2012 was primarily due to revenues of approximately $1.4 million for the year ended December 31, 2012 from above and below market lease amortization related to our 2012 acquisitions. The increase in 2011 as compared to 2010 was primarily related to increases in rental income from our non-multifamily rental properties.
Other property expenses decreased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011 and decreased $1.0 million for the year ended December 31, 2011 as compared to 2010. The decrease in 2012 was primarily related to decreases in property taxes expensed on four land holdings for projects which were approved during 2012 and the second half of 2011 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development projects. The decrease in 2011 as compared to 2010 was primarily related to decreases in property taxes expensed on land holdings for projects which were approved during 2011 and the second half of 2010 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development projects.
Non-property income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2012	2011	$	%	2011	2010	$	%
Fee and asset management	$12,345	$9,973	$2,372	23.8%	$9,973	$8,172	$1,801	22.0%
Interest and other income (loss)	(710)	4,649	(5,359)	(115.3)	4,649	8,584	(3,935)	(45.8)
Income on deferred compensation plans	4,772	6,773	(2,001)	(29.5)	6,773	11,581	(4,808)	(41.5)
Total non-property income	$16,407	$21,395	$(4,988)	(23.3)%	$21,395	$28,337	$(6,942)	(24.5)%
Fee and asset management income increased approximately $2.4 million for the year ended December 31, 2012 as compared to 2011 and increased approximately $1.8 million for the year ended December 31, 2011 as compared to 2010. The increase for 2012 was primarily due to an increase in property management, development and construction fees due to acquisitions completed and development communities started by our funds in 2011 and 2012. The increase was partially offset by a decrease in property management fees due to our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of seven operating properties by two of our unconsolidated joint ventures during the third and fourth quarters of 2012.
The increase in fee and asset management income for 2011 as compared to 2010 was primarily related to an increase in property management, development and construction fees due to acquisitions completed and development communities started by our funds during 2011 and the fourth quarter of 2010. The increase was partially offset by a decrease in construction fees due to a reduction in third party construction activities during 2011 as compared to 2010. The increase was further offset by a decrease due to our consolidation of three joint venture communities during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting.
Interest and other income (loss) decreased approximately $5.4 million for the year ended December 31, 2012 as compared to 2011 and decreased approximately $3.9 million for the year ended December 31, 2011 as compared to 2010. The decrease during 2012 as compared to 2011 was primarily due to a $4.3 million gain recognized in 2011 relating to the sale of an available-for-sale investment, and an increase in losses recognized on non-designated hedges of approximately $0.6 million during the year ended December 31, 2012. The decrease during 2011 as compared to 2010 was primarily due to $2.7 million recognized in 2010 relating to the expiration of an indemnification provision in an operating joint venture agreement which expired in January 2010, and approximately $4.2 million recognized in 2010 as a result of the dissolution of a joint venture and purchase by our joint venture partner of the third party debt made by this joint venture from the note holder, which relieved us from our guarantee of our proportionate interest of this debt; we had previously recorded a charge for this guarantee obligation. The decrease in 2011 as compared to 2010 was also due to a decline in interest income on our mezzanine loan portfolio due to lower balances of outstanding mezzanine loans due in part to the conversion of mezzanine loans into additional equity interests in certain of our joint ventures in 2010. These decreases were partially offset by a $4.3 million gain relating to the sale of an available-for-sale investment recognized in 2011.

Our deferred compensation plans earned income of approximately $4.8 million, $6.8 million and $11.6 million in 2012, 2011 and 2010, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2012	2011	$	%	2011	2010	$	%
Property management	$21,796	$20,686	$1,110	5.4%	$20,686	$19,982	$704	3.5%
Fee and asset management	6,631	5,935	696	11.7	5,935	4,841	1,094	22.6
General and administrative	37,528	35,456	2,072	5.8	35,456	30,762	4,694	15.3
Interest	104,282	112,414	(8,132)	(7.2)	112,414	125,893	(13,479)	(10.7)
Depreciation and amortization	203,077	171,127	31,950	18.7	171,127	161,760	9,367	5.8
Amortization of deferred financing costs	3,608	5,877	(2,269)	(38.6)	5,877	4,102	1,775	43.3
Expense on deferred compensation plans	4,772	6,773	(2,001)	(29.5)	6,773	11,581	(4,808)	(41.5)
Total other expenses	$381,694	$358,268	$23,426	6.5%	$358,268	$358,921	$(653)	(0.2)%
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011 and increased approximately $0.7 million for the year ended December 31, 2011 as compared to 2010. The increases as compared to the prior year periods were primarily due to higher salaries, benefits and incentive compensation for our property management personnel. The increase in 2012 as compared to 2011 was partially offset by a decrease in administrative costs. Property management expenses were 3.0%, 3.3%, and 3.5% of total property revenues for the years ended December 31, 2012, 2011, and 2010, respectively.
Fee and asset management expense, which represents expenses related to third party construction projects and property management of our joint ventures, increased approximately $0.7 million for the year ended December 31, 2012 as compared to 2011 and increased approximately $1.1 million for the year ended December 31, 2011 as compared to 2010. The increase in 2012 as compared to 2011 primarily related to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012. The increase was partially offset by a decrease in expenses resulting from our consolidation of twelve joint venture communities in January 2012, which were previously accounted for in accordance with the equity method of accounting, and the sale of seven operating properties by two of our unconsolidated joint ventures during the third and fourth quarters of 2012.
The increase in fee and asset management expense for 2011 as compared to 2010 was primarily related to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and the fourth quarter of 2010. The increase was partially offset by a decrease in expenses resulting from our consolidation of three joint venture communities during the second half of 2010, which were previously accounted for in accordance with the equity method of accounting.
General and administrative expenses increased approximately $2.1 million during the year ended December 31, 2012 as compared to 2011 and increased approximately $4.7 million during the year ended December 31, 2011 as compared to 2010. General and administrative expenses were 5.1%, 5.6% and 5.3% of total revenues, excluding income on deferred compensation plans, for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in 2012 as compared to 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $2.4 million and an increase in professional fees of approximately $1.5 million primarily relating to higher consulting costs, legal expenses and audit costs. The increase was also due to an increase in expensed costs related to our acquisitions completed in 2012 of approximately $0.6 million. These increases were offset by approximately $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011.
The increase in general and administrative expenses for the year ended December 31, 2011 as compared to 2010 was primarily due to approximately $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011 mentioned above and increases in salaries, benefits and incentive compensation of approximately $3.2 million, offset partially by approximately $0.5 million decrease in other discretionary expenses.

Interest expense decreased approximately $8.1 million for the year ended December 31, 2012 as compared to 2011 and decreased approximately $13.5 million for the year ended December 31, 2011 as compared to 2010. The decrease in interest expense in 2012 as compared to 2011 was primarily due to the repayment of our $500 million term loan in June 2011, the retirement of two unsecured notes payable during the first half of 2011, the retirement of four secured notes payable and one unsecured note payable during 2012, and higher capitalized interest of approximately $3.7 million as compared to 2011 due to higher average balances in our development pipeline. These decreases were partially offset by an increase in interest expense related to our issuance in June 2011 of $500 million senior unsecured notes payable and our issuance in December 2012 of $350 million senior unsecured notes payable.
The decrease in interest expense in 2011 as compared to 2010 was primarily due to the repayment of our $500 million term loan in June 2011, the retirement of four unsecured notes payable during 2010, the retirement of two unsecured notes payable during 2011, and higher capitalized interest of approximately $3.1 million as compared to 2010 primarily due to higher average balances in our development pipeline. These decreases were partially offset by additional interest expense related to the issuance in June 2011 of $500 million in senior unsecured notes payable and the increase in secured notes payable relating to debt assumed in connection with the consolidation of two joint venture communities during the second half of 2010, which were previously accounted for using the equity method of accounting.
Depreciation and amortization expense increased approximately $32.0 million during the year ended December 31, 2012 as compared to 2011 and increased approximately $9.4 million during the year ended December 31, 2011 as compared to 2010. The increase in 2012 was primarily due to the consolidation of twelve joint venture communities in January 2012, which were previously accounted for using the equity method of accounting and the acquisition of seven operating properties during 2012. The increases were also due to the completion of units in our development pipeline and an increase in capital improvements placed in service throughout 2011 and 2012. The increase in 2011 as compared to 2010 was primarily due to depreciation on capital improvements placed in service throughout 2011 and 2010. The increase was also due to the consolidation of three joint venture communities during the second half of 2010, which were previously accounted for using the equity method of accounting.
Amortization of deferred financing costs decreased approximately $2.3 million during the year ended December 31, 2012 as compared to 2011 and increased approximately $1.8 million during the year ended December 31, 2011 as compared to 2010. The decrease for 2012 was due to lower amortization of financing costs as a result of an amendment to our $500 million credit facility in September 2011 which extended the maturity date three years. The decrease was also due to lower amortization and the write-off of approximately $0.5 million of unamortized loan costs associated with the repayment of the $500 million term loan in June 2011. This decrease was partially offset by higher amortization of financing costs associated with the issuance in June 2011 of $500 million senior unsecured notes payable. The increase for 2011 as compared to 2010 was due to the amortization of additional financing costs incurred on our $500 million unsecured credit facility we entered into in August 2010 and on our issuance in June 2011 of $500 million senior unsecured notes payable. The increase was also due to the write-off of approximately $0.5 million of unamortized loan costs associated with the $500 million term loan we repaid in June 2011.
Our deferred compensation plans incurred expenses of approximately $4.8 million, $6.8 million and $11.6 million in 2012, 2011 and 2010, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for plan participants and were directly offset by the income related to these plans, as discussed above.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
($ in thousands)	2012	2011		$2011	2010	$
Gain on acquisition of controlling interest in joint ventures	$57,418	$—	$57,418	$—	$—	$—
Gain on sale of properties, including land	—	4,748	(4,748)	4,748	236	4,512
Gain on sale of unconsolidated joint venture interests	—	1,136	(1,136)	1,136	—	1,136
Loss on discontinuation of hedging relationship	—	(29,791)	29,791	(29,791)	—	(29,791)
Impairment provision on technology investment	—	—	—	—	(1,000)	1,000
Equity in income (loss) of joint ventures	20,175	5,679	14,496	5,679	(839)	6,518
Income tax expense – current	(1,208)	(2,220)	1,012	(2,220)	(1,581)	(639)

As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures which owned twelve apartment communities containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures resulting in these entities being wholly-owned. In December 2012, we acquired the remaining 50% ownership interest in another unconsolidated joint venture which owned one apartment community, containing 320 apartment homes located in Denver, Colorado. We previously accounted for these 13 joint ventures under the equity method of accounting. Our acquisitions of these remaining ownership interests resulted in a gain of approximately $57.4 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis in our investment on the date of acquisition.
Gain on sale of properties, including land, totaled approximately $4.7 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. The gain in 2011 was due to a sale of one of our land development properties located in Washington, DC in April 2011 to one of the funds and the sale of one of our development properties located in Austin, Texas to this fund in June 2011. The gain in 2010 was due to a gain on the sale of a land parcel in Houston, Texas to an unaffiliated third party.
Gain on sale of unconsolidated joint venture interests totaled approximately $1.1 million for the year ended December 31, 2011 due to the sale of our ownership interests in three unconsolidated joint ventures in March 2011.
The loss on discontinuation of hedging relationship during the year ended December 31, 2011 was due to the discontinuation of a cash flow hedge associated with the repayment of our $500 million term loan in June 2011.
During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable.
Equity in income (loss) of joint ventures increased approximately $14.5 million for the year ended December 31, 2012 as compared to 2011, and increased approximately $6.5 million for the year ended December 31, 2011 as compared to 2010. The increase in 2012 as compared to 2011 was primarily due to a $17.4 million gain relating to our proportionate share of the gain on the sale of seven operating properties by two of our unconsolidated joint ventures in 2012. The increase was also due to an increase in earnings recognized in 2012 relating to 18 acquisitions of operating properties completed by the funds during 2011. These increases were partially offset by the acquisition and consolidation by us of twelve operating joint ventures in January 2012 which were previously accounted for in accordance with the equity method of accounting. These increases were further offset by a $6.4 million gain relating to our proportionate share of the gain on sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011.
The increase in 2011 as compared to 2010 was primarily due to a $6.4 million gain related to our proportionate share of the gain on sale of four operating properties by one of our unconsolidated joint ventures during the fourth quarter of 2011. The increase was also due to two development properties held by our joint ventures which were sold in March 2011. These two development properties reached stabilization in late 2010 and early 2011 and we recognized our proportionate interest in losses in 2010 during the lease-up phase of operations. These increases were partially offset by our proportionate interest in overall losses recognized by the funds relating to acquisitions of operating properties during 2010 and 2011, which resulted in additional amortization expense for in-place leases over the underlying lease term.
We had current income tax expense of approximately $1.2 million, $2.2 million, and $1.6 million for the tax years ended December 31, 2012, 2011, and 2010, respectively. The decrease in income tax expense during 2012 as compared to 2011 and the increase in income tax expense during 2011 as compared to 2010 was due to approximately $1.0 million associated with income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011 by a taxable REIT subsidiary. The increase in 2011 as compared to 2010 was partially offset by a decrease in taxable income related to our third party construction activities conducted in a taxable REIT subsidiary.
Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or as compared to different companies.
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

Reconciliations of net income attributable to common shareholders to diluted FFO for the years ended December 31 are as follows:

(in thousands)	2012	2011	2010
Funds from operations
Net income attributable to common shareholders (1)	$283,390	$49,379	$23,216
Real estate depreciation and amortization, including discontinued operations	205,437	177,187	170,660
Adjustments for unconsolidated joint ventures	7,939	10,534	8,943
Gain on acquisition of controlling interests in joint ventures	(57,418)	—	—
Gain on sale of unconsolidated joint venture properties (2)	(17,418)	(6,394)	—
Gain on sale of unconsolidated joint venture interests	—	(1,136)	—
Gain on sale of properties and discontinued operations, net of tax	(115,068)	(24,621)	(9,614)
Income allocated to non-controlling interests	6,475	2,586	1,104
Funds from operations – diluted	$313,337	$207,535	$194,309
Weighted average shares – basic	83,772	72,756	68,608
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	647	706	348
Common units	2,200	2,466	2,596
Weighted average shares – diluted	86,619	75,928	71,552

(1)	Includes a $29.8 million charge related to a loss on discontinuation of a hedging relationship for the year ended December 31, 2011.

(2)
The gain in 2012 represents our proportionate share of the gain on sale of seven operating properties sold during 2012 by two of our unconsolidated joint ventures. The gain in 2011 represents our proportionate share of the gain on sale of four operating properties sold by an unconsolidated joint venture during 2011.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 4.0, 3.2, and 2.6 times for the years ended December 31, 2012, 2011, and 2010, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. At December 31, 2012, 2011, and 2010, approximately 76.5%, 71.7%, and 71.1%, respectively, of our properties (based on invested capital) were unencumbered. Our weighted average maturity of debt was approximately 7.0 years at December 31, 2012.
We intend to continue to focus on strengthening our capital and liquidity positions by continuing to focus on our core fundamentals which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include available cash balances, the availability under our unsecured credit facility and other short-term borrowings, proceeds from dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.

We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2013 including:

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
Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the years ended December 31, 2012 and 2011.
Net cash provided by operating activities was approximately $324.3 million during the year ended December 31, 2012 as compared to approximately $244.8 million during the year ended December 31, 2011. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our same store communities and the growth in non-same store communities as we consolidated twelve joint ventures in the first quarter of 2012 and one unconsolidated joint venture in December 2012. The increase in non-same store revenues also related to acquisitions of seven operating properties completed in 2012. This increase in revenues was partially offset by the increase in property expenses from our same store and non-same store communities related to the above noted activity. See further discussions of our 2012 operations as compared to 2011 in our “Results of Operations.”
Net cash used by investing activities during the year ended December 31, 2012 totaled approximately $527.7 million as compared to approximately $187.4 million during the year ended December 31, 2011. Cash outflows for property development and capital improvements were approximately $290.7 million during 2012 as compared to approximately $227.8 million during 2011 due primarily to an increase in construction and development activity in 2012 as compared to 2011. The property development and capital improvements during 2012 included expenditures for new development, including land, of approximately $169.6 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $20.3 million, approximately $37.7 million related to redevelopment expenditures, and approximately $63.0 million of other capital expenditures. The property development and capital improvements during 2011 included expenditures for new development, including land, of approximately $145.3 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $14.2 million, approximately $14.5 million related to redevelopment expenditures, and approximately $53.7 million of other capital expenditures.
Additional cash outflows used in investing activities during the year ended December 31, 2012 related to acquisitions of seven operating properties and the controlling interests in thirteen former joint ventures, net of cash acquired totaling approximately $465.4 million. During 2012, we also used approximately $7.0 million for investments in joint ventures relating to acquisitions of an operating property and two land development properties by one of our funds, in which we own a 20% interest. During 2011, cash outflows for investments in joint ventures were approximately $46.0 million due to eighteen acquisitions of operating properties completed by our funds. During the year ended December 31, 2012, cash outflows were partially offset by proceeds of approximately $226.9 million from the sale of eleven operating properties. Cash outflows were further offset by distributions of investments from joint ventures of approximately $17.4 million during the year ended December 31, 2012, which included $14.2 million in distributions of investments from two unconsolidated joint ventures relating to the sale of seven operating properties in the third and fourth quarters of 2012. Distributions of investments from joint ventures received during the year ended December 31, 2011 was approximately $6.0 million. During 2011, cash outflows were partially offset by proceeds of approximately $19.3 million from the sale of our interests in three unconsolidated joint ventures in March 2011, approximately $19.1 million from the sale of two land development properties to one of our joint ventures, and approximately $38.2 million from the sale of two operating properties to unaffiliated third parties. These outflows were further offset by proceeds received from the sale of our available-for-sale investment of $4.5 million during February 2011, and payments received on notes receivable from affiliates of approximately $3.3 million.
Net cash provided by financing activities totaled approximately $174.9 million during the year ended December 31, 2012 as compared to $172.9 million used during the year ended December 31, 2011. During 2012, we received net proceeds of approximately $693.4 million from the issuance of 11.2 million shares from our ATM programs and through an equity offering completed in January 2012. Cash inflows during 2012 also included proceeds of approximately $346.3 million relating to issuance of $350 million unsecured notes payable completed in December 2012 and proceeds of approximately $13.0 million from common share options exercised during the period. The inflow during 2012 was partially offset by approximately $272.6 million used to repay the mortgage debt of twelve former joint ventures we acquired in January 2012, and $295.0 million used to repay maturing secured and unsecured notes payable. Cash inflows during this period were also offset by approximately $100.0 million used to redeem our perpetual preferred units and approximately $189.0 million used for distributions paid to common shareholders, perpetual preferred unit holders, and non-controlling interest holders. During 2011 we used approximately $627.6 million to repay our outstanding $500 million term loan and maturing secured and unsecured notes. We also used approximately $152.2 million during this period for distributions paid to common shareholders, perpetual preferred unit holders, and non-controlling interest holders. The cash outflows were partially offset by net proceeds of approximately $495.7 million provided from the issuance of two series of unsecured notes completed in June 2011, net proceeds of approximately $106.6 million from the issuance of 1.7 million common shares under our ATM programs, and net proceeds of approximately $11.4 million provided from common share options exercised during the period.
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2012, we had no balances outstanding on our $500 million unsecured line of credit. However, we had outstanding letters of credit totaling approximately $11.0 million, leaving approximately $489.0 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit.
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
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2012 ATM program”), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under the 2012 ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poors, which are currently Baa1, BBB+ and BBB, respectively, with stable, stable and positive outlooks, respectively, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. During 2013, approximately $229.2 million of debt, including scheduled principal amortizations of approximately $3.4 million, is scheduled to mature. In January 2013, we repaid a $26.1 million secured third party note payable which was scheduled to mature in April 2013. See Note 9, “Notes Payable,” in the Notes to Consolidated Financial Statements for further discussion of scheduled maturities.

We intend to incur approximately $353.9 million of additional expected costs to complete our consolidated communities under construction. Of this amount, we expect approximately $200.7 million will be incurred during 2013 and the remainder of the costs to be incurred during 2014. Additionally, we also expect to incur between approximately $50 million and $60 million of additional redevelopment expenditures and $60 million and $64 million of additional other capital expenditures during 2013.
We intend to meet our near-term liquidity requirements through cash flows generated from operations, available cash balances, draws on our unsecured credit facility, and proceeds from property dispositions. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to meet our near-term liquidity requirements through equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2012, we announced our Board of Trust Managers had declared a dividend distribution of $0.56 per share to our common shareholders of record as of December 17, 2012. The dividend was subsequently paid on January 17, 2013. We paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2012 dividends, this distribution to common shareholders and holders of common operating partnership units equates to an annual dividend rate of $2.24 per share or unit for the year ended December 31, 2012.
In the first quarter of 2013, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.56 to $0.63 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming dividend distributions for the remainder of 2013 are similar to those declared for the first quarter 2013, the annualized dividend rate for 2013 would be $2.52.
The following table summarizes our known contractual cash obligations as of December 31, 2012:

(in millions)	Total	2013	2014	2015	2016	2017	Thereafter
Debt maturities (1)	$2,510.5	$229.2	$35.4	$252.0	$2.3	$249.2	$1,742.4
Interest payments (2)	719.4	112.3	101.5	93.8	89.1	81.3	241.4
Non-cancelable lease payments	7.7	2.5	2.4	1.5	0.4	0.3	0.6
Postretirement benefit obligations	4.0	0.2	0.2	0.2	0.3	0.3	2.8
	$3,241.6	$344.2	$139.5	$347.5	$92.1	$331.1	$1,987.2

(1)	Includes scheduled principal amortizations.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2012 or the most recent practicable date.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third party debt. As of December 31, 2012, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.
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
Principles of Consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are continuously evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined by GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. We believe our primary market risk exposure relates to interest rate risk. Derivatives are not entered into for speculative purposes.
The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,297.8	6.9	4.8%	91.5%	$2,186.6	6.7	5.3%	89.9%
Variable rate debt	212.7	7.5	1.1	8.5	245.5	7.6	1.1	10.1
We have historically used variable rate indebtedness available under our revolving credit facility to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $140.3 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.1 million, holding all other variables constant.
We have entered into, and may enter into in the future, interest rate swaps and caps to protect ourselves against fluctuations in the rates of our floating rate debt. In connection with the repayment of the $500 million loan in June 2011, we discontinued the hedging relationship on the $500 million interest rate swap on May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. This interest rate swap matured in October 2012 and settled. The changes in fair value of this swap were marked to market through earnings in other income and other expense. During 2012, we recorded a net loss of approximately $0.7 million related to this derivative instrument through the settlement date.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2012.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 15, 2013

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2013 in connection with the Annual Meeting of Shareholders to be held May 10, 2013.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2013 in connection with the Annual Meeting of Shareholders to be held May 10, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2013 in connection with the Annual Meeting of Shareholders to be held May 10, 2013 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2012.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	838,754	$42.36	2,281,762
Equity compensation plans not approved by security holders	—	—	—
Total	838,754	$42.36	2,281,762
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

As of December 31, 2012, approximately 7.9 million fungible units were available under the 2011 Share Plan, which results in approximately 2.3 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2013 in connection with the Annual Meeting of Shareholders to be held May 10, 2013.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2013 in connection with the Annual Meeting of Shareholders to be held May 10, 2013.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.3 to Form 10-K for the year ended December 31, 1997

3.5	Amendment to Second Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.2 to Form 8-K filed on May 4, 2006

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee.	Exhibit 4.3 to Form 8-K filed on June 3, 2011

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.375% Note due 2013	Exhibit 4.2 to Form 8-K filed on December 9, 2003

4.7	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.8	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.9	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.10	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.11	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Form of First Amendment to Employment Agreement, effective as of January 1, 2008, between the Company and Dennis M. Steen	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.8	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.14	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.17	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.18	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.19	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.22	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.23	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.24	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.25	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.26	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.28	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.29	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.30	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.31	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.32	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.6 to Form 8-K filed on November 30, 2007

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.33	Amendment No. 1 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on July 29, 2008

10.34	Amendment No. 2 to Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, effective as of January 1, 2008	Exhibit 99.2 to Form 8-K filed on December 8, 2008

10.35
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.37	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.38	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.39	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.40	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.41	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.42	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.43
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (2)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.44	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Credit Suisse Securities (USA) LLC	Exhibit 1.1 to Form 8-K filed on May 18, 2012

10.45	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Deutsche Bank Securities Inc.	Exhibit 1.2 to Form 8-K filed on May 18, 2012

10.46	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Jefferies & Company, Inc.	Exhibit 1.3 to Form 8-K filed on May 18, 2012

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.47	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Mitsubishi UFJ Securities (USA) Inc.	Exhibit 1.4 to Form 8-K filed on May 18, 2012

10.48	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Scotia Capital (USA) Inc.	Exhibit 1.5 to Form 8-K filed on May 18, 2012

10.49
Amended and Restated Credit Agreement dated as of September 22, 2011 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and JP Morgan Chase Bank, N.A., as Syndication Agent
Exhibit 99.1 to Form 8-K filed on September 26, 2011

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

February 15, 2013	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 15, 2013
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 15, 2013
D. Keith Oden

/s/ Dennis M. Steen	Senior Vice President - Finance and	February 15, 2013
Dennis M. Steen	Chief Financial Officer (Principal Financial Officer)

/s/ Michael P. Gallagher	Vice President - Chief Accounting	February 15, 2013
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Scott S. Ingraham	Trust Manager	February 15, 2013

*
Lewis A. Levey	Trust Manager	February 15, 2013

*
William B. McGuire, Jr.	Trust Manager	February 15, 2013

*
F. Gardner Parker	Trust Manager	February 15, 2013

*
William F. Paulsen	Trust Manager	February 15, 2013

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 15, 2013

*
Steven A. Webster	Trust Manager	February 15, 2013

*
Kelvin R. Westbrook	Trust Manager	February 15, 2013

*By: /s/ Dennis M. Steen
Dennis M. Steen Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and perpetual preferred units, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 15, 2013

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2012	2011
Assets
Real estate assets, at cost
Land	$949,777	$768,016
Buildings and improvements	5,389,674	4,751,654
	6,339,451	5,519,670
Accumulated depreciation	(1,518,896)	(1,432,799)
Net operating real estate assets	4,820,555	4,086,871
Properties under development, including land	334,463	299,870
Investments in joint ventures	45,092	44,844
Properties held for sale	30,517	11,131
Total real estate assets	5,230,627	4,442,716
Accounts receivable – affiliates	33,625	31,035
Other assets, net	88,260	88,089
Cash and cash equivalents	26,669	55,159
Restricted cash	5,991	5,076
Total assets	$5,385,172	$4,622,075
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,538,212	$1,380,755
Secured	972,256	1,051,357
Accounts payable and accrued expenses	101,896	93,747
Accrued real estate taxes	28,452	21,883
Distributions payable	49,969	39,364
Other liabilities	67,679	109,276
Total liabilities	2,758,464	2,696,382
Commitments and contingencies
Perpetual preferred units	—	97,925
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 and 100,000 shares authorized; 99,106 and 87,377 issued; 96,201 and 84,517 outstanding at December 31, 2012 and 2011, respectively	962	845
Additional paid-in capital	3,587,505	2,901,024
Distributions in excess of net income attributable to common shareholders	(598,951)	(690,466)
Treasury shares, at cost (11,771 and 12,509 common shares, at December 31, 2012 and 2011, respectively)	(425,355)	(452,003)
Accumulated other comprehensive loss	(1,062)	(683)
Total common equity	2,563,099	1,758,717
Non-controlling interests	63,609	69,051
Total equity	2,626,708	1,827,768
Total liabilities and equity	$5,385,172	$4,622,075
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Property revenues
Rental revenues	$626,127	$533,937	$488,895
Other property revenues	101,781	87,137	79,177
Total property revenues	727,908	621,074	568,072
Property expenses
Property operating and maintenance	196,811	175,000	163,628
Real estate taxes	72,858	65,128	63,150
Total property expenses	269,669	240,128	226,778
Non-property income
Fee and asset management	12,345	9,973	8,172
Interest and other income (loss)	(710)	4,649	8,584
Income on deferred compensation plans	4,772	6,773	11,581
Total non-property income	16,407	21,395	28,337
Other expenses
Property management	21,796	20,686	19,982
Fee and asset management	6,631	5,935	4,841
General and administrative	37,528	35,456	30,762
Interest	104,282	112,414	125,893
Depreciation and amortization	203,077	171,127	161,760
Amortization of deferred financing costs	3,608	5,877	4,102
Expense on deferred compensation plans	4,772	6,773	11,581
Total other expenses	381,694	358,268	358,921
Gain on acquisition of controlling interest in joint ventures	57,418	—	—
Gain on sale of properties, including land	—	4,748	236
Gain on sale of unconsolidated joint venture interests	—	1,136	—
Loss on discontinuation of hedging relationship	—	(29,791)	—
Impairment provision on technology investment	—	—	(1,000)
Equity in income (loss) of joint ventures	20,175	5,679	(839)
Income from continuing operations before income taxes	170,545	25,845	9,107
Income tax expense – current	(1,208)	(2,220)	(1,581)
Income from continuing operations	169,337	23,625	7,526
Income from discontinued operations	9,495	11,715	14,002
Gain on sale of discontinued operations, net of tax	115,068	24,621	9,614
Net income	293,900	59,961	31,142
Less income allocated to non-controlling interests from continuing operations	(4,821)	(3,453)	(821)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(2,838)	(129)	(105)
Less income allocated to perpetual preferred units	(776)	(7,000)	(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)	—	—
Net income attributable to common shareholders	$283,390	$49,379	$23,216
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Earnings per share – basic
Income (loss) from continuing operations attributable to common shareholders	$1.90	$0.17	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders	1.45	0.50	0.34
Net income attributable to common shareholders	$3.35	$0.67	$0.33
Earnings per share – diluted
Income (loss) from continuing operations attributable to common shareholders	$1.88	$0.17	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders	1.42	0.49	0.34
Net income attributable to common shareholders	$3.30	$0.66	$0.33
Weighted average number of common shares outstanding – basic	83,772	72,756	68,608
Weighted average number of common shares outstanding – diluted	85,556	73,462	68,608
Net income attributable to common shareholders
Income from continuing operations	$169,337	$23,625	$7,526
Less income allocated to non-controlling interests from continuing operations	(4,821)	(3,453)	(821)
Less income allocated to perpetual preferred units	(776)	(7,000)	(7,000)
Less write off original issuance costs of redeemed perpetual preferred units	(2,075)	—	—
Income (loss) from continuing operations attributable to common shareholders	161,665	13,172	(295)
Income from discontinued operations, including gain on sale	124,563	36,336	23,616
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(2,838)	(129)	(105)
Income from discontinued operations, including gain on sale, attributable to common shareholders	121,725	36,207	23,511
Net income attributable to common shareholders	$283,390	$49,379	$23,216
Consolidated Statements of Comprehensive Income
Net income	$293,900	$59,961	$31,142
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(2,692)	(19,059)
Reclassification of net losses on cash flow hedging activities	—	39,657	23,385
Unrealized gain on available-for-sale securities, net of tax	—	—	3,306
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	(3,306)	—
Reclassification of prior service cost and net loss on post retirement obligation	30	—	—
Unrealized gain (loss) and unamortized prior service cost on postretirement obligation	(409)	(884)	65
Comprehensive income	293,521	92,736	38,839
Less income allocated to non-controlling interests from continuing operations	(4,821)	(3,453)	(821)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(2,838)	(129)	(105)
Less income allocated to perpetual preferred units	(776)	(7,000)	(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)	—	—
Comprehensive income attributable to common shareholders	$283,011	$82,154	$30,913
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Notes receivable secured by common shares	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2009	$770	$2,525,656	$(492,571)	$(101)	$(462,188)	$(41,155)	$78,602	$1,609,013	$97,925
Net income			23,216				926	24,142	7,000
Other comprehensive income						7,697		7,697
Common shares issued (4,868 shares)	49	231,602						231,651
Net share awards	4	11,609						11,613
Employee share purchase plan		232			933			1,165
Repayment of employee notes receivable, net				101				101
Common share options exercised (41 shares)		2,997						2,997
Conversions and redemptions of operating partnership units (279 shares)	3	3,525					(3,553)	(25)
Cash distributions declared to perpetual preferred units									(7,000)
Cash distributions declared to equity holders ($1.80 per share)			(125,962)				(5,046)	(131,008)
Other	(2)	4					25	27
Equity, December 31, 2010	$824	$2,775,625	$(595,317)	$—	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income			49,379				3,582	52,961	7,000
Other comprehensive income						32,775		32,775
Common shares issued (1,751 shares)	18	106,553						106,571
Net share awards	3	12,592			812			13,407
Employee share purchase plan		446			1,334			1,780
Common share options exercised (68 shares)		5,216			7,106			12,322
Conversions and redemptions of operating partnership units (66 shares)	1	591					(592)
Cash distributions declared to perpetual preferred units									(7,000)
Cash distributions declared to equity holders ($1.96 per share)			(144,528)				(4,893)	(149,421)
Other	(1)	1
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$—	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			283,390			7,659	291,049	2,851
Other comprehensive income					(379)		(379)
Common shares issued (11,192 shares)	112	693,243					693,355
Net share awards		1,008		14,138			15,146
Employee share purchase plan		617		717			1,334
Common share options exercised		2,173		11,793			13,966
Conversions of operating partnership units (558 shares)	6	8,988				(9,143)	(149)
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders ($2.24 per share)			(191,875)			(7,025)	(198,900)
Redemption of perpetual preferred units								(100,000)
Purchase of non-controlling interests		(19,549)				3,067	(16,482)
Other	(1)	1
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708	$—
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$293,900	$59,961	$31,142
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	209,872	181,791	174,465
Gain on acquisition of controlling interest in joint ventures	(57,418)	—	—
Gain on sale of discontinued operations, net of tax	(115,068)	(24,621)	(9,614)
Gain on sale of properties, including land	—	(4,748)	(236)
Gain on sale of unconsolidated joint venture interests	—	(1,136)	—
Gain on sale of available-for-sale investment	—	(4,301)	—
Loss on discontinuation of hedging relationship	—	29,791	—
Impairment provision on technology investment	—	—	1,000
Distributions of income from joint ventures	6,321	5,329	6,524
Equity in (income) loss of joint ventures	(20,175)	(5,679)	839
Share-based compensation	13,086	12,039	11,306
Amortization of deferred financing costs	3,608	5,877	4,102
Net change in operating accounts	(9,859)	(9,469)	4,508
Net cash from operating activities	$324,267	$244,834	$224,036
Cash flows from investing activities
Development and capital improvements	$(290,728)	$(227,755)	$(63,739)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(465,400)	—	—
Proceeds from sales of properties, including land and discontinued operations	226,869	57,312	102,819
Proceeds from sale of joint venture interests	—	19,310	—
Proceeds from sale of available-for-sale investment	—	4,510	—
Decrease in notes receivable – affiliates	—	3,279	637
Investments in joint ventures	(7,006)	(46,037)	(6,467)
Distributions of investments from joint ventures	17,417	6,005	28
Other	(8,837)	(3,988)	1,872
Net cash from investing activities	$(527,685)	$(187,364)	$35,150
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from financing activities
Borrowings on unsecured line of credit	$603,000	$8,000	$37,000
Repayments on unsecured line of credit	(603,000)	(8,000)	(37,000)
Repayment of notes payable	(567,575)	(627,623)	(306,692)
Proceeds from notes payable	346,308	495,705	57,748
Proceeds from issuance of common shares	693,355	106,571	231,651
Redemption of perpetual preferred units	(100,000)	—	—
Distributions to common shareholders, perpetual preferred units, and non-controlling interests	(189,018)	(152,242)	(135,626)
Purchase of non-controlling interests	(16,482)	—	—
Payment of deferred financing costs	(3,737)	(9,288)	(6,564)
Common share options exercised	13,038	11,397	1,435
Net (increase) decrease in accounts receivable – affiliates	(2,586)	860	4,217
Other	1,625	1,734	1,064
Net cash from financing activities	$174,928	$(172,886)	$(152,767)
Net increase (decrease) in cash and cash equivalents	(28,490)	(115,416)	106,419
Cash and cash equivalents, beginning of year	55,159	170,575	64,156
Cash and cash equivalents, end of year	$26,669	$55,159	$170,575
Supplemental information
Cash paid for interest, net of interest capitalized	$106,405	$114,615	$128,742
Cash paid for income taxes	1,561	2,664	1,169
Supplemental schedule of non-cash investing and financing activities
Distributions declared but not paid	$49,969	$39,364	$35,295
Value of shares issued under benefit plans, net of cancellations	20,933	18,629	14,401
Conversion of operating partnership units to common shares	9,143	592	3,536
Accrual associated with construction and capital expenditures	18,993	16,754	6,590
Conversion of mezzanine notes to joint venture equity	—	—	43,279
Change of fair value of available-for-sale investments, net of tax	—	—	3,306
Acquisition of operating properties, including joint venture interests:
Real estate assets	—	—	238,885
In-place leases	—	—	4,962
Other assets	—	—	1,135
Mortgage debt assumed	298,807	—	188,119
Other liabilities	6,976	—	3,197
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2012, we owned interests in, operated, or were developing 202 multifamily properties comprising 68,620 apartment homes across the United States. Of these 202 properties, nine properties were under development and when completed will consist of a total of 2,845 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities in the future.
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
Allocations of Purchase Price. Upon acquisition of real estate, we allocate the fair value between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any difference between the carrying value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases and the unamortized value of above or below market leases at December 31, 2012 was approximately $2.6 million and $0.7 million, respectively, and are included in other assets and other liabilities in our condensed consolidated balance sheet, respectively. There was no unamortized value of in-place leases or above or below market leases at December 31, 2011. Amortization expense related to the value of in-place leases for the years ended December 31, 2012, 2011 and 2010 was approximately $13.1 million, $3.9 million, and $1.1 million, respectively. We recognized approximately $1.4 million of revenues related to the value of above or below market leases during the year ended December 31, 2012. There were no revenues related to the value of above or below market leases recognized during the years ended December 31, 2011 and 2010. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $12.5 million, $8.8 million, and $5.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Capitalized real estate taxes were approximately $2.8 million, $1.4 million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Financial Instrument Fair Value Disclosures. In calculating the fair value of our notes payable, interest rate and spread assumptions used in our calculations reflect our current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.
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
Reportable Segments. Our multifamily communities are geographically diversified throughout the United States, and management evaluates operating performance on an individual property level. As each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 98%, 98%, and 97% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for the years ended December 31, 2012, 2011, and 2010, respectively.
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
3. Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.3 million, 4.0 million, and 5.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Earnings per share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$161,665	$13,172	$(295)
Amount allocated to participating securities	(2,784)	(551)	(265)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	158,881	12,621	(560)
Income from discontinued operations, including gain on sale, attributable to common shareholders	121,725	36,207	23,511
Net income attributable to common shareholders, as adjusted	$280,606	$48,828	$22,951
Income (loss) from continuing operations attributable to common shareholders,as adjusted – per share	$1.90	$0.17	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	1.45	0.50	0.34
Net income attributable to common shareholders, as adjusted – per share	$3.35	$0.67	$0.33
Weighted average number of common shares outstanding – basic	83,772	72,756	68,608
Earnings per share calculation – diluted
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$158,881	$12,621	$(560)
Income allocated to common units from continuing operations	1,984	—	—
Income (loss) from continuing operations attributable to common shareholders, as adjusted	160,865	12,621	(560)
Income from discontinued operations, including gain on sale, attributable to common shareholders	121,725	36,207	23,511
Net income attributable to common shareholders, as adjusted	$282,590	$48,828	$22,951
Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$1.88	$0.17	$(0.01)
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	1.42	0.49	0.34
Net income attributable to common shareholders, as adjusted – per share	$3.30	$0.66	$0.33
Weighted average number of common shares outstanding – basic	83,772	72,756	68,608
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	647	706	—
Common units	1,137	—	—
Weighted average number of common shares outstanding – diluted	85,556	73,462	68,608
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
In May 2011, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units as further discussed in Note 5, "Operating Partnerships," and for other general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. The 2011 ATM program terminated in the second quarter of 2012, and no further common shares are available for sale under the 2011 ATM program.

The following table presents activity under our 2010 and 2011 ATM programs for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Total net consideration	$128,128.0	$106,570.6	$231,650.5
Common shares sold	1,971.4	1,751.0	4,867.7
Average price per share	$66.01	$61.95	$48.37
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
The following table presents activity under our 2012 ATM program for the period presented (in thousands, except per share amounts):

Year Ended December 31, 2012
Total net consideration	$173,607.5
Common shares sold	2,607.9
Average price per share	$67.63
As of the date of this filing, we had common shares having an aggregate offering price of up to $123.6 million remaining available for sale under the 2012 ATM program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. In January 2012, we issued 6,612,500 common shares in a public equity offering and received approximately $391.6 million in net proceeds. We utilized a portion of these proceeds to fund the acquisition of the 80% interest we did not own in twelve real estate joint ventures that owned twelve apartment communities, containing 4,034 apartment homes in Dallas, Houston, Las Vegas, Phoenix and Southern California, becoming sole owner of that portfolio. See Note 7 “Property Acquisitions, Discontinued Operations, Assets Held for Sale and Impairments” for further discussion of this transaction.
On May 11, 2012, the shareholders of the Company approved an amendment to our Amended and Restated Declaration of Trust to increase our total number of authorized shares from 110.0 million to 185.0 million shares of beneficial interest, consisting of 175.0 million common shares and 10.0 million preferred shares. As of December 31, 2012, we had approximately 84.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Operating Partnerships
At December 31, 2012, approximately 10% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has issued both common and preferred limited partnership units and as of December 31, 2012, we held 92.1% of the common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our ten trust managers owns Camden Operating common limited partnership units.
At December 31, 2011, Camden Operating had 4.0 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred Units outstanding. Distributions on the preferred units were payable quarterly in arrears. In February 2012, we redeemed all of these outstanding units at their redemption price of $25.00 per unit, or an aggregate of $100.0 million, plus accrued and unpaid distributions. In connection with this redemption, the unamortized issuance costs relating to these units of approximately $2.1 million were expensed in the first quarter of 2012.
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
At December 31, 2012, approximately 25% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has issued common limited partnership units and as of December 31, 2012, we held 94.3% of the common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. (“Summit”), a company we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, margin, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have provided for income, franchise, and margin taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2012, 2011 and 2010. Income taxes for the year ended December 31, 2011 also included approximately $1.0 million associated with the gain recognized on the sale of an available-for-sale investment. Other income tax expense is related to margin and state income taxes, and federal income tax on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

The following table reconciles net income to REIT taxable income for the years ended December 31:

	Year Ended December 31,
(in thousands)	2012		2011	2010
Net income	$293,900		$59,961	$31,142
Less income attributable to non-controlling interests from continuing operations	(4,821)		(3,453)	(821)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(2,838)		(129)	(105)
Less income allocated to perpetual preferred units	(776)		(7,000)	(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	(2,075)		—	—
Net income attributable to common shareholders	283,390		49,379	23,216
Loss from taxable REIT subsidiaries included above	3,323		539	2,056
Net income from REIT operations	286,713		49,918	25,272
Book depreciation and amortization, including discontinued operations	213,479		188,042	179,662
Tax depreciation and amortization	(171,060)		(155,636)	(158,134)
Book/tax difference on gains/losses from capital transactions	(63,832)		(4,315)	37,798
Other book/tax differences, net	(40,961)		8,205	(10,565)
REIT taxable income	224,339		86,214	74,033
Dividends paid deduction	(224,339)	(1)	(143,657)	(124,999)
Dividends paid in excess of taxable income	$—		$(57,443)	$(50,966)
(1) The dividends paid deduction includes designated dividends from 2013 of $33.3 million.
A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
	2012	2011	2010
Common Share Distributions
Ordinary income	$0.96	$1.08	$0.89
Long-term capital gain	0.64	0.13	0.20
Unrecaptured Sec. 1250 gain	0.64	0.23	0.48
Return of capital	—	0.52	0.23
Total	$2.24	$1.96	$1.80
Percentage of distributions representing tax preference items	5.72%	2.83%	3.91%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2012, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $30.2 million which expire in years 2019 to 2032. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2012 exceeded the tax basis by approximately $953.7 million.
Income Tax Expense – Current. For the tax years ended December 31, 2012, 2011, and 2010, we had current income tax expense of approximately $1.2 million, $2.2 million, and $1.6 million, respectively. Income tax for the year ended December 31, 2012 was comprised mainly of margin and state income taxes, and federal income tax related to one of our taxable REIT subsidiaries. Income tax expense for the year ended December 31, 2011 included approximately $1.0 million associated with the gain recognized by one of our taxable REIT subsidiaries on the sale of an available-for-sale investment during 2011, and also is comprised of margin and state income taxes, and federal income tax related to another one of our taxable REIT subsidiaries. The 2010 income tax expense was comprised mainly of margin and state income taxes, and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2012, 2011, and 2010, our deferred tax expense was not significant.
The Company and its subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2009 through 2011. Net income tax loss carry forwards and other tax attributes generated in years prior to 2009 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2012. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure for the periods presented.
7. Property Acquisitions, Discontinued Operations, Assets Held for Sale, and Impairments
Acquisitions. During 2012, we acquired approximately 22.6 acres of land located in Dallas, Texas, Austin, Texas, Plantation, Florida, and Charlotte, North Carolina for approximately $33.6 million. During 2012, we acquired seven operating properties comprised of 2,114 units located in Dallas, Texas, Atlanta, Georgia, Ontario, California, Scottsdale Arizona, and Denver, Colorado for approximately $356.0 million.
In December 2012, we acquired the remaining 50% ownership interest in an unconsolidated joint venture, Camden Denver West, which owned one apartment community, containing 320 apartment homes located in Denver, Colorado, for approximately $15.9 million and assumed a secured note payable of approximately $26.2 million. As a result of acquiring a controlling interest in the former unconsolidated joint venture, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $17.2 million. The equity was remeasured utilizing the consideration paid for the acquired 50% ownership interest.
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures which owned twelve apartment communities, containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures for approximately $99.5 million and assumed approximately $272.6 million in mortgage debt associated with these joint ventures, which was subsequently repaid in January 2012. As a result of acquiring a controlling interest in the former unconsolidated joint ventures, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $40.2 million. The equity was remeasured utilizing the consideration paid for the acquired 80% ownership interest.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisitions of the thirteen joint ventures and seven operating properties described above as of the respective acquisition/consolidation dates (in millions):

Assets acquired:
Buildings and improvements	$622.9
Land	174.6
Cash	3.9
Restricted cash	0.7
Intangible and other assets	16.0
Total assets acquired	$818.1

Liabilities assumed:
Mortgage debt (1)	$298.8
Other liabilities	8.2
Total liabilities assumed	$307.0
Net assets acquired	$511.1
(1) Mortgage debt assumed in the amount of $272.6 million was subsequently repaid in January 2012 at face value.

The related assets, liabilities, and results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. There was no contingent consideration associated with these acquisitions.
The thirteen former joint ventures and the seven operating properties acquired as discussed above contributed revenues of approximately $52.8 million and property expenses of approximately $21.0 million, from their respective acquisition dates through December 31, 2012.

The following unaudited pro forma summary presents consolidated information assuming the acquisitions of the thirteen former joint ventures and seven operating properties described above had occurred on January 1, 2011. The information below for the year ended December 31, 2012 contains pro forma results for the respective portions of the periods prior to the respective acquisition dates and actual results from the respective dates of acquisition through the end of the periods.

	Pro Forma Year Ended December 31,
(in thousands)	2012	2011
	(unaudited)
Property revenues	$757,155	$696,630
Property expenses	280,232	270,639
	$476,923	$425,991
During the year ended December 31, 2012, we purchased the remaining non-controlling ownership interest in three fully consolidated joint ventures, comprised of 680 units located in Houston, Texas and Charlotte, North Carolina, for approximately $16.5 million. The acquisitions of the remaining ownership interest were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional-paid-in-capital. See Note 16, "Non-controlling interests" for the effect of changes in ownership interests of these joint ventures on the equity attributable to common shareholders.
Discontinued Operations and Assets Held for Sale. For the years ended December 31, 2012, 2011 and 2010, income from discontinued operations included the results of operations of eleven operating properties, Camden Vista Valley, Camden Landings, Camden Creek, Camden Laurel Ridge, Camden Steeplechase, Camden Sweetwater, Camden Valleybrook, Camden Park Commons, Camden Forest, Camden Baytown, and Camden Westview, containing 3,213 apartment homes, sold during 2012. For the years ended December 31, 2011 and 2010, income from discontinued operations also included the results of operations of two operating properties, Camden Valley Creek and Camden Valley Ridge, containing 788 apartment homes, sold in December 2011. For the year ended December 31, 2010, income from discontinued operations also included the results of operations of two operating properties, Camden Oasis and Camden Westwind, sold during 2010 through their sale dates.
For the years ended December 31, 2012, 2011 and 2010, income from discontinued operations also included the results of operations of one operating property, Camden Live Oaks, containing 770 apartment homes, classified as held for sale at December 31, 2012. This property was sold in January 2013.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Property revenues	$30,608	$44,000	$53,106
Property expenses	14,318	21,247	25,304
	16,290	22,753	27,802
Depreciation and amortization	6,795	11,038	13,800
Income from discontinued operations	$9,495	$11,715	$14,002

Gain on sale of discontinued operations, net of tax	$115,068	$24,621	$9,614
Impairment. During the fourth quarter of 2010, we wrote-off a $1.0 million investment associated with a technology investment which we determined was no longer recoverable. We did not record any impairment charges for the years ended December 31, 2012 or 2011.

8. Investments in Joint Ventures
As of December 31, 2012, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of four joint ventures, with our ownership percentages ranging from 15% to 20%. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented (in millions):

	2012 (1)	2011
Total assets	$917.8	$1,394.9
Total third party debt	712.7	1,093.9
Total equity	165.2	261.6

	2012	2011	2010
Total revenues (2)	$131.9	$126.6	$102.9
Gain on sale of operating properties, net of tax	49.7	17.4	—
Net income (loss)	50.5	(3.2)	(19.1)
Equity in income (loss) (3)	20.2	5.7	(0.8)

(1)
In January 2012, as a result of our purchase of the remaining 80% ownership interest in previously unconsolidated joint ventures, we consolidated twelve joint ventures previously accounted for in accordance with the equity method. In December 2012, as a result of our purchase of the remaining 50% ownership interest in a previously unconsolidated joint venture, we consolidated one joint venture previously accounted for in accordance with the equity method. Refer to Note 7, "Property Acquisitions, Discontinued Operations, and Assets Held for Sale," for further discussion of these acquisitions.

(2)
Excludes approximately $23.3 million, $37.7 million, and $34.8 million of revenues for the years ended December 31, 2012, 2011, and 2010, respectively, related to discontinued operations within one of our unconsolidated joint ventures resulting from the sale of four operating properties in the fourth quarter of 2011 and the sale of five operating properties by this joint venture in the fourth quarter of 2012. Discontinued operations also relates to the sale of two operating properties in another unconsolidated joint venture during the third and fourth quarters of 2012.

(3)	Equity in income (loss) excludes our ownership interest of fee income from various property management services and interest income from mezzanine loans with our joint ventures.
The joint ventures in which we have a partial interest have been funded in part with secured third party debt. As of December 31, 2012, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.
We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services, amounted to approximately $11.4 million, $9.3 million, and $6.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.
In January 2012, one of our discretionary investment funds acquired a multifamily property, Camden Asbury Village, consisting of 350 units located in Raleigh, North Carolina. In March 2012, this fund acquired approximately 15.0 acres of land located in Orange County, Florida. In September 2012, this fund acquired approximately 3.7 acres of land located in Charlotte, North Carolina. The fund intends to utilize these land holdings for development of multifamily apartment communities.

In August 2012, one of our funds sold one operating property, Camden South Congress, consisting of 253 units located in Austin, Texas, for approximately $54.4 million. Our proportionate share of the gain was approximately $2.9 million, which was reported as a component of equity in income (loss) of joint ventures in the consolidated statements of income and comprehensive income. In November 2012, this same fund sold one operating property, Camden Ivy Hall, consisting of 110 units located in Atlanta, Georgia, for approximately $22.8 million. Our proportionate share of the gain was approximately $1.2 million, which was also reported as a component of equity in income (loss) of joint ventures in the consolidated statements of income and comprehensive income.
In the fourth quarter of 2012, one of our unconsolidated joint ventures sold five operating properties, Camden Passage, Camden Cedar Lakes, Camden Cove West, Camden Cross Creek and Camden Westchase, consisting of 2,043 units located in Kansas City, Missouri and St. Louis, Missouri, for approximately $155.6 million. Our proportionate share of the gain was approximately $13.3 million, which was reported as a component of equity in income (loss) of joint ventures in the consolidated statements of income and comprehensive income.
9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2012	2011
Senior unsecured notes
5.93% Notes, due 2012	$—	$189.6
5.45% Notes, due 2013	199.9	199.7
5.08% Notes, due 2015	249.5	249.3
5.75% Notes, due 2017	246.3	246.2
4.70% Notes, due 2021	248.7	248.6
3.07% Notes, due 2022	346.3	—
5.00% Notes, due 2023	247.5	247.3
	1,538.2	1,380.7

Secured notes
1.02% – 6.00% Conventional Mortgage Notes, due 2013 – 2045	934.6	1,012.3
1.37% Tax-exempt Mortgage Note, due 2028	37.7	39.1
	972.3	1,051.4
Total notes payable	$2,510.5	$2,432.1
Floating rate tax-exempt debt included in secured notes (1.37%)	$37.7	$39.1
Floating rate debt included in secured notes (1.02%)	175.0	206.4
Value of real estate assets, at cost, subject to secured notes	1,584.7	1,651.0

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2012, we had no balances outstanding on our $500 million unsecured line of credit. However, we had outstanding letters of credit totaling approximately $11.0 million, leaving approximately $489.0 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit.
In December 2012, we issued from our existing shelf registration statement $350 million aggregate principal amount of 2.95% senior unsecured notes due December 2022 (the “2022 Notes”). The 2022 Notes were offered to the public at 98.945% of their face amount with a yield to maturity of 3.07%. We received net proceeds of approximately $343.7 million, net of underwriting discounts and other offering expenses. Interest on the 2022 Notes is payable semi-annually on June 15 and December 15, beginning June 15, 2013. We may redeem the 2022 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2022 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2022 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering, together with cash on hand, to repay our outstanding balance on our line of credit, and the remainder for general corporate purposes, which included property acquisitions and development in the ordinary course of business, capital expenditures and working capital.
At December 31, 2012 and 2011, the weighted average interest rate on our floating rate debt was approximately 1.1%.
Our indebtedness had a weighted average maturity of 7.0 years at December 31, 2012. Scheduled repayments on outstanding debt, including scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2012 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2013	$229.2	5.4%
2014	35.4	3.2
2015	252.0	5.1
2016 (1)	2.3	—
2017	249.2	5.7
Thereafter	1,742.4	4.2
Total	$2,510.5	4.5%

(1)	Includes only scheduled principal amortizations.
In January 2013, we repaid a 4.95% secured conventional mortgage note which was scheduled to mature on April 1, 2013 for approximately $26.1 million.
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
Designated Hedges. In August 2011, our interest rate swap, with a notional amount of $16.6 million, matured and settled. As a result of the settlement, we did not have any designated hedges as of December 31, 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded through settlement in accumulated other comprehensive income and was subsequently reclassified into earnings in the period the hedged forecasted transaction affected earnings. Through August 2011, this derivative was used to hedge the variable cash flows associated with existing variable rate debt. No portion of designated hedges was ineffective during the years ended December 31, 2011, and 2010. We did not have any designated hedges during the year ended December 31, 2012.
Non-designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income (loss).
In connection with the repayment of a $500 million term loan on June 6, 2011, we discontinued the hedging relationship on a $500 million interest rate swap used as a cash flow hedge as of May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments that were being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. Subsequent changes in the market value of the interest rate swap, which matured in October 2012, were recorded directly in earnings in interest and other income (loss).

As of December 31, 2012, we had an interest rate cap with a notional amount of $175 million, which was not designated as a hedge of interest rate risk.

The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31 (in millions):

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	2012		2011		2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Swap					Other Liabilities	$—	Other Liabilities	$16.6
Interest Rate Cap	Other Assets	$—	Other Assets	$0.1
The tables below present the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the years ended December 31 (in millions).

Effect of Derivative Instruments
Derivatives in Cash Flow Hedging Relationships	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest Rate Swaps (1)	$—	$(2.7)	$(19.1)	Interest Expense	$—	$9.9	$23.4	Loss on discontinuation of hedging relationship	$—	$29.8	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statements of Income	Amount of (Loss) Recognized in Statements of Income
		2012	2011	2010
Interest Rate Cap	Other income/(loss)	$(0.1)	$(0.1)	$—
Interest Rate Swap	Other income/(loss)	(0.7)	(0.2)	—

(1)	The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.
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

As of December 31, 2012, approximately 7.9 million fungible units were available under the 2011 Share Plan, which results in approximately 2.3 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

Awards which may be granted under the 2011 Share Plan include incentive share options, non-qualified share options (which may be granted separately or in connection with an option), share awards, dividends and dividend equivalents and other equity based awards. Persons eligible to receive awards under the 2011 Share Plan are trust managers, directors of our affiliates, executive and other officers, key employees and consultants, as determined by the Compensation Committee of our Board of Trust Managers. The 2011 Share Plan will expire on May 11, 2021. In July 2012, the 2011 Share Plan was amended to provide that the annual share grants to our trust managers will vest as determined by the Compensation Committee of our Board of Trust Managers at the date of grant, subject to the provision of the 2011 Share Plan.
Options. Options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Options were exercised at prices ranging from $30.06 to $51.37 per option during the year ended December 31, 2012 and at prices ranging from $30.06 to $62.32 per option during the year ended December 31, 2011.
The total intrinsic value of options exercised was approximately $12.2 million, $9.6 million, and $1.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next two years. At December 31, 2012, outstanding options and exercisable options had a weighted average remaining life of approximately 3.9 years and 2.9 years, respectively.
The following table summarizes outstanding share options and exercisable options at December 31, 2012:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$31.48	210,750	$30.06	14,943	$30.12
$41.16-$43.94	255,632	42.72	237,000	42.62
$45.53-$73.32	372,372	49.07	299,263	49.33
Total options	838,754	$42.36	551,206	$45.92

(1)
The aggregate intrinsic value of outstanding and exercisable options at December 31, 2012 was approximately $21.8 million and $12.4 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $68.21 per share on December 31, 2012 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options were granted in 2011 or 2012.
The following assumptions were used for options granted in 2010:

Year Ended December 31,
2010
Weighted average fair value of options granted	$11.69
Expected volatility	35.6% - 39.2%
Risk-free interest rate	3.6% - 3.7%
Expected dividend yield	4.1% - 4.4%
Expected life (in years)	7 - 9
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
Share Awards and Vesting. Share awards generally have a vesting period of five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At December 31, 2012, the unamortized value of previously issued unvested share awards was approximately $33.1 million which is expected to be amortized over the next four years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was approximately $13.9 million, $11.5 million, and $10.6 million, respectively. At December 31, 2012, there were approximately 2.3 million full value share awards available for issuance.
Total compensation cost for option and share awards charged against income was approximately $13.7 million, $12.3 million, and $11.7 million for 2012, 2011, and 2010, respectively. Total capitalized compensation cost for option and share awards was approximately $1.4 million, $0.9 million, and $1.0 million for 2012, 2011 and 2010, respectively.
The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2009	1,983,358	$41.39	595,153	$46.20
2010 Activity:
Granted	55,895	43.94	372,661	40.05
Exercised/Vested	(141,213)	32.54	(214,923)	49.17
Forfeited	(50,904)	46.65	(11,386)	39.64
Net activity	(136,222)		146,352
Balance at December 31, 2010	1,847,136	$42.37	741,505	$42.16
2011 Activity:
Granted	—	—	347,084	57.00
Exercised/Vested	(504,838)	42.59	(243,874)	47.19
Forfeited	(2,762)	48.02	(25,961)	44.51
Net activity	(507,600)		77,249
Balance at December 31, 2011	1,339,536	$42.27	818,754	$46.88
2012 Activity:
Granted	—	—	346,330	63.51
Exercised/Vested	(468,839)	40.86	(282,552)	49.28
Forfeited	(31,943)	60.56	(20,279)	52.05
Net activity	(500,782)		43,499
Total options and nonvested share awards outstanding at December 31, 2012	838,754	$42.36	862,253	$52.64
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

	2012	2011	2010
Shares purchased	20,137	19,914	29,100
Weighted average fair value of shares purchased	$67.80	$63.29	$50.70
Expense recorded (in millions)	$0.3	$0.3	$0.5
In January 2013, approximately 4,985 shares were purchased under the ESPP related to the 2012 plan year.
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

The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2012 and 2011, approximately 1.9 million and 2.0 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2012 and 2011, the rabbi trust held trading securities totaling approximately $35.7 million and $45.2 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2012 and 2011, approximately $25.7 million and $28.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan (the “Plan”), effective December 1, 2004, is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants shall commence participation in the Plan on the date the deferral election first becomes effective. We will credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2012 and 2011, approximately 1.0 million and 0.9 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2012 and 2011, the Plan held trading securities totaling approximately $15.2 million and $14.5 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for the years ended December 31, 2012, 2011 and 2010 was approximately $2.2 million, $1.8 million and $1.3 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial assets and liabilities measured at fair value as of December 31, 2012 and 2011 under the fair value hierarchy discussed in Footnote 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2012				December 31, 2011
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$35.0	$—	$—	$35.0	$41.0	$—	$—	$41.0
Derivative financial instruments	—	—	—	—	—	0.1	—	0.1
Liabilities
Derivative financial instruments	$—	$—	$—	$—	$—	$16.6	$—	$16.6

(1) Approximately $12.1 million of participant cash was withdrawn from our deferred compensation plan investments during the year ended December 31, 2012.

Financial Instrument Fair Value Disclosures. As of December 31, 2012 and 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. Due to the short-term nature of these investments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.
The following table presents the carrying and estimated fair value of our notes payable for the years ended December 31:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,297.8	$2,518.1	$2,186.6	$2,304.4
Floating rate notes payable	212.7	203.4	245.5	233.6

Nonrecurring Fair Value Disclosures. There were no events during the years ended December 31, 2012 or 2011 which required fair value adjustments of our non-financial assets and non-financial liabilities.
13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Change in assets:
Other assets, net	$(2,443)	$5,183	$(895)
Change in liabilities:
Accounts payable and accrued expenses	2,320	2,026	2,209
Accrued real estate taxes	5,640	(122)	(1,269)
Other liabilities	(16,192)	(17,152)	4,188
Other	816	596	275
Change in operating accounts and other	$(9,859)	$(9,469)	$4,508
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2012, we had approximately $353.9 million of additional expected costs to complete our construction projects currently under development. We expect to fund these amounts through a combination of cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our ATM programs, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.
Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of two apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third parties. One condominium association of a project has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and failure to comply with building codes and the other condominium association has asserted claims against our subsidiary alleging a failure to comply with building codes.
The two associations have filed suit against our subsidiary and other unrelated third parties in Florida claiming damages, in unspecified amounts, for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. We have denied liability to the associations. Based upon the amount of discovery completed to date, it is not possible to determine the potential outcome or to estimate a range of loss, if any, which would be associated with any potential adverse decision.
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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of December 31, 2012, we had earnest money deposits of approximately $2.5 million, of which approximately $1.9 million is non-refundable.
Lease Commitments. At December 31, 2012, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $2.6 million, $2.8 million, and $2.9 million for the year ended December 31, 2012, 2011 and 2010, respectively. Minimum annual rental commitments for the years ending December 31, 2013 through 2017 are approximately $2.5 million, $2.4 million, $1.5 million, $0.4 million, and $0.3 million, respectively, and approximately $0.6 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2012, we had employment agreements with twelve of our senior officers, the terms of which expire at various times through August 20, 2013. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of nine of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Postretirement Benefits
We maintain a postretirement benefit for two former officers of Summit, who also serve on our Board of Trust Managers. Benefits received by these former employees include medical benefits and office space. Participants in the postretirement plan contribute to the cost of the medical benefits. Our contribution for medical benefits was limited to approximately $1,000 per month per participant including dependents. We contributed approximately $0.2 million for office space during the year ended December 31, 2012 and expect to contribute $0.2 million for office space in 2013. For measurement purposes, a 7.6% rate of increase in the per capita cost of covered health care claims was assumed; the rate of increase was assumed to decrease until 2027 at which point the annual rate of increase would be 4.5% and remain at that level thereafter.

As of December 31, the status of our defined postretirement benefit plan, calculated using generally accepted actuarial principles and procedures, was as follows:

(in thousands)	2012	2011
Postretirement benefit obligation, beginning of year	$3,701	$2,844
Net periodic benefit cost	191	193
Actuarial loss	409	609
Prior service cost	—	291
Amortization of prior service cost and net loss	(30)	(16)
Benefits paid	(231)	(220)
Accumulated postretirement benefit obligation, end of year (1)	$4,040	$3,701
(1) Recorded in other liabilities in our consolidated balance sheets.
The weighted average discount rate used to determine the value of accumulated postretirement benefit obligation for the years ended December 31, 2012 and 2011 was 3.50% and 4.50%, respectively. The weighted average discount rate used to determine the value of the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 was 4.50%, 5.25% and 6.10%, respectively.
The following table details the amounts recognized in our accumulated other comprehensive income (loss) at December 31 related to postretirement benefits:

(in thousands)	2012	2011
Accumulated other comprehensive income (loss), beginning of year	$(683)	$201
Prior service cost arising during period	—	(291)
Amortization of prior service cost and net loss	30	16
Actuarial loss arising during period	(409)	(609)
Accumulated other comprehensive loss, end of year	$(1,062)	$(683)
During 2013, we expect amortization of prior service cost from other comprehensive loss and recognized as benefit cost to be consistent with 2012.
We expect minimum benefit payments to be approximately $0.2 million for the years ending December 31, 2013 through 2015, approximately $0.3 million for the years ending December 31, 2016 and 2017 and approximately $1.3 million in the aggregate for the five fiscal years thereafter. The estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
A 1% increase or decrease in assumed health care cost trend rates has no significant effect on the interest cost component of net periodic postretirement benefit costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated postretirement benefit obligation by approximately $0.1 million.
16. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

	2012	2011	2010
Net income attributable to common shareholders	$283,390	$49,379	$23,216
Transfers from the non-controlling interests:
Increase in equity for conversion of operating partnership units	8,994	592	3,528
Decrease in additional paid-in-capital for purchase of remaining non-controlling ownership interests in three consolidated joint ventures	(19,549)	—	—
Change in common equity and net transfers from non-controlling interests	$272,835	$49,971	$26,744

17. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, “Property Acquisitions, Discontinued Operations, Assets Held for Sale and Impairments,” for the years ended December 31, 2012 and 2011, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total(a)
2012:
Revenues	$170,954		$178,212		$187,310		$191,432		$727,908
Net income attributable to common shareholders	88,758		21,763		30,703		142,166		283,390
Net income attributable to common shareholders per share – basic	1.10	(b)	0.26		0.36	(c)	1.63	(d)	3.35
Net income attributable to common shareholders per share – diluted	1.07	(b)	0.26		0.35	(c)	1.60	(d)	3.30
2011:
Revenues	$150,466		$153,992		$157,728		$158,888		$621,074
Net income (loss) attributable to common shareholders	7,286		(16,597)		11,840		46,850		49,379
Net income (loss) attributable to common shareholders per share – basic	0.10		(0.23)	(e)	0.16		0.63	(f)	0.67
Net income (loss) attributable to common shareholders per share – diluted	0.10		(0.23)	(e)	0.16		0.62	(f)	0.66

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income (loss) per share amounts may not equal the total computed for the year.

(b)
Includes a $32,541, or $0.41 basic and $0.39 diluted per share, impact related to the gain on sale of discontinued operations, and a $40,191, or $0.50 basic and $0.49 diluted per share, impact related to the gain on acquisition of the controlling interest in twelve former unconsolidated joint ventures.

(c)	Includes a $2,875, or $0.03 basic and diluted per share, impact related to our proportionate gain on sale of one joint venture community included in equity in income (loss) of joint ventures.

(d)
Includes an $82,527, or $0.96 basic and $0.94 diluted per share, impact related to the gain on sale of discontinued operations. Also includes a $17,227, or $0.20 basic and diluted per share, impact related to the gain on acquisition of the controlling interest in one former unconsolidated joint venture, and a $14,543, or $0.17 basic and diluted per share, impact related to our proportionate gain on sale of six operating properties by two of our unconsolidated joint ventures included in equity in income (loss) of joint ventures.

(e)
Includes a $29,791 loss, or $0.41 basic and diluted per share, impact related to a loss on discontinuation of a hedging relationship, and a $4,748, or $0.07 basic and diluted per share, impact related to the gain on sale of undeveloped land to one of our funds.

(f)
Includes a $24,621, or $0.33 basic and diluted per share, impact related to the gain on sale of discontinued operations, as well as a $6,394, or $0.09 basic and diluted per share, impact related to our proportionate gain on sale of four operating properties by one of our unconsolidated joint ventures included in equity in income (loss) of joint ventures.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

Camden Addison	$11,516	$29,332	$221	$11,516	$29,553	$41,069	$1,064	$40,005		2012
Camden Ashburn Farms	4,835	22,604	964	4,835	23,568	28,403	5,822	22,581		2005
Camden Aventura	12,185	47,616	6,411	12,185	54,027	66,212	12,946	53,266		2005
Camden Ballantyne	4,503	30,250	5,017	4,503	35,267	39,770	8,422	31,348	26,025	2005
Camden Bay	7,450	63,283	6,414	7,450	69,697	77,147	25,503	51,644		1998/2002
Camden Bay Pointe	1,296	10,394	6,650	1,296	17,044	18,340	11,545	6,795		1997
Camden Bayside	3,726	28,689	15,202	3,726	43,891	47,617	25,662	21,955		1997
Camden Bel Air	3,594	31,221	5,319	3,594	36,540	40,134	19,449	20,685		1998
Camden Belleview Station	8,091	44,003	2	8,091	44,005	52,096	131	51,965		2012
Camden Belmont	12,521	61,522	143	12,521	61,665	74,186	1,123	73,063		2012
Camden Breakers	1,055	13,024	4,079	1,055	17,103	18,158	9,137	9,021		1996
Camden Breeze	2,894	15,828	4,030	2,894	19,858	22,752	10,298	12,454		1998
Camden Brickell	14,621	57,031	5,161	14,621	62,192	76,813	15,514	61,299		2005
Camden Brookwood	7,174	31,984	3,166	7,174	35,150	42,324	8,878	33,446	22,624	2005
Camden Buckingham	2,704	21,251	3,926	2,704	25,177	27,881	11,432	16,449		1997
Camden Caley	2,047	17,445	1,998	2,047	19,443	21,490	8,042	13,448	15,351	2000
Camden Canyon	1,802	11,666	4,673	1,802	16,339	18,141	8,573	9,568		1998
Camden Cedar Hills	2,684	20,931	38	2,684	20,969	23,653	4,367	19,286		2008
Camden Centennial	3,123	13,051	3,181	3,123	16,232	19,355	8,209	11,146		1995
Camden Centre	172	1,166	284	172	1,450	1,622	803	819		1998
Camden Centreport	1,613	12,644	2,111	1,613	14,755	16,368	7,045	9,323		1997
Camden Cimarron	2,231	14,092	4,040	2,231	18,132	20,363	9,397	10,966		1997
Camden Citrus Park	1,144	6,045	4,173	1,144	10,218	11,362	6,843	4,519		1997
Camden City Centre	4,976	44,735	248	4,976	44,983	49,959	9,370	40,589	33,795	2007
Camden Clearbrook	2,384	44,017	519	2,384	44,536	46,920	9,138	37,782		2007
Camden Club	4,453	29,811	7,620	4,453	37,431	41,884	23,006	18,878		1998
Camden College Park	16,409	91,503	287	16,409	91,790	108,199	6,192	102,007		2008
Camden Commons	2,476	20,073	5,546	2,476	25,619	28,095	15,538	12,557		1998
Camden Copper Ridge	1,204	9,180	5,783	1,204	14,963	16,167	10,187	5,980		1993

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Copper Square	$4,825	$23,672	$3,970	$4,825	$27,642	$32,467	$11,148	$21,319		2000
Camden Cotton Mills	4,246	19,147	3,922	4,246	23,069	27,315	5,701	21,614		2005
Camden Cove	1,382	6,266	1,545	1,382	7,811	9,193	4,530	4,663		1998
Camden Creekstone	5,017	19,912	275	5,017	20,187	25,204	356	24,848		2012
Camden Crest	4,412	33,366	2,188	4,412	35,554	39,966	8,851	31,115		2005
Camden Crown Valley	9,381	54,210	2,437	9,381	56,647	66,028	20,477	45,551		2001
Camden Deerfield	4,895	21,922	1,748	4,895	23,670	28,565	6,165	22,400	19,219	2005
Camden Del Mar	4,404	35,264	13,393	4,404	48,657	53,061	25,420	27,641		1998
Camden Denver West	6,396	51,552	—	6,396	51,552	57,948	—	57,948	26,201	2012
Camden Dilworth	516	16,633	832	516	17,465	17,981	3,923	14,058	13,073	2006
Camden Doral	10,260	40,416	1,416	10,260	41,832	52,092	10,152	41,940	26,088	2005
Camden Doral Villas	6,476	25,543	1,911	6,476	27,454	33,930	6,970	26,960		2005
Camden Dulles Station	10,807	61,548	322	10,807	61,870	72,677	10,465	62,212		2008
Camden Dunwoody	5,290	23,642	2,869	5,290	26,511	31,801	6,609	25,192	21,168	2005
Camden Fair Lakes	15,515	104,223	3,980	15,515	108,203	123,718	25,534	98,184		2005
Camden Fairfax Corner	8,484	72,953	1,353	8,484	74,306	82,790	16,542	66,248		2006
Camden Fairview	1,283	7,223	2,599	1,283	9,822	11,105	2,666	8,439		2005
Camden Fairways	3,969	15,543	8,812	3,969	24,355	28,324	14,264	14,060		1998
Camden Fallsgrove	9,408	43,647	1,128	9,408	44,775	54,183	10,881	43,302		2005
Camden Farmers Market	17,341	74,193	6,048	17,341	80,241	97,582	27,614	69,968	50,711	2001/2005
Camden Fountain Palms	1,461	10,806	306	1,461	11,112	12,573	414	12,159		2012
Camden Foxcroft	1,408	7,919	2,814	1,408	10,733	12,141	3,255	8,886	9,007	2005
Camden Gaines Ranch	5,094	37,100	3,796	5,094	40,896	45,990	9,566	36,424		2005
Camden Gardens	1,500	6,137	3,264	1,500	9,401	10,901	6,805	4,096		1994
Camden Glen Lakes	2,157	16,339	14,048	2,157	30,387	32,544	24,726	7,818		1993
Camden Governor's Village	3,669	20,508	2,044	3,669	22,552	26,221	5,889	20,332	13,004	2005
Camden Grand Parc	7,688	35,900	727	7,688	36,627	44,315	8,785	35,530		2005
Camden Grandview	7,570	33,859	4,830	7,570	38,689	46,259	9,816	36,443		2005
Camden Greenway	16,916	43,933	6,601	16,916	50,534	67,450	21,987	45,463	52,359	1999
Camden Habersham	1,004	10,283	3,818	1,004	14,101	15,105	8,888	6,217		1997
Camden Harbor View	16,079	127,459	2,714	16,079	130,173	146,252	37,015	109,237	92,716	2003

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Henderson	$3,842	$15,256	$49	$3,842	$15,305	$19,147	$171	$18,976		2012
Camden Highlands Ridge	2,612	34,726	5,548	2,612	40,274	42,886	16,495	26,391		1996
Camden Hills	853	7,834	1,443	853	9,277	10,130	5,234	4,896		1998
Camden Holly Springs	11,108	42,852	792	11,108	43,644	54,752	1,443	53,309		2012
Camden Hunter's Creek	4,156	20,925	1,214	4,156	22,139	26,295	5,717	20,578		2005
Camden Huntingdon	2,289	17,393	3,326	2,289	20,719	23,008	11,503	11,505		1995
Camden Interlocken	5,293	31,612	5,417	5,293	37,029	42,322	15,487	26,835	27,431	1999
Camden Lago Vista	3,497	29,623	697	3,497	30,320	33,817	8,405	25,412		2005
Camden Lake Pine	5,746	31,714	4,277	5,746	35,991	41,737	9,267	32,470	26,212	2005
Camden Lakes	3,106	22,746	11,825	3,106	34,571	37,677	24,051	13,626		1997
Camden Lakeside	1,171	7,395	4,334	1,171	11,729	12,900	7,723	5,177		1997
Camden Lakeway	3,915	34,129	5,834	3,915	39,963	43,878	18,008	25,870	29,267	1997
Camden Landmark	17,339	71,315	97	17,339	71,412	88,751	649	88,102		2012
Camden Lansdowne	15,502	102,267	2,888	15,502	105,155	120,657	25,877	94,780		2005
Camden Largo Town Center	8,411	44,163	1,768	8,411	45,931	54,342	10,808	43,534		2005
Camden Las Olas	12,395	79,518	3,488	12,395	83,006	95,401	20,215	75,186		2005
Camden LaVina	12,907	42,624	5	12,907	42,629	55,536	2,516	53,020		2012
Camden Lee Vista	4,350	34,643	3,867	4,350	38,510	42,860	15,277	27,583		2000
Camden Legacy	4,068	26,612	6,684	4,068	33,296	37,364	16,011	21,353		1998
Camden Legacy Creek	2,052	12,896	3,137	2,052	16,033	18,085	7,764	10,321		1997
Camden Legacy Park	2,560	15,449	3,944	2,560	19,393	21,953	9,071	12,882	13,866	1997
Camden Legends	1,370	6,382	1,030	1,370	7,412	8,782	3,781	5,001		1998
Camden Main and Jamboree	17,363	75,387	239	17,363	75,626	92,989	6,164	86,825	51,370	2008
Camden Manor Park	2,535	47,159	564	2,535	47,723	50,258	11,565	38,693	29,675	2006
Camden Martinique	28,401	51,861	12,127	28,401	63,988	92,389	29,219	63,170	37,719	1998
Camden Midtown	4,583	18,026	5,484	4,583	23,510	28,093	9,767	18,326	28,058	1999
Camden Midtown Atlanta	6,196	33,828	2,705	6,196	36,533	42,729	9,589	33,140	20,565	2005
Camden Miramar	—	31,714	7,641	—	39,355	39,355	15,531	23,824		1994-2011
Camden Montague	3,576	16,551	—	3,576	16,551	20,127	694	19,433		2012
Camden Montierra	13,687	31,727	19	13,687	31,746	45,433	84	45,349		2012
Camden Monument Place	9,030	54,089	236	9,030	54,325	63,355	10,902	52,453		2007

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Oak Crest	$2,078	$20,941	$1,667	$2,078	$22,608	$24,686	$7,786	$16,900	$17,309	2003
Camden Old Creek	20,360	71,777	430	20,360	72,207	92,567	14,679	77,888		2007
Camden Orange Court	5,319	40,733	173	5,319	40,906	46,225	7,450	38,775		2008
Camden Overlook	4,591	25,563	2,871	4,591	28,434	33,025	7,742	25,283		2005
Camden Palisades	8,406	31,497	7,648	8,406	39,145	47,551	19,675	27,876		1998
Camden Park	4,922	16,453	349	4,922	16,802	21,724	590	21,134		2012
Camden Parkside	29,730	35,642	404	29,730	36,046	65,776	1,197	64,579		2012
Camden Peachtree City	6,536	29,063	1,991	6,536	31,054	37,590	8,221	29,369		2005
Camden Pecos Ranch	3,362	24,492	1,342	3,362	25,834	29,196	882	28,314		2012
Camden Pinehurst	3,380	14,807	7,337	3,380	22,144	25,524	20,123	5,401		1997
Camden Pines	3,496	21,852	315	3,496	22,167	25,663	766	24,897		2012
Camden Pinnacle	1,640	12,287	2,903	1,640	15,190	16,830	7,785	9,045		1994
Camden Plantation	6,299	77,964	4,937	6,299	82,901	89,200	20,124	69,076		2005
Camden Plaza	7,204	31,044	225	7,204	31,269	38,473	2,269	36,204	21,871	2007
Camden Pointe	2,058	14,879	2,543	2,058	17,422	19,480	8,453	11,027		1998
Camden Portofino	9,867	38,702	2,896	9,867	41,598	51,465	10,124	41,341		2005
Camden Potomac Yard	16,498	88,317	161	16,498	88,478	104,976	16,157	88,819		2008
Camden Preserve	1,206	17,982	4,150	1,206	22,132	23,338	9,418	13,920		1997
Camden Providence Lakes	2,020	14,855	5,034	2,020	19,889	21,909	7,658	14,251		2002
Camden Renaissance	4,144	39,987	4,194	4,144	44,181	48,325	18,750	29,575		1997
Camden Reserve	3,910	20,027	7,825	3,910	27,852	31,762	16,635	15,127		1997
Camden Reunion Park	3,302	18,457	2,632	3,302	21,089	24,391	5,466	18,925	19,961	2005
Camden Ridgecrest	1,008	12,720	2,845	1,008	15,565	16,573	8,532	8,041		1995
Camden River	5,386	24,025	3,387	5,386	27,412	32,798	7,414	25,384	21,614	2005
Camden Roosevelt	11,470	45,785	611	11,470	46,396	57,866	11,438	46,428		2005
Camden Royal Oaks	1,055	20,046	265	1,055	20,311	21,366	5,329	16,037		2006
Camden Royal Palms	2,147	38,339	1,091	2,147	39,430	41,577	7,345	34,232		2007
Camden Russett	13,460	61,837	2,439	13,460	64,276	77,736	15,683	62,053	45,064	2005
Camden San Marcos	11,520	35,166	13	11,520	35,179	46,699	95	46,604		2012
Camden San Paloma	6,480	23,045	4,456	6,480	27,501	33,981	9,317	24,664		2002
Camden Sea Palms	4,336	9,930	2,369	4,336	12,299	16,635	6,126	10,509		1998

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Sedgebrook	$5,266	$29,211	$4,324	$5,266	$33,535	$38,801	$8,174	$30,627	$21,306	2005
Camden Shiloh	4,181	18,798	1,322	4,181	20,120	24,301	5,476	18,825	10,576	2005
Camden Sierra	2,152	19,834	293	2,152	20,127	22,279	683	21,596		2012
Camden Sierra at Otay Ranch	10,585	49,781	2,573	10,585	52,354	62,939	15,526	47,413		2003
Camden Silo Creek	9,707	45,144	1,179	9,707	46,323	56,030	11,111	44,919		2005
Camden Simsbury	1,152	6,499	1,425	1,152	7,924	9,076	1,953	7,123		2005
Camden South End Square	6,625	29,175	3,365	6,625	32,540	39,165	8,025	31,140		2005
Camden Springs	1,520	8,300	4,219	1,520	12,519	14,039	10,104	3,935		1994
Camden St. Clair	7,526	27,486	3,731	7,526	31,217	38,743	7,744	30,999	21,646	2005
Camden Stockbridge	5,071	22,693	1,945	5,071	24,638	29,709	6,584	23,125	14,332	2005
Camden Stonebridge	1,016	7,137	2,745	1,016	9,882	10,898	5,971	4,927		1993
Camden Stonecrest	3,954	22,021	3,744	3,954	25,765	29,719	6,320	23,399		2005
Camden Stoneleigh	3,498	31,285	2,477	3,498	33,762	37,260	7,444	29,816		2006
Camden Sugar Grove	7,614	27,594	279	7,614	27,873	35,487	928	34,559		2012
Camden Summerfield	14,659	48,404	301	14,659	48,705	63,364	9,283	54,081		2008
Camden Summerfield II	4,459	20,540	—	4,459	20,540	24,999	1,030	23,969		2012
Camden Summit	11,212	18,399	283	11,212	18,682	29,894	632	29,262		2012
Camden Tiara	7,709	28,644	323	7,709	28,967	36,676	989	35,687		2012
Camden Touchstone	1,203	6,772	2,104	1,203	8,876	10,079	2,809	7,270		2005
Camden Towne Center	1,903	16,527	249	1,903	16,776	18,679	573	18,106		2012
Camden Travis Street	1,780	29,104	58	1,780	29,162	30,942	4,127	26,815		2010
Camden Tuscany	3,330	36,466	923	3,330	37,389	40,719	11,031	29,688		2003
Camden Valley Park	3,096	14,667	12,355	3,096	27,022	30,118	20,742	9,376		1994
Camden Vanderbilt	16,076	44,918	13,292	16,076	58,210	74,286	30,658	43,628	73,166	1994/1997
Camden Vineyards	4,367	28,494	1,429	4,367	29,923	34,290	9,930	24,360		2002
Camden Vintage	3,641	19,255	4,682	3,641	23,937	27,578	13,300	14,278		1998
Camden Westchase Park	11,955	36,465	—	11,955	36,465	48,420	1,081	47,339		2012
Camden Westshore	1,734	10,819	6,221	1,734	17,040	18,774	10,863	7,911		1997
Camden Westwood	4,567	25,519	2,774	4,567	28,293	32,860	7,028	25,832	19,907	2005
Camden Whispering Oaks	1,188	26,242	93	1,188	26,335	27,523	5,303	22,220		2008
Camden Woods	2,693	19,930	8,698	2,693	28,628	31,321	17,917	13,404		1999

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden World Gateway	$5,785	$51,821	$2,079	$5,785	$53,900	$59,685	$12,565	$47,120		2005

Total Current communities (1):	$936,063	$4,844,083	$482,583	$936,063	$5,326,666	$6,262,729	$1,517,171	$4,745,558	$972,256

Completed Communities in Lease-Up:

Camden Royal Oaks II	$587	$12,663	$—	$587	$12,663	$13,250	$524	$12,726		2012
Camden Town Square	13,127	45,596	—	13,127	45,596	58,723	1,080	57,643		2012

Total Completed Communities in Lease-up (2):	$13,714	$58,259	$—	$13,714	$58,259	$71,973	$1,604	$70,369	$—

Communities under Construction:

Camden Boca Raton		$7,706			$7,706	$7,706	$3	$7,703		N/A
Camden City Centre II		28,831	—		28,831	28,831		28,831		N/A
Camden Flatirons		20,497	—		20,497	20,497	110	20,387		N/A
Camden Glendale		33,807			33,807	33,807		33,807		N/A
Camden Lamar Heights		10,537	—		10,537	10,537		10,537		N/A
Camden NOMA		71,627	—		71,627	71,627	5	71,622		N/A
Camden Paces		23,252	—		23,252	23,252		23,252		N/A

Total Construction communities (2):	$—	$196,257	$—	$—	$196,257	$196,257	$118	$196,139	$—

Development Pipeline communities:

Camden Atlantic		$9,394			$9,394	$9,394		$9,394		N/A
Camden Buckhead		17,444			17,444	17,444		17,444		N/A
Camden Centro		8,556			8,556	8,556		8,556		N/A
Camden Hollywood		18,704			18,704	18,704		18,704		N/A
Camden La Frontera		4,820			4,820	4,820		4,820		N/A

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Lincoln Station		$5,232			$5,232	$5,232		$5,232		N/A
Camden McGowen Station		7,103			7,103	7,103		7,103		N/A
Camden Victory Park		14,715			14,715	14,715	2	14,713		N/A

Total Development Pipeline communities (2):	$—	$85,968	$—	$—	$85,968	$85,968	$2	$85,966	$—

Land Holdings (2)		$52,295	$—	$—	$52,295	$52,295	$1	$52,294		N/A
Corporate		4,692	—	—	4,692	4,692		4,692		N/A

	$—	$56,987	$—	$—	$56,987	$56,987	$1	$56,986	$—

TOTAL	$949,777	$5,241,554	$482,583	$949,777	$5,724,137	$6,673,914	$1,518,896	$5,155,018	$972,256

(1) Current communities may include costs included in properties under development on the balance sheet as of December 31, 2012.
(2) Lease-up/construction communities may include costs included in buildings and improvements on the balance sheet as of December 31, 2012.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2012 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	$5,819,540	$5,647,677	$5,461,626
Additions during period:
Acquisition of operating properties and joint ventures	797,477	—	238,885
Development	232,296	180,028	21,798
Improvements	60,426	61,037	44,405
Deductions during period:
Cost of real estate sold contributed to joint venture	—	(12,578)	—
Cost of real estate sold – other	(176,872)	(32,673)	(119,037)
Classification to held for sale	(58,953)	(23,951)	—
Balance, end of period	$6,673,914	$5,819,540	$5,647,677
The changes in accumulated depreciation for the years ended December 31:
	2012	2011	2010
Balance, Beginning of period	$1,432,799	$1,292,924	$1,149,056
Depreciation	185,546	171,009	166,867
Dispositions	(72,465)	(18,877)	(22,999)
Transfers to held for sale	(26,984)	(12,257)	—
Balance, end of period	$1,518,896	$1,432,799	$1,292,924
The aggregate cost for federal income tax purposes at December 31, 2012 was $5.9 billion.