Form 10-Q
period 2013-03-31
CAMDEN PROPERTY TRUST
filed 2013-05-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 26, 2013, 84,837,950 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2013	December 31, 2012
Assets
Real estate assets, at cost
Land	$949,244	$949,777
Buildings and improvements	5,404,616	5,389,674
	6,353,860	6,339,451
Accumulated depreciation	(1,552,499)	(1,518,896)
Net operating real estate assets	4,801,361	4,820,555
Properties under development, including land	339,848	334,463
Investments in joint ventures	45,260	45,092
Properties held for sale	14,986	30,517
Total real estate assets	5,201,455	5,230,627
Accounts receivable – affiliates	26,948	33,625
Other assets, net	89,233	88,260
Cash and cash equivalents	59,642	26,669
Restricted cash	5,578	5,991
Total assets	$5,382,856	$5,385,172
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,538,471	$1,538,212
Secured	945,134	972,256
Accounts payable and accrued expenses	102,307	101,896
Accrued real estate taxes	20,683	28,452
Distributions payable	56,559	49,969
Other liabilities	69,679	67,679
Total liabilities	2,732,833	2,758,464
Commitments and contingencies
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,294 and 99,106 issued; 96,249 and 96,201 outstanding at March 31, 2013 and December 31, 2012, respectively	962	962
Additional paid-in capital	3,590,261	3,587,505
Distributions in excess of net income attributable to common shareholders	(590,831)	(598,951)
Treasury shares, at cost (11,419 and 11,771 common shares at March 31, 2013 and December 31, 2012, respectively)	(412,643)	(425,355)
Accumulated other comprehensive loss	(1,048)	(1,062)
Total common equity	2,586,701	2,563,099
Non-controlling interests	63,322	63,609
Total equity	2,650,023	2,626,708
Total liabilities and equity	$5,382,856	$5,385,172
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Property revenues
Rental revenues	$169,603	$146,254
Other property revenues	26,587	23,445
Total property revenues	196,190	169,699
Property expenses
Property operating and maintenance	50,494	46,114
Real estate taxes	21,653	17,373
Total property expenses	72,147	63,487
Non-property income
Fee and asset management	2,894	2,923
Interest and other income (loss)	52	(688)
Income on deferred compensation plans	2,999	7,786
Total non-property income	5,945	10,021
Other expenses
Property management	5,983	5,284
Fee and asset management	1,477	1,743
General and administrative	9,794	8,679
Interest	24,895	26,683
Depreciation and amortization	53,255	47,906
Amortization of deferred financing costs	916	912
Expense on deferred compensation plans	2,999	7,786
Total other expenses	99,319	98,993
Gain on sale of land	698	—
Gain on acquisition of controlling interest in joint ventures	—	40,191
Equity in income of joint ventures	934	366
Income from continuing operations before income taxes	32,301	57,797
Income tax expense – current	(399)	(224)
Income from continuing operations	31,902	57,573
Income from discontinued operations	748	2,990
Gain on sale of discontinued operations, net of tax	31,783	32,541
Net income	64,433	93,104
Less income allocated to non-controlling interests from continuing operations	(917)	(764)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(40)	(731)
Less income allocated to perpetual preferred units	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	(2,075)
Net income attributable to common shareholders	$63,476	$88,758
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.35	$0.66
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.37	0.44
Net income attributable to common shareholders	$0.72	$1.10
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.35	$0.65
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.37	0.42
Net income attributable to common shareholders	$0.72	$1.07
Distributions declared per common share	$0.63	$0.56
Weighted average number of common shares outstanding – basic	86,703	79,885
Weighted average number of common shares outstanding – diluted	87,276	82,855
Net income attributable to common shareholders
Income from continuing operations	$31,902	$57,573
Less income allocated to non-controlling interests from continuing operations	(917)	(764)
Less income allocated to perpetual preferred units	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	(2,075)
Income from continuing operations attributable to common shareholders	30,985	53,958
Income from discontinued operations, including gain on sale	32,531	35,531
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(40)	(731)
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,491	34,800
Net income attributable to common shareholders	$63,476	$88,758
Condensed Consolidated Statements of Comprehensive Income:
Net income	$64,433	$93,104
Other comprehensive income
Reclassification of prior service cost and net loss on post retirement obligations	14	8
Comprehensive income	64,447	93,112
Less income allocated to non-controlling interests from continuing operations	(917)	(764)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(40)	(731)
Less income allocated to perpetual preferred units	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	(2,075)
Comprehensive income attributable to common shareholders	$63,490	$88,766
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708
Net income			63,476			957	64,433
Other comprehensive income					14		14
Common shares issued	1	9,365					9,366
Net share awards		(7,198)		11,939			4,741
Employee share purchase plan		174		180			354
Common share options exercised		367		593			960
Conversions of operating partnership units		47				(47)	—
Cash distributions declared to equity holders			(55,356)			(1,197)	(56,553)
Other	(1)	1					—
Equity, March 31, 2013	$962	$3,590,261	$(590,831)	$(412,643)	$(1,048)	$63,322	$2,650,023

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			88,758			1,495	90,253	2,851
Other comprehensive income					8		8
Common shares issued	73	435,838					435,911
Net share awards		(9,110)		13,229			4,119
Employee share purchase plan		148		170			318
Common share options exercised		510		1,389			1,899
Conversions of operating partnership units	2	(450)				448	—
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(46,366)			(2,379)	(48,745)
Redemption of perpetual preferred units								(100,000)
Other	(1)	1					—
Equity, March 31, 2012	$919	$3,327,961	$(648,074)	$(437,215)	$(675)	$68,615	$2,311,531	$—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$64,433	$93,104
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	53,470	50,304
Gain on acquisition of controlling interest in joint ventures	—	(40,191)
Gain on sale of discontinued operations, net of tax	(31,783)	(32,541)
Gain on sale of land	(698)	—
Distributions of income from joint ventures	1,299	1,024
Equity in income of joint ventures	(934)	(366)
Share-based compensation	3,274	3,005
Amortization of deferred financing costs	916	912
Net change in operating accounts and other	(5,107)	528
Net cash from operating activities	$84,870	$75,779
Cash flows from investing activities
Development and capital improvements	(58,390)	(60,269)
Acquisition of operating properties, including joint venture interests, net of cash acquired	—	(96,106)
Proceeds from sale of properties, including land and discontinued operations	68,237	54,125
Investments in joint ventures	(600)	(5,656)
Distributions of investments from joint ventures	276	2,620
Other	(1,444)	(183)
Net cash from investing activities	$8,079	$(105,469)
Cash flows from financing activities
Borrowings on unsecured line of credit	—	43,000
Repayments on unsecured line of credit	—	(43,000)
Repayment of notes payable	(27,122)	(273,809)
Proceeds from issuance of common shares	9,366	435,911
Redemption of perpetual preferred units	—	(100,000)
Distributions to common shareholders, perpetual preferred units and non-controlling interests	(49,941)	(41,264)
Payment of deferred financing costs	(306)	(222)
Net decrease in accounts receivable – affiliates	6,677	1,294
Other	1,350	2,323
Net cash from financing activities	$(59,976)	$24,233
Net increase (decrease) in cash and cash equivalents	32,973	(5,457)
Cash and cash equivalents, beginning of period	26,669	55,159
Cash and cash equivalents, end of period	$59,642	$49,702
Supplemental information
Cash paid for interest, net of interest capitalized	$7,160	$8,633
Cash paid for income taxes	9	12
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$56,559	$47,594
Value of shares issued under benefit plans, net of cancellations	22,811	20,055
Conversion of operating partnership units to common shares	47	448
Accrual associated with construction and capital expenditures	9,118	12,504
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	—	272,606
Other liabilities assumed	—	4,621
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2013, we owned interests in, operated, or were developing 201 multifamily properties comprised of 67,850 apartment homes across the United States. Of the 201 properties, nine properties were under development, and when completed will consist of a total of 2,845 apartment homes. In addition, we own land parcels we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the full year.

Allocations of Purchase Price. Upon acquisition of real estate, we allocate the fair value between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of in-place leases at March 31, 2013 was approximately $0.7 million and is included in other assets, net, in our condensed consolidated balance sheet. Amortization expense related to the value of in-place leases for the three months ended March 31, 2013 and 2012 was approximately $1.9 million and $3.6 million, respectively. The unamortized value of above or below market leases at March 31, 2013 was $0.3 million and is included in other liabilities in our condensed consolidated balance sheet. We recognized approximately $0.4 million of revenues related to the value of above or below market leases during each of the three months ended March 31, 2013 and 2012. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.

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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to get the underlying real estate ready for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.2 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively. Capitalized real estate taxes were approximately $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

Discontinued Operations. A property is classified as a discontinued operation when (i) the operations and cash flows of the property can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the property has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Significant judgments are involved in determining whether a property meets the criteria for discontinued operations reporting and the period in which these criteria are met. A property is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale in its present condition and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or the plan will be withdrawn.

The results of operations for properties sold during the period or classified as held for sale at the end of the current period are classified as discontinued operations in the current and prior periods. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying condensed consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
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
Recurring Fair Value Disclosures. The valuation methodology we use to measure our deferred compensation plan investment at fair value on a recurring basis is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets.
Financial Instrument Fair Value Disclosures. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 3.0 million and 1.4 million for the three months ended March 31, 2013 and 2012, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$30,985	$53,958
Amount allocated to participating securities	(638)	(890)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	30,347	53,068
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,491	34,800
Net income attributable to common shareholders, as adjusted	$62,838	$87,868

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.35	$0.66
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.37	0.44
Net income attributable to common shareholders, as adjusted – per share	$0.72	$1.10

Weighted average number of common shares outstanding – basic	86,703	79,885

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$30,347	$53,068
Income allocated to common units from continuing operations	—	639
Income from continuing operations attributable to common shareholders, as adjusted	30,347	53,707
Income from discontinued operations, including gain on sale, attributable to common shareholders	32,491	34,800
Net income attributable to common shareholders, as adjusted	$62,838	$88,507

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.35	$0.65
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.37	0.42
Net income attributable to common shareholders, as adjusted – per share	$0.72	$1.07

Weighted average number of common shares outstanding – basic	86,703	79,885
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	573	679
Common units	—	2,291
Weighted average number of common shares outstanding – diluted	87,276	82,855

4. Common Shares

In May 2012, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness.

The following table presents activity under our 2012 ATM program for the three months ended March 31, 2013 (in thousands, except per share amounts):

Three Months Ended
March 31, 2013
Total net consideration	$9,365.5
Common shares sold	135.7
Average price per share	$70.63

At March 31, 2013, we had common shares having an aggregate offering price of up to $114 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to quarter end through the date of this filing.

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

The following table presents activity under our 2011 ATM program for the three months ended March 31, 2012 (in thousands, except per share amounts):

Three Months Ended
March 31, 2012
Total net consideration	$44,291.7
Common shares sold	704.2
Average price per share	$63.89

We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
5. Property Acquisitions, Discontinued Operations, and Assets Held for Sale
Acquisitions. We had no acquisitions of operating properties or land parcels in the first quarter of 2013. During April 2013, we acquired one operating property, Camden Post Oak comprised of 356 apartment homes, located in Houston, Texas for approximately $108.5 million. As of the date of this filing, the initial accounting for the purchase price allocation has not been completed as we are awaiting the completion of our analysis of the net assets acquired which we expect to be completed by the end of the second quarter 2013.

Discontinued Operations and Assets Held for Sale. For the three months ended March 31, 2013 and 2012, income from discontinued operations included the results of operations of one operating property, Camden Live Oaks, comprised of 770 apartment homes sold in January 2013 and also the results of operations of one other operating property, Camden Reserve, comprised of 526 apartment homes, classified as held for sale as of March 31, 2013. This property was sold in April 2013 for approximately $40.5 million.

For the three months ended March 31, 2012, income from discontinued operations also included the results of operations of eleven operating properties, Camden Vista Valley, Camden Landings, Camden Creek, Camden Laurel Ridge, Camden Steeplechase, Camden Sweetwater, Camden Valleybrook, Camden Park Commons, Camden Forest, Camden Baytown, and Camden Westview, comprised of 3,213 apartment homes, sold during 2012.

The following is a summary of income from discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Property revenues	$1,732	$10,161
Property expenses	(769)	(4,773)
	$963	$5,388
Depreciation and amortization	215	2,398
Income from discontinued operations	$748	$2,990

Gain on sale of discontinued operations, net of tax	$31,783	$32,541

During the three months ended March 31, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

6. Investments in Joint Ventures
As of March 31, 2013, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of four joint ventures, with our ownership percentages ranging from 15% to 20%. We currently provide property management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	March 31, 2013	December 31, 2012
Total assets (1)	$917.8	$917.8
Total third-party debt	724.8	712.7
Total equity	165.5	165.2

	Three Months Ended
	March 31,
(in millions)	2013	2012
Total revenues (3)	$32.5	$33.7	(2)
Net income (loss)	2.0	(1.7)
Equity in income (4)	0.9	0.4

(1)	Includes approximately $102.3 million of assets at March 31, 2013 relating to one joint venture which are under contract to be sold in the second quarter of 2013.

(2)	Includes approximately $4.1 million of revenues related to the acquisition by us of 12 joint ventures in January 2012 and one joint venture in December 2012.

(3)
Excludes approximately $6.8 million for the three months ended March 31, 2012 relating to the discontinued operations from the sale of seven operating properties within two of our unconsolidated joint ventures during the third and fourth quarters of 2012.

(4)	Equity in income excludes our ownership interest of fee income from various property management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of March 31, 2013, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property management, construction, development, and other services related to joint ventures in which we own an interest. Fees earned for these services amounted to approximately $2.7 million for each of the three months ended March 31, 2013 and 2012. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In March 2013, one of our unconsolidated joint ventures entered into an agreement to sell its 14 operating properties, comprised of 3,098 apartment homes, located in Las Vegas, Nevada, to an unaffiliated third party. The assets relating to this joint venture are under contract to be sold in the second quarter of 2013.

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	March 31, 2013	December 31, 2012
Senior unsecured notes
5.45% Notes, due 2013	$199.9	$199.9
5.08% Notes, due 2015	249.6	249.5
5.75% Notes, due 2017	246.4	246.3
4.70% Notes, due 2021	248.7	248.7
3.07% Notes, due 2022	346.4	346.3
5.00% Notes, due 2023	247.5	247.5
	1,538.5	1,538.2
Secured notes
1.02% – 6.00% Conventional Mortgage Notes, due 2014 – 2045	907.7	934.6
Tax-exempt Mortgage Note due 2028 (1.35% floating rate)	37.4	37.7
	945.1	972.3
Total notes payable	$2,483.6	$2,510.5

Floating rate debt included in secured notes (1.02%)	$175.0	$175.0

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2013, we had no balances outstanding on our $500 million unsecured line of credit. However, we had outstanding letters of credit totaling approximately $11.6 million, leaving approximately $488.4 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time we may borrow using an unsecured overnight borrowing facility. Our use of short term borrowings does not decrease the amount available under our unsecured line of credit.

In January 2013, we repaid a 4.95% secured conventional mortgage note which was scheduled to mature on April 1, 2013 for approximately $26.1 million.

At March 31, 2013 and 2012, the weighted average interest rate on our floating rate debt was approximately 1.1%.

Our indebtedness had a weighted average maturity of 6.8 years at March 31, 2013. Scheduled repayments on outstanding debt, including our line of credit and scheduled principal amortizations, and the weighted average interest rate on maturing debt at March 31, 2013 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2013	$202.4	5.4%
2014	35.4	3.2
2015	252.0	5.1
2016 (1)	2.2	—
2017	249.2	5.7
Thereafter	1,742.4	4.2
Total	$2,483.6	4.5%
(1) Includes only scheduled principal amortizations.

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

At March 31, 2013, approximately 6.7 million fungible units were available under the 2011 Share Plan, which results in approximately 2.0 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. Approximately 0.1 million and 0.2 million options were exercised during the three months ended March 31, 2013 and 2012, respectively. The options were exercised at prices ranging from $30.06 to $62.32 per option during the three months ended March 31, 2013, and at prices ranging from $30.06 to $48.02 per option during the three months ended March 31, 2012. The total intrinsic value of options exercised was approximately $4.1 million and $3.7 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next year. At March 31, 2013, outstanding options and exercisable options had a weighted average remaining life of approximately 4.0 years and 3.7 years, respectively.

The following table summarizes outstanding share options and exercisable options at March 31, 2013:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	240,713	$32.98	142,808	$34.98
$42.90-$43.94	108,947	43.43	108,947	43.43
$45.53-$62.32	323,697	47.44	323,697	47.44
Total options	673,357	$41.62	575,452	$43.59

(1)
The aggregate intrinsic value of outstanding and exercisable options at March 31, 2013 was $18.2 million and $14.4 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $68.68 per share on March 31, 2013 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2013.

Share Awards and Vesting. Share awards generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At March 31, 2013, the unamortized value of previously issued unvested share awards was approximately $51.2 million, which is expected to be amortized over the next four years. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was approximately $14.1 million and $12.7 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.4 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively. Total capitalized compensation cost for option and share awards was approximately $0.5 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	330,695	69.41
Exercised/vested	(144,875)	41.40	(282,626)	50.02
Forfeited	(20,522)	73.32	(2,634)	54.69
Net activity	(165,397)		45,435
Total options and nonvested share awards outstanding at March 31, 2013	673,357	$41.62	907,688	$59.56

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Change in assets:
Other assets, net	$1,158	$(62)
Change in liabilities:
Accounts payable and accrued expenses	2,035	9,549
Accrued real estate taxes	(7,768)	(4,244)
Other liabilities	(791)	(4,912)
Other	259	197
Change in operating accounts and other	$(5,107)	$528

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2013, we estimate the additional costs to complete seven consolidated construction projects currently under development to be approximately $325.3 million. We expect to fund these amounts through a combination of cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of two apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. One condominium association has asserted claims against our subsidiary alleging, in general, defective construction as a result of alleged negligence and failure to comply with building codes and the other condominium association has asserted claims against our subsidiary alleging a failure to comply with building codes.
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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2013, we had earnest money deposits of approximately $3.5 million which we have paid for potential acquisitions of operating properties and land, of which approximately $3.0 million is non-refundable.

Lease Commitments. At March 31, 2013, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Minimum annual rental commitments for the remainder of 2013 are $2.0 million, and for the years ending

December 31, 2014 through 2017 are approximately $3.0 million, $1.9 million, $2.1 million, and $2.1 million, respectively, and approximately $16.3 million in the aggregate thereafter.

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

We have provided for income, franchise, and margin taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012. Income tax expense is primarily related to margin tax, state income tax, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2013.

12. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 under the fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$37.8	$—	$—	$37.8	$35.0	$—	$—	$35.0
(1) Approximately $0.9 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2013.

Financial Instrument Fair Value Disclosures. As of March 31, 2013 and December 31, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.

The following table presents the carrying and estimated fair value of our notes payable at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,271.2	$2,483.0	$2,297.8	$2,518.1
Floating rate notes payable	212.4	203.3	212.7	203.4
Non-recurring Fair Value Disclosures. There were no events during the three months ended March 31, 2013 or 2012 which required fair value adjustments of our non-financial assets and non-financial liabilities.

13. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the three months ended March 31:

(in thousands)	2013	2012
Net income attributable to common shareholders	$63,476	$88,758
Transfers from the non-controlling interests:
Increase (decrease) in equity for conversion of operating partnership units	47	(448)
Change in common equity and net transfers from non-controlling interests	$63,523	$88,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of March 31, 2013, we owned interests in, operated, or were developing 201 multifamily properties comprised of 67,850 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Property Operations
Our results for the three months ended March 31, 2013 reflect an increase in rental revenue as compared to the same period in 2012, which we believe was primarily due to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing, which have resulted in increases in realized rental rates and average occupancy levels. Same store revenues increased 5.9% for the first three months of 2013, as compared to the same period in 2012. We believe U.S. economic and employment growth is likely to continue during 2013 and the supply of new multifamily homes although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain prevalent, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Development Activity
At March 31, 2013, we had a total of nine development projects under construction comprised of 2,845 apartment homes, including two development projects comprised of 576 units in one of our discretionary funds, with initial occupancy scheduled to occur within the next 24 months. Excluding the development projects owned by one of our discretionary funds, as of March 31, 2013, we estimate the additional costs to complete the construction of seven consolidated projects to be approximately $325.3 million.
Acquisitions
Subsequent to quarter end, in April 2013, we acquired Camden Post Oak, comprised of 356 apartment homes, located in Houston, Texas for approximately $108.5 million.
Dispositions
During the three months ended March 31, 2013, we sold one operating property comprised of 770 apartment homes located in Tampa, Florida, and in April 2013, we sold one operating property comprised of 526 apartment homes located in Orlando, Florida.
During the three months ended March 31, 2013, we also sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

Future Outlook
Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through a combination of cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our at-the-market ("ATM") program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages.
As of March 31, 2013, we had approximately $59.6 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $114 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2013 are manageable at approximately $202.4 million, which represents approximately 8.1% of our total outstanding debt and includes scheduled principal amortizations of approximately $2.4 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2013		December 31, 2012
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,440	24	8,440	24
Las Vegas, Nevada	8,016	29	8,016	29
Dallas, Texas	6,227	16	6,227	16
Washington, D.C. Metro	5,791	17	5,791	17
Tampa, Florida	5,723	14	6,493	15
Orlando, Florida (1)	4,202	10	4,202	10
Atlanta, Georgia	3,351	11	3,351	11
Charlotte, North Carolina	3,134	13	3,134	13
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Phoenix, Arizona	2,645	9	2,645	9
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,441	8	2,441	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	2,285	6	2,285	6
Total Operating Properties	65,005	192	65,775	193
Properties Under Development
Washington, D.C. Metro	596	2	596	2
Denver, Colorado	424	1	424	1
Atlanta, Georgia	379	1	379	1
Austin, Texas	314	1	314	1
Los Angeles/Orange County, California	303	1	303	1
Orlando, Florida	300	1	300	1
Houston, Texas	268	1	268	1
Southeast Florida	261	1	261	1
Total Properties Under Development	2,845	9	2,845	9
Total Properties	67,850	201	68,620	202
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	3,152	10	3,152	10
Las Vegas, Nevada	3,098	14	3,098	14
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Atlanta, Georgia	234	1	234	1
Other	798	3	798	3
Total Unconsolidated Joint Venture Properties	11,268	39	11,268	39
Total Properties Fully Consolidated	56,582	162	57,352	163

(1)	Includes one property consisting of 526 apartment homes which was included in properties held for sale at March 31, 2013. This property was sold in April 2013.

(2)	Refer to Note 6, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy at the beginning of a period. No consolidated development properties reached stabilization during the three months ended March 31, 2013.

Development and Lease-Up Properties
At March 31, 2013, we had two consolidated completed properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 4/28/13	Date of Construction Completion	Estimated Date of Stabilization
Camden Royal Oaks II (1)
Houston, TX	104	$13.3	93%	1Q12	2Q13
Camden Town Square
Orlando, FL	438	58.9	84%	4Q12	3Q13
Consolidated total	542	$72.2
(1) Property reached stabilization subsequent to March 31, 2013.

Our condensed consolidated balance sheet at March 31, 2013 included approximately $339.8 million related to properties under development and land. Of this amount, approximately $201.5 million related to our projects currently under development. In addition, we had approximately $138.3 million primarily invested in land held for future development, which included approximately $89.2 million related to projects we expect to begin constructing during the next two years, and approximately $49.1 million invested in land tracts which we may develop in the future.
Communities Under Construction. At March 31, 2013, we had seven consolidated properties and one of our unconsolidated joint ventures had two properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden City Centre II (1)
Houston, TX	268	$36.0	$32.7	$9.5	2Q13	1Q14
Camden NOMA
Washington, DC	320	110.0	80.4	80.4	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	12.7	12.7	2Q14	3Q15
Camden Flatirons
Denver, CO	424	78.0	26.0	26.0	4Q14	4Q16
Camden Glendale
Glendale, CA	303	115.0	35.8	35.8	3Q15	1Q16
Camden Boca Raton
Boca Raton, FL	261	54.0	12.4	12.4	4Q14	1Q16
Camden Paces
Atlanta, GA	379	110.0	24.7	24.7	1Q15	1Q17
Consolidated total	2,269	$550.0	$224.7	$201.5

Camden South Capitol (2) (3)
Washington, DC	276	$88.0	$75.4	$72.5	3Q13	3Q14
Camden Waterford Lakes (2)
Orlando, FL	300	40.0	11.4	11.4	3Q14	4Q15
Unconsolidated total	576	$128.0	$86.8	$83.9

(1)	Property in lease-up as of March 31, 2013 and was 46% leased at April 28, 2013.

(2)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

(3)	Property in lease-up as of April 2013 and was 11% leased at April 28, 2013.

Development Pipeline Communities. At March 31, 2013, we had eight consolidated properties and one of our unconsolidated joint ventures had one property undergoing development activities as follows:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden La Frontera
Austin, TX	300	$36.0	$4.8
Camden Victory Park
Dallas, TX	425	70.0	15.4
Camden Hollywood
Los Angeles, CA	287	125.0	19.5
Camden Gallery (2)
Charlotte, NC	324	56.0	9.2
Camden Lincoln Station
Denver, CO	275	48.0	5.4
Camden Atlantic
Plantation, FL	286	62.0	9.7
Camden McGowen Station
Houston, TX	251	40.0	7.3
Camden Buckhead
Atlanta, GA	390	70.0	17.9
Consolidated total	2,538	$507.0	$89.2

Camden Southline (3)
Charlotte, NC	266	$47.0	$6.6
(1) Represents our best estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
(2) Formerly Camden Centro.
(3) Property owned through an unconsolidated joint venture in which we own a 20% interest.

Land Holdings. At March 31, 2013, we had the following land tracts:

($ in millions) Location	Acreage	Cost to Date
Washington, DC	0.9	$17.3
Dallas, TX	7.2	8.6
Houston, TX	11.5	6.5
Atlanta, GA	3.0	5.3
Las Vegas, NV	19.6	4.2
Other	4.8	7.2
Total	47.0	$49.1

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2013 and 2012 are as follows:

($ in thousands)	Three Months Ended March 31,
	2013	2012
Average monthly property revenue per apartment home	$1,219	$1,157
Annualized total property expenses per apartment home	$5,379	$5,193
Weighted average number of operating apartment homes owned 100%	53,653	48,900
Weighted average occupancy of operating apartment homes owned 100% *	94.9%	94.9%
 * Our one student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three months ended March 31, 2013 as compared to the same period in 2012:

($ in thousands)	Apartment Homes At 3/31/13	Three Months Ended March 31,		Change
		2013	2012	$	%
Property revenues:
Same store communities	43,869	$160,448	$151,533	$8,915	5.9%
Non-same store communities	9,376	32,339	16,398	15,941	97.2
Development and lease-up communities	2,811	1,697	22	1,675	*
Other	—	1,706	1,746	(40)	(2.3)
Total property revenues	56,056	$196,190	$169,699	$26,491	15.6%
Property expenses:
Same store communities	43,869	$58,719	$56,206	$2,513	4.5%
Non-same store communities	9,376	11,633	6,263	5,370	85.7
Development and lease-up communities	2,811	735	14	721	*
Other	—	1,060	1,004	56	5.6
Total property expenses	56,056	$72,147	$63,487	$8,660	13.6%
* Not a meaningful percentage
Same store communities are communities we owned and were stabilized as of January 1, 2012. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2012. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2012. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development. Properties held for sale are excluded from the above results.
Same store analysis
Same store rental revenues increased approximately $7.9 million, or 6.0%, during the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to a 5.6% increase in average rental rates and a 0.3% increase in average occupancy for our same store portfolio. During the three months ended March 31, 2013, average rental rates on new leases were 1.9% higher than expiring lease rates and average rental rates on renewal leases were 7.0% higher than expiring leases rates. We believe the increase to rental revenues was due in part to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $1.0 million increase in other property revenue during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous fees and charges.

Property expenses from our same store communities increased approximately $2.5 million, or 4.5%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities and a decrease in refunds due to higher favorable settlements of tax protests during the three months ended March 31, 2012, and an increase in property insurance expense due to higher levels of self-insured losses related to storm and fire losses. The increases were partially offset by a slight decline in salaries and benefits expense due to lower medical benefits costs and a slight decline in repairs and maintenance expense due to an increased level of repositioned units in the first quarter of 2013. Additionally, utility expenses, including costs associated with our utility rebilling programs, decreased approximately $0.2 million during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to lower electricity and trash removal expenses partially offset by higher water and cable television costs.

Non-same store and development and lease-up analysis
Property revenues and expenses from non-same store and development and lease-up communities increased approximately $17.6 million and $6.1 million for the three months ended March 31, 2013, respectively, as compared to the same period in 2012. The increases were primarily due to approximately $12.2 million of revenues and approximately $4.4 million of expenses recognized during the three months ended March 31, 2013 related to the acquisition of seven operating properties during 2012, the acquisition of 12 former joint venture communities in January 2012, and the acquisition of one former joint venture community during December 2012. The 13 former joint venture communities were previously accounted for in accordance with the equity method of accounting. The increases were also due to approximately $3.3 million of revenues and approximately $1.0 million of expenses recognized during the three months ended March 31, 2013 related to four operating properties reaching stabilization during 2012. The increases in our development and lease-up communities were related to the completion and partial lease-up of two properties in our development pipeline during 2012.

Other property analysis
Other property revenues decreased slightly for the three months ended March 31, 2013 as compared to the same period in 2012. The slight decrease was primarily due to lower rental income from our non-multifamily rental properties for the three months ended March 31, 2013.
Other property expenses increased approximately $0.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily related to higher insurance expenses allocated to our other properties. The increase was partially offset by a decrease in property taxes expensed on three land holdings on which we initiated development activities in the first and second quarters of 2012. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%
Fee and asset management	$2,894	$2,923	$(29)	(1.0)%
Interest and other income (loss)	52	(688)	740	107.6
Income on deferred compensation plans	2,999	7,786	(4,787)	(61.5)
Total non-property income	$5,945	$10,021	$(4,076)	(40.7)%

The slight decrease in fee and asset management income for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the sale of seven operating properties by two of our unconsolidated joint ventures, and the acquisition of 13 joint venture communities during 2012. This decrease was almost entirely offset by an increase in property management and development fees for the three months ended March 31, 2013 due to increases in property revenues by our stabilized joint ventures and higher development fees due to development communities started by our funds in 2012 and 2013.

Interest and other income (loss) increased approximately $0.7 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to a loss of approximately $0.7 million recognized during the three months ended March 31, 2012 relating to a non-designated derivative which matured in October 2012.

Our deferred compensation plans recognized income of approximately $3.0 million and $7.8 million during the three months ended March 31, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%
Property management	$5,983	$5,284	$699	13.2%
Fee and asset management	1,477	1,743	(266)	(15.3)
General and administrative	9,794	8,679	1,115	12.8
Interest	24,895	26,683	(1,788)	(6.7)
Depreciation and amortization	53,255	47,906	5,349	11.2
Amortization of deferred financing costs	916	912	4	0.4
Expense on deferred compensation plans	2,999	7,786	(4,787)	(61.5)
Total other expenses	$99,319	$98,993	$326	0.3%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.7 million for the three months ended March 31, 2013, as compared to the same period in 2012, but decreased to 3.0% from 3.1% of total property revenues for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to higher salaries, benefits, and incentive compensation expenses, and higher costs due to timing of training and education provided to our regional employees.

Fee and asset management expense, which represents expenses related to third party construction projects and property management of our joint ventures, decreased approximately $0.3 million for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease in expenses relating to the sale of seven operating properties by two of our unconsolidated joint ventures, and the acquisition of 13 joint venture communities during 2012. The decrease was also due to lower acquisition costs during the three months ended March 31, 2013, due to the closing of the investment period for future operating properties in one of our discretionary funds during the second quarter of 2012. These decreases were partially offset by higher salaries and an increase in expenses related to the management of development communities started by our funds during 2012 and 2013.

General and administrative expense increased approximately $1.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to increases in salaries, benefits and incentive compensation expenses of approximately $0.4 million due to salary increases and higher deferred compensation amortization relating to higher value awards granted in 2012 as compared to lower value awards granted in 2008, which became fully vested during the three months ended March 31, 2012. The increase was also due to an increase in professional and consulting fees of approximately $0.7 million. General and administrative expenses were 4.9% and 5.0% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2013 and 2012, respectively.

Interest expense for the three months ended March 31, 2013 decreased approximately $1.8 million as compared to the same period in 2012, primarily due to the repayment of four secured notes payable and one unsecured note payable in 2012, and the repayment of one secured note payable in January 2013. The decrease was also due to higher capitalized interest during the three months ended March 31, 2013 of approximately $0.2 million due to higher average balances in our development pipeline. The decrease was also due to lower interest expense related to secured notes payable assumed in connection with 12 joint ventures acquired in January 2012, which notes were also repaid in January 2012. These decreases were partially offset by a secured note payable assumed in connection with a joint venture acquired in December 2012 and the issuance of $350 million senior unsecured notes payable in December 2012.
Depreciation and amortization increased approximately $5.3 million for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the acquisition of seven operating properties completed during 2012, the acquisition of 12 joint venture communities in January 2012, and the acquisition of another joint venture community in December 2012. The joint venture communities were previously accounted for using the equity method of accounting. The increase was also due to the completion of units in our development pipeline, the completion of repositions during the three months ended March 31, 2013, and an increase in capital improvements placed in service during 2012.

Amortization of deferred financing costs was relatively flat during the three months ended March 31, 2013 as compared to the same period in 2012. The slight increase related to higher amortization of financing costs associated with the issuance of $350 million senior unsecured notes payable in December 2012, and was almost entirely offset by lower amortization of financing costs related to the repayment of a secured note payable in October 2012, and a senior unsecured note payable in December 2012.

Our deferred compensation plans had expenses of approximately $3.0 million and $7.8 million during the three months ended March 31, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2013	2012	$	%
Gain on sale of land	$698	$—	$698	*%
Gain on acquisition of controlling interest in joint ventures	—	40,191	(40,191)	*
Equity in income of joint ventures	934	366	568	*
Income tax expense – current	(399)	(224)	(175)	(78.1)

*	Not a meaningful percentage.
During the three months ended March 31, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

In January 2012, we acquired the remaining 80% ownership interests in 12 unconsolidated joint ventures resulting in these entities being wholly-owned. We previously accounted for the joint ventures under the equity method of accounting. The acquisition resulted in a gain of approximately $40.2 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis.

Equity in income of joint ventures increased approximately $0.6 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to an increase in earnings recognized during the three months ended March 31, 2013 relating to higher rental income from the stabilized operating joint venture properties. The increase was partially offset by our acquisition of 12 operating joint ventures in January 2012 and our acquisition of one operating joint venture in December 2012. These 13 joint ventures were previously accounted for in accordance with the equity method of accounting. The increase was also partially offset by the sale of seven operating properties by two of our unconsolidated joint ventures during third and fourth quarters of 2012.
Income tax expense increased approximately $0.2 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was due to an increase in margin taxes relating to certain acquisitions completed in 2012, and was partially offset by a decrease in taxable income related to lower construction activities conducted in a taxable REIT subsidiary.

Funds from Operations (“FFO”)
Management considers FFO to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Funds from operations
Net income attributable to common shareholders	$63,476	$88,758
Real estate depreciation and amortization, including discontinued operations	52,373	49,195
Adjustments for unconsolidated joint ventures	1,608	2,275
Gain on acquisition of controlling interests in joint ventures	—	(40,191)
Gain on sale of discontinued operations, net of tax	(31,783)	(32,541)
Income allocated to non-controlling interests	957	1,093
Funds from operations – diluted	$86,631	$68,589

Weighted average shares – basic	86,703	79,885
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	573	679
Common units	1,901	2,291
Weighted average shares – diluted	89,177	82,855

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 4.4 times and 3.7 times for the three months ended March 31, 2013 and 2012, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 77.2% and 73.4% of our properties (based on invested capital) were unencumbered as of March 31, 2013 and 2012, respectively. Our weighted average maturity of debt was approximately 6.8 years at March 31, 2013.

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

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, and repurchases of debt and common shares, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2013 and 2012.

Net cash from operating activities was approximately $84.9 million during the three months ended March 31, 2013 as compared to approximately $75.8 million for the same period in 2012. The increase was primarily due to growth in property revenues directly attributable to increased rental and occupancy rates from our same store communities and the growth in non-same store revenues primarily relating to acquisitions of seven operating properties during 2012, the acquisition of 12 former joint venture communities in January 2012, and the acquisition of one former joint venture community in the fourth quarter of 2012. The increase in non-same store revenues also related to four operating properties reaching stabilization during 2012. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the seven operating properties acquired, the 13 joint venture communities acquired, and the four operating properties which reached stabilization during 2012. See further discussions of our 2013 operations as compared to 2012 in “Results of Operations.” The increase in net cash from operating activities was also due to lower interest payments during the three months ended March 31, 2013. These increases were partially offset by the timing of payments in operating accounts, primarily relating to accounts payable and accrued expenses.

Net cash provided by investing activities during the three months ended March 31, 2013 totaled $8.1 million as compared to net cash used in investing activities of $105.5 million during the three months ended March 31, 2012. Cash outflows for property development and capital improvements were approximately $58.4 million during the three months ended March 31, 2013 as compared to approximately $60.3 million for the same period in 2012 due primarily to a decrease in construction and development funding partially offset by an increase in redevelopment expenditures during the three months ended March 31, 2013 as compared to the same period in 2012. The property development and capital improvements during the three months ended March 31, 2013 included expenditures for new development, including land, of approximately $28.9 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $5.4 million, approximately $13.3 million related to redevelopment expenditures, and approximately $10.8 million of other capital expenditures. The property development and capital improvements during the three months ended March 31, 2012 included expenditures for new development, including land, of approximately $41.6 million, capitalized interest, real estate taxes, and other capitalized indirect costs of approximately $4.9 million, approximately $2.7 million related to redevelopment expenditures, and approximately $11.1 million of other capital expenditures. Additional cash outflows during the three months ended March 31, 2012 also related to the acquisition of controlling interests in 12 joint ventures, net of cash acquired, of approximately $96.1 million, and outflows for investments in joint ventures of approximately $5.7 million primarily relating to an acquisition by one of our funds, in which we own a 20% interest.

Cash inflows from investing activities during the three months ended March 31, 2013 related to proceeds of $68.2 million from the sales of one operating property and two land parcels during the three months ended March 31, 2013. During the three months ended March 31, 2012, cash inflows related to proceeds of $54.1 million from the sale of three operating properties and by distributions from our joint ventures of approximately $2.6 million.

Net cash used in financing activities totaled approximately $60.0 million for the three months ended March 31, 2013 as compared to net cash provided by financing activities of $24.2 million during the same period in 2012. During the three months ended March 31, 2013, cash outflows included approximately $49.9 million used for distributions paid to common shareholders and non-controlling interests, approximately $26.1 million used to repay a secured mortgage note payable and approximately $1.0 million used to repay scheduled secured notes payable. The cash outflows during the three months ended March 31, 2013 were partially offset by net proceeds of approximately $9.4 million from the issuance of 0.1 million shares from our 2012 ATM program. During the three months ended March 31, 2012, we received net proceeds of approximately $435.9 million from the issuance of 7.3 million shares in an equity offering and under our 2011 ATM program. The cash inflows during the three months ended

March 31, 2012 were offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of 12 joint ventures we acquired in January 2012, and $1.2 million used to repay scheduled secured notes payable. Cash inflows during the three months ended March 31, 2012 were also offset by $100.0 million used to redeem our perpetual preferred units, and approximately $41.3 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2013, we had no balances outstanding on our $500 million unsecured line of credit. However, we had outstanding letters of credit totaling approximately $11.6 million, leaving approximately $488.4 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors, including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $114 million remaining available for sale under the 2012 ATM program.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Standard and Poor's, and Fitch, which are currently Baa1, BBB+ and BBB+, respectively, each with stable outlooks, as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. Scheduled debt maturities for the remainder of 2013 totals approximately $202.4 million, including scheduled principal amortizations of approximately $2.4 million. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional costs to complete the construction of seven consolidated projects to be approximately $325.3 million. Of this amount, we expect approximately $170 million to $180 million will be incurred during the remainder of 2013 and the rest of the costs to be incurred during 2014 and 2015. Additionally, we also expect to incur between approximately $37 million and $47 million of additional redevelopment expenditures and approximately $50 million and $54 million of additional other capital expenditures during the remainder of 2013.
We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, available cash balances, draws on our unsecured credit facility, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement and secured mortgages. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In January 2013, we announced our Board of Trust Managers had declared a quarterly dividend of $0.63 per common share, which represented a 12.5% increase over the previous quarterly dividend of $0.56 per common share, to our common shareholders of record as of March 28, 2013. The dividend was subsequently paid on April 17, 2013, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming dividend distributions for the remainder of 2013 are similar to those declared for the first quarter 2013, the annualized dividend rate for 2013 would be $2.52 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of March 31, 2013, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2012.

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
For discussion regarding legal proceedings, see Note 10, “Commitments and Contingencies,” in the Notes to the condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

10.1
Third Amended and Restated Bylaws of Camden Property Trust, dated March 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed March 12, 2013 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 3, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 3, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	May 3, 2013
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1
Third Amended and Restated Bylaws of Camden Property Trust, dated March 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed March 12, 2013 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 3, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 3, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.