Form 10-Q
period 2013-06-30
CAMDEN PROPERTY TRUST
filed 2013-07-26
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 19, 2013, 85,260,615 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2013	December 31, 2012
Assets
Real estate assets, at cost
Land	$965,257	$949,777
Buildings and improvements	5,552,095	5,389,674
	6,517,352	6,339,451
Accumulated depreciation	(1,604,402)	(1,518,896)
Net operating real estate assets	4,912,950	4,820,555
Properties under development, including land	393,694	334,463
Investments in joint ventures	44,630	45,092
Properties held for sale	—	30,517
Total real estate assets	5,351,274	5,230,627
Accounts receivable – affiliates	27,274	33,625
Other assets, net	94,847	88,260
Cash and cash equivalents	6,506	26,669
Restricted cash	6,381	5,991
Total assets	$5,486,282	$5,385,172
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,579,733	$1,538,212
Secured	944,090	972,256
Accounts payable and accrued expenses	100,279	101,896
Accrued real estate taxes	36,863	28,452
Distributions payable	56,821	49,969
Other liabilities	63,366	67,679
Total liabilities	2,781,152	2,758,464
Commitments and contingencies
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,698 and 99,106 issued; 96,659 and 96,201 outstanding at June 30, 2013 and December 31, 2012, respectively	967	962
Additional paid-in capital	3,625,283	3,587,505
Distributions in excess of net income attributable to common shareholders	(574,286)	(598,951)
Treasury shares, at cost (11,364 and 11,771 common shares at June 30, 2013 and December 31, 2012, respectively)	(410,665)	(425,355)
Accumulated other comprehensive loss	(1,035)	(1,062)
Total common equity	2,640,264	2,563,099
Non-controlling interests	64,866	63,609
Total equity	2,705,130	2,626,708
Total liabilities and equity	$5,486,282	$5,385,172
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Property revenues
Rental revenues	$173,946	$151,775	$343,549	$298,029
Other property revenues	27,581	25,143	54,168	48,588
Total property revenues	201,527	176,918	397,717	346,617
Property expenses
Property operating and maintenance	52,114	47,974	102,608	94,088
Real estate taxes	22,271	18,324	43,924	35,697
Total property expenses	74,385	66,298	146,532	129,785
Non-property income
Fee and asset management	2,827	3,608	5,721	6,531
Interest and other income (loss)	1,038	(65)	1,090	(753)
Income (loss) on deferred compensation plans	(102)	(2,185)	2,897	5,601
Total non-property income	3,763	1,358	9,708	11,379
Other expenses
Property management	5,242	4,851	11,225	10,135
Fee and asset management	1,486	1,444	2,963	3,187
General and administrative	11,590	9,730	21,384	18,409
Interest	24,797	26,247	49,692	52,930
Depreciation and amortization	54,315	51,087	107,570	98,993
Amortization of deferred financing costs	898	900	1,814	1,812
Expense (benefit) on deferred compensation plans	(102)	(2,185)	2,897	5,601
Total other expenses	98,226	92,074	197,545	191,067
Gain on sale of land	—	—	698	—
Gain on acquisition of controlling interest in joint ventures	—	—	—	40,191
Equity in income of joint ventures	17,798	632	18,732	998
Income from continuing operations before income taxes	50,477	20,536	82,778	78,333
Income tax expense – current	(468)	(434)	(867)	(658)
Income from continuing operations	50,009	20,102	81,911	77,675
Income from discontinued operations	62	2,745	810	5,735
Gain on sale of discontinued operations, net of tax	24,866	—	56,649	32,541
Net income	74,937	22,847	139,370	115,951
Less income allocated to non-controlling interests from continuing operations	(1,053)	(1,019)	(1,970)	(1,783)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(1,712)	(65)	(1,752)	(796)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Net income attributable to common shareholders	$72,172	$21,763	$135,648	$110,521
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.55	$0.23	$0.90	$0.88
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.27	0.03	0.64	0.46
Net income attributable to common shareholders	$0.82	$0.26	$1.54	$1.34
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.55	$0.23	$0.90	$0.87
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.26	0.03	0.63	0.46
Net income attributable to common shareholders	$0.81	$0.26	$1.53	$1.33
Distributions declared per common share	$0.63	$0.56	$1.26	$1.12
Weighted average number of common shares outstanding – basic	87,191	83,223	86,949	81,554
Weighted average number of common shares outstanding – diluted	88,472	83,846	88,283	83,333
Net income attributable to common shareholders
Income from continuing operations	$50,009	$20,102	$81,911	$77,675
Less income allocated to non-controlling interests from continuing operations	(1,053)	(1,019)	(1,970)	(1,783)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Income from continuing operations attributable to common shareholders	48,956	19,083	79,941	73,041
Income from discontinued operations, including gain on sale	24,928	2,745	57,459	38,276
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(1,712)	(65)	(1,752)	(796)
Income from discontinued operations, including gain on sale, attributable to common shareholders	23,216	2,680	55,707	37,480
Net income attributable to common shareholders	$72,172	$21,763	$135,648	$110,521
Condensed Consolidated Statements of Comprehensive Income:
Net income	$74,937	$22,847	$139,370	$115,951
Other comprehensive income
Reclassification of prior service cost and net loss on post retirement obligations	13	8	27	16
Comprehensive income	74,950	22,855	139,397	115,967
Less income allocated to non-controlling interests from continuing operations	(1,053)	(1,019)	(1,970)	(1,783)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(1,712)	(65)	(1,752)	(796)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Comprehensive income attributable to common shareholders	$72,185	$21,771	$135,675	$110,537
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708
Net income			135,648			3,722	139,370
Other comprehensive income					27		27
Common shares issued	6	40,176					40,182
Net share awards	(1)	(3,320)		12,553			9,232
Employee share purchase plan		187		180			367
Common share options exercised		664		1,957			2,621
Conversions of operating partnership units		71				(71)	—
Cash distributions declared to equity holders			(110,983)			(2,394)	(113,377)
Equity, June 30, 2013	$967	$3,625,283	$(574,286)	$(410,665)	$(1,035)	$64,866	$2,705,130

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			110,521			2,579	113,100	2,851
Other comprehensive income					16		16
Common shares issued	99	604,360					604,459
Net share awards		(6,182)		14,021			7,839
Employee share purchase plan		294		170			464
Common share options exercised		2,307		6,854			9,161
Conversions of operating partnership units	2	(450)				448	—
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(94,276)			(3,623)	(97,899)
Redemption of perpetual preferred units								(100,000)
Other	(1)	1					—
Equity, June 30, 2012	$945	$3,501,354	$(674,221)	$(430,958)	$(667)	$68,455	$2,464,908	$—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$139,370	$115,951
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, including discontinued operations	107,785	103,614
Gain on acquisition of controlling interest in joint ventures	—	(40,191)
Gain on sale of discontinued operations, net of tax	(56,649)	(32,541)
Gain on sale of land	(698)	—
Distributions of income from joint ventures	5,898	2,107
Equity in income of joint ventures	(18,732)	(998)
Share-based compensation	6,969	6,478
Amortization of deferred financing costs	1,814	1,812
Net change in operating accounts and other	(4,728)	(15,366)
Net cash from operating activities	$181,029	$140,866
Cash flows from investing activities
Development and capital improvements	(157,457)	(140,963)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(107,546)	(171,283)
Proceeds from sale of properties, including land and discontinued operations	108,039	54,125
Investments in joint ventures	(776)	(5,656)
Distributions from investments in joint ventures	4,563	4,030
Increase in non-real estate assets	(4,327)	(1,876)
Other	804	626
Net cash from investing activities	$(156,700)	$(260,997)
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	139,000	43,000
Repayments on unsecured line of credit and other short-term borrowings	(98,000)	(43,000)
Repayment of notes payable	(28,166)	(308,703)
Proceeds from issuance of common shares	40,182	604,459
Distributions to common shareholders, perpetual preferred units and non-controlling interests	(106,469)	(88,858)
Redemption of perpetual preferred units	—	(100,000)
Payment of deferred financing costs	(517)	(440)
Common share options exercised	2,400	8,694
Net decrease in accounts receivable – affiliates	6,351	1,099
Other	727	847
Net cash from financing activities	$(44,492)	$117,098
Net decrease in cash and cash equivalents	(20,163)	(3,033)
Cash and cash equivalents, beginning of period	26,669	55,159
Cash and cash equivalents, end of period	$6,506	$52,126
Supplemental information
Cash paid for interest, net of interest capitalized	$50,119	$53,304
Cash paid for income taxes	1,766	1,450
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$56,821	$49,135
Value of shares issued under benefit plans, net of cancellations	23,040	21,379
Conversion of operating partnership units to common shares	71	447
Accrual associated with construction and capital expenditures	19,096	14,030
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	—	272,606
Other liabilities assumed	—	5,495
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2013, we owned interests in, operated, or were developing 189 multifamily properties comprised of 65,239 apartment homes across the United States. Of the 189 properties, ten properties were under construction, and when completed will consist of a total of 3,143 apartment homes. Additionally, we are adding a subsequent phase to a stabilized community which will consist of 75 apartment homes. In addition, we own land holdings we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited financial statements and notes included in our 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the full year.

Allocations of Purchase Price. Upon acquisition of real estate, we allocate the fair value between tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In allocating these values we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The unamortized value of below market leases is included in other liabilities in our condensed consolidated balance sheets, and the unamortized value of in-place leases is included in other assets, net, in our condensed consolidated balance sheets.
The unamortized values of below market leases and in-place leases at June 30, 2013 and 2012 are as follows:

	June 30,
(in millions)	2013	2012
Unamortized value of below market leases	$0.1	$0.2
Unamortized value of in-place leases	$0.6	$3.2

Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Revenues related to below market leases	$0.3	$0.6	$0.7	$1.0
Amortization of in-place leases	$1.2	$4.8	$3.1	$8.4
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. When impairment exists, the long-lived asset is adjusted to its fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. There were no impairment charges recorded for the three and six months ended June 30, 2013 and 2012, respectively.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.4 million and $6.7 million for the three and six months ended June 30, 2013, respectively, and $3.2 million and $6.3 million for the three and six months ended June 30, 2012 , respectively. Capitalized real estate taxes were approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2013, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively.

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
Recurring Fair Value Disclosures. The valuation methodology we use to measure our deferred compensation plan investments at fair value on a recurring basis is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in other assets in our condensed consolidated balance sheets.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.2 million and 3.5 million for the three months ended June 30, 2013 and 2012, respectively, and was approximately 2.2 million and 2.5 million for the six months ended June 30, 2013 and 2012, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$48,956	$19,083	$79,941	$73,041
Amount allocated to participating securities	(696)	(210)	(1,335)	(1,099)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	48,260	18,873	78,606	71,942
Income from discontinued operations, including gain on sale, attributable to common shareholders	23,216	2,680	55,707	37,480
Net income attributable to common shareholders, as adjusted	$71,476	$21,553	$134,313	$109,422

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.55	$0.23	$0.90	$0.88
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.27	0.03	0.64	0.46
Net income attributable to common shareholders, as adjusted – per share	$0.82	$0.26	$1.54	$1.34

Weighted average number of common shares outstanding – basic	87,191	83,223	86,949	81,554

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$48,260	$18,873	$78,606	$71,942
Income allocated to common units from continuing operations	315	—	645	572
Income from continuing operations attributable to common shareholders, as adjusted	48,575	18,873	79,251	72,514
Income from discontinued operations, including gain on sale, attributable to common shareholders	23,216	2,680	55,707	37,480
Income from discontinued operations allocated to common units	—	—	—	784
Net income attributable to common shareholders, as adjusted	$71,791	$21,553	$134,958	$110,778

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share calculation – diluted (continued)
Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.55	$0.23	$0.90	$0.87
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.26	0.03	0.63	0.46
Net income attributable to common shareholders, as adjusted – per share	$0.81	$0.26	$1.53	$1.33

Weighted average number of common shares outstanding – basic	87,191	83,223	86,949	81,554
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	467	623	519	652
Common units	814	—	815	1,127
Weighted average number of common shares outstanding – diluted	88,472	83,846	88,283	83,333

4. Common Shares

In May 2012, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the three and six months ended June 30, 2013 have been used for general corporate purposes, which included funding for development and capital improvement projects.

The following table presents activity under our 2012 ATM program for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total net consideration	$30,816.2	$84,711.8	$40,181.7	84,711.8
Common shares sold	419.3	1,305.5	555.1	1,305.5
Average price per share	$74.74	$65.93	$73.73	$65.93

At June 30, 2013, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to quarter end through the date of this filing.

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

The following table presents activity under our 2011 ATM program for the three and six months ended June 30, 2012 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Total net consideration	$83,836.3	$128,128.0
Common shares sold	1,267.1	1,971.4
Average price per share	$67.19	$66.01

We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
5. Property Acquisitions and Discontinued Operations
Acquisitions. During April 2013, we acquired one operating property, Camden Post Oak, comprised of 356 apartment homes, located in Houston, Texas for approximately $108.5 million. During June 2013, we acquired approximately 38.8 acres in three land parcels located in Scottsdale, Chandler, and Tempe, Arizona, for approximately $25.8 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisition of the operating property described above as of the acquisition date (in millions):

Assets acquired:
Buildings and improvements	$93.3
Land	14.3
Intangible and other assets	1.1
Total assets acquired	$108.7

Liabilities assumed:
Other liabilities	$1.2
Total liabilities assumed	$1.2
Net assets acquired	$107.5

The operating property acquired as discussed above contributed revenues of approximately $2.4 million and property expenses of approximately $1.0 million from the acquisition date through June 30, 2013.

Discontinued Operations. For the three and six months ended June 30, 2013, income from discontinued operations included the results of operations of one operating property, Camden Reserve, comprised of 526 apartment homes sold in April 2013. Discontinued operations for the six months ended June 30, 2013 also included the results of operations of one additional operating property, Camden Live Oaks, comprised of 770 apartment homes sold in January 2013.

For the three and six months ended June 30, 2012, income from discontinued operations included the results of operations of Camden Reserve and Camden Live Oaks discussed above and also included the results of operations of eleven operating properties, Camden Vista Valley, Camden Landings, Camden Creek, Camden Laurel Ridge, Camden Steeplechase, Camden Sweetwater, Camden Valleybrook, Camden Park Commons, Camden Forest, Camden Baytown, and Camden Westview, comprised of 3,213 apartment homes, sold during 2012.

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Property revenues	$164	$9,127	$1,896	$19,288
Property expenses	(102)	(4,159)	(871)	(8,932)
	$62	$4,968	$1,025	$10,356
Depreciation and amortization	—	2,223	215	4,621
Income from discontinued operations	$62	$2,745	$810	$5,735

Gain on sale of discontinued operations, net of tax	$24,866	$—	$56,649	$32,541

During the six months ended June 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

6. Investments in Joint Ventures
As of June 30, 2013, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of four joint ventures, with our ownership percentages ranging from 15% to 20%. We currently provide property and asset management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes aggregate balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	June 30, 2013	December 31, 2012
Total assets	$828.3	$917.8
Total third-party debt	555.4	712.7
Total equity	243.0	165.2

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2013	2012		2013	2012
Total revenues (1)	$26.7	$25.4	(2)	$52.8	$52.6	(2)
Net income (loss)	98.0	—		100.0	(1.7)
Equity in income (3)	17.8	0.6		18.7	1.0

(1)
Excludes approximately $3.8 million and $10.3 million for the three and six months ended June 30, 2013, respectively, and approximately $6.5 million and $13.0 million for the three and six months ended June 30, 2012, respectively, relating to the discontinued operations from the sale of 14 operating properties within one of our unconsolidated joint ventures during the second quarter of 2013. Additionally, excludes approximately $7.0 million and $13.8 million for the three and six months ended June 30, 2012, respectively, related to the discontinued operations from the sale of seven operating properties within two of our unconsolidated joint ventures during the third and fourth quarters of 2012.

(2)
Includes approximately $1.2 million of revenues for the three months ended June 30, 2012 related to our acquisition of one previously unconsolidated joint venture in December 2012 and approximately $5.3 million of revenues for the six months ended June 30, 2012 related to this joint venture and the acquisition by us of 12 previously unconsolidated joint ventures in January 2012.

(3)	Equity in income excludes our ownership interest of fee income from various property and asset management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of June 30, 2013, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $2.4 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $5.1 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties, Oasis Bay, Oasis Crossings, Oasis Emerald, Oasis Gateway, Oasis Island, Oasis Landing, Oasis Meadows, Oasis Palms, Oasis Pearl, Oasis Place, Oasis Ridge, Oasis Sierra, Oasis Springs, and Oasis Vinings, comprised of 3,098 apartment homes, located in Las Vegas, Nevada, for approximately $200.2 million. Our proportionate share of the gain was approximately $13.0 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $3.8 million. Our proportionate share of the gain and the promoted equity interest were reported as a component of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	June 30, 2013	December 31, 2012
Commercial Banks
Unsecured line of credit and short-term borrowings	$41.0	$—

Senior unsecured notes
5.45% Notes, due 2013	199.9	199.9
5.08% Notes, due 2015	249.6	249.5
5.75% Notes, due 2017	246.3	246.3
4.70% Notes, due 2021	248.8	248.7
3.07% Notes, due 2022	346.5	346.3
5.00% Notes, due 2023	247.6	247.5
	1,538.7	1,538.2

Total unsecured notes payable	1,579.7	1,538.2

Secured notes
1.00% – 6.00% Conventional Mortgage Notes, due 2014 – 2045	907.1	934.6
Tax-exempt Mortgage Note due 2028 (1.29% floating rate)	37.0	37.7
	944.1	972.3
Total notes payable	$2,523.8	$2,510.5

Floating rate debt included in secured notes (1.00%)	$175.0	$175.0

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2013, we had $40.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.2 million, leaving approximately $448.8 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At June 30, 2013, we had $1.0 million in short-term borrowings outstanding.

In January 2013, we repaid a 4.95% secured conventional mortgage note which was scheduled to mature on April 1, 2013 for approximately $26.1 million.

At June 30, 2013 and 2012, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit and short-term borrowings, was approximately 1.0% and 1.1%, respectively.

Our indebtedness, which includes our unsecured line of credit and short-term borrowings, had a weighted average maturity of 6.5 years at June 30, 2013. Scheduled repayments on outstanding debt, including our unsecured line of credit, short-term borrowings and scheduled principal amortizations, and the respective weighted average interest rate on maturing debt at June 30, 2013, were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2013	$201.6	5.5%
2014	35.4	3.2
2015	293.0	4.5
2016 (1)	2.2	—
2017	249.2	5.8
Thereafter	1,742.4	5.3
Total	$2,523.8	4.5%
(1) Includes only scheduled principal amortizations.

8. Share-based Compensation
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and on May 11, 2011 our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the “2011 Share Plan”). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

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

At June 30, 2013, approximately 6.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.9 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

Awards which may be granted under the 2011 Share Plan include incentive share options, non-qualified share options (which may be granted separately or in connection with an option), share awards, dividends and dividend equivalents and other equity based awards. Persons eligible to receive awards under the 2011 Share Plan are trust managers, directors of our affiliates, executive and other officers, key employees, and consultants, as determined by the Compensation Committee of our Board of Trust Managers. The 2011 Share Plan will expire on May 11, 2021.

Options. Approximately 0.2 million and 0.3 million options were exercised during the six months ended June 30, 2013 and 2012, respectively. The options were exercised at prices ranging from $30.06 to $62.32 per option during the six months ended June 30, 2013, and at prices ranging from $30.06 to $51.37 per option during the six months ended June 30, 2012. The total intrinsic value of options exercised was approximately $5.2 million and $7.0 million during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next year. At June 30, 2013, outstanding options and exercisable options had a weighted average remaining life of approximately 3.7 years and 3.4 years, respectively.

The following table summarizes outstanding share options and exercisable options at June 30, 2013:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	228,012	$33.14	130,107	$35.46
$42.90-$43.94	108,947	43.43	108,947	43.43
$45.53-$62.32	298,609	47.39	298,609	47.39
Total options	635,568	$41.60	537,663	$43.70

(1)
The aggregate intrinsic value of outstanding and exercisable options at June 30, 2013 was $17.5 million and $13.7 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $69.14 per share on June 30, 2013 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2013.

Share Awards and Vesting. Share awards generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2013, the unamortized value of previously issued unvested share awards was approximately $46.9 million, which is expected to be amortized over the next five years. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was approximately $14.7 million and $13.4 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.9 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $7.3 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively. Total capitalized compensation cost for option and share awards was approximately $0.6 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $1.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	347,715	69.61
Exercised/vested	(182,664)	41.52	(292,128)	50.22
Forfeited	(20,522)	73.32	(18,836)	61.69
Net activity	(203,186)		36,751
Total options and nonvested share awards outstanding at June 30, 2013	635,568	$41.60	899,004	$59.80

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Change in assets:
Other assets, net	$(2,694)	$(4,884)
Change in liabilities:
Accounts payable and accrued expenses	(12,485)	(10,120)
Accrued real estate taxes	7,916	8,718
Other liabilities	2,014	(9,477)
Other	521	397
Change in operating accounts and other	$(4,728)	$(15,366)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2013, we estimate the additional costs to complete eight consolidated projects currently under construction to be approximately $331.0 million. We expect to fund these amounts through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement, and secured mortgages.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of two apartment projects in Florida which were subsequently sold and converted to condominium units by unrelated third-parties. One condominium association instituted a lawsuit against our subsidiary alleging a failure to comply with building codes. In June 2013, we entered into a settlement agreement with this association, which resolved this matter in full. Pursuant to this settlement agreement, we made a one-time payment to the association in an amount which was not material.
The other association instituted a lawsuit against our subsidiary and other unrelated third-parties alleging negligent construction and failure to comply with building codes. This association is claiming damages for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. We have denied liability to the association. Based upon the amount of discovery completed to date, it is not possible to determine the potential outcome or to estimate a range of loss, if any, which would be associated with any potential adverse decision.
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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2013, we had made earnest money deposits of approximately $2.3 million for potential acquisitions of operating properties and land, of which approximately $2.0 million is non-refundable.

Lease Commitments. At June 30, 2013, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $1.4 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. Minimum annual rental commitments for the remainder of 2013 are $1.4 million, and for the years ending December 31, 2014 through 2017 are approximately $2.9 million, $2.5 million, $2.3 million, and $2.2 million, respectively, and approximately $15.2 million in the aggregate thereafter.

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

11. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, margin, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

We have provided for income, franchise, margin, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012 as income tax expense. For the three and six months ended June 30, 2013, income tax expense is primarily related to margin tax, state income tax, and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2013.

12. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 under the fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$38.1	$—	$—	$38.1	$35.0	$—	$—	$35.0

(1)	Approximately $0.8 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2013.

Financial Instrument Fair Value Disclosures. As of June 30, 2013 and December 31, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.
The following table presents the carrying and estimated fair values of our notes payable at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,270.8	$2,361.6	$2,297.8	$2,518.1
Floating rate notes payable	253.0	243.0	212.7	203.4
Non-recurring Fair Value Disclosures. There were no events during the six months ended June 30, 2013 or 2012 which required fair value adjustments of our non-financial assets and non-financial liabilities.

13. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the six months ended June 30:

(in thousands)	2013	2012
Net income attributable to common shareholders	$135,648	$110,521
Transfers from the non-controlling interests:
Increase (decrease) in equity for conversion of operating partnership units	71	(448)
Change in common equity and net transfers from non-controlling interests	$135,719	$110,073

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

We consider portions of this report to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, and include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.

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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of June 30, 2013, we owned interests in, operated, or were developing 189 multifamily properties comprised of 65,239 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings we may develop into multifamily apartment communities.
Property Operations
Our results for the six months ended June 30, 2013 reflect an increase in rental revenue as compared to the same period in 2012, which we believe was primarily due to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing, which have resulted in increases in realized rental rates and stable average occupancy levels. Same store revenues increased 5.6% for the first six months of 2013, as compared to the same period in 2012. We believe U.S. economic and employment growth is likely to continue during 2013 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain prevalent, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2013, we had a total of 11 projects under construction comprised of 3,218 apartment homes, including three projects comprised of 842 units in our discretionary funds, and a subsequent phase of a stabilized community comprised of 75 units, with initial occupancy scheduled to occur within the next 24 months. Excluding the projects owned by our discretionary funds, as of June 30, 2013, we estimate the additional costs to complete the construction of eight consolidated projects to be approximately $331.0 million.
Acquisitions
In April 2013, we acquired Camden Post Oak, comprised of 356 apartment homes, located in Houston, Texas for approximately $108.5 million. In June 2013, we acquired approximately 38.8 acres in three land parcels located in Scottsdale, Chandler, and Tempe, Arizona, for approximately $25.8 million.
Dispositions
During the six months ended June 30, 2013, we sold two operating properties comprised of 1,296 apartment homes located in Tampa, and Orlando, Florida.
In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties comprised of 3,098 apartment homes located in Las Vegas, Nevada. Our proportionate share of the gain was approximately $13.0 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $3.8 million.
During the six months ended June 30, 2013, we also sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current construction communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to expand our development pipeline and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, equity issued from our at-the-market ("ATM") program, the use of debt and equity offerings under our automatic shelf registration statement, and secured mortgages.
As of June 30, 2013, we had approximately $6.5 million in cash and cash equivalents and approximately $448.8 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2013 are manageable at approximately $201.6 million, which represents approximately 8.0% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.6 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2013		December 31, 2012
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,064	26	8,440	24
Dallas, Texas	6,227	16	6,227	16
Washington, D.C. Metro	5,807	17	5,791	17
Tampa, Florida	5,723	14	6,493	15
Las Vegas, Nevada	4,918	15	8,016	29
Orlando, Florida	3,676	9	4,202	10
Atlanta, Georgia	3,351	11	3,351	11
Charlotte, North Carolina	3,134	13	3,134	13
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Phoenix, Arizona	2,645	9	2,645	9
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	2,441	8	2,441	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	2,285	6	2,285	6
Total Operating Properties	62,021	179	65,775	193
Properties Under Construction
Austin, Texas	614	2	314	1
Washington, D.C. Metro	596	2	596	2
Denver, Colorado	424	1	424	1
Atlanta, Georgia	379	1	379	1
Los Angeles/Orange County, California	303	1	303	1
Orlando, Florida	300	1	300	1
Charlotte, North Carolina	266	1	—	—
Southeast Florida	261	1	261	1
Houston, Texas	—	—	268	1
Other (1)	75	—	—	—
Total Properties Under Construction	3,218	10	2,845	9
Total Properties	65,239	189	68,620	202
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	3,152	10	3,152	10
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina	266	1	—	—
Atlanta, Georgia	234	1	234	1
Las Vegas, Nevada	—	—	3,098	14
Other	798	3	798	3
Total Unconsolidated Joint Venture Properties	8,436	26	11,268	39
Total Properties Fully Consolidated	56,803	163	57,352	163

(1)	Represents the units under construction for Phase IX of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(2)	Refer to Note 6, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Acquisitions
During the six months ended June 30, 2013, we completed the acquisition of one operating property and acquired three land parcels as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition
Camden Post Oak	Houston, TX	356	4/10/2013

Location of Acquired Land	Acres	Date of Acquisition
Chandler, AZ	21.7	6/12/2013
Scottsdale, AZ	9.3	6/12/2013
Tempe, AZ	7.8	6/12/2013
Consolidated total	38.8
Dispositions
During the six months ended June 30, 2013, we sold two operating properties and one of our unconsolidated joint ventures, in which we own a 20% interest, sold its 14 operating properties as follows:

Dispositions of Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Live Oaks	Tampa, FL	770	1/17/2013
Camden Reserve	Orlando, FL	526	4/10/2013
Consolidated total		1,296

Oasis Bay	Las Vegas, NV	128	5/23/2013
Oasis Crossings	Las Vegas, NV	72	5/23/2013
Oasis Emerald	Las Vegas, NV	132	5/23/2013
Oasis Gateway	Las Vegas, NV	360	5/23/2013
Oasis Island	Las Vegas, NV	118	5/23/2013
Oasis Landing	Las Vegas, NV	144	5/23/2013
Oasis Meadows	Las Vegas, NV	383	5/23/2013
Oasis Palms	Las Vegas, NV	208	5/23/2013
Oasis Pearl	Las Vegas, NV	90	5/23/2013
Oasis Place	Las Vegas, NV	240	5/23/2013
Oasis Ridge	Las Vegas, NV	477	5/23/2013
Oasis Sierra	Las Vegas, NV	208	5/23/2013
Oasis Springs	Las Vegas, NV	304	5/23/2013
Oasis Vinings	Las Vegas, NV	234	5/23/2013
Unconsolidated total		3,098
During the six months ended June 30, 2013, we sold two land holdings as follows:

Location of Disposed Land	Acres	Date of Disposition
Atlanta, GA	2.0	1/15/2013
Houston, TX	1.7	2/15/2013
Consolidated total	3.7

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy during the quarter. During the three months ended June 30, 2013, stabilization was achieved at two recently-completed consolidated operating properties as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Occupied at 7/21/13	Date of Construction Completion	Date of Stabilization
Camden Royal Oaks II
Houston, TX	104	$13.3	97%	1Q12	2Q13
Camden Town Square
Orlando, FL	438	59.1	94%	4Q12	2Q13
Consolidated total	542	$72.4

Development and Lease-Up Properties
At June 30, 2013, we had one consolidated completed property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 7/21/13	Date of Construction Completion	Estimated Date of Stabilization
Camden City Centre II
Houston, TX	268	$33.5	84%	2Q13	4Q13
Our condensed consolidated balance sheet at June 30, 2013 included approximately $393.7 million related to properties under development and land. Of this amount, approximately $227.0 million related to our projects currently under construction. In addition, we had approximately $166.7 million primarily invested in land held for future development and land holdings, which included approximately $118.3 million related to projects we expect to begin constructing during the next two years and approximately $48.4 million invested in land holdings which we may develop in the future.

Communities Under Construction. At June 30, 2013, we had seven consolidated properties, three properties held by two of our unconsolidated joint ventures, and 75 units at one of our consolidated properties, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden NOMA
Washington, DC	320	$110.0	$87.3	$87.3	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	16.5	16.5	2Q14	3Q15
Camden Flatirons
Denver, CO	424	78.0	29.9	29.9	4Q14	4Q16
Camden Glendale
Glendale, CA	303	115.0	40.0	40.0	3Q15	1Q16
Camden Boca Raton
Boca Raton, FL	261	54.0	14.1	14.1	4Q14	1Q16
Camden Paces
Atlanta, GA	379	110.0	31.0	31.0	1Q15	1Q17
Camden Miramar Phase IX (1)
Corpus Christi, TX	75	8.0	3.1	3.1	3Q13	3Q13
Camden La Frontera
Round Rock, TX	300	36.0	5.1	5.1	1Q15	4Q15
Consolidated total	2,376	$558.0	$227.0	$227.0

Camden South Capitol (2) (3)
Washington, DC	276	$88.0	$76.4	$14.1	3Q13	3Q14
Camden Waterford Lakes (2)
Orlando, FL	300	40.0	18.4	18.4	3Q14	4Q15
Camden Southline (2)
Charlotte, NC	266	47.0	8.5	8.5	3Q15	4Q15
Unconsolidated total	842	$175.0	$103.3	$41.0

(1)	Represents the units under construction for Phase IX of Camden Miramar, our one student housing community.

(2)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

(3)	Property in lease-up as of July 2013 and was 39% leased at July 21, 2013.

Development Pipeline Communities. At June 30, 2013, we had 10 consolidated properties undergoing development activities as follows:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Foothills
Scottsdale, AZ	220	$50.0	$13.5
Camden Vida
Tempe, AZ	234	48.0	9.5
Camden Gallery (2)
Charlotte, NC	324	56.0	10.0
Camden Victory Park
Dallas, TX	425	70.0	16.2
Camden Hollywood
Los Angeles, CA	287	125.0	21.7
Camden Desert Stone
Chandler, AZ	380	75.0	5.8
Camden Atlantic
Plantation, FL	286	62.0	10.1
Camden Lincoln Station
Denver, CO	275	48.0	5.5
Camden McGowen Station
Houston, TX	251	40.0	7.5
Camden Buckhead
Atlanta, GA	390	70.0	18.5
Consolidated total	3,072	$644.0	$118.3

(1)
Represents our best estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

(2)	Formerly Camden Centro.

Land Holdings. At June 30, 2013, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Washington, DC	0.9	$17.4
Dallas, TX	7.2	8.6
Houston, TX	11.5	6.5
Atlanta, GA	3.0	5.3
Las Vegas, NV	19.6	4.2
Other	4.8	6.4
Total	47.0	$48.4

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2013 and 2012 are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average monthly property revenue per apartment home	$1,241	$1,174	$1,230	$1,165
Annualized total property expenses per apartment home	$5,496	$5,278	$5,438	$5,236
Weighted average number of operating apartment homes owned 100%	54,135	50,244	53,894	49,572
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.3%	95.1%	95.1%

*	Our one student housing community is excluded from this calculation.

Property-level operating results
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and six months ended June 30, 2013 as compared to the same periods in 2012:

($ in thousands) (1)	Apartment Homes At 6/30/13	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
		2013	2012	$	%	2013	2012	$	%
Property revenues:
Same store communities	43,503	$161,323	$153,074	$8,249	5.4%	$319,824	$302,725	$17,099	5.6%
Non-same store communities	10,656	37,979	22,108	15,871	71.8	73,798	40,410	33,388	82.6
Development and lease-up communities	2,644	633	—	633	*	797	—	797	*
Other	—	1,592	1,736	(144)	(8.3)	3,298	3,482	(184)	(5.3)
Total property revenues	56,803	$201,527	$176,918	$24,609	13.9%	$397,717	$346,617	$51,100	14.7%
Property expenses:
Same store communities	43,503	$58,852	$56,761	$2,091	3.7%	$116,990	$112,390	$4,600	4.1%
Non-same store communities	10,656	14,427	8,782	5,645	64.3	27,296	15,630	11,666	74.6
Development and lease-up communities	2,644	320	—	320	*	388	—	388	*
Other	—	786	755	31	4.1	1,858	1,765	93	5.3
Total property expenses	56,803	$74,385	$66,298	$8,087	12.2%	$146,532	$129,785	$16,747	12.9%

*	Not a meaningful percentage

(1)
Same store communities are communities we owned and were stabilized since January 1, 2012. Non-same store communities are stabilized communities we have acquired or developed after January 1, 2012. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2012. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development. Properties held for sale are excluded from the above results.

Same store analysis
Same store rental revenues increased approximately $7.5 million during the three months ended June 30, 2013 as compared to the same period in 2012 due primarily to a 5.4% increase in average rental rates for our same store portfolio. During the three months ended June 30, 2013, average rental rates on new leases were 5.1% higher than expiring lease rates and average rental rates on renewal leases were 7.3% higher than expiring leases rates. Same store rental revenues increased approximately $15.3 million during the six months ended June 30, 2013 as compared to the same period in 2012 due primarily to a 5.6% increase in average rental rates and a slight increase in average occupancy for our same store portfolio. During the six months ended June 30, 2013, average rental rates on new leases were 3.5% higher than expiring lease rates and average rental rates on renewal leases were 7.1% higher than expiring leases rates.We believe the increases to rental revenues were due in part to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $0.7 million and $1.8 million increase in other property revenue during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous income.

Property expenses from our same store communities increased approximately $2.1 million, or 3.7%, for the three months ended June 30, 2013, and increased approximately $4.6 million, or 4.1%, for the six months ended June 30, 2013, as compared to the same periods in 2012. These increases were primarily due to higher real estate taxes and higher property insurance expenses. The increase in real estate taxes was a result of increased property valuations and property tax rates at a number of our communities and a decrease in refunds due to higher favorable settlements of tax protests during the three and six months ended June 30, 2012.

The increase in property insurance expenses was due to higher insurance premiums as well as higher levels of self-insured losses incurred during the first quarter ended 2013. These increases were also due to higher salaries as a result of annual salary increases. The increase in salaries for the six months ended June 30, 2013 was partially offset by lower medical benefits costs. These increases were also offset by lower repairs and maintenance costs and utility expenses. Lower utility expenses, including costs associated with our utility rebilling programs were primarily due to lower trash removal expenses, offset by higher water and cable television costs.

Non-same store and development and lease-up analysis
Property revenues from non-same store and development and lease-up communities increased approximately $16.5 million and $34.2 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Property expenses from non-same store and development and lease-up communities increased approximately $6.0 million and $12.1 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to revenues and expenses recognized during the three and six months ended June 30, 2013 related to the acquisition of seven operating properties during 2012, the acquisition of one operating property in April 2013, and the acquisition of one previously unconsolidated joint venture community during December 2012. These increases were also due to revenues and expenses recognized during the three and six months ended June 30, 2013 related to four operating properties reaching stabilization during 2012 and two operating properties reaching stabilization during the three months ended June 30, 2013. The increases in revenues and expenses for the six months ended June 30, 2013 were also due to the acquisition by us of 12 previously unconsolidated joint venture communities in the first quarter of 2012. The increases in our development and lease-up communities were related to the completion and partial lease-up of one property in our development pipeline during the three months ended June 30, 2013. The remaining increases related to increases in revenues at our other non-same store communities. The following table details the impact in our revenues and expenses as discussed above:

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues from acquisitions	$11.3	$24.1
Revenues from new stabilized properties	3.9	8.7
Revenues from development and lease-up community	0.6	0.8
Other	0.7	0.6
	$16.5	$34.2

Expenses from acquisitions	$4.4	$8.7
Expenses from new stabilized properties	1.3	2.9
Expenses from development and lease-up community	0.3	0.4
Other	—	0.1
	$6.0	$12.1

Non-property income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Fee and asset management	$2,827	$3,608	$(781)	(21.6)%	$5,721	$6,531	$(810)	(12.4)%
Interest and other income (loss)	1,038	(65)	1,103	*	1,090	(753)	1,843	*
Income (loss) on deferred compensation plans	(102)	(2,185)	2,083	95.3	2,897	5,601	(2,704)	(48.3)
Total non-property income	$3,763	$1,358	$2,405	177.1%	$9,708	$11,379	$(1,671)	(14.7)%

*	Not a meaningful percentage

Fee and asset management income decreased approximately $0.8 million for each of the three and six months ended June 30, 2013, as compared to the same periods in 2012. These decreases were primarily due to the sale of seven operating properties by two of our unconsolidated joint ventures during 2012, the sale of its 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the acquisition of a previously unconsolidated joint venture community in December 2012, for which we received fee and asset management income. These decreases were also due to lower development and construction fees as a result of the completion of units in a property owned by one of our funds, partially offset by increased fees related to the commencement of construction of development communities by another fund. These decreases were also offset by an increase in property management fees for the three and six months ended June 30, 2013, due to increases in property revenues by our stabilized joint ventures. These decreases were further offset by increased construction fees earned from increased third-party construction activities during the three and six months ended June 30, 2013 as compared to the same periods in 2012.

Interest and other income (loss) increased approximately $1.1 million and $1.8 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to approximately $1.0 million recognized from the release of a deed restriction on a parcel of land sold to an unaffiliated third-party in 2006. These increases were also due to losses of approximately $0.1 million and $0.7 million recognized during the three and six months ended June 30, 2012, respectively, relating to a non-designated derivative which matured in October 2012.

Our deferred compensation plans incurred losses of approximately $0.1 million and $2.2 million during the three months ended June 30, 2013 and 2012, respectively, and recognized income of approximately $2.9 million and $5.6 million during the six months ended June 30, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Property management	$5,242	$4,851	$391	8.1%	$11,225	$10,135	$1,090	10.8%
Fee and asset management	1,486	1,444	42	2.9	2,963	3,187	(224)	(7.0)
General and administrative	11,590	9,730	1,860	19.1	21,384	18,409	2,975	16.2
Interest	24,797	26,247	(1,450)	(5.5)	49,692	52,930	(3,238)	(6.1)
Depreciation and amortization	54,315	51,087	3,228	6.3	107,570	98,993	8,577	8.7
Amortization of deferred financing costs	898	900	(2)	(0.2)	1,814	1,812	2	0.1
Expense (benefit) on deferred compensation plans	(102)	(2,185)	2,083	95.3	2,897	5,601	(2,704)	(48.3)
Total other expenses	$98,226	$92,074	$6,152	6.7%	$197,545	$191,067	$6,478	3.4%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to higher salaries, benefits, and incentive compensation expenses, and higher costs due to the timing of training and education programs provided to our regional employees. Property management expense was 2.6% and 2.7% of total property revenues for the three months ended June 30, 2013 and 2012, respectively, and 2.8% and 2.9% of total property revenues for the six months ended June 30, 2013 and 2012, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.2 million for the six months ended June 30, 2013, as compared to the same period in 2012. The decrease was primarily due to a decrease in expenses relating to the sale of seven operating properties by two of our unconsolidated joint ventures during 2012, the sale of its 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the acquisition of a previously unconsolidated joint venture community during 2012. The decrease was also due to lower internal acquisition costs during the six months ended June 30, 2013, due to the closing of the investment period for future operating properties in one of our discretionary funds during the second quarter of 2012. The decreases were partially offset by higher salaries and increases in expenses related to the management of development communities started by our funds during 2012 and 2013.

General and administrative expense increased approximately $1.9 million and $3.0 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to separation costs of approximately $1.0 million relating to the retirement of an executive officer in 2013, and increases in salaries, benefits and incentive compensation expenses due to salary increases and higher deferred compensation amortization costs resulting from an increase in the value of awards granted in 2012 and 2013 as compared to the value of awards which were fully vested during the six months ended June 30, 2012. Additionally, the increases were due to increases in professional and consulting fees of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. General and administrative expenses were 5.6% and 5.4% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended June 30, 2013 and 2012, respectively, and 5.3% and 5.2% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the six months ended June 30, 2013 and 2012, respectively.

Interest expense for the three and six months ended June 30, 2013 decreased approximately $1.5 million and $3.2 million, respectively, as compared to the same periods in 2012. These decreases were primarily due to the repayment of four secured notes payable and one unsecured note payable in 2012, and the repayment of one secured note payable in January 2013. These decreases were also due to higher capitalized interest during the three and six months ended June 30, 2013 of approximately $0.2 million and $0.4 million, respectively, due to higher average balances in our development pipeline. The decrease during the six months ended June 30, 2013 was also due to lower interest expense related to the repayment in January 2012 of secured notes payable assumed in connection with 12 previously unconsolidated joint ventures acquired in January 2012. The decreases during the three and six months ended June 30, 2013, as compared to the same periods in 2012, were partially offset by a secured note payable assumed in connection with a previously unconsolidated joint venture acquired in December 2012 and the issuance of $350 million senior unsecured notes payable in December 2012.
Depreciation and amortization expense increased approximately $3.2 million and $8.6 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to the acquisition of seven operating properties completed during 2012, the acquisition of one operating property completed during April 2013, and the acquisition of a previously unconsolidated joint venture community in December 2012. These increases were also due to the completion of units in our development pipeline, the completion of repositions during the three and six months ended June 30, 2013, and an increase in capital improvements placed in service during 2012 and 2013. These increases were partially offset by lower amortization of in-place leases relating to the acquisition of 12 previously unconsolidated joint venture communities in January 2012 which were amortized through July 2012.

Our deferred compensation plans had benefits of approximately $0.1 million and $2.2 million during the three months ended June 30, 2013 and 2012, respectively, and expenses of approximately $2.9 million and $5.6 million during the six months ended June 30, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Gain on sale of land	$—	$—	$—	—%	$698	$—	$698	*%
Gain on acquisition of controlling interest in joint ventures	—	—	—	—	—	40,191	(40,191)	*
Equity in income of joint ventures	17,798	632	17,166	*	18,732	998	17,734	*
Income tax expense – current	(468)	(434)	34	7.8	(867)	(658)	209	31.8

*	Not a meaningful percentage.
During the six months ended June 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

In January 2012, we acquired the remaining 80% ownership interests in 12 previously unconsolidated joint ventures resulting in these entities being wholly-owned. The acquisition resulted in a gain of approximately $40.2 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis.

Equity in income of joint ventures increased approximately $17.2 million and $17.7 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to a $13.0 million proportionate share of the gain relating to the sale of its 14 operating properties by one of our unconsolidated joint ventures in May 2013. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $3.8 million related to this unconsolidated joint venture. These increases were also due to increases in earnings recognized during the three and six months ended June 30, 2013 relating to higher rental income from the stabilized operating joint venture properties. These increases were partially offset by the sale of seven operating properties by two of our unconsolidated joint ventures during the third and fourth quarters of 2012, and by the acquisition of one previously unconsolidated joint venture in December 2012.

Income tax expense increased approximately $0.2 million for the six months ended June 30, 2013, as compared to the same period in 2012. The increase was due to an increase in margin taxes relating to certain acquisitions completed in 2012 and 2013, and was partially offset by a decrease in taxable income related to lower construction activities conducted in a taxable REIT subsidiary.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Funds from operations
Net income attributable to common shareholders (1)	$72,172	$21,763	$135,648	$110,521
Real estate depreciation and amortization, including discontinued operations	53,094	52,197	105,467	101,392
Adjustments for unconsolidated joint ventures	1,313	2,038	2,921	4,313
Gain on acquisition of controlling interests in joint ventures	—	—	—	(40,191)
Gain on sale of unconsolidated joint venture properties	(13,032)	—	(13,032)	—
Gain on sale of discontinued operations, net of tax	(24,866)	—	(56,649)	(32,541)
Income allocated to non-controlling interests	2,765	709	3,722	1,802
Funds from operations – diluted	$91,446	$76,707	$178,077	$145,296

Weighted average shares – basic	87,191	83,223	86,949	81,554
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	467	623	519	652
Common units	1,900	2,221	1,901	2,255
Weighted average shares – diluted	89,558	86,067	89,369	84,461

(1)
Includes a promoted equity interest of approximately $3.8 million for the three and six months ended June 30, 2013, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties during May 2013.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 4.5 times for each of the three and six months ended June 30, 2013, respectively, and approximately 3.9 times and 3.8 times for the three and six months ended June 30, 2012, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 77.5% and 75.0% of our properties (based on invested capital) were unencumbered as of June 30, 2013 and 2012, respectively. Our weighted average maturity of debt was approximately 6.5 years at June 30, 2013.

We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement, and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2013 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	initial funding of property developments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases or sales, the effect our debt level and changes in credit ratings could have on our costs of funds and our ability to access capital markets.

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2013 and 2012.

Net cash from operating activities was approximately $181.0 million during the six months ended June 30, 2013 as compared to approximately $140.9 million for the same period in 2012. The increase was primarily due to growth in property revenues directly attributable to increased rental rates from our same store communities and the growth in non-same store revenues primarily relating to the acquisition of seven operating properties during 2012, the acquisition of one operating property in April 2013, and the acquisition of one previously unconsolidated joint venture community in the fourth quarter of 2012. The increase in non-same store revenues also related to the stabilization of four operating properties during 2012 and two operating properties during the six months ended June 30, 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the eight operating properties acquired in 2012 and 2013, the previously unconsolidated joint venture community acquired in 2012, and the stabilization of six operating properties during 2012 and 2013. See further discussions of our 2013 operations as compared to 2012 in “Results of Operations.” The increase in net cash from operating activities was also due to changes in working capital account balances, partially offset by a decrease in property revenues and expenses due to the disposition of two operating properties in the six months ended June 30, 2013 and eight operating properties in the fourth quarter of 2012.

Net cash used in investing activities during the six months ended June 30, 2013 totaled $156.7 million as compared to approximately $261.0 million for the same period in 2012. Cash outflows for property development and capital improvements were approximately $157.5 million during the six months ended June 30, 2013 as compared to approximately $141.0 million for the same period in 2012 due primarily to an increase in redevelopment expenditures relating to our reposition program during the six months ended June 30, 2013 as compared to the same period in 2012. The property development and capital improvements during the six months ended June 30, 2013 and 2012, respectively, included the following:

	For the six months ended June 30,
(in millions)	2013	2012
Expenditures for new development, including land	$84.0	$87.8
Capitalized interest, real estate taxes, and other capitalized indirect costs	10.9	10.0
Reposition expenditures	33.2	14.1
Capital expenditures	29.4	29.1
Total	$157.5	$141.0
Additional cash outflows during the six months ended June 30, 2013 related to the acquisition of one operating property for approximately $107.5 million and increases in our non-real estate assets of $4.3 million. Additional cash outflows during the six months ended June 30, 2012 related to the acquisitions of one operating property and controlling interests in 12 previously unconsolidated joint ventures, net of cash acquired, of approximately $171.3 million, outflows for investments in joint ventures of approximately $5.7 million primarily relating to an acquisition by one of our funds, in which we own a 20% interest, and an approximately $1.9 million increase in non-real estate assets. Net cash used in investing activities during the six months ended June 30, 2013 were offset by cash inflows related to proceeds of $108.0 million from the sale of two operating properties and two land holdings during the six months ended June 30, 2013 and by distributions from our joint ventures of approximately $4.6 million, which included $3.7 million in distributions of investments from one unconsolidated joint venture relating to the sale of its 14 operating properties in the second quarter of 2013. During the six months ended June 30, 2012, cash inflows related to proceeds of $54.1 million from the sale of three operating properties and distributions from our joint ventures of approximately $4.0 million.

Net cash used in financing activities totaled approximately $44.5 million for the six months ended June 30, 2013 as compared to net cash provided by financing activities of $117.1 million during the same period in 2012. During the six months ended June 30, 2013, cash outflows included approximately $106.5 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $26.1 million used to repay a secured mortgage note payable and approximately $2.1 million used to repay maturing secured notes payable. The cash outflows during the six months ended June 30, 2013 were partially offset by proceeds of approximately $41.0 million, net of payments, relating to draws on our unsecured line of credit and other short-term borrowings, net proceeds of approximately $40.2 million from the issuance of 0.6 million shares from our 2012 ATM program and proceeds of approximately $2.4 million from common share options exercised during the period. During the six months ended June 30, 2012, we received net proceeds of approximately $604.5 million from the issuance of 9.9 million common shares in an equity offering and our ATM programs and proceeds of approximately $8.7 million from common share options exercised during the period. The cash inflows during the six months ended June 30, 2012 was offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of 12 previously unconsolidated joint ventures we acquired in January 2012, $33.9 million used to repay a secured mortgage note payable and approximately $2.2 million used to repay maturing secured notes payable. Cash inflows during the six months ended June 30, 2012 were also offset by $100.0 million used to redeem our perpetual preferred units, and approximately $88.9 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

Financial Flexibility

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30,

2013, we had $40.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.2 million, leaving approximately $448.8 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At June 30, 2013, we had $1.0 million in short-term borrowings outstanding.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, an unlimited amount of common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the three and six months ended June 30, 2013 have been used for general corporate purposes, which included funding for development and capital improvement projects. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.

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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. Scheduled debt maturities for the remainder of 2013 total approximately $201.6 million, including scheduled principal amortizations of approximately $1.6 million. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional costs to complete the construction of eight consolidated projects to be approximately $331.0 million. Of this amount, we expect approximately $130 million to $140 million will be incurred during the remainder of 2013 and the rest of the costs be incurred during 2014 and 2015. Additionally, we also expect to incur between approximately $35 million and $45 million of additional reposition expenditures and between approximately $31 million and $35 million of additional other capital expenditures during the remainder of 2013.
We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement, and secured mortgages. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2013, we announced our Board of Trust Managers had declared a quarterly dividend of $0.63 per common share, to our common shareholders of record as of June 28, 2013. The dividend was subsequently paid on July 17, 2013, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2013, our annualized dividend rate for 2013 would be $2.52 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of June 30, 2013, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is accurately recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 26, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 26, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	July 26, 2013
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1
Third Amended and Restated Bylaws of Camden Property Trust, dated March 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed March 12, 2013 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 26, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 26, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.