Form 10-Q
period 2013-09-30
CAMDEN PROPERTY TRUST
filed 2013-11-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-6088377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Greenway Plaza, Suite 2400 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)
(713) 354-2500
(Registrant’s Telephone Number, Including Area Code)

3 Greenway Plaza, Suite 1300, Houston, TX 77046
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 25, 2013, 85,308,064 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2013	December 31, 2012
Assets
Real estate assets, at cost
Land	$967,121	$949,777
Buildings and improvements	5,596,754	5,389,674
	$6,563,875	$6,339,451
Accumulated depreciation	(1,619,325)	(1,518,896)
Net operating real estate assets	$4,944,550	$4,820,555
Properties under development, including land	438,968	334,463
Investments in joint ventures	43,338	45,092
Properties held for sale	58,765	30,517
Total real estate assets	$5,485,621	$5,230,627
Accounts receivable – affiliates	27,474	33,625
Other assets, net	112,520	88,260
Cash and cash equivalents	4,707	26,669
Restricted cash	60,889	5,991
Total assets	$5,691,211	$5,385,172
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,721,998	$1,538,212
Secured	943,039	972,256
Accounts payable and accrued expenses	124,336	101,896
Accrued real estate taxes	50,247	28,452
Distributions payable	56,793	49,969
Other liabilities	69,716	67,679
Total liabilities	$2,966,129	$2,758,464
Commitments and contingencies
Non-Qualified deferred compensation share awards	47,092	—
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,652 and 99,106 issued; 96,662 and 96,201 outstanding at September 30, 2013 and December 31, 2012, respectively	967	962
Additional paid-in capital	3,595,536	3,587,505
Distributions in excess of net income attributable to common shareholders	(571,935)	(598,951)
Treasury shares, at cost (11,354 and 11,771 common shares at September 30, 2013 and December 31, 2012, respectively)	(410,309)	(425,355)
Accumulated other comprehensive loss	(1,021)	(1,062)
Total common equity	$2,613,238	$2,563,099
Non-controlling interests	64,752	63,609
Total equity	$2,677,990	$2,626,708
Total liabilities and equity	$5,691,211	$5,385,172
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Property revenues
Rental revenues	$174,303	$155,984	$510,772	$447,728
Other property revenues	27,653	25,779	80,264	72,957
Total property revenues	$201,956	$181,763	$591,036	$520,685
Property expenses
Property operating and maintenance	$52,109	$49,531	$151,711	$140,662
Real estate taxes	21,618	17,932	64,919	53,085
Total property expenses	$73,727	$67,463	$216,630	$193,747
Non-property income
Fee and asset management	$3,096	$3,041	$8,817	$9,572
Interest and other income (loss)	86	3	1,176	(750)
Income (loss) on deferred compensation plans	2,315	(1,781)	5,212	3,820
Total non-property income	$5,497	$1,263	$15,205	$12,642
Other expenses
Property management	$5,353	$5,509	$16,578	$15,644
Fee and asset management	1,505	1,864	4,468	5,051
General and administrative	9,993	9,303	31,377	27,712
Interest	24,275	25,865	73,967	78,759
Depreciation and amortization	54,880	49,409	160,272	145,709
Amortization of deferred financing costs	875	909	2,689	2,721
Expense (benefit) on deferred compensation plans	2,315	(1,781)	5,212	3,820
Total other expenses	$99,196	$91,078	$294,563	$279,416
Gain on sale of land	—	—	698	—
Gain on acquisition of controlling interest in joint ventures	—	—	—	40,191
Equity in income of joint ventures	1,926	3,688	20,658	4,686
Income from continuing operations before income taxes	$36,456	$28,173	$116,404	$105,041
Income tax expense	(720)	(334)	(1,587)	(992)
Income from continuing operations	$35,736	$27,839	$114,817	$104,049
Income from discontinued operations	1,656	3,964	5,296	11,164
Gain on sale of discontinued operations, net of tax	34,410	—	91,059	32,541
Net income	$71,802	$31,803	$211,172	$147,754
Less income allocated to non-controlling interests from continuing operations	(1,074)	(1,025)	(3,026)	(2,807)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(8)	(75)	(1,778)	(872)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Net income attributable to common shareholders	$70,720	$30,703	$206,368	$141,224
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.39	$0.31	$1.26	$1.17
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.41	0.05	1.09	0.52
Net income attributable to common shareholders	$0.80	$0.36	$2.35	$1.69
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.39	$0.31	$1.25	$1.16
Income from discontinued operations, including gain on sale, attributable to common shareholders	0.41	0.04	1.09	0.51
Net income attributable to common shareholders	$0.80	$0.35	$2.34	$1.67
Distributions declared per common share	$0.63	$0.56	$1.89	$1.68
Weighted average number of common shares outstanding – basic	87,449	85,631	87,117	82,923
Weighted average number of common shares outstanding – diluted	87,902	86,293	88,429	84,694
Net income attributable to common shareholders
Income from continuing operations	$35,736	$27,839	$114,817	$104,049
Less income allocated to non-controlling interests from continuing operations	(1,074)	(1,025)	(3,026)	(2,807)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Income from continuing operations attributable to common shareholders	$34,662	$26,814	$111,791	$98,391
Income from discontinued operations, including gain on sale	$36,066	$3,964	$96,355	$43,705
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(8)	(75)	(1,778)	(872)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$36,058	$3,889	$94,577	$42,833
Net income attributable to common shareholders	$70,720	$30,703	$206,368	$141,224
Condensed Consolidated Statements of Comprehensive Income:
Net income	$71,802	$31,803	$211,172	$147,754
Other comprehensive income
Reclassification of prior service cost and net loss on post retirement obligations	14	7	41	23
Comprehensive income	$71,816	$31,810	$211,213	$147,777
Less income allocated to non-controlling interests from continuing operations	(1,074)	(1,025)	(3,026)	(2,807)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(8)	(75)	(1,778)	(872)
Less income allocated to perpetual preferred units	—	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	—	(2,075)
Comprehensive income attributable to common shareholders	$70,734	$30,710	$206,409	$141,247
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708
Net income			206,368			4,804	211,172
Other comprehensive income					41		41
Common shares issued	6	40,092					40,098
Net share awards	(1)	987		12,620			13,606
Employee share purchase plan		437		469			906
Common share options exercised		740		1,957			2,697
Change in classification of deferred compensation plan		(34,517)					(34,517)
Change in redemption value of non-qualified share awards			(12,928)				(12,928)
Diversification of share awards within deferred compensation plan		221	132				353
Conversions of operating partnership units		71				(71)	—
Cash distributions declared to equity holders			(166,556)			(3,590)	(170,146)
Equity, September 30, 2013	$967	$3,595,536	$(571,935)	$(410,309)	$(1,021)	$64,752	$2,677,990

See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			141,224			3,679	144,903	2,851
Other comprehensive income					23		23
Common shares issued	112	693,263					693,375
Net share awards		(2,477)		14,096			11,619
Employee share purchase plan		613		718			1,331
Common share options exercised		1,840		11,433			13,273
Conversions of operating partnership units	2	(450)				448	—
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders			(142,993)			(5,950)	(148,943)
Redemption of perpetual preferred units								(100,000)
Purchase of non-controlling interests		(13,285)				3,044	(10,241)
Equity, September 30, 2012	$959	$3,580,528	$(692,235)	$(425,756)	$(660)	$70,272	$2,533,108	$—
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$211,172	$147,754
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	163,573	156,423
Gain on acquisition of controlling interest in joint ventures	—	(40,191)
Gain on sale of discontinued operations, net of tax	(91,059)	(32,541)
Gain on sale of land	(698)	—
Distributions of income from joint ventures	7,935	3,064
Equity in income of joint ventures	(20,658)	(4,686)
Share-based compensation	10,682	9,950
Amortization of deferred financing costs	2,689	2,721
Net change in operating accounts and other	25,968	7,501
Net cash from operating activities	$309,604	$249,995
Cash flows from investing activities
Development and capital improvements	$(245,336)	$(202,730)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(224,109)	(305,258)
Proceeds from sale of land and discontinued operations	162,019	54,125
Investments in joint ventures	(1,126)	(6,706)
Distributions from investments in joint ventures	6,094	9,230
Increase in non-real estate assets	(15,103)	(2,918)
Change in restricted cash	(53,704)	(791)
Other	—	(3,395)
Net cash from investing activities	$(371,265)	$(458,443)
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$450,900	$79,000
Repayments on unsecured line of credit and other short-term borrowings	(267,900)	(45,000)
Repayment of notes payable	(29,217)	(345,592)
Proceeds from issuance of common shares	40,098	693,375
Distributions to common shareholders, perpetual preferred units and non-controlling interests	(163,290)	(138,641)
Redemption of perpetual preferred units	—	(100,000)
Payment of deferred financing costs	(827)	(757)
Common share options exercised	2,466	12,575
Net decrease in accounts receivable – affiliates	6,151	2,165
Other	1,318	1,754
Net cash from financing activities	$39,699	$158,879
Net decrease in cash and cash equivalents	(21,962)	(49,569)
Cash and cash equivalents, beginning of period	26,669	55,159
Cash and cash equivalents, end of period	$4,707	$5,590
Supplemental information
Cash paid for interest, net of interest capitalized	$56,500	$61,120
Cash paid for income taxes	2,116	1,548
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$56,793	$49,940
Value of shares issued under benefit plans, net of cancellations	20,555	21,226
Net change in redemption of non-qualified share awards	12,796	—
Conversion of operating partnership units to common shares	71	447
Accrual associated with construction and capital expenditures	21,502	14,428
Amount payable for purchase of non-controlling interest	—	10,241
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	—	272,606
Other liabilities assumed	—	6,640
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2013, we owned interests in, operated, or were developing 192 multifamily properties comprised of 66,278 apartment homes across the United States. Of the 192 properties, 12 properties were under construction, and when completed will consist of a total of 3,644 apartment homes. In addition, we own land holdings we may develop into multifamily apartment communities in the future.

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

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the full year.

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
The unamortized values of below market leases and in-place leases at September 30, 2013 and 2012 are as follows:

	September 30,
(in millions)	2013	2012
Unamortized value of below market leases	$0.4	$0.2
Unamortized value of in-place leases	$2.3	$3.3

Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Revenues related to below market leases	$0.2	$0.2	$0.9	$1.2
Amortization of in-place leases	$1.4	$2.4	$4.5	$10.8
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. There were no impairment charges recorded for the three and nine months ended September 30, 2013 and 2012, respectively.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.2 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively, and $10.8 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively. Capitalized real estate taxes were approximately $0.7 million for each of the three months ended September 30, 2013 and 2012, and $2.3 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

We also incur expenditures related to renovation and construction of office space we lease and capitalize these leasehold improvements as furniture, fixtures, equipment and other. We depreciate these costs using the straight-line method over the shorter of the lease term or the useful life of the improvement. During the third quarter of 2013, we relocated our corporate headquarters. In conjunction with this relocation, we capitalized approximately $11.3 million related to leasehold improvements which will be depreciated over the life of our new lease.

Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and below market leases)	underlying lease term

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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.9 million and 3.3 million for the three months ended September 30, 2013 and 2012, respectively, and was approximately 2.1 million and 2.4 million for the nine months ended September 30, 2013 and 2012, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$34,662	$26,814	$111,791	$98,391
Amount allocated to participating securities	(623)	(288)	(1,958)	(1,387)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$34,039	$26,526	$109,833	$97,004
Income from discontinued operations, including gain on sale, attributable to common shareholders	36,058	3,889	94,577	42,833
Net income attributable to common shareholders, as adjusted	$70,097	$30,415	$204,410	$139,837

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.39	$0.31	$1.26	$1.17
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.41	0.05	1.09	0.52
Net income attributable to common shareholders, as adjusted – per share	$0.80	$0.36	$2.35	$1.69

Weighted average number of common shares outstanding – basic	87,449	85,631	87,117	82,923

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$34,039	$26,526	$109,833	$97,004
Income allocated to common units from continuing operations	—	—	947	985
Income from continuing operations attributable to common shareholders, as adjusted	$34,039	$26,526	$110,780	$97,989
Income from discontinued operations, including gain on sale, attributable to common shareholders	36,058	3,889	94,577	42,833
Income from discontinued operations allocated to common units	—	—	1,778	852
Net income attributable to common shareholders, as adjusted	$70,097	$30,415	$207,135	$141,674

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earnings per share calculation – diluted (continued)
Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.39	$0.31	$1.25	$1.16
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	0.41	0.04	1.09	0.51
Net income attributable to common shareholders, as adjusted – per share	$0.80	$0.35	$2.34	$1.67

Weighted average number of common shares outstanding – basic	87,449	85,631	87,117	82,923
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	453	662	497	655
Common units	—	—	815	1,116
Weighted average number of common shares outstanding – diluted	87,902	86,293	88,429	84,694

4. Common Shares

In May 2012, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the nine months ended September 30, 2013 were used for general corporate purposes, which included funding for development and capital improvement projects.

The following table presents activity under our 2012 ATM program for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total net consideration	$—	$88,915.9	$40,097.6	$173,627.6
Common shares sold	—	1,302.5	555.1	2,607.9
Average price per share	$—	$69.34	$73.73	$67.63

At September 30, 2013, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to quarter end through the date of this filing.

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

The following table presents activity under our 2011 ATM program for the three and nine months ended September 30, 2012 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Total net consideration	$—	$128,128.0
Common shares sold	—	1,971.4
Average price per share	$—	$66.01

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
5. Property Acquisitions, Discontinued Operations, and Assets Held for Sale
Acquisitions. During April 2013, we acquired one operating property, Camden Post Oak, comprised of 356 apartment homes, located in Houston, Texas for approximately $108.5 million. During September 2013, we acquired two operating properties: Camden Sotelo, comprised of 170 apartment homes, located in Tempe, Arizona for approximately $34.0 million and Camden Vantage, comprised of 592 apartment homes, located in Atlanta, Georgia for approximately $82.5 million. During June 2013, we acquired approximately 38.8 acres in three land parcels located in Scottsdale, Chandler, and Tempe, Arizona for approximately $25.8 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisition of the operating properties described above as of the acquisition date (in millions):

Assets acquired:
Buildings and improvements	$192.0
Land	29.5
Intangible and other assets	4.5
Total assets acquired	$226.0

Liabilities assumed:
Other liabilities	$1.9
Total liabilities assumed	$1.9
Net assets acquired	$224.1

The three operating properties acquired as discussed above contributed revenues of approximately $5.4 million and property expenses of approximately $2.2 million from the respective acquisition dates through September 30, 2013.

Discontinued Operations. For the three and nine months ended September 30, 2013, income from discontinued operations, included the results of operations of two operating properties, Camden Centennial and Camden Pinnacle, comprised of 500 apartment homes, sold on September 30, 2013. Our restricted cash balance at September 30, 2013 included approximately $54.1 million in proceeds from the disposition of these two properties which was held with a qualified intermediary for use in a like-kind exchange. Discontinued operations for the nine months ended September 30, 2013 also included the results of operations of two operating properties, Camden Reserve and Camden Live Oaks, comprised of 1,296 apartment homes sold in January and April 2013, respectively.

For the three and nine months ended September 30, 2012, income from discontinued operations included the results of operations of the four operating properties sold in 2013, as discussed above, and also included the results of operations of 11 operating properties, Camden Vista Valley, Camden Landings, Camden Creek, Camden Laurel Ridge, Camden Steeplechase, Camden Sweetwater, Camden Valleybrook, Camden Park Commons, Camden Forest, Camden Baytown, and Camden Westview, comprised of 3,213 apartment homes, sold during 2012.

Discontinued operations for the three and nine months ended September 30, 2013 and 2012 also included the results of operations of five operating properties, Camden Gardens, Camden Springs, Camden Fountain Palms, Camden Sierra, and Camden Towne Center, comprised of 1,280 apartment homes, classified as held for sale at September 30, 2013. Two of these properties, Camden Gardens and Camden Springs, were sold in October 2013 for approximately $34.6 million.

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Property revenues	$4,455	$13,545	$14,988	$40,528
Property expenses	(1,891)	(6,181)	(6,391)	(18,614)
	$2,564	$7,364	$8,597	$21,914
Interest	—	—	—	(36)
Depreciation and amortization	(908)	(3,400)	(3,301)	(10,714)
Income from discontinued operations	$1,656	$3,964	$5,296	$11,164

Gain on sale of discontinued operations, net of tax	$34,410	$—	$91,059	$32,541

During the nine months ended September 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

6. Investments in Joint Ventures
As of September 30, 2013, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three joint ventures. We have a 20% ownership interest in each of these joint ventures. We currently provide property and asset management services to each of these joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined basis balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	September 30, 2013	December 31, 2012
Total assets	$826.6	$917.8
Total third-party debt	563.2	712.7
Total equity	234.9	165.2

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2013	2012		2013	2012
Total revenues (1)	$27.7	$26.6	(2)	$80.5	$79.2	(2)
Net income	2.2	15.3		102.2	13.5
Equity in income (3)	1.9	3.7		20.7	4.7

(1)
Excludes approximately $10.3 million for the nine months ended September 30, 2013, and approximately $6.5 million and $19.5 million for the three and nine months ended September 30, 2012, respectively, relating to the discontinued operations from the sale of 14 operating properties within one of our unconsolidated joint ventures during the second quarter of 2013. Additionally, excludes approximately $6.6 million and $20.4 million for the three and nine months ended September 30, 2012, respectively, related to the discontinued operations from the sale of seven operating properties within two of our unconsolidated joint ventures during the third and fourth quarters of 2012.

(2)
Includes approximately $1.3 million of revenues for the three months ended September 30, 2012 related to one previously unconsolidated joint venture acquired by us in December 2012 and approximately $6.6 million of revenues for the nine months ended September 30, 2012 related to this joint venture and 12 previously unconsolidated joint ventures acquired by us in January 2012.

(3)	Equity in income excludes our ownership interest of fee income from various property and asset management services provided by us to our joint ventures.

The joint ventures in which we have a partial interest have been funded in part with secured third-party debt. As of September 30, 2013, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $2.4 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $7.5 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties, Oasis Bay, Oasis Crossings, Oasis Emerald, Oasis Gateway, Oasis Island, Oasis Landing, Oasis Meadows, Oasis Palms, Oasis Pearl, Oasis Place, Oasis Ridge, Oasis Sierra, Oasis Springs, and Oasis Vinings, comprised of 3,098 apartment homes, located in Las Vegas, Nevada, for approximately $200.2 million. Our proportionate share of the gain was approximately $13.0 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $3.8 million during the second quarter of 2013, and $1.2 million during the third quarter of 2013. Our proportionate share of the gain and the promoted equity interest were reported as components of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	September 30, 2013	December 31, 2012
Commercial Banks
Unsecured line of credit and short-term borrowings	$183.0	$—

Senior unsecured notes
5.45% Notes, due 2013	200.0	199.9
5.08% Notes, due 2015	249.7	249.5
5.75% Notes, due 2017	246.4	246.3
4.70% Notes, due 2021	248.8	248.7
3.07% Notes, due 2022	346.5	346.3
5.00% Notes, due 2023	247.6	247.5
	1,539.0	1,538.2

Total unsecured notes payable	1,722.0	1,538.2

Secured notes
1.00% – 6.00% Conventional Mortgage Notes, due 2014 – 2045	906.4	934.6
Tax-exempt Mortgage Note due 2028 (1.26% floating rate)	36.6	37.7
	943.0	972.3
Total notes payable	$2,665.0	$2,510.5

Other floating rate debt included in secured notes (1.00%)	$175.0	$175.0

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2013, we had $170.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.0 million, leaving approximately $319.0 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At September 30, 2013, we had $13.0 million short-term borrowings outstanding.

In January 2013, we repaid a 4.95% secured conventional mortgage note which was scheduled to mature on April 1, 2013 for approximately $26.1 million.

At September 30, 2013 and 2012, the weighted average interest rate on our floating rate debt, which includes our unsecured line of credit and short-term borrowings, was approximately 1.0% and 1.1%, respectively.

Our indebtedness, which includes our unsecured line of credit and short-term borrowings, had a weighted average maturity of 6.1 years at September 30, 2013. Scheduled repayments on outstanding debt, including our unsecured line of credit, short-term borrowings and scheduled principal amortizations, and the respective weighted average interest rate on maturing debt at September 30, 2013, were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2013	$200.8	5.5%
2014	35.4	3.2
2015	435.0	3.3
2016 (1)	2.2	—
2017	249.2	5.8
Thereafter	1,742.4	4.2
Total	$2,665.0	4.3%
(1) Includes only scheduled principal amortizations.

8. Share-based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and on May 11, 2011 our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the “2011 Share Plan”). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

•
Each share issued or to be issued in connection with an award, other than an option, right or other award which does not deliver the full value at grant of the underlying shares, will be counted against the Fungible Pool Limit as 3.45 fungible pool units;

•
Options and other awards which do not deliver the full value at grant of the underlying shares and which expire more than five years from date of grant will be counted against the Fungible Pool Limit as one fungible pool unit; and

•
Options, rights and other awards which do not deliver the full value at grant and expire five years or less from the date of grant will be counted against the Fungible Pool Limit as 0.83 of a fungible pool unit.

At September 30, 2013, approximately 6.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.9 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit-to-full value award conversion ratio.

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

Options. Approximately 0.2 million and 0.5 million options were exercised during the nine months ended September 30, 2013 and 2012, respectively. The options were exercised at prices ranging from $30.06 to $62.32 per option during the nine months ended September 30, 2013, and at prices ranging from $30.06 to $51.37 per option during the nine months ended September 30, 2012. The total intrinsic value of options exercised was approximately $5.2 million and $12.0 million during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was approximately $0.1 million of total unrecognized compensation cost related to unvested options, which is expected to be amortized over the next year. At September 30, 2013, outstanding options and exercisable options had a weighted average remaining life of approximately 3.5 years and 3.1 years, respectively.

The following table summarizes outstanding share options and exercisable options at September 30, 2013:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	228,012	$33.14	130,107	$35.46
$42.90-$43.94	108,947	43.43	108,947	43.43
$45.53-$62.32	298,609	47.39	298,609	47.39
Total options	635,568	$41.60	537,663	$43.70

(1)
The aggregate intrinsic value of outstanding and exercisable options at September 30, 2013 was $12.6 million and $9.6 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $61.44 per share on September 30, 2013 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options have been granted in 2013.

Share Awards and Vesting. Share awards generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2013, the unamortized value of previously issued unvested share awards was approximately $40.1 million, which is expected to be amortized over the next four years. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was approximately $14.9 million and $13.4 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.9 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $11.3 million and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively. Total capitalized compensation cost for option and share awards was approximately $0.5 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.6 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	349,565	69.59
Exercised/vested	(182,664)	41.52	(296,373)	50.43
Forfeited	(20,522)	73.32	(65,076)	57.90
Total options and nonvested share awards outstanding at September 30, 2013	635,568	$41.60	850,369	$59.98

Non-Qualified Deferred Compensation Plan. In July 2013, we entered into an Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan (the "Plan") to permit diversification of fully vested share awards into other equity securities subject to a six month holding period. As a result of these modifications, the fully vested awards and the proportionate share of nonvested awards eligible for diversification were reclassified from additional paid in capital to temporary equity in our Condensed Consolidated Balance Sheets. The share awards are adjusted to their redemption value at each reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our Condensed Consolidated Statements of Equity and Perpetual Preferred Units.

The following table summarizes the share award activity since the effective date of the amended and restated Plan through September 30, 2013:

(in thousands)
Balance at December 31, 2012	$—
Change in classification	34,517
Change in redemption value	12,928
Diversification of share awards	(353)
Balance at September 30, 2013	$47,092

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Change in assets:
Other assets, net	$(8,964)	$(8,765)
Change in liabilities:
Accounts payable and accrued expenses	6,737	11,759
Accrued real estate taxes	21,470	20,230
Other liabilities	5,939	(16,322)
Other	786	599
Change in operating accounts and other	$25,968	$7,501

10. Commitments and Contingencies
Construction Contracts. As of September 30, 2013, we estimate the additional costs to complete 10 consolidated projects currently under construction to be approximately $412.2 million. We expect to fund these amounts through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, equity issued from our ATM program, the use of debt and equity offerings under our automatic shelf registration statement, and secured mortgages.

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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2013, we had made earnest money deposits of approximately $2.3 million for potential acquisitions of operating properties and land, of which approximately $1.3 million is non-refundable.

Lease Commitments. At September 30, 2013, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for each of the three months ended September 30, 2013 and 2012, respectively, and approximately $2.1 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. Minimum annual rental commitments for the remainder of 2013 are $0.7 million, and for the years ending December 31, 2014 through 2017 are approximately $3.1 million, $1.9 million, $2.2 million, and $2.2 million, respectively, and approximately $16.4 million in the aggregate thereafter.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of investments by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of land or of a community in our sole discretion is limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.

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

We have provided for income, franchise and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012 as income tax expense. For the three and nine months ended September 30, 2013, income tax expense is primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2013.

12. Fair Value Disclosures

Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 under the fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$40.8	$—	$—	$40.8	$35.0	$—	$—	$35.0

(1)	Approximately $1.2 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2013.

Financial Instrument Fair Value Disclosures. As of September 30, 2013 and December 31, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.
In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,270.4	$2,366.3	$2,297.8	$2,518.1
Floating rate notes payable (1)	394.6	384.7	212.7	203.4

(1)	Includes balances outstanding under our unsecured line of credit and short-term borrowings.

Non-recurring Fair Value Disclosures. There were no events during the nine months ended September 30, 2013 or 2012 which required fair value adjustments of our non-financial assets and non-financial liabilities.

13. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the nine months ended September 30:

(in thousands)	2013	2012
Net income attributable to common shareholders	$206,368	$141,224
Transfers from the non-controlling interests:
Increase (decrease) in equity for conversion of operating partnership units	71	(448)
Decrease in additional paid-in-capital for purchase of remaining non-controlling ownership interest in a consolidated joint venture	—	(13,285)
Change in common equity and net transfers from non-controlling interests	$206,439	$127,491

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

Executive Summary
We are primarily engaged in the ownership, management, development, acquisition, and construction of multifamily apartment communities. As of September 30, 2013, we owned interests in, operated, or were developing 192 multifamily properties comprised of 66,278 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings we may develop into multifamily apartment communities.
Property Operations
Our results for the nine months ended September 30, 2013 reflect an increase in rental revenue as compared to the same period in 2012, which we believe was primarily due to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing, which have resulted in increases in realized rental rates and stable average occupancy levels. Same store revenues increased 5.2% for the first nine months of 2013, as compared to the same period in 2012. We believe U.S. economic and employment growth is likely to continue during 2013 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain prevalent, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At September 30, 2013, we had a total of 12 projects under construction comprised of 3,644 apartment homes, including two projects comprised of 566 units in our discretionary funds, with initial occupancy scheduled to occur within the next 24 months. Excluding the projects owned by our discretionary funds, as of September 30, 2013, we estimate the additional costs to complete the construction of 10 consolidated projects to be approximately $412.2 million.
Acquisitions
During the nine months ended September 30, 2013, we acquired three operating properties comprised of 1,118 apartment homes, located in Houston, Texas, Tempe, Arizona and Atlanta, Georgia, for approximately $225.0 million. In June 2013, we acquired approximately 38.8 acres in three land parcels located in Scottsdale, Chandler, and Tempe, Arizona, for approximately $25.8 million.
Dispositions
During the nine months ended September 30, 2013, we sold four operating properties comprised of 1,796 apartment homes located in Tampa and Orlando, Florida, and Littleton and Westminster, Colorado. In October 2013, we sold two operating properties comprised of 560 apartment homes located in Dallas, Texas.
In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties comprised of 3,098 apartment homes located in Las Vegas, Nevada. Our proportionate share of the gain was approximately $13.0 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.0 million.
During the nine months ended September 30, 2013, we also sold two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current construction communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.
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
As of September 30, 2013, we had approximately $4.7 million in cash and cash equivalents and approximately $54.1 million in restricted cash related to proceeds from the property sales on September 30, 2013 which was held with a qualified intermediary for use in a like-kind exchange. Additionally, we had $319.0 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2013 are manageable at approximately $200.8 million, which represents approximately 7.5% of our total outstanding debt and includes scheduled principal amortizations of approximately

$0.8 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2013		December 31, 2012
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,064	26	8,440	24
Dallas, Texas (1)	6,227	16	6,227	16
Washington, D.C. Metro	6,083	18	5,791	17
Tampa, Florida	5,723	14	6,493	15
Las Vegas, Nevada	4,918	15	8,016	29
Atlanta, Georgia	3,943	12	3,351	11
Orlando, Florida	3,676	9	4,202	10
Charlotte, North Carolina	3,134	13	3,134	13
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Phoenix, Arizona (2)	2,815	10	2,645	9
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	1,941	6	2,441	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	2,360	6	2,285	6
Total Operating Properties	62,634	180	65,775	193
Properties Under Construction
Austin, Texas	614	2	314	1
Charlotte, North Carolina	589	2	—	—
Phoenix, Arizona	454	2	—	—
Denver, Colorado	424	1	424	1
Atlanta, Georgia	379	1	379	1
Washington, D.C. Metro	320	1	596	2
Los Angeles/Orange County, California	303	1	303	1
Orlando, Florida	300	1	300	1
Southeast Florida	261	1	261	1
Houston, Texas	—	—	268	1
Total Properties Under Construction	3,644	12	2,845	9
Total Properties	66,278	192	68,620	202
Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	3,152	10	3,152	10
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina	266	1	—	—
Atlanta, Georgia	234	1	234	1
Las Vegas, Nevada	—	—	3,098	14
Other	798	3	798	3
Total Unconsolidated Joint Venture Properties	8,436	26	11,268	39
Total Properties Fully Consolidated	57,842	166	57,352	163

(1)	Includes two properties consisting of 560 apartment homes which were included in properties held for sale at September 30, 2013. These properties were sold in October 2013.

(2)	Includes three properties consisting of 720 apartment homes which were included in properties held for sale at September 30, 2013.

(3)	Refer to Note 6, “Investments in Joint Ventures” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

Acquisitions
During the nine months ended September 30, 2013, we completed the acquisition of three operating properties and acquired three land parcels as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition
Camden Post Oak	Houston, TX	356	4/10/2013
Camden Sotelo	Tempe, AZ	170	9/11/2013
Camden Vantage	Atlanta, GA	592	9/18/2013
Consolidated total		1,118

Location of Acquired Land	Acres	Date of Acquisition
Chandler, AZ	21.7	6/12/2013
Scottsdale, AZ	9.3	6/12/2013
Tempe, AZ	7.8	6/12/2013
Consolidated total	38.8
Dispositions
During the nine months ended September 30, 2013, we sold four operating properties and one of our unconsolidated joint ventures, in which we own a 20% interest, sold its 14 operating properties as follows:

Dispositions of Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Live Oaks	Tampa, FL	770	1/17/2013
Camden Reserve	Orlando, FL	526	4/10/2013
Camden Centennial	Littleton, CO	276	9/30/2013
Camden Pinnacle	Westminster, CO	224	9/30/2013
Consolidated total		1,796

Oasis Bay	Las Vegas, NV	128	5/23/2013
Oasis Crossings	Las Vegas, NV	72	5/23/2013
Oasis Emerald	Las Vegas, NV	132	5/23/2013
Oasis Gateway	Las Vegas, NV	360	5/23/2013
Oasis Island	Las Vegas, NV	118	5/23/2013
Oasis Landing	Las Vegas, NV	144	5/23/2013
Oasis Meadows	Las Vegas, NV	383	5/23/2013
Oasis Palms	Las Vegas, NV	208	5/23/2013
Oasis Pearl	Las Vegas, NV	90	5/23/2013
Oasis Place	Las Vegas, NV	240	5/23/2013
Oasis Ridge	Las Vegas, NV	477	5/23/2013
Oasis Sierra	Las Vegas, NV	208	5/23/2013
Oasis Springs	Las Vegas, NV	304	5/23/2013
Oasis Vinings	Las Vegas, NV	234	5/23/2013
Unconsolidated total		3,098
During October 2013, we sold two operating properties, Camden Gardens and Camden Springs, located in Dallas, Texas consisting of 560 apartment homes.
During the nine months ended September 30, 2013, we sold two land holdings as follows:

Location of Disposed Land	Acres	Date of Disposition
Atlanta, GA	2.0	1/15/2013
Houston, TX	1.7	2/15/2013
Consolidated total	3.7

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy during the quarter. During the nine months ended September 30, 2013, stabilization was achieved at four recently-completed consolidated operating properties as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Occupied at 10/27/13	Date of Construction Completion	Date of Stabilization
Camden Royal Oaks II
Houston, TX	104	$13.3	100%	1Q12	2Q13
Camden Town Square
Orlando, FL	438	59.1	95%	4Q12	2Q13
Camden City Centre II
Houston, TX	268	33.5	96%	2Q13	3Q13
Camden Miramar Phase IX (1)
Corpus Christi, TX	75	5.8	99%	3Q13	3Q13
Consolidated total	885	$111.7
(1) Represents the completed units for Phase IX of Camden Miramar, our one student housing community.
Completed Construction in Lease-Up
At September 30, 2013, one of our unconsolidated joint ventures had one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 10/27/13	Date of Construction Completion	Estimated Date of Stabilization
South Capitol (1)
Washington, DC	276	$76.9	54%	3Q13	3Q14
(1) Property owned through an unconsolidated joint venture in which we own a 20% interest.
Our condensed consolidated balance sheet at September 30, 2013 included approximately $439.0 million related to properties under development and land. Of this amount, approximately $293.8 million related to our projects currently under construction. In addition, we had approximately $145.2 million primarily invested in land held for future development and land holdings, which included approximately $92.6 million related to projects we expect to begin constructing during the next two years and approximately $52.6 million invested in land holdings which we may develop in the future.

Communities Under Construction. At September 30, 2013, we had 10 consolidated properties and two properties held by two of our unconsolidated joint ventures in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden NOMA
Washington, DC	320	$110.0	$92.7	$92.7	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	20.1	20.1	2Q14	3Q15
Camden Flatirons
Denver, CO	424	78.0	35.8	35.8	4Q14	4Q16
Camden Glendale
Glendale, CA	303	115.0	46.4	46.4	3Q15	1Q16
Camden Boca Raton
Boca Raton, FL	261	54.0	17.6	17.6	4Q14	1Q16
Camden Paces
Atlanta, GA	379	110.0	38.5	38.5	2Q15	2Q17
Camden La Frontera
Round Rock, TX	300	36.0	7.0	7.0	1Q15	4Q15
Camden Foothills
Scottsdale, AZ	220	50.0	14.1	14.1	2Q15	3Q15
Camden Hayden (1)
Tempe, AZ	234	48.0	10.7	10.7	2Q15	3Q15
Camden Gallery
Charlotte, NC	323	58.0	10.9	10.9	4Q15	2Q16
Consolidated total	3,078	$706.0	$293.8	$293.8

Camden Waterford Lakes (2)(3)
Orlando, FL	300	$40.0	$27.0	$27.0	3Q14	4Q15
Camden Southline (2)
Charlotte, NC	266	48.0	10.4	10.4	3Q15	4Q15
Unconsolidated total	566	$88.0	$37.4	$37.4

(1)	Formerly known as Camden Vida.

(2)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

(3)	Property in lease-up as of September 2013 and was 16% leased at October 27, 2013.

Development Pipeline Communities. At September 30, 2013, we had seven consolidated properties undergoing development activities as follows:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Victory Park
Dallas, TX	423	$82.0	$16.8
Camden Hollywood
Los Angeles, CA	287	145.0	27.4
Camden Chandler (2)
Chandler, AZ	380	75.0	6.1
Camden Atlantic
Plantation, FL	286	62.0	10.4
Camden Lincoln Station
Denver, CO	275	48.0	5.7
Camden McGowen Station
Houston, TX	251	40.0	7.7
Camden Buckhead
Atlanta, GA	390	70.0	18.5
Consolidated total	2,292	$522.0	$92.6

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Formerly known as Camden Desert Stone.

Land Holdings. At September 30, 2013, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Washington, DC	0.9	$17.9
Dallas, TX	7.2	8.6
Houston, TX	11.5	6.5
Atlanta, GA	3.0	5.3
Las Vegas, NV	19.6	4.2
Other	4.8	10.1
Total	47.0	$52.6

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2013 and 2012 are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average monthly property revenue per apartment home	$1,276	$1,220	$1,255	$1,193
Annualized total property expenses per apartment home	$5,591	$5,432	$5,520	$5,328
Weighted average number of operating apartment homes owned 100%	52,743	49,678	52,324	48,483
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.5%	95.2%	95.3%

*	Our one student housing community is excluded from this calculation.

Property-level operating results (1)
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012:

($ in thousands)	Apartment Homes At 9/30/13	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
		2013	2012	$	%	2013	2012	$	%
Property revenues:
Same store communities	42,005	$160,058	$153,442	$6,616	4.3%	$472,271	$449,044	$23,227	5.2%
Non-same store communities	11,479	40,513	26,998	13,515	50.1	114,082	66,835	47,247	70.7
Development and lease-up communities	3,078	—	—	—	—	—	—	—	—
Other	—	1,385	1,323	62	4.7	4,683	4,806	(123)	(2.6)
Total property revenues	56,562	$201,956	$181,763	$20,193	11.1%	$591,036	$520,685	$70,351	13.5%
Property expenses:
Same store communities	42,005	$57,798	$56,593	$1,205	2.1%	$171,838	$166,085	$5,753	3.5%
Non-same store communities	11,479	15,302	10,237	5,065	49.5	42,253	25,234	17,019	67.4
Development and lease-up communities	3,078	—	—	—	—	—	—	—	—
Other	—	627	633	(6)	(0.9)	2,539	2,428	111	4.6
Total property expenses	56,562	$73,727	$67,463	$6,264	9.3%	$216,630	$193,747	$22,883	11.8%

(1)
Same store communities are communities we owned and were stabilized since January 1, 2012. Non-same store communities are stabilized communities which we have not owned or were not stabilized since January 1, 2012. Development and lease-up communities are non-stabilized communities we have acquired or developed after January 1, 2012. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses primarily relating to land holdings not under active development. Properties held for sale are excluded from the above results.

Same store analysis
Same store rental revenues increased approximately $6.0 million and $20.9 million during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to increases in average rental rates for our same store portfolio of 4.9% and 5.3% for the three and nine months ended September 30, 2013, respectively. We believe these increases were primarily due to a gradually improving economy, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $0.6 million and $2.3 million increase in other property revenue during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 primarily due to an increase in miscellaneous income. The increase during the nine months ended September 30, 2013 was also due to increases in revenues from ancillary income from our utility rebilling programs.

Property expenses from our same store communities increased approximately $1.2 million, or 2.1%, for the three months ended September 30, 2013, and increased approximately $5.8 million, or 3.5%, for the nine months ended September 30, 2013, as compared to the same periods in 2012. These increases were primarily due to higher real estate taxes and higher property insurance expenses. The increase in real estate taxes was a result of increased property valuations and property tax rates at a number of our communities. The increase in property insurance expenses was due to higher insurance premiums as well as higher levels of self-insured losses. These increases were partially offset by lower repairs and maintenance costs and marketing and leasing costs. For the nine months ended September 30, 2013, these increases were further offset by lower utility expenses, including costs associated with our utility rebilling programs which were primarily due to lower trash removal expenses, offset partially by higher water and cable television costs.

Non-same store analysis
Property revenues from non-same store communities increased approximately $13.5 million and $47.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Property expenses from non-same store communities increased approximately $5.1 million and $17.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to revenues and expenses recognized during the three and nine months ended September 30, 2013 related to the acquisition of seven operating properties during 2012, the acquisition of three operating properties in 2013, and the acquisition of one previously unconsolidated joint venture community during December 2012. These increases were also due to revenues and expenses recognized during the three and nine months ended September 30, 2013 related to four operating properties reaching stabilization during 2012, and three operating properties and 75 units at one of our consolidated operating properties reaching stabilization during the nine months ended September 30, 2013. The increases in revenues and expenses for the nine months ended September 30, 2013 were also due to the acquisition by us of nine previously unconsolidated joint venture communities in the first quarter of 2012. The remaining increases related to increases in revenues at our other non-same store communities. The following table details the impact in our revenues and expenses as discussed above:

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues from acquisitions	$10.1	$33.6
Revenues from new stabilized properties	3.3	13.3
Other	0.1	0.3
	$13.5	$47.2

Expenses from acquisitions	$3.9	$12.5
Expenses from new stabilized properties	1.1	4.4
Other	0.1	0.1
	$5.1	$17.0

Non-property income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Fee and asset management	$3,096	$3,041	$55	1.8%	$8,817	$9,572	$(755)	(7.9)%
Interest and other income (loss)	86	3	83	*	1,176	(750)	1,926	*
Income (loss) on deferred compensation plans	2,315	(1,781)	4,096	230.0	5,212	3,820	1,392	36.4
Total non-property income	$5,497	$1,263	$4,234	335.2%	$15,205	$12,642	$2,563	20.3%

*	Not a meaningful percentage

Fee and asset management income increased approximately $0.1 million and decreased approximately $0.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The slight increase for the three months ended September 30, 2013 was primarily due to higher construction fees and property management fees due to an increase in third party construction activity and an increase in fees earned on our stabilized joint ventures due to an increase in property revenues. This increase was almost entirely offset by a decrease in property management fees due to the sale of seven operating properties by two of our unconsolidated joint ventures during 2012, the sale of its 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the acquisition of a previously unconsolidated joint venture community in December 2012.

The $0.8 million decrease in fee and asset management income for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the sale of 21 operating properties by three unconsolidated joint ventures during 2012 and 2013, as discussed above, and the acquisition of a previously unconsolidated joint venture community in December 2012. The decrease was partially offset by higher construction fees due to an increase in third party construction activity, offset by a decrease in construction and development fees earned due to the timing of development communities started and completed by our funds during 2012 and 2013.

Interest and other income (loss) increased approximately $1.9 million for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily due to approximately $1.0 million recognized in the second quarter of 2013 from the release of a deed restriction on a parcel of land sold to an unaffiliated third-party in 2006. The increase was also due to a loss of approximately $0.7 million recognized during the nine months ended September 30, 2012 relating to a non-designated derivative which matured in October 2012.

Our deferred compensation plans recognized income of approximately $2.3 million and incurred a loss of approximately $1.8 million during the three months ended September 30, 2013 and 2012, respectively, and recognized income of approximately $5.2 million and $3.8 million during the nine months ended September 30, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Property management	$5,353	$5,509	$(156)	(2.8)%	$16,578	$15,644	$934	6.0%
Fee and asset management	1,505	1,864	(359)	(19.3)	4,468	5,051	(583)	(11.5)
General and administrative	9,993	9,303	690	7.4	31,377	27,712	3,665	13.2
Interest	24,275	25,865	(1,590)	(6.1)	73,967	78,759	(4,792)	(6.1)
Depreciation and amortization	54,880	49,409	5,471	11.1	160,272	145,709	14,563	10.0
Amortization of deferred financing costs	875	909	(34)	(3.7)	2,689	2,721	(32)	(1.2)
Expense (benefit) on deferred compensation plans	2,315	(1,781)	4,096	230.0	5,212	3,820	1,392	36.4
Total other expenses	$99,196	$91,078	$8,118	8.9%	$294,563	$279,416	$15,147	5.4%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.9 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily due to higher salaries, benefits, and incentive compensation expenses, and higher costs due to the timing of training and education programs provided to our regional employees. Property management expense was 2.7% and 3.0% of total property revenues for the three months ended September 30, 2013 and 2012, respectively, and 2.8% and 3.0% of total property revenues for the nine months ended September 30, 2013 and 2012, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decreases were primarily due to a decrease in expenses relating to the sale of seven operating properties by two of our unconsolidated joint ventures during 2012, the sale of its 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the acquisition of a previously unconsolidated joint venture community during 2012. The decreases were also due to lower expenses related to management of development communities due to the timing of communities started and completed by our funds during 2012 and 2013. The decrease during the nine months ended September 30, 2013 was also due to lower internal acquisition costs during this period, due to the closing of the investment period for future operating properties in one of our discretionary funds during the second quarter of 2012. These decreases were partially offset by higher expenses related to an increase in third-party construction activity during the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

General and administrative expense increased approximately $0.7 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to increases in salaries, benefits and incentive compensation expenses due to salary increases and higher deferred compensation amortization costs resulting from an increase in the value of awards granted in 2012 and 2013 as compared to the value of awards which were fully vested during the nine months ended September 30, 2012. Additionally, the increases were due to increases in professional and consulting fees of approximately $0.4 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase for the nine months ended September 30, 2013 was also due to the net cost of approximately $0.6 million relating to the retirement of an executive officer in July 2013. General and administrative expenses were 4.9% and 5.0% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended September 30, 2013 and 2012, respectively, and 5.2% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the each of the nine months ended September 30, 2013 and 2012.

Interest expense for the three and nine months ended September 30, 2013 decreased approximately $1.6 million and $4.8 million, respectively, as compared to the same periods in 2012. These decreases were primarily due to the repayment of one secured note payable in June 2012, three secured notes payable and one unsecured note payable during the fourth quarter of 2012, and one secured note payable in January 2013. These decreases were also due to higher capitalized interest during the three and nine months ended September 30, 2013 of approximately $1.1 million and $1.4 million, respectively, due to higher average balances in our development pipeline. The decrease during the nine months ended September 30, 2013 was also due to lower interest expense related to the repayment in January 2012 of secured notes payable assumed in connection with the acquisition of nine previously unconsolidated joint ventures in January 2012. The decreases during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, were partially offset by interest expense related to a secured note payable assumed in connection with the acquisition of a previously unconsolidated joint venture in December 2012 and the issuance of $350 million senior unsecured notes payable in December 2012.
Depreciation and amortization expense increased approximately $5.5 million and $14.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. These increases were primarily due to the acquisition of seven operating properties during 2012, the acquisition of three operating properties during 2013, and the acquisition of a previously unconsolidated joint venture community in December 2012. These increases were also due to the completion of units in our development pipeline, the completion of repositions during the three and nine months ended September 30, 2013, and an increase in capital improvements placed in service during 2012 and 2013. These increases were partially offset by lower amortization of in-place leases relating to the acquisition of nine previously unconsolidated joint venture communities in January 2012 which were amortized through July 2012.

Our deferred compensation plans incurred expenses of approximately $2.3 million and had a benefit of approximately $1.8 million during the three months ended September 30, 2013 and 2012, respectively, and expenses of approximately $5.2 million and $3.8 million during the nine months ended September 30, 2013 and 2012, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Gain on sale of land	$—	$—	$—	—%	$698	$—	$698	*%
Gain on acquisition of controlling interest in joint ventures	—	—	—	—	—	40,191	(40,191)	*
Equity in income of joint ventures	1,926	3,688	(1,762)	*	20,658	4,686	15,972	*
Income tax expense – current	(720)	(334)	386	115.6	(1,587)	(992)	595	60.0

*	Not a meaningful percentage.
During the nine months ended September 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.

In January 2012, we acquired the 80% ownership interests in 12 previously unconsolidated joint ventures not previously owned by us, resulting in these entities being wholly-owned. The acquisition resulted in a gain of approximately $40.2 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis.

Equity in income of joint ventures decreased approximately $1.8 million and increased approximately $16.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decrease for the three months ended September 30, 2013 was primarily due to a $2.9 million proportionate share of a gain recognized during the three months ended September 30, 2012 relating to the sale of one operating property by one of our funds, partially offset by the recognition of approximately $1.2 million promoted equity interest as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures.
The $16.0 million increase in equity in income of joint ventures for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $13.0 million proportionate share of the gain relating to the sale by one of our unconsolidated joint ventures of its 14 operating properties in May 2013. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.0 million related to this unconsolidated joint venture. The increase was also due to increases in earnings recognized during the nine months ended September 30, 2013 relating to higher rental income from the stabilized operating joint venture properties. The increase was partially offset by a $2.9 million proportionate share of the gain relating to the sale of one operating property by one of our funds in August 2012, the sale of six operating properties by two of our unconsolidated joint ventures during the fourth quarter of 2012, and by the acquisition of one previously unconsolidated joint venture in December 2012.
Income tax expense increased approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increases were due to increases in taxable income related to higher construction activities conducted in a taxable REIT subsidiary during the three and nine months ended September 30, 2013 and increases in state income taxes relating to certain acquisitions completed in 2012 and 2013.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Funds from operations
Net income attributable to common shareholders (1)	$70,720	$30,703	$206,368	$141,224
Real estate depreciation and amortization, including discontinued operations	54,543	51,698	160,010	153,090
Adjustments for unconsolidated joint ventures	1,395	1,885	4,316	6,198
Gain on acquisition of controlling interests in joint ventures	—	—	—	(40,191)
Gain on sale of unconsolidated joint venture properties	—	(2,875)	(13,032)	(2,875)
Gain on sale of discontinued operations, net of tax	(34,410)	—	(91,059)	(32,541)
Income allocated to non-controlling interests	1,082	702	4,804	2,504
Funds from operations – diluted	$93,330	$82,113	$271,407	$227,409

Weighted average shares – basic	87,449	85,631	87,117	82,923
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	453	662	497	655
Common units	1,900	2,221	1,901	2,244
Weighted average shares – diluted	89,802	88,514	89,515	85,822

(1)
Includes a promoted equity interest of approximately $1.2 million and $5.0 million for the three and nine months ended September 30, 2013, respectively, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties during May 2013.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 4.8 and 4.2 times for the three months ended September 30, 2013 and 2012, respectively, and approximately 4.6 times and 3.9 times for the nine months ended September 30, 2013 and 2012, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 77.9% and 76.5% of our properties (based on invested capital) were unencumbered as of September 30, 2013 and 2012, respectively. Our weighted average maturity of debt was approximately 6.1 years at September 30, 2013.

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

Cash Flows
Certain sources and uses of cash, such as the level of discretionary capital expenditures, are within our control and are adjusted as necessary based upon, among other factors, market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2013 and 2012.

Net cash from operating activities was approximately $309.6 million during the nine months ended September 30, 2013 as compared to approximately $250.0 million for the same period in 2012. The increase was primarily due to growth in property revenues directly attributable to increased rental rates from our same store communities and the growth in non-same store revenues primarily relating to the acquisition of seven operating properties during 2012, the acquisition of three operating properties in 2013, and the acquisition of one previously unconsolidated joint venture community in the fourth quarter of 2012. The increase in non-same store revenues also related to the stabilization of four operating properties during 2012 and three operating properties during the nine months ended September 30, 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the ten operating properties acquired in 2012 and 2013, the previously unconsolidated joint venture community acquired in 2012, and the stabilization of seven operating properties during 2012 and 2013. See further discussions of our 2013 operations as compared to 2012 in “Results of Operations.” The increase in net cash from operating activities was also due to changes in working capital account balances, partially offset by a decrease in property revenues and expenses due to the disposition of two operating properties in the nine months ended September 30, 2013 and eight operating properties in the fourth quarter of 2012.

Net cash used in investing activities during the nine months ended September 30, 2013 totaled $371.3 million as compared to approximately $458.4 million for the same period in 2012. Cash outflows for property development and capital improvements were approximately $245.3 million during the nine months ended September 30, 2013 as compared to approximately $202.7 million for the same period in 2012 due primarily to an increase in redevelopment expenditures relating to our reposition program during the nine months ended September 30, 2013 as compared to the same period in 2012. The property development and capital improvements during the nine months ended September 30, 2013 and 2012, respectively, included the following:

	For the nine months ended September 30,
(in millions)	2013	2012
Expenditures for new development, including land	$119.5	$115.4
Capitalized interest, real estate taxes, and other capitalized indirect costs	18.0	14.9
Reposition expenditures	61.3	26.2
Capital expenditures	46.5	46.2
Total	$245.3	$202.7
Additional cash outflows during the nine months ended September 30, 2013 related to the acquisition of three operating properties for approximately $224.1 million, an increase in our restricted cash of $53.7 million, increases in our non-real estate assets of $15.1 million and investments in joint ventures of approximately $1.1 million. Additional cash outflows during the nine months ended September 30, 2012 related to the acquisitions of four operating properties and controlling interests in 12 previously unconsolidated joint ventures, net of cash acquired, of approximately $305.3 million, outflows for investments in joint ventures of approximately $6.7 million primarily relating to an acquisition of one operating property and two land development properties by one of our funds, in which we own a 20% interest, and an approximately $2.9 million increase in non-real estate assets. Net cash used in investing activities during the nine months ended September 30, 2013 was offset by cash inflows related to proceeds of $162.0 million from the sale of four operating properties and two land holdings during the nine months ended September 30, 2013 and by distributions from our joint ventures of approximately $6.1 million, which included $3.7 million in distributions from one unconsolidated joint venture relating to the sale of its 14 operating properties in the second quarter of 2013. During the nine months ended September 30, 2012, cash inflows related to proceeds of $54.1 million from the sale of three operating properties and distributions from our joint ventures of approximately $9.2 million, which included $4.4 million in distributions from one of our funds relating to the sale of an operating property in the third quarter of 2012.

Net cash provided by financing activities totaled approximately $39.7 million for the nine months ended September 30, 2013 as compared to approximately $158.9 million during the same period in 2012. During the nine months ended September 30, 2013, we received proceeds of approximately $183.0 million, net of payments, relating to draws on our unsecured line of credit and other short-term borrowings, net proceeds of approximately $40.1 million from the issuance of 0.6 million shares from our 2012 ATM program and proceeds of approximately $2.5 million from common share options exercised during the period. The cash inflows during the nine months ended September 30, 2013 were partially offset by approximately $163.3 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $26.1 million used to repay a secured mortgage note payable and approximately $3.1 million used for principal amortization payments. During the nine months ended September 30, 2012, we received net proceeds of approximately $693.4 million from the issuance of 11.2 million common shares in an equity offering and our ATM programs. Cash inflows for the nine months ended September 30, 2012 also included proceeds of approximately $34.0 million, net of payments, relating to draws on our unsecured line of credit and proceeds of approximately $12.6 million from common share options exercised during the period. The cash inflows during the nine months ended September 30, 2012 were partially offset by cash outflows of approximately $272.6 million used to repay the mortgage debt of 12 previously unconsolidated joint ventures we acquired in January 2012, $70.0 million used to repay three secured mortgage notes payable and approximately $3.0 million used for principal amortization payments. Cash inflows during the nine months ended September 30, 2012 were further offset by $100.0 million used to redeem our perpetual preferred units, and approximately $138.6 million used for distributions paid to common shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2013, we had $170.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.0 million, leaving approximately $319.0 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At September 30, 2013, we had $13.0 million short-term borrowings outstanding.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the nine months ended September 30, 2013 were used for general corporate purposes, which included funding for development and capital improvement projects. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.

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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. Scheduled debt maturities for the remainder of 2013 total approximately $200.8 million, including scheduled principal amortizations of approximately $0.8 million. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional costs to complete the construction of 10 consolidated projects to be approximately $412.2 million. Of this amount, we expect approximately $70 million to $75 million will be incurred during the remainder of 2013 and the rest of the costs be incurred during 2014 and 2015. Additionally, we also expect to incur between approximately $15 million and $20 million of additional reposition expenditures and between approximately $14 million and $18 million of additional other capital expenditures during the remainder of 2013.
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

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In September 2013, we announced our Board of Trust Managers had declared a quarterly dividend of $0.63 per common share, to our common shareholders of record as of September 30, 2013. The dividend was subsequently paid on October 17, 2013, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2013, our annualized dividend rate for 2013 would be $2.52 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. As of September 30, 2013, we have no outstanding guarantees related to loans of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed from information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

(a) Exhibits

3.1
Third Amended and Restated Bylaws of Camden Property Trust, dated as of March 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed March 12, 2013 (File No. 1-12110)).

10.1
Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed August 5, 2013 (File No. 1-12110)).

10.2
Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, dated as of July 30, 2013 (incorporated by reference to Exhibit 99.2 to the Company's current report of Form 8-K filed August 5, 2013 (File No. 1-12110)).

10.3
Separation Agreement and General Release, dated as of May 9, 2013, between Camden Property Trust and Dennis M. Steen (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 10, 2013 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 1, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 1, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	November 1, 2013
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

3.1
Third Amended and Restated Bylaws of Camden Property Trust, dated as of March 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed March 12, 2013 (File No. 1-12110)).

10.1
Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report of Form 8-K filed August 5, 2013 (File No. 1-12110)).

10.2
Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan, dated as of July 30, 2013 (incorporated by reference to Exhibit 99.2 to the Company's current report of Form 8-K filed August 5, 2013 (File No. 1-12110)).

10.3
Separation Agreement and General Release, dated as of May 9, 2013, between Camden Property Trust and Dennis M. Steen (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 10, 2013 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 1, 2013.

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 1, 2013.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.