Form 10-K
period 2013-12-31
CAMDEN PROPERTY TRUST
filed 2014-02-21
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $5,825,629,302 based on a June 30, 2013 share price of $69.14.
On February 14, 2014, 85,420,966 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 9, 2014 are incorporated by reference in Part III.

ii

PART I
Item 1. Business
General
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
Our corporate offices are located at 11 Greenway Plaza, Suite 2400, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through our website, therefore such information should not be considered part of this report.
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
Financial Information about Segments
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As each of our communities has similar economic characteristics, residents, amenities, and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.
Narrative Description of Business
As of December 31, 2013, we owned interests in, operated, or were developing 184 multifamily properties comprised of 64,328 apartment homes across the United States. Of the 184 properties, 14 properties were under construction and when completed will consist of a total of 4,354 apartment homes. Additionally, we are adding a subsequent phase to a stabilized community which will consist of 75 apartment homes and we own land holdings we may develop into multifamily apartment communities in the future.
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
Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop.
We intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through cash flow generated from operations, availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market share offering program, other unsecured borrowings and secured mortgages.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to our residents, and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of lease renewals achieved.
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
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest of less than 100% of the community or land owned directly by the joint venture. We currently have two discretionary investment funds (the “funds”), both of which were closed to future investment as of December 31, 2013. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Employees
At December 31, 2013, we had approximately 1,780 employees, including executive, administrative, and community personnel. Our employee headcount has historically not varied significantly throughout the year.
Qualification as a Real Estate Investment Trust
As of December 31, 2013, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

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
The capital and credit markets are subject to volatility and disruption, as particularly experienced in recent years. Although the economy has been gradually improving, there can be no assurance capital and credit markets will continue to improve in the near future. In the event of renewed market disruption or volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire and dispose of assets and continue our development activities. Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.
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
We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies have utilized Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans.  In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President Obama announced his support for this legislation. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their role in the mortgage market, may adversely affect interest rates, capital availability, and the development of multifamily communities.

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
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio, with 2014 development starts expected in the range of $150 to $300 million and 2014 redevelopment expenditures in the range of $55 to $75 million. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;

•	increased materials and/or labor costs, problems with subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;

•	inability to obtain financing with favorable terms;

•	inability to complete construction and lease-up of a community on schedule;

•	forecasted occupancy and rental rates may differ from the actual results; and

•	the incurrence of costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
Our inability to successfully implement our development, redevelopment and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third-parties (including nonconsolidated subsidiaries). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk these estimates may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in various jurisdictions.
Our acquisition strategy may not produce the cash flows expected.
We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks, including the following:

•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;

•	the expected occupancy, rental rates and operating expenses may differ from the actual results;

•	we may not be able to obtain adequate financing; and

•
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
The risks associated with our discretionary funds, which we manage as the general partner and advisor and which as of December 31, 2013 were closed for future investments, include the following:

•	one of our wholly-owned subsidiaries is the general partner of the funds and has unlimited liability for the third-party debts, obligations, and liabilities of the funds pursuant to partnership law;

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
We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders, and non-controlling interest holders.
A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with residents.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material effect on our financial condition or results of operations.
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
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents, which could be negatively affected by a number of factors, including the following:

•	delay in resident lease commencements;

•	decline in occupancy;

•	failure of residents to make rental payments when due;

•	the attractiveness of our properties to residents and potential residents;

•	our ability to adequately manage and maintain our communities;

•	competition from other available apartments and housing alternatives;

•	changes in market rents; and

•	increases in operating expenses.
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
We have significant debt, which could have adverse consequences.
As of December 31, 2013, we had outstanding debt of approximately $2.5 billion. This indebtedness could have adverse consequences, including:

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
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, dividend payment rates to our equity holders, development, redevelopment and other capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s, Standard & Poor's and Fitch, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1, BBB+, and BBB+, respectively, each with stable outlooks, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.

Risks Associated with Our Shares
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility of us failing to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer, or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you or limit your opportunity to receive a premium for your shares which might otherwise exist if a third-party were attempting to effect a change in control transaction.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities. Most of the properties have one or more swimming pools and a clubhouse and many have exercise room facilities, and controlled-access gates. Many of the apartment homes offer additional amenities common to multifamily rental properties.
Operating Properties (including properties held through unconsolidated joint ventures)
The 170 operating properties in which we owned interests and operated at December 31, 2013 averaged 948 square feet of living area per apartment home. For the year ended December 31, 2013, no single operating property accounted for greater than 1.6% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 95% for each of the years ended December 31, 2013 and 2012, and an average annual rental revenue per apartment home of $1,157 and $1,045 for the years ended December 31, 2013 and 2012, respectively. Resident lease terms generally range from six to fifteen months. 151 of our operating properties have over 200 apartment homes, with the largest having 930 apartment homes. Our operating properties have an average age of 12 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2006-2013	49
2001-2005	32
1996-2000	49
1991-1995	18
1986-1990	15
Prior to 1986	7

Property Table
The following table sets forth information with respect to our 170 operating properties at December 31, 2013:

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2013 Average Occupancy (1)	2013 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix
Camden Copper Square	2000	786	332	93.3%	$939
Camden Legacy	1996	1,067	428	93.6	1,006
Camden Montierra	1999	1,071	249	93.1	1,182
Camden Pecos Ranch	2001	924	272	93.7	886
Camden San Marcos	1995	984	320	92.7	1,004
Camden San Paloma	1993/1994	1,042	324	94.0	1,012
Camden Sotelo (3)	2008/2012	1,303	170	92.2	1,205
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.6	1,663
Camden Harbor View	2004	975	538	95.3	2,044
Camden Main & Jamboree (4)	2008	1,011	290	96.1	1,868
Camden Martinique	1986	794	714	95.9	1,409
Camden Parkside	1972	836	421	94.5	1,291
Camden Sea Palms	1990	891	138	96.1	1,567
San Diego/Inland Empire
Camden Landmark	2006	982	469	93.3	1,335
Camden Old Creek	2007	1,037	350	95.4	1,660
Camden Sierra at Otay Ranch	2003	962	422	94.3	1,536
Camden Tuscany	2003	896	160	94.8	2,109
Camden Vineyards	2002	1,053	264	94.7	1,254
COLORADO
Denver
Camden Belleview Station	2009	888	270	93.3	1,224
Camden Caley	2000	925	218	96.0	1,078
Camden Denver West	1997	1,015	320	95.8	1,243
Camden Highlands Ridge	1996	1,149	342	92.9	1,334
Camden Interlocken	1999	1,010	340	95.5	1,282
Camden Lakeway	1997	932	451	94.9	1,082

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2013 Average Occupancy (1)	2013 Average Monthly Rental Rate per Apartment (2)
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.1%	$1,507
Camden Clearbrook	2007	1,048	297	95.7	1,364
Camden College Park (4)	2008	942	508	95.6	1,592
Camden Dulles Station	2009	978	382	94.6	1,619
Camden Fair Lakes	1999	1,056	530	95.6	1,684
Camden Fairfax Corner	2006	934	488	95.8	1,716
Camden Fallsgrove	2004	996	268	95.3	1,694
Camden Grand Parc	2002	674	105	94.1	2,440
Camden Lansdowne	2002	1,006	690	95.9	1,451
Camden Largo Town Center	2000/2007	1,027	245	94.6	1,610
Camden Monument Place	2007	856	368	95.8	1,532
Camden Potomac Yard	2008	835	378	96.1	2,042
Camden Roosevelt	2003	856	198	94.2	2,545
Camden Russett	2000	992	426	94.4	1,402
Camden Silo Creek	2004	975	284	96.5	1,465
Camden South Capitol (5) (6)	2013	821	276	Lease-up	1,670
Camden Summerfield	2008	957	291	93.8	1,587
Camden Summerfield II	2012	936	187	93.5	1,587
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	94.7	1,645
Camden Brickell	2003	937	405	95.9	1,775
Camden Doral	1999	1,120	260	95.8	1,606
Camden Doral Villas	2000	1,253	232	94.1	1,722
Camden Las Olas	2004	1,043	420	94.4	1,859
Camden Plantation	1997	1,201	502	96.1	1,368
Camden Portofino	1995	1,112	322	96.6	1,412
Orlando
Camden Club	1986	1,077	436	95.7	907
Camden Hunter’s Creek	2000	1,075	270	95.4	1,060
Camden Lago Vista	2005	955	366	96.1	933
Camden LaVina	2012	970	420	94.3	1,096
Camden Lee Vista	2000	937	492	97.0	897
Camden Orange Court	2008	817	268	96.4	1,155
Camden Renaissance	1996/1998	899	578	95.9	836
Camden Town Square (7)	2012	986	438	93.8	1,124
Camden World Gateway	2000	979	408	95.0	1,007
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.1	905
Camden Bayside	1987/1989	748	832	96.0	806
Camden Lakes	1982/1983	732	688	95.1	752
Camden Lakeside	1986	729	228	94.9	772

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2013 Average Occupancy (1)	2013 Average Monthly Rental Rate per Apartment (2)
Camden Montague	2012	975	192	95.8%	$1,140
Camden Preserve	1996	942	276	93.8	1,134
Camden Providence Lakes	1996	1,024	260	95.1	917
Camden Royal Palms	2006	1,017	352	95.6	965
Camden Visconti (6)	2007	1,125	450	95.4	1,150
Camden Westchase Park	2012	993	348	95.2	1,223
Camden Westshore	1986	728	278	96.0	889
Camden Woods	1986	1,223	444	95.3	885
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	95.9	1,070
Camden Creekstone	2002	990	223	95.8	1,003
Camden Deerfield	2000	1,187	292	94.3	1,068
Camden Dunwoody	1997	1,007	324	94.1	997
Camden Midtown Atlanta	2001	935	296	95.5	1,104
Camden Peachtree City	2001	1,027	399	96.9	989
Camden Phipps (6)	1996	1,018	234	96.0	1,296
Camden River	1997	1,103	352	95.7	931
Camden Shiloh	1999/2002	1,143	232	95.1	927
Camden St. Clair	1997	999	336	94.8	1,021
Camden Stockbridge	2003	1,009	304	94.7	774
Camden Vantage (3)	2010	901	592	94.3	966
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	93.4	716
Camden Breeze	1989	846	320	93.7	720
Camden Canyon	1995	987	200	95.8	866
Camden Commons	1988	936	376	94.4	751
Camden Cove	1990	898	124	95.4	717
Camden Del Mar	1995	986	560	95.3	904
Camden Fairways	1989	896	320	95.8	874
Camden Hills	1991	439	184	93.1	489
Camden Legends	1994	792	113	95.7	822
Camden Palisades	1991	905	624	95.0	719
Camden Pines	1997	982	315	94.2	790
Camden Pointe	1996	983	252	95.1	731
Camden Summit	1995	1,187	234	94.1	1,097
Camden Tiara	1996	1,043	400	95.1	856
Camden Vintage	1994	978	368	94.1	696
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	95.8	1,090
Camden Cotton Mills	2002	905	180	96.7	1,351

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2013 Average Occupancy (1)	2013 Average Monthly Rental Rate per Apartment (2)
Camden Dilworth	2006	857	145	96.8%	$1,310
Camden Fairview	1983	1,036	135	96.4	1,001
Camden Foxcroft	1979	940	156	97.6	880
Camden Grandview	2000	1,057	266	97.7	1,471
Camden Pinehurst	1967	1,147	407	96.1	886
Camden Sedgebrook	1999	972	368	96.4	947
Camden Simsbury	1985	874	100	96.9	981
Camden South End Square	2003	882	299	96.7	1,227
Camden Stonecrest	2001	1,098	306	95.5	1,117
Camden Touchstone	1986	899	132	97.7	832
Raleigh
Camden Asbury Village (6)	2009	1,009	350	95.8	1,030
Camden Crest	2001	1,013	438	96.3	852
Camden Governor’s Village	1999	1,046	242	95.5	935
Camden Lake Pine	1999	1,066	446	94.8	910
Camden Manor Park	2006	966	484	97.0	935
Camden Overlook	2001	1,060	320	95.8	1,013
Camden Reunion Park	2000/2004	972	420	94.3	803
Camden Westwood	1999	1,027	354	94.2	862
TEXAS
Austin
Camden Amber Oaks (6)	2009	862	348	96.3	903
Camden Amber Oaks II (6)	2012	910	244	95.3	1,003
Camden Brushy Creek (6)	2008	882	272	96.0	914
Camden Cedar Hills	2008	911	208	95.8	1,060
Camden Gaines Ranch	1997	955	390	94.6	1,201
Camden Huntingdon	1995	903	398	95.2	872
Camden Ridgecrest	1995	855	284	94.6	800
Camden Shadow Brook (6)	2009	909	496	96.0	946
Camden Stoneleigh	2001	908	390	95.0	1,045
Corpus Christi
Camden Breakers	1996	868	288	95.7	1,097
Camden Copper Ridge	1986	775	344	96.1	809
Camden Miramar (8)	1994-2013	492	930	72.5	999
Camden South Bay (6)	2007	1,055	270	95.6	1,218
Dallas/Fort Worth
Camden Addison	1996	942	456	94.9	915
Camden Belmont	2010/2012	945	477	95.0	1,353
Camden Buckingham	1997	919	464	95.8	966
Camden Centreport	1997	911	268	95.0	900
Camden Cimarron	1992	772	286	95.6	936
Camden Design District (6)	2009	939	355	94.7	1,246
Camden Farmers Market	2001/2005	932	904	94.5	1,073

	OPERATING PROPERTIES
Property and Location	Year Placed In Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2013 Average Occupancy (1)	2013 Average Monthly Rental Rate per Apartment (2)
Camden Glen Lakes	1979	877	424	95.1%	$871
Camden Henderson	2012	967	106	93.1	1,469
Camden Legacy Creek	1995	831	240	95.9	964
Camden Legacy Park	1996	871	276	95.3	991
Camden Panther Creek (6)	2009	946	295	95.3	1,042
Camden Riverwalk (6)	2008	982	600	95.2	1,247
Camden Valley Park	1986	743	516	96.7	853
Houston
Camden City Centre	2007	932	379	96.6	1,536
Camden City Centre II (7)	2013	868	268	96.2	1,479
Camden Cypress Creek (6)	2009	993	310	96.1	1,163
Camden Downs at Cinco Ranch (6)	2004	1,075	318	96.3	1,173
Camden Grand Harbor (6)	2008	959	300	96.4	1,076
Camden Greenway	1999	861	756	94.8	1,302
Camden Heights (6)	2004	927	352	97.0	1,426
Camden Holly Springs	1999	934	548	94.4	1,105
Camden Midtown	1999	844	337	96.5	1,602
Camden Northpointe (6)	2008	940	384	96.5	1,008
Camden Oak Crest	2003	870	364	95.9	969
Camden Park	1995	866	288	96.6	924
Camden Piney Point (6)	2004	919	318	96.2	1,181
Camden Plaza	2007	915	271	96.8	1,485
Camden Post Oak (3)	2003	1,200	356	95.8	2,484
Camden Royal Oaks	2006	923	236	95.6	1,175
Camden Royal Oaks II (7)	2012	1,054	104	98.2	1,340
Camden Spring Creek (6)	2004	1,080	304	96.6	1,079
Camden Stonebridge	1993	845	204	97.2	964
Camden Sugar Grove	1997	921	380	96.6	972
Camden Travis Street	2010	819	253	97.5	1,548
Camden Vanderbilt	1996/1997	863	894	97.0	1,338
Camden Whispering Oaks	2008	934	274	96.6	1,138
Camden Woodson Park (6)	2008	916	248	96.1	1,040
Camden Yorktown (6)	2008	995	306	96.2	1,065
San Antonio
Camden Braun Station (6)	2006	827	240	96.5	858

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates tenant concessions calculated on a straight-line basis over the life of the lease.

(3)	Property acquired during 2013—average occupancy calculated from date property was acquired.

(4)	Property owned through a fully consolidated joint venture in which we own a 99.99% interest. The remaining interest is owned by an unaffiliated third party.

(5)	Property under lease-up at December 31, 2013.

(6)	Property owned through an unconsolidated joint venture in which we own a 20% interest. The remaining interest is owned by an unaffiliated third party.

(7)	Development property stabilized during 2013—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2013.

(8)
Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer months which are normally subject to high vacancies. Phase IX-A was completed during 2013 and is comprised of 75 apartments.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2013 Quarters:
First	$71.47	$68.14	$0.63
Second	75.46	62.98	0.63
Third	73.74	60.65	0.63
Fourth	66.51	56.79	0.63
2012 Quarters:
First	$65.75	$59.61	$0.56
Second	68.84	63.09	0.56
Third	71.59	64.49	0.56
Fourth	68.21	62.70	0.56
In the first quarter of 2014, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.63 to $0.66 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming dividend distributions for the remainder of 2014 are similar to those declared for the first quarter 2014, the annualized dividend rate for 2014 would be $2.64.

Camden Property Trust
Total Return Performance
Index Value
300
250
200
150
100
50
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000
NSCI US REIT (RMS) index

This graph assumes the investment of $100 on December 31, 2008 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	Years Ended December 31,
Index	2009	2010	2011	2012	2013
Camden Property Trust	$144.96	$192.05	$229.03	$259.75	$225.26
FTSE NAREIT Equity	127.99	163.78	177.36	209.39	214.56
S&P 500	126.46	145.51	148.59	172.37	228.19
Russell 2000	127.17	161.32	154.59	179.86	249.69
MSCI US REIT (RMS) Index	128.61	165.23	179.60	211.50	216.73

As of February 14, 2014, there were approximately 483 shareholders of record and approximately 26,283 beneficial owners of our common shares.
In March 2010, we announced the creation of an at-the-market (“ATM”) share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (the “2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2010 ATM program were used for general corporate purposes, which included repayment of notes payable, the repayment of borrowings under our unsecured line of credit, and funding for development activities. During the year ended December 31, 2011, we issued approximately 0.3 million common shares at an average price of $55.81 per share for total net consideration of approximately $13.8 million which were used for general corporate purposes. The 2010 ATM program was terminated in the second quarter of 2011, and no further common shares are available for sale under this program.

In May 2011, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units as further discussed in Note 5, "Operating Partnerships," and for other general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. During the year ended December 31, 2011, we issued approximately 1.5 million common shares at an average price of $62.98 per share for total net consideration of approximately $92.8 million. During the year ended December 31, 2012, we issued approximately 2.0 million common shares at an average price of $66.01 per share for total net consideration of approximately $128.1 million which were used for general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. The 2011 ATM program was terminated in the second quarter of 2012, and no further common shares are available for sale under this program.
In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development activities, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. During the year ended December 31, 2012, we issued approximately 2.6 million common shares at an average price of $67.63 per share for total net consideration of approximately $173.6 million. During the year ended December 31, 2013, we issued approximately 0.6 million common shares at an average price of $73.73 per share for total net consideration of approximately $40.0 million which were used for general corporate purposes, which included funding for development and capital improvement projects. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2013. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2013. There were no repurchases of our equity securities during the years ended December 31, 2013, 2012 and 2011.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2009 through 2013. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2013	2012	2011	2010	2009
Operating Data (a)
Total property revenues	$788,851	$698,318	$599,401	$547,756	$547,047
Total property expenses	285,691	256,430	230,212	217,309	212,005
Total non-property income	21,197	16,407	21,395	28,337	25,443
Total other expenses	392,478	373,254	352,627	353,427	356,533
Income (loss) from continuing operations attributable to common shareholders	151,594	154,116	7,383	(5,357)	(90,621)
Net income (loss) attributable to common shareholders	336,364	283,390	49,379	23,216	(50,800)
Income (loss) from continuing operations attributable to common shareholders per share:
Basic	$1.70	$1.81	$0.09	$(0.08)	$(1.44)
Diluted	1.69	1.79	0.09	(0.08)	(1.44)
Net income (loss) attributable to common shareholders per share:
Basic	$3.82	$3.35	$0.67	$0.33	$(0.80)
Diluted	3.78	3.30	0.66	0.33	(0.80)
Distributions declared per common share	$2.52	$2.24	$1.96	$1.80	$2.05
Balance Sheet Data (at end of year)
Total real estate assets, at cost (b)	$7,114,336	$6,749,523	$5,875,515	$5,675,309	$5,505,168
Total assets	5,632,141	5,385,172	4,622,075	4,699,737	4,607,999
Notes payable	2,530,766	2,510,468	2,432,112	2,563,754	2,625,199
Non-Qualified deferred compensation share awards	47,180	—	—	—	—
Perpetual preferred units	—	—	97,925	97,925	97,925
Equity	2,760,181	2,626,708	1,827,768	1,757,373	1,609,013
Other Data
Cash flows provided by (used in):
Operating activities	$404,291	$324,267	$244,834	$224,036	$217,688
Investing activities	(258,985)	(527,685)	(187,364)	35,150	(69,516)
Financing activities	(154,181)	174,928	(172,886)	(152,767)	(91,423)
Funds from operations – diluted (c)	368,321	313,337	207,535	194,309	109,947
Property Data
Number of operating properties (at the end of year) (d)	170	193	196	186	183
Number of operating apartment homes (at end of year) (d)	59,899	65,775	66,997	63,316	63,286
Number of operating apartment homes (weighted average) (e)	54,181	54,194	50,905	50,794	50,608
Weighted average monthly total property revenue per apartment home	$1,270	$1,207	$1,142	$1,072	$1,086
Properties under development (at end of period)	14	9	10	2	2

(a)	Excludes discontinued operations.

(b)	Includes properties held for sale at book value.

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

(d)	Includes properties held for sale at December 31, 2012 and 2011.

(e)	Excludes apartment homes owned in joint ventures.

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
Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•	volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us;

•	short-term leases expose us to the effects of declining market rents;

•	we face risks associated with land holdings and related activities;

•	we could be negatively impacted by the elimination of Fannie Mae or Freddie Mac;

•	compliance or failure to comply with laws, including those requiring access to our properties by disabled persons, could result in substantial cost;

•	competition could limit our ability to lease apartments or increase or maintain rental income;

•	development, redevelopment and construction risks could impact our profitability;

•	our acquisition strategy may not produce the cash flows expected;

•	competition could adversely affect our ability to acquire properties;

•	losses from catastrophes may exceed our insurance coverage;

•	investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	a cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with residents;

•	we depend on our key personnel;

•	litigation risks could affect our business;

•	insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	we have significant debt, which could have adverse consequences;

•	we may be unable to renew, repay, or refinance our outstanding debt;

•	variable rate debt is subject to interest rate risk;

•	issuances of additional debt may adversely impact our financial condition;

•	failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	our share price will fluctuate; and

•	the form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic or other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition and construction of multifamily apartment communities. As of December 31, 2013, we owned interests in, operated, or were developing 184 multifamily properties comprising 64,328 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Property Operations
Our results for the year ended December 31, 2013 reflect an increase in rental revenue as compared to 2012. We believe this increase was primarily due to the continuation of improving economic conditions, including with respect to job growth, favorable demographics, and a manageable supply of new multifamily housing, which have resulted in increases in realized rental rates and stable average occupancy levels. Same store revenues increased 5.1% in 2013 and 6.5% in 2012. We believe U.S. economic and employment growth is likely to continue during 2014 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
During the year ended December 31, 2013, we completed construction of three development projects, including one community containing 276 units owned by one of our discretionary funds in which we have a 20% ownership interest, and 75 units at one of our consolidated operating properties. As of December 31, 2013, two of these projects reached stabilization. At December 31, 2013, we had a total of 14 projects under construction comprised of 4,354 units, including two development projects comprised of 566 units owned by one of our discretionary funds in which we have a 20% interest, with initial occupancy scheduled to occur within the next 24 months. Additionally, we are adding a subsequent phase to a stabilized community which will consist of 75 apartment homes. Excluding the projects owned by our discretionary funds, as of December 31, 2013, we estimate the additional costs to complete the construction of 13 consolidated projects to be approximately $541.2 million.
Acquisitions
During the year ended December 31, 2013, we acquired three operating properties comprised of 1,118 apartment homes located in Houston, Texas, Tempe, Arizona, and Atlanta, Georgia for approximately $225.0 million. We also acquired three land parcels comprised of approximately 38.8 acres of land located in Scottsdale, Chandler, and Tempe, Arizona for approximately $25.8 million. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million.
Dispositions
During the year ended December 31, 2013, we sold 12 operating properties comprised of 3,931 apartment homes located in Tampa and Orlando, Florida, Littleton and Westminster, Colorado, Dallas, Texas, Peoria and Glendale, Arizona and Charlotte, North Carolina for approximately $329.3 million and we recognized a gain of approximately $182.2 million relating to these property sales. We also sold two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current construction communities in Atlanta, Georgia and Houston, Texas for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.
In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties comprised of 3,098 apartment homes located in Las Vegas, Nevada. Our proportionate share of the gain was approximately $13.1 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.1 million in 2013. In December 2013, one of our funds sold two operating properties comprised of a total of 600 apartment homes for approximately $68.7 million. Our proportionate share of the gains on these transactions was approximately $3.2 million. At December 31, 2013, one of our funds had an operating property held for sale comprised of 240 apartment homes located in San Antonio, Texas. This property sold in February 2014.

Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.
As of December 31, 2013, we had approximately $17.8 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2014 are manageable at $35.4 million, which represents approximately 1% of our total outstanding debt and includes scheduled principal amortizations of approximately $3.1 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2013		December 31, 2012
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,752	25	8,440	24
Washington, D.C. Metro	6,083	18	5,791	17
Dallas, Texas	5,667	14	6,227	16
Tampa, Florida	5,108	12	6,493	15
Las Vegas, Nevada	4,918	15	8,016	29
Atlanta, Georgia	3,943	12	3,351	11
Orlando, Florida	3,676	9	4,202	10
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Charlotte, North Carolina	2,894	12	3,134	13
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,095	7	2,645	9
Denver, Colorado	1,941	6	2,441	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	2,072	5	2,285	6
Total Operating Properties	59,899	170	65,775	193

	December 31, 2013		December 31, 2012
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Development
Austin, Texas	614	2	314	1
Los Angeles/Orange County, California	590	2	303	1
Charlotte, North Carolina	589	2	—	—
Phoenix, Arizona	454	2	—	—
Denver, Colorado	424	1	424	1
Dallas, Texas	423	1	—	—
Atlanta, Georgia	379	1	379	1
Washington, D.C. Metro	320	1	596	2
Orlando, Florida	300	1	300	1
Southeast Florida	261	1	261	1
Houston, Texas	—	—	268	1
Other (1)	75	—	—	—
Total Properties Under Development	4,429	14	2,845	9
Total Properties	64,328	184	68,620	202
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,840	9	3,152	10
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida (3)	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina (3)	266	1	—	—
Atlanta, Georgia	234	1	234	1
Las Vegas, Nevada	—	—	3,098	14
Other	510	2	798	3
Total Unconsolidated Joint Venture Properties	7,836	24	11,268	39
Total Properties Fully Consolidated	56,492	160	57,352	163

(1)	Represents the units under construction for Phase IX-B of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(2)	Refer to Note 8, “Investments in Joint Ventures,” in the Notes to Consolidated Financial Statements for further discussion of our unconsolidated joint venture investments.

(3)	Represents a property under development owned by one of our unconsolidated joint ventures. See Communities Under Construction below for details.

Acquisitions
During the year ended December 31, 2013, we completed the acquisition of three operating properties and acquired three land parcels as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition
Camden Post Oak	Houston, TX	356	4/10/2013
Camden Sotelo	Tempe, AZ	170	9/11/2013
Camden Vantage	Atlanta, GA	592	9/18/2013
Consolidated total		1,118

Location of Land Tract Acquisitions	Acreage	Date of Acquisition
Chandler, AZ	21.7	6/12/2013
Scottsdale, AZ	9.3	6/12/2013
Tempe, AZ	7.8	6/12/2013
Consolidated total	38.8
In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million.
Dispositions
During the year ended December 31, 2013, we sold 12 operating properties and two of our unconsolidated joint ventures sold 16 operating properties as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Live Oaks	Tampa, FL	770	1/17/2013
Camden Reserve	Orlando, FL	526	4/10/2013
Camden Centennial	Littleton, CO	276	9/30/2013
Camden Pinnacle	Westminster, CO	224	9/30/2013
Camden Gardens	Dallas, TX	256	10/23/2013
Camden Springs	Dallas, TX	304	10/30/2013
Camden Fountain Palms	Peoria, AZ	192	11/21/2013
Camden Sierra	Peoria, AZ	288	11/21/2013
Camden Towne Center	Glendale, AZ	240	11/21/2013
Camden Bay Pointe	Tampa, FL	368	11/26/2013
Camden Citrus Park	Tampa, FL	247	11/26/2013
Camden Habersham	Charlotte, NC	240	11/26/2013
Consolidated total		3,931

Dispositions of Unconsolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Oasis Bay	Las Vegas, NV	128	5/23/2013
Oasis Crossings	Las Vegas, NV	72	5/23/2013
Oasis Emerald	Las Vegas, NV	132	5/23/2013
Oasis Gateway	Las Vegas, NV	360	5/23/2013
Oasis Island	Las Vegas, NV	118	5/23/2013
Oasis Landing	Las Vegas, NV	144	5/23/2013
Oasis Meadows	Las Vegas, NV	383	5/23/2013
Oasis Palms	Las Vegas, NV	208	5/23/2013
Oasis Pearl	Las Vegas, NV	90	5/23/2013
Oasis Place	Las Vegas, NV	240	5/23/2013
Oasis Ridge	Las Vegas, NV	477	5/23/2013
Oasis Sierra	Las Vegas, NV	208	5/23/2013
Oasis Springs	Las Vegas, NV	304	5/23/2013
Oasis Vinings	Las Vegas, NV	234	5/23/2013
Camden Westover Hills	San Antonio, TX	288	12/18/2013
Camden Lakemont	Richmond, TX	312	12/20/2013
Unconsolidated total		3,698
At December 31, 2013, one of our funds had an operating property held for sale comprised of 240 apartment homes located in San Antonio, Texas. This property sold in February 2014.
During the year ended December 31, 2013, we sold two land holdings as follows:

Location of Disposed Land	Acres	Date of Disposition
Atlanta, GA	2.0	1/15/2013
Houston, TX	1.7	2/15/2013
Consolidated total	3.7
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2013, stabilization was achieved at four recently completed consolidated development properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Royal Oaks II
Houston, TX	104	1Q12	2Q13
Camden Town Square
Orlando, FL	438	4Q12	2Q13
Camden City Centre II
Houston, TX	268	2Q13	3Q13
Camden Miramar Phase IX-A (1)
Corpus Christi, TX	75	3Q13	3Q13
Consolidated total	885
(1) Represents the completed units for Phase IX-A of Camden Miramar, our one student housing community.

Completed Construction in Lease-Up
At December 31, 2013, one of our unconsolidated joint ventures had one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	Date of Construction Completion	Estimated Date of Stabilization	% Leased at 1/26/14
South Capitol (1)
Washington, DC	276	$77.4	3Q13	3Q14	64%
(1) Property owned through an unconsolidated joint venture in which we own a 20% interest.
Our consolidated balance sheet at December 31, 2013 included approximately $472.6 million related to properties under development and land. Of this amount, approximately $368.1 million related to our projects currently under development. In addition, we had approximately $104.5 million primarily invested in land held for future development, which included approximately $70.1 million related to projects we expect to begin constructing during the next two years, and approximately $34.4 million invested in land tracts which we may develop in the future.
Communities Under Construction. At December 31, 2013, we had 12 consolidated properties, two properties held by one of our unconsolidated joint ventures, and 75 units at one of our consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden NOMA (1) Washington, DC	320	$110.0	$98.6	$66.9	2Q14	2Q15
Camden Lamar Heights Austin, TX	314	47.0	27.5	27.5	2Q14	3Q15
Camden Flatirons Denver, CO	424	78.0	46.2	46.2	4Q14	4Q16
Camden Glendale Glendale, CA	303	115.0	52.3	52.3	3Q15	1Q16
Camden Boca Raton Boca Raton, FL	261	54.0	26.0	26.0	4Q14	1Q16
Camden Paces Atlanta, GA	379	110.0	46.7	46.7	2Q15	2Q17
Camden La Frontera Round Rock, TX	300	36.0	9.3	9.3	1Q15	4Q15
Camden Foothills Scottsdale, AZ	220	50.0	17.5	17.5	2Q15	3Q15
Camden Hayden Tempe, AZ	234	48.0	13.2	13.2	2Q15	3Q15
Camden Gallery Charlotte, NC	323	58.0	14.0	14.0	4Q15	2Q16
The Camden (2) Los Angeles, CA	287	145.0	30.7	30.7	4Q16	2Q17
Camden Victory Park Dallas, TX	423	82.0	17.7	17.7	1Q16	1Q18
Camden Miramar Phase IX-B (3) Corpus Christi, TX	75	8.0	0.1	0.1	3Q14	3Q14
Consolidated total	3,863	$941.0	$399.8	$368.1

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Waterford Lakes (4) (5) Orlando, FL	300	$40.0	$34.7	$11.1	3Q14	4Q15
Camden Southline (4) Charlotte, NC	266	48.0	12.9	12.9	3Q15	4Q15
Unconsolidated total	566	$88.0	$47.6	$24.0

(1)	Property in lease-up and was 10% leased at January 26, 2014.

(2)	Formerly known as Camden Hollywood.

(3)	Represents the units under construction for Phase IX-B of Camden Miramar, our one student housing community.

(4)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

(5)	Property in lease-up and was 41% leased at January 26, 2014.
Development Pipeline Communities. At December 31, 2013, we had the following communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Chandler
Chandler, AZ	380	$75.0	$6.5
Camden Atlantic
Plantation, FL	286	62.0	11.1
Camden Lincoln Station
Denver, CO	275	48.0	5.8
Camden McGowen Station
Houston, TX	251	40.0	8.0
Camden Buckhead
Atlanta, GA	390	70.0	18.9
Camden NOMA II
Washington, DC	410	124.0	19.8
Total	1,992	$419.0	$70.1
(1) Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.
Land Holdings. At December 31, 2013, we had the following land tracts:

($ in millions) Location	Acreage	Cost to Date
Dallas, TX	7.2	$8.6
Houston, TX	11.5	6.5
Atlanta, GA	3.0	5.3
Las Vegas, NV	19.6	4.2
Other	4.8	9.8
Total	46.1	$34.4

Geographic Diversification
At December 31, 2013 and 2012, our real estate assets by various markets, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

(in thousands)	2013		2012
Washington, D.C. Metro	$1,319,513	18.7%	$1,276,153	19.1%
Houston, Texas	680,985	9.6	546,761	8.2
Los Angeles/Orange County, California	571,976	8.1	532,729	8.0
Southeast Florida	514,445	7.3	482,213	7.2
Atlanta, Georgia	498,255	7.0	384,658	5.8
Dallas, Texas	442,537	6.3	447,539	6.7
Orlando, Florida	419,117	5.9	445,112	6.7
Las Vegas, Nevada	417,041	5.9	411,270	6.2
Tampa, Florida	390,392	5.5	412,010	6.2
Charlotte, North Carolina	332,656	4.7	330,849	5.0
San Diego/Inland Empire, California	323,349	4.6	319,266	4.7
Denver, Colorado	320,631	4.5	322,534	4.8
Phoenix, Arizona	310,109	4.4	278,671	4.2
Raleigh, North Carolina	253,704	3.6	248,458	3.7
Austin, Texas	192,250	2.7	161,841	2.4
Other	85,221	1.2	73,850	1.1
Total	$7,072,181	100.0%	$6,673,914	100.0%
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

($ in thousands)	2013	2012	2011
Average monthly property revenue per apartment home	$1,270	$1,207	$1,142
Annualized total property expenses per apartment home	$5,520	$5,321	$5,265
Weighted average number of operating apartment homes owned 100%	51,759	48,194	43,726
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.3%	94.7%

* The student housing community is excluded from this calculation.

Property-level operating results (1)
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2013 as compared to 2012 and for the year ended December 31, 2012 as compared to 2011:

	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/13	2013	2012	$	%
Property revenues:
Same store communities	41,150	$624,429	$594,255	$30,174	5.1%
Non-same store communities	11,479	158,359	97,950	60,409	61.7
Development and lease-up communities	3,863	—	—	—	—
Other	—	6,063	6,113	(50)	(0.8)
Total property revenues	56,492	$788,851	$698,318	$90,533	13.0%
Property expenses:
Same store communities	41,150	$224,189	$217,391	$6,798	3.1%
Non-same store communities	11,479	58,376	35,861	22,515	62.8
Development and lease-up communities	3,863	15	17	(2)	(11.8)
Other	—	3,111	3,161	(50)	(1.6)
Total property expenses	56,492	$285,691	$256,430	$29,261	11.4%
(1) Same store communities are communities we owned and were stabilized since January 1, 2012. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2012. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2012. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. Properties held for sale are excluded from the above results.

	Apartment Homes	Year Ended December 31,		Change
($ in thousands)	at 12/31/12	2012	2011	$	%
Property revenues:
Same store communities	42,333	$613,691	$576,330	$37,361	6.5%
Non-same store communities	8,277	76,356	18,028	58,328	323.5
Development and lease-up communities	2,811	2,161	1	2,160	*
Other	—	6,110	5,042	1,068	21.2
Total property revenues	53,421	$698,318	$599,401	$98,917	16.5%
Property expenses:
Same store communities	42,333	$224,270	$219,518	$4,752	2.2%
Non-same store communities	8,277	28,090	6,537	21,553	329.7
Development and lease-up communities	2,811	1,035	—	1,035	*
Other	—	3,035	4,157	(1,122)	(27.0)
Total property expenses	53,421	$256,430	$230,212	$26,218	11.4%
* Not a meaningful percentage.
(1) Same store communities are communities we owned and were stabilized since January 1, 2011. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2011. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2011. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. Properties held for sale are excluded from the above results.

Same store analysis:
Same store property revenues for the year ended December 31, 2013 increased approximately $30.2 million, or 5.1%, from 2012. Same store rental revenues for the year ended December 31, 2013 increased approximately $27.3 million, or 5.3%, from 2012, primarily due to a 5.1% increase in average rental rates and a slight increase in average occupancy for our same store portfolio from 95.3% in 2012 to 95.4% in 2013. We believe the increase to rental revenue was due in part to the continuation of the improving economic conditions, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $2.9 million increase in other property revenue during the year ended December 31, 2013 as compared to 2012 primarily due to increases in various items of miscellaneous income combined with ancillary income from our utility rebilling programs.
Same store property revenues for the year ended December 31, 2012 increased approximately $37.4 million, or 6.5%, from 2011. Same store rental revenues for the year ended December 31, 2012 increased approximately $32.2 million, or 6.5%, from 2011, primarily due to a 5.7% increase in average rental rates and a 0.6% increase in average occupancy for our same store portfolio. We believe the increase to rental revenue was due in part to a gradually improving economy, favorable demographics, a modest supply of new multifamily housing and a decline in home ownership rates. Additionally, there was a $5.2 million increase in other property revenue during the year ended December 31, 2012 as compared to 2011 primarily due to increases in revenues from ancillary income from our utility rebilling programs and miscellaneous fees and charges.
Property expenses from our same store communities increased approximately $6.8 million, or 3.1%, for the year ended December 31, 2013 as compared to 2012. The increase was due to a $6.5 million, or 10.9%, increase in real estate taxes as a result of higher property valuations and property tax rates at a number of our communities. The increase was also due to a $2.5 million increase in property insurance expenses due to higher insurance premiums and claims for the year ended December 31, 2013 as compared to 2012. These increases were partially offset by lower repairs and maintenance costs and decreased medical benefit costs.
Property expenses from our same store communities increased approximately $4.8 million, or 2.2%, for the year ended December 31, 2012 as compared to 2011. The increase was primarily due to an increase in real estate taxes as a result of increasing property valuations and property tax rates at a number of our communities, offset partially by refunds received on successful protests of prior year tax assessments. The increase was also due to an increase in salaries and benefit expenses due to increases in salaries and incentive compensation and higher medical benefit costs.
Non-same store and development and lease-up analysis:
Property revenues and property expenses from non-same store and development and lease-up communities increased approximately $60.4 million and $22.5 million for the year ended December 31, 2013 as compared to 2012, respectively. The increases in 2013 as compared to 2012 were primarily due to revenues and expenses recognized in 2013 related to the acquisition of seven operating properties in 2012, the acquisition of three operating properties in 2013 and the acquisition of one previously unconsolidated joint venture community in December 2012. These increases were also due to revenues and expenses recognized in 2013 related to four operating properties reaching stabilization in 2012 and three operating properties and 75 units at one of our consolidated operating properties reaching stabilization in 2013. The remaining increases related to increases in revenues and expenses at our other non-same store communities.
Property revenue and property expenses increased approximately $60.5 million and $22.6 million for the year ended December 31, 2012 as compared to 2011, respectively. The increases in 2012 as compared to 2011 were primarily due to increases in revenues and expenses recognized in 2012 related to the acquisition of nine previously unconsolidated joint venture communities in January 2012 and one previously unconsolidated joint venture community in December 2012. The increases in revenues and expenses were also due to revenues and expenses related to the acquisition of seven properties in 2012, four properties in our development pipeline reaching stabilization and the completion and partial lease-up of two properties in our development pipeline in 2012.

The following table details the impact in our revenues and expenses as discussed above:

	For the year ended December 31,
(in millions)	2013	2012
Revenues from acquisitions	$39.3	$46.4
Revenues from stabilized properties	15.7	13.3
Other	5.4	0.8
	$60.4	$60.5

Expenses from acquisitions	$15.1	$17.9
Expenses from stabilized properties	6.0	4.9
Other	1.4	(0.2)
	$22.5	$22.6
Other property analysis:
Other property revenues were relatively flat in 2013 as compared to 2012 and increased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011. The increase in 2012 was primarily due to revenues of approximately $1.4 million for the year ended December 31, 2012 from above and below market lease amortization related to our 2012 acquisitions.
Other property expenses were relatively flat in 2013 as compared to 2012 and decreased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011. The decrease in 2012 was primarily related to decreases in property taxes expensed on four land holdings for projects which were approved during 2012 and the second half of 2011 for development activities. As a result, we started capitalizing expenses, including property taxes, on these development projects.
Non-property income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2013	2012	$	%	2012	2011	$	%
Fee and asset management	$11,690	$12,345	$(655)	(5.3)%	$12,345	$9,973	$2,372	23.8%
Interest and other income (loss)	1,217	(710)	1,927	*	(710)	4,649	(5,359)	(115.3)
Income on deferred compensation plans	8,290	4,772	3,518	73.7	4,772	6,773	(2,001)	(29.5)
Total non-property income	$21,197	$16,407	$4,790	29.2%	$16,407	$21,395	$(4,988)	(23.3)%
* Not a meaningful percentage.
Fee and asset management income decreased approximately $0.7 million for the year ended December 31, 2013 as compared to 2012 and increased approximately $2.4 million for the year ended December 31, 2012 as compared to 2011. The decrease for 2013 as compared to 2012 was primarily due to the sale of 23 operating properties by three unconsolidated joint ventures during 2012 and 2013 and our acquisition of a previously unconsolidated joint venture community in December 2012. The decrease was partially offset by higher construction fees due to an increase in third-party construction activity. The increase for 2012 as compared to 2011 was primarily related to an increase in property management, development and construction fees due to acquisitions completed and development communities started by our funds during 2011 and 2012. The increase was partially offset by a decrease in property management fees due to our acquisition of 12 previously unconsolidated joint venture communities in January 2012, and the sale of seven operating properties by two of our unconsolidated joint ventures in 2012.
Interest and other income (loss) increased approximately $1.9 million for the year ended December 31, 2013 as compared to 2012 and decreased approximately $5.4 million for the year ended December 31, 2012 as compared to 2011. The increase during 2013 as compared to 2012 was primarily due to approximately $1.0 million recognized in the second quarter of 2013 from the release of a deed restriction on a parcel of land sold to an unaffiliated third-party in 2006. The increase was also due to losses of approximately $0.8 million recognized in 2012 relating to non-designated derivatives. The decrease during 2012 as compared to 2011 was primarily due to a $4.3 million gain recognized in 2011 relating to the sale of an available-for-sale investment, and an increase in losses recognized on non-designated hedges of approximately $0.6 million during the year ended December 31, 2012.
Our deferred compensation plans recognized income of approximately $8.3 million, $4.8 million and $6.8 million in 2013, 2012 and 2011, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2013	2012	$	%	2012	2011	$	%
Property management	$21,774	$21,796	$(22)	(0.1)%	$21,796	$20,686	$1,110	5.4%
Fee and asset management	5,756	6,631	(875)	(13.2)	6,631	5,935	696	11.7
General and administrative	40,586	37,528	3,058	8.1	37,528	35,456	2,072	5.8
Interest	98,129	104,246	(6,117)	(5.9)	104,246	112,414	(8,168)	(7.3)
Depreciation and amortization	214,395	194,673	19,722	10.1	194,673	165,486	29,187	17.6
Amortization of deferred financing costs	3,548	3,608	(60)	(1.7)	3,608	5,877	(2,269)	(38.6)
Expense on deferred compensation plans	8,290	4,772	3,518	73.7	4,772	6,773	(2,001)	(29.5)
Total other expenses	$392,478	$373,254	$19,224	5.2%	$373,254	$352,627	$20,627	5.8%
Property management expense, which represents regional supervision and accounting costs related to property operations, was relatively flat in 2013 as compared to 2012 and increased approximately $1.1 million for the year ended December 31, 2012 as compared to 2011. The increase for 2012 as compared to 2011 was primarily due to higher salaries, benefits and incentive compensation for our property management personnel, and was partially offset by a decrease in administrative costs. Property management expenses were 2.8%, 3.1%, and 3.5% of total property revenues for the years ended December 31, 2013, 2012, and 2011, respectively.
Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.9 million for the year ended December 31, 2013 as compared to 2012 and increased approximately $0.7 million for the year ended December 31, 2012 as compared to 2011. The decrease for 2013 as compared to 2012 was primarily due to a decrease in expenses relating to the sale of 23 operating properties by three of our unconsolidated joint ventures in 2013 and 2012, and our acquisition of a previously unconsolidated joint venture community in December 2012. The decrease was also due to lower expenses related to management of development communities due to the timing of communities started and completed by our funds during 2012 and 2013, and lower internal acquisition costs in 2013, due to the closing of the investment period for future operating properties in one of our discretionary funds during the second quarter of 2012. These decreases were partially offset by higher expenses related to an increase in third-party construction activity during 2013 as compared to 2012.
The increase in fee and asset management expense for 2012 as compared to 2011 primarily related to an increase in expenses related to the management of acquisitions completed and development communities started by our funds during 2011 and 2012. The increase was partially offset by a decrease in expenses resulting from our acquisition of 12 previously unconsolidated joint venture communities in January 2012, and the sale of seven operating properties by two of our unconsolidated joint ventures in 2012.
General and administrative expenses increased approximately $3.1 million during the year ended December 31, 2013 as compared to 2012 and increased approximately $2.1 million during the year ended December 31, 2012 as compared to 2011. General and administrative expenses were 5.1%, 5.3% and 5.8% of total revenues, excluding income on deferred compensation plans, for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 as compared to 2012 was primarily due to increases in salaries, benefits and incentive compensation expenses due to salary increases and higher deferred compensation amortization costs resulting from an increase in the value of awards granted in 2012 and 2013 as compared to the value of awards which were fully vested during the year ended December 31, 2012. The increase was also due to increases in professional and consulting fees of approximately $1.5 million and the net costs of approximately $0.2 million relating to the retirement of an executive officer in July 2013. The increase in 2012 as compared to 2011 was primarily due to increases in salaries, benefits and incentive compensation expenses, an increase in professional fees, and an increase in expensed costs related to our acquisitions completed in 2012. These increases were partially offset by approximately $2.1 million in one-time bonuses awarded to all non-executive employees in the first quarter of 2011.
Interest expense decreased approximately $6.1 million for the year ended December 31, 2013 as compared to 2012 and decreased approximately $8.2 million for the year ended December 31, 2012 as compared to 2011. The decrease in interest expense in 2013 as compared to 2012 was primarily due to the repayment of one secured and one senior unsecured notes payable in 2013 and four secured and one senior unsecured notes payable in 2012. The decrease was also due to higher capitalized interest of approximately $3.0 million during 2013 due to higher average balances in our development pipeline. These decreases were partially offset by interest expense related to a secured note payable assumed in connection with the acquisition of a previously unconsolidated joint venture in December 2012, the issuance of $350 million senior unsecured notes payable in December 2012 and the issuance of $250 million senior unsecured notes payable in December 2013.
The decrease in interest expense in 2012 as compared to 2011 was primarily due to the repayment of our $500 million term loan, and two unsecured notes payable during the first half of 2011, the repayment of four secured and one senior unsecured notes payable in 2012, and higher capitalized interest of approximately $3.7 million as compared to 2011 due to higher average balances in our development pipeline. These decreases were partially offset by an increase in interest expense related to our issuance of $500 million senior unsecured notes payable in June 2011 and our issuance of $350 million senior unsecured notes payable in December 2012.
Depreciation and amortization expense increased approximately $19.7 million during the year ended December 31, 2013 as compared to 2012 and increased approximately $29.2 million during the year ended December 31, 2012 as compared to 2011. The increase in 2013 as compared to 2012 was primarily due to the acquisition of three operating properties in 2013, the acquisition of seven operating properties in 2012, and the acquisition of a previously unconsolidated joint venture community in December 2012. The increase was also due to the completion of units in our development pipeline, the completion of repositions during 2013 and an increase in capital improvements placed in service in 2012 and 2013. These increases were partially offset by lower amortization of in-place leases relating to the acquisition of nine previously unconsolidated joint venture communities in January 2012 which were amortized through July 2012. The increase in 2012 as compared to 2011 was primarily due to the acquisition of seven operating properties in 2012 and the acquisition of nine previously unconsolidated joint venture communities in January 2012. The increases were also due to the completion of units in our development pipeline and an increase in capital improvements placed in service throughout 2011 and 2012.
Amortization of deferred financing costs decreased approximately $2.3 million during the year ended December 31, 2012 as compared to 2011. The decrease for 2012 was due to lower amortization of financing costs as a result of an amendment to our $500 million credit facility in September 2011 which extended the maturity date three years. The decrease was also due to lower amortization and the write-off of approximately $0.5 million of unamortized loan costs associated with the repayment of the $500 million term loan in June 2011. This decrease was partially offset by higher amortization of financing costs associated with the issuance of $500 million senior unsecured notes payable in June 2011.
Our deferred compensation plans incurred expenses of approximately $8.3 million, $4.8 million and $6.8 million in 2013, 2012 and 2011, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in non-property income, above.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
($ in thousands)	2013	2012		$2012	2011	$
Gain on acquisition of controlling interest in joint ventures	$—	$57,418	$(57,418)	$57,418	$—	$57,418
Gain on sale of properties, including land	698	—	698	—	4,748	(4,748)
Gain on sale of unconsolidated joint venture interests	—	—	—	—	1,136	(1,136)
Loss on discontinuation of hedging relationship	—	—	—	—	(29,791)	29,791
Equity in income of joint ventures	24,865	20,175	4,690	20,175	5,679	14,496
Income tax expense – current	(1,826)	(1,208)	(618)	(1,208)	(2,220)	1,012
In January 2012, we acquired the remaining 80% ownership interests in 12 previously unconsolidated joint ventures not previously owned by us, resulting in these entities being wholly-owned. In December 2012, we acquired the remaining 50% ownership interest in another previously unconsolidated joint venture. Our acquisitions resulted in a gain of approximately $57.4 million, which represented the difference between the fair market value of our previously owned equity interests and the cost basis.
Gain on sale of properties, including land, totaled approximately $0.7 million and $4.7 million for the years ended December 31, 2013 and 2011, respectively. The gain in 2013 was due to the sale of two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas for approximately $6.6 million. The gain in 2011 was due to the sale of two of our land development properties located in Washington, DC and Austin, Texas to one of the funds.

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
Equity in income of joint ventures increased approximately $4.7 million for the year ended December 31, 2013 as compared to 2012, and increased approximately $14.5 million for the year ended December 31, 2012 as compared to 2011. The increase in 2013 as compared to 2012 was primarily due to recognizing a $16.3 million proportionate share of the gain relating to the sale of 16 operating properties by two of our unconsolidated joint ventures in 2013. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.1 million related to one of these unconsolidated joint ventures. The increase was also due to an increase in earnings recognized during 2013 relating to higher rental income from the stabilized operating joint venture properties. These increases were partially offset by recognizing a $17.4 million proportionate share of the gain relating to the sale of seven operating properties by two of our unconsolidated joint ventures in 2012. These increases were also partially offset by our acquisition of a previously unconsolidated joint venture in December 2012.
The increase in 2012 as compared to 2011 was primarily due to recognizing a $17.4 million gain relating to our proportionate share of the gain on the sale of seven operating properties by two of our unconsolidated joint ventures in 2012. The increase was also due to an increase in earnings recognized in 2012 relating to 18 acquisitions of operating properties completed by the funds during 2011. These increases were partially offset by our acquisition of 12 previously unconsolidated joint venture communities in January 2012. These increases were further offset by recognizing a $6.4 million gain relating to our proportionate share of the gain on the sale of four operating properties by one of our unconsolidated joint ventures in 2011.
We had current income tax expense of approximately $1.8 million, $1.2 million, and $2.2 million for the tax years ended December 31, 2013, 2012, and 2011, respectively. The $0.6 million increase in 2013 as compared to 2012 was due to increases in taxable income related to higher construction activities conducted in a taxable REIT subsidiary and increases in state income taxes relating to certain acquisitions completed in 2012 and 2013. The $1.0 million decrease in income tax expense during 2012 as compared to 2011 was due to income taxes from the gain recognized on the sale of our available-for-sale investment during the first quarter of 2011 by a taxable REIT subsidiary.
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

Reconciliations of net income attributable to common shareholders to diluted FFO for the years ended December 31 are as follows:

(in thousands)	2013	2012	2011
Funds from operations
Net income attributable to common shareholders (1)	$336,364	$283,390	$49,379
Real estate depreciation and amortization, including discontinued operations	214,729	205,437	177,187
Adjustments for unconsolidated joint ventures	5,738	7,939	10,534
Gain on acquisition of controlling interests in joint ventures	—	(57,418)	—
Gain on sale of unconsolidated joint venture properties (2)	(16,277)	(17,418)	(6,394)
Gain on sale of unconsolidated joint venture interests	—	—	(1,136)
Gain on sale of properties and discontinued operations, net of tax	(182,160)	(115,068)	(24,621)
Income allocated to non-controlling interests	9,927	6,475	2,586
Funds from operations – diluted	$368,321	$313,337	$207,535
Weighted average shares – basic	87,204	83,772	72,756
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	476	647	706
Common units	1,900	2,200	2,466
Weighted average shares – diluted	89,580	86,619	75,928

(1)
Includes a promoted equity interest of approximately $5.1 million for the year ended December 31, 2013, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties during May 2013. Includes a $29.8 million charge related to a loss on discontinuation of a hedging relationship for the year ended December 31, 2011.

(2)
The gain in 2013 represents our proportionate share of the gain on sale of 16 operating properties sold during 2013 by two of our unconsolidated joint ventures. The gain in 2012 represents our proportionate share of the gain on sale of seven operating properties sold during 2012 by two of our unconsolidated joint ventures. The gain in 2011 represents our proportionate share of the gain on sale of four operating properties sold by an unconsolidated joint venture during 2011.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 4.7, 4.0, and 3.2 times for the years ended December 31, 2013, 2012, and 2011, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 77.6%, 76.5%, and 71.7% of our properties (based on invested capital) were unencumbered at December 31, 2013, 2012, and 2011, respectively. Our weighted average maturity of debt was approximately 6.9 years at December 31, 2013.
We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2014 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2013 and 2012.
Net cash provided by operating activities was approximately $404.3 million during the year ended December 31, 2013 as compared to approximately $324.3 million during the year ended December 31, 2012. The increase was primarily due to growth in property revenues directly attributable to increased rental rates from our same store communities and the growth in non-same store revenues primarily relating to the acquisition of seven operating properties in 2012, the acquisition of three operating properties in 2013, and the acquisition of one previously unconsolidated joint venture community in the fourth quarter of 2012. The increase in non-same store revenues also related to the stabilization of four operating properties in 2012 and three operating properties in 2013. The increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which included the property expenses of the 10 operating properties acquired in 2012 and 2013, the previously unconsolidated joint venture acquired in 2012 and the stabilization of seven operating properties in 2012 and 2013. See further discussions of our 2013 operations as compared to 2012 in our “Results of Operations.” The increase in net cash from operating activities was also due to changes in working capital account balances, partially offset by a decrease in property revenues and expenses due to the disposition of 12 operating properties in 2013 and 11 operating properties in 2012.
Net cash used in investing activities during the year ended December 31, 2013 totaled approximately $259.0 million as compared to approximately $527.7 million used during the year ended December 31, 2012. Cash outflows for property development and capital improvements were approximately $356.8 million during 2013 as compared to approximately $290.7 million during 2012 due primarily to an increase in redevelopment expenditures relating to our reposition program in 2013 as compared to 2012. The property development and capital improvements during the years ended December 31, 2013 and 2012, respectively, included the following:

	December 31,
(in millions)	2013	2012
Expenditures for new development, including land	$174.7	$169.6
Capitalized interest, real estate taxes, and other capitalized indirect costs	25.1	20.3
Reposition expenditures	91.4	37.7
Capital expenditures	65.6	63.1
Total	$356.8	$290.7
Cash outflows during the year ended December 31, 2013 also related to the acquisition of three operating properties for approximately $224.1 million, increases in non-real estate assets of approximately $17.5 million and investments in joint ventures of approximately $1.9 million. Additional cash out flows for the year ended December 31, 2012 related to the acquisition of seven operating properties and the controlling interests in 13 previously unconsolidated joint ventures, net of cash acquired, of approximately $465.4 million. During 2012, we also used approximately $7.0 million for investments in joint ventures relating to acquisition of one operating property and two land development properties by one of our funds, in which we own a 20% interest, and an approximately $4.8 million increase in non-real estate assets. Cash outflows during the year ended December 31, 2013 were partially offset by cash inflows of approximately $329.4 million from the sale of 12 operating properties and two land holdings in 2013 and $11.3 million relating to distributions from our joint ventures, which included $8.8 million received from two unconsolidated joint ventures relating to the sale of 16 operating properties in 2013. During the year ended December 31, 2012, cash outflows were partially offset by inflows of $226.9 million from the sale of 11 operating properties, and $17.4 million relating to distributions from our joint ventures, which included $14.2 million in distributions of investments from two unconsolidated joint ventures relating to the sale of seven operating properties in 2012.
Net cash used in financing activities totaled approximately $154.2 million during the year ended December 31, 2013 as compared to net cash provided by financing activities of $174.9 million during the year ended December 31, 2012. During 2013, we used approximately $226.1 million to repay maturing secured and unsecured notes payable and approximately $4.2 million to pay principal amortization. We also used approximately $220.1 million to pay distributions to common shareholders and non-controlling interest holders. The cash flows for the year ended December 31, 2013 were partially offset by proceeds of approximately $249.5 million relating to the issuance of $250 million unsecured notes payable completed in December 2013, net proceeds of approximately $40.0 million from the issuance of 0.6 million shares from our ATM program and proceeds of approximately $2.5 million from common share options exercised during the period. During 2012, we received net proceeds of approximately $693.4 million from the issuances of 11.2 million common shares in an equity offering and our ATM programs. Cash inflows in 2012 also included proceeds of approximately $346.3 million from the issuance of $350 million unsecured notes payable completed in December 2012 and proceeds of approximately $13.0 million from common share options exercised during the period. The cash inflows during 2012 were partially offset by approximately $272.6 million used to repay the mortgage debt of 12 previously unconsolidated joint ventures we acquired in January 2012, and approximately $295.0 million used to repay maturing secured and unsecured notes payable. Cash inflows during 2012 were further offset by $100.0 million used to redeem our perpetual preferred units, approximately $189.0 million used to pay distributions to common shareholders, perpetual preferred unit holders, and non-controlling interest holders, and approximately $16.5 million used to acquire the remaining non-controlling interests in three consolidated joint ventures.
Financial Flexibility
We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016. Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2013, we had no balances outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.3 million, leaving approximately $488.7 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At December 31, 2013, we had no short-term borrowings outstanding.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2012 ATM program”), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. The net proceeds for the year ended December 31, 2013 were used for general corporate purposes, which included funding for development, redevelopment and capital improvement projects. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. During 2014, approximately $35.4 million of debt, including scheduled principal amortizations of approximately $3.1 million, is scheduled to mature. See Note 9, “Notes Payable,” in the Notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional costs to complete the construction of 13 consolidated projects to be approximately $541.2 million. Of this amount, we expect between approximately $360 million and $370 million will be incurred during 2014 and the remainder of the costs to be incurred during 2015. Additionally, we also expect to incur between approximately $55 million and $75 million of additional redevelopment expenditures and between approximately $56 million and $60 million of additional other capital expenditures during 2014.
We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages. We evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2013, we announced our Board of Trust Managers had declared a quarterly dividend of $0.63 per common share, to our common shareholders of record as of December 17, 2013. The dividend was subsequently paid on January 17, 2014 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2013 dividends, this distribution to common shareholders and holders of common operating partnership units equates to an annual dividend rate of $2.52 per share or unit for the year ended December 31, 2013.
In the first quarter of 2014, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.63 to $0.66 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming dividend distributions for the remainder of 2014 are similar to those declared for the first quarter 2014, the annualized dividend rate for 2014 would be $2.64.
The following table summarizes our known contractual cash obligations as of December 31, 2013:

(in millions)	Total	2014	2015	2016	2017	2018	Thereafter
Debt maturities (1)	$2,530.8	$35.4	$252.0	$2.2	$249.2	$177.6	$1,814.4
Interest payments (2)	698.1	110.9	103.3	97.6	88.7	79.7	217.9
Non-cancelable lease payments	28.3	2.8	2.3	2.6	2.7	2.5	15.4
	$3,257.2	$149.1	$357.6	$102.4	$340.6	$259.8	$2,047.7

(1)	Includes scheduled principal amortizations.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2013 or the most recent practicable date.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2013, our unconsolidated joint ventures had outstanding debt of approximately $530.7 million, of which our proportionate share was approximately $106.1 million. As of December 31, 2013, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date, and the amounts of revenues and expenses recognized during the reporting period. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.
Principles of Consolidation. We may enter into various joint venture agreements with unrelated third-parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined by GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, we believe the valuation of assets acquired and liabilities assumed are critical.
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
The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,319.5	7.0	4.7%	91.7%	$2,297.8	6.9	4.8%	91.5%
Variable rate debt	211.3	6.4	1.0	8.3	212.7	7.5	1.1	8.5
We have historically used variable rate indebtedness available under our revolving credit facility and other short-term borrowings to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility and other short-term borrowings and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $132.4 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.1 million, holding all other variables constant.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework originally issued in 1992.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 21, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 21, 2014 in connection with the Annual Meeting of Shareholders to be held May 9, 2014.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 21, 2014 in connection with the Annual Meeting of Shareholders to be held May 9, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 21, 2014 in connection with the Annual Meeting of Shareholders to be held May 9, 2014 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2013.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	634,361	$41.59	1,931,147
Equity compensation plans not approved by security holders	—	—	—
Total	634,361	$41.59	1,931,147
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

As of December 31, 2013, approximately 6.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.9 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 21, 2014 in connection with the Annual Meeting of Shareholders to be held May 9, 2014.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 21, 2014 in connection with the Annual Meeting of Shareholders to be held May 9, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 11, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee.	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.7	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.8	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.9	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.10	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

4.11	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden.	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Separation Agreement and General Release, dated as of May 9, 2013, between Camden Property Trust and Dennis M. Steen	Exhibit 99.1 to Form 8-K filed May 10, 2013

10.9	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.10	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.14	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.16	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.17	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.18	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.19	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.20	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.21	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.22	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.23	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.24	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.25	Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.19 to Form 10-K for the year ended December 31, 1999

10.26	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.28	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.29	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.30	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.31	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.34
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.35
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.37	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.38	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.39	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.40	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.41	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.42
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender. (2)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.43	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Credit Suisse Securities (USA) LLC	Exhibit 1.1 to Form 8-K filed on May 18, 2012

10.44	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Deutsche Bank Securities Inc.	Exhibit 1.2 to Form 8-K filed on May 18, 2012

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.45	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Jefferies & Company, Inc.	Exhibit 1.3 to Form 8-K filed on May 18, 2012

10.46	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Mitsubishi UFJ Securities (USA) Inc.	Exhibit 1.4 to Form 8-K filed on May 18, 2012

10.47	Distribution Agency Agreement, dated May 18, 2012, between Camden Property Trust and Scotia Capital (USA) Inc.	Exhibit 1.5 to Form 8-K filed on May 18, 2012

10.48
Amended and Restated Credit Agreement dated as of September 22, 2011 among Camden Property Trust, each lender from time to time party thereto, Bank of America, N.A, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and JP Morgan Chase Bank, N.A., as Syndication Agent
Exhibit 99.1 to Form 8-K filed on September 26, 2011

12.1	Statement Regarding Computation of Ratios	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Scott S. Ingraham, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Frances Aldrich Sevilla-Secasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 21, 2014	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 21, 2014
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 21, 2014
D. Keith Oden

/s/ Alexander J. Jessett	Senior Vice President - Finance,	February 21, 2014
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 21, 2014
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Scott S. Ingraham	Trust Manager	February 21, 2014

*
Lewis A. Levey	Trust Manager	February 21, 2014

*
William B. McGuire, Jr.	Trust Manager	February 21, 2014

*
F. Gardner Parker	Trust Manager	February 21, 2014

*
William F. Paulsen	Trust Manager	February 21, 2014

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 21, 2014

*
Steven A. Webster	Trust Manager	February 21, 2014

*
Kelvin R. Westbrook	Trust Manager	February 21, 2014

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity and perpetual preferred units, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2014

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2013	2012
Assets
Real estate assets, at cost
Land	$969,711	$949,777
Buildings and improvements	5,629,904	5,389,674
	$6,599,615	$6,339,451
Accumulated depreciation	(1,643,713)	(1,518,896)
Net operating real estate assets	$4,955,902	$4,820,555
Properties under development, including land	472,566	334,463
Investments in joint ventures	42,155	45,092
Properties held for sale	—	30,517
Total real estate assets	$5,470,623	$5,230,627
Accounts receivable – affiliates	27,724	33,625
Other assets, net	109,401	88,260
Cash and cash equivalents	17,794	26,669
Restricted cash	6,599	5,991
Total assets	$5,632,141	$5,385,172
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,588,798	$1,538,212
Secured	941,968	972,256
Accounts payable and accrued expenses	113,307	101,896
Accrued real estate taxes	35,648	28,452
Distributions payable	56,787	49,969
Other liabilities	88,272	67,679
Total liabilities	$2,824,780	$2,758,464
Commitments and contingencies
Non-Qualified deferred compensation share awards	47,180	—
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,645 and 99,106 issued; 96,660 and 96,201 outstanding at December 31, 2013 and 2012, respectively	967	962
Additional paid-in capital	3,596,069	3,587,505
Distributions in excess of net income attributable to common shareholders	(494,167)	(598,951)
Treasury shares, at cost (11,352 and 11,771 common shares, at December 31, 2013 and 2012, respectively)	(410,227)	(425,355)
Accumulated other comprehensive loss	(1,106)	(1,062)
Total common equity	$2,691,536	$2,563,099
Non-controlling interests	68,645	63,609
Total equity	$2,760,181	$2,626,708
Total liabilities and equity	$5,632,141	$5,385,172
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Property revenues
Rental revenues	$683,362	$602,004	$516,182
Other property revenues	105,489	96,314	83,219
Total property revenues	$788,851	$698,318	$599,401
Property expenses
Property operating and maintenance	$199,650	$185,720	$166,866
Real estate taxes	86,041	70,710	63,346
Total property expenses	$285,691	$256,430	$230,212
Non-property income
Fee and asset management	$11,690	$12,345	$9,973
Interest and other income (loss)	1,217	(710)	4,649
Income on deferred compensation plans	8,290	4,772	6,773
Total non-property income	$21,197	$16,407	$21,395
Other expenses
Property management	$21,774	$21,796	$20,686
Fee and asset management	5,756	6,631	5,935
General and administrative	40,586	37,528	35,456
Interest	98,129	104,246	112,414
Depreciation and amortization	214,395	194,673	165,486
Amortization of deferred financing costs	3,548	3,608	5,877
Expense on deferred compensation plans	8,290	4,772	6,773
Total other expenses	$392,478	$373,254	$352,627
Gain on acquisition of controlling interest in joint ventures	—	57,418	—
Gain on sale of properties, including land	698	—	4,748
Gain on sale of unconsolidated joint venture interests	—	—	1,136
Loss on discontinuation of hedging relationship	—	—	(29,791)
Equity in income of joint ventures	24,865	20,175	5,679
Income from continuing operations before income taxes	$157,442	$162,634	$19,729
Income tax expense – current	(1,826)	(1,208)	(2,220)
Income from continuing operations	$155,616	$161,426	$17,509
Income from discontinued operations	8,515	17,406	17,831
Gain on sale of discontinued operations, net of tax	182,160	115,068	24,621
Net income	$346,291	$293,900	$59,961
Less income allocated to non-controlling interests from continuing operations	(4,022)	(4,459)	(3,126)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)	(3,200)	(456)
Less income allocated to perpetual preferred units	—	(776)	(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	—	(2,075)	—
Net income attributable to common shareholders	$336,364	$283,390	$49,379
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$1.70	$1.81	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders	2.12	1.54	0.58
Net income attributable to common shareholders	$3.82	$3.35	$0.67
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$1.69	$1.79	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders	2.09	1.51	0.57
Net income attributable to common shareholders	$3.78	$3.30	$0.66
Weighted average number of common shares outstanding – basic	87,204	83,772	72,756
Weighted average number of common shares outstanding – diluted	88,494	85,556	73,462
Net income attributable to common shareholders
Income from continuing operations	$155,616	$161,426	$17,509
Less income allocated to non-controlling interests from continuing operations	(4,022)	(4,459)	(3,126)
Less income allocated to perpetual preferred units	—	(776)	(7,000)
Less write off original issuance costs of redeemed perpetual preferred units	—	(2,075)	—
Income from continuing operations attributable to common shareholders	$151,594	$154,116	$7,383
Income from discontinued operations, including gain on sale	$190,675	$132,474	$42,452
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)	(3,200)	(456)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$184,770	$129,274	$41,996
Net income attributable to common shareholders	$336,364	$283,390	$49,379
Consolidated Statements of Comprehensive Income
Net income	$346,291	$293,900	$59,961
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	—	(2,692)
Reclassification of net losses on cash flow hedging activities	—	—	39,657
Reclassification of gain on available-for-sale investment to earnings, net of tax	—	—	(3,306)
Reclassification of prior service cost and net loss on post retirement obligation	54	30	—
Unrealized loss and unamortized prior service cost on post retirement obligation	(99)	(409)	(884)
Comprehensive income	$346,246	$293,521	$92,736
Less income allocated to non-controlling interests from continuing operations	(4,022)	(4,459)	(3,126)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)	(3,200)	(456)
Less income allocated to perpetual preferred units	—	(776)	(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	—	(2,075)	—
Comprehensive income attributable to common shareholders	$336,319	$283,011	$82,154
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2010	$824	$2,775,625	$(595,317)	$(461,255)	$(33,458)	$70,954	$1,757,373	$97,925
Net income			49,379			3,582	52,961	7,000
Other comprehensive income					32,775		32,775
Common shares issued (1,751 shares)	18	106,553					106,571
Net share awards	3	12,592		812			13,407
Employee share purchase plan		446		1,334			1,780
Common share options exercised (68 shares)		5,216		7,106			12,322
Conversions and redemptions of operating partnership units (66 shares)	1	591				(592)	—
Cash distributions declared to perpetual preferred units								(7,000)
Cash distributions declared to equity holders ($1.96 per share)			(144,528)			(4,893)	(149,421)
Other	(1)	1					—
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			283,390			7,659	291,049	2,851
Other comprehensive loss					(379)		(379)
Common shares issued (11,192 shares)	112	693,243					693,355
Net share awards		1,008		14,138			15,146
Employee share purchase plan		617		717			1,334
Common share options exercised		2,173		11,793			13,966
Conversions of operating partnership units (558 shares)	6	8,988				(9,143)	(149)
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders ($2.24 per share)			(191,875)			(7,025)	(198,900)
Redemption of perpetual preferred units								(100,000)
Purchase of non-controlling interests		(19,549)				3,067	(16,482)
Other	(1)	1
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708	$—
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708
Net income			336,364			9,927	346,291
Other comprehensive loss					(44)		(44)
Common shares issued (555 shares)	6	40,038					40,044
Net share awards	(1)	4,921		12,658			17,578
Employee share purchase plan		449		469			918
Common share options exercised		841		2,001			2,842
Change in classification of deferred compensation plan		(37,958)					(37,958)
Change in redemption value of non-qualified share awards			(9,575)				(9,575)
Diversification of share awards within deferred compensation plan		221	132				353
Conversions and redemptions of operating partnership units (2 shares)	—	52				(104)	(52)
Cash distributions declared to equity holders ($2.52 per share)			(222,137)			(4,787)	(226,924)
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$346,291	$293,900	$59,961
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	219,650	209,872	181,791
Gain on acquisition of controlling interest in joint ventures	—	(57,418)	—
Gain on sale of discontinued operations, net of tax	(182,160)	(115,068)	(24,621)
Gain on sale of properties, including land	(698)	—	(4,748)
Gain on sale of unconsolidated joint venture interests	—	—	(1,136)
Gain on sale of available-for-sale investment	—	—	(4,301)
Loss on discontinuation of hedging relationship	—	—	29,791
Distributions of income from joint ventures	8,884	6,321	5,329
Equity in income of joint ventures	(24,865)	(20,175)	(5,679)
Share-based compensation	14,063	13,086	12,039
Amortization of deferred financing costs	3,548	3,608	5,877
Net change in operating accounts and other	19,578	(9,859)	(9,469)
Net cash from operating activities	$404,291	$324,267	$244,834
Cash flows from investing activities
Development and capital improvements	$(356,815)	$(290,728)	$(227,755)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(224,109)	(465,400)	—
Proceeds from sales of properties, including land and discontinued operations	329,441	226,869	57,312
Proceeds from sale of joint venture interests	—	—	19,310
Proceeds from sale of available-for-sale investment	—	—	4,510
Decrease in notes receivable - affiliates	—	—	3,279
Investments in joint ventures	(1,886)	(7,006)	(46,037)
Distributions of investments from joint ventures	11,295	17,417	6,005
Increase in non-real estate assets	(17,497)	(4,787)	(2,422)
Other	586	(4,050)	(1,566)
Net cash from investing activities	$(258,985)	$(527,685)	$(187,364)
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$952,900	$603,000	$8,000
Repayments on unsecured line of credit and other short-term borrowings	(952,900)	(603,000)	(8,000)
Repayment of notes payable	(230,288)	(567,575)	(627,623)
Proceeds from notes payable	249,535	346,308	495,705
Proceeds from issuance of common shares	40,044	693,355	106,571
Distributions to common shareholders, perpetual preferred units, and non-controlling interests	(220,083)	(189,018)	(152,242)
Redemption of perpetual preferred units	—	(100,000)	—
Purchase of non-controlling interests	—	(16,482)	—
Payment of deferred financing costs	(3,165)	(3,737)	(9,288)
Common share options exercised	2,458	13,038	11,397
Net decrease (increase) in accounts receivable – affiliates	5,901	(2,586)	860
Other	1,417	1,625	1,734
Net cash from financing activities	$(154,181)	$174,928	$(172,886)
Net decrease in cash and cash equivalents	(8,875)	(28,490)	(115,416)
Cash and cash equivalents, beginning of year	26,669	55,159	170,575
Cash and cash equivalents, end of year	$17,794	$26,669	$55,159
Supplemental information
Cash paid for interest, net of interest capitalized	$98,101	$106,405	$114,615
Cash paid for income taxes	2,114	1,561	2,664
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$56,787	$49,969	$39,364
Value of shares issued under benefit plans, net of cancellations	20,195	20,933	18,629
Net change in redemption of non-qualified share awards	9,443	—	—
Conversion of operating partnership units to common shares	71	9,143	592
Accrual associated with construction and capital expenditures	21,071	18,993	16,754
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	—	298,807	—
Other liabilities assumed	—	6,976	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2013, we owned interests in, operated, or were developing 184 multifamily properties comprised of 64,328 apartment homes across the United States. Of the 184 properties, 14 properties were under construction, and when completed will consist of a total of 4,354 apartment homes. Additionally, we are adding a subsequent phase to a stabilized community which will consist of 75 apartment homes and we own land holdings we may develop into multifamily apartment communities in the future.
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
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any differences between the carrying value of the previously held equity investment is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of below market leases is included in other liabilities in our consolidated balance sheets and the net carrying value of in-place leases is included in other assets, net, in our consolidated balance sheets.
The carrying values of below market leases and in-place leases at December 31, 2013 and 2012 are as follows:

	December 31,
(in millions)	2013	2012
Below market leases (Gross carrying value)	$0.4	$0.9
Accumulated amortization	(0.2)	(0.2)
Value of below market leases, net	$0.2	$0.7

In-place leases (Gross carrying value)	$2.3	$4.1
Accumulated amortization	(1.1)	(1.5)
Value of in-place leases, net	$1.2	$2.6
The average amortization period of below market leases and in-place leases for each of the years ended December 31, 2013 and 2012 was approximately six months.
Revenues recognized related to below market leases and amortization expense related to in-place leases for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
(in millions)	2013	2012	2011
Revenues related to below market leases	$1.1	$1.4	$—
Amortization of in-place leases	$5.6	$13.1	$3.9

The unamortized value of the below market leases and in-place leases will be fully amortized during the year ended December 31, 2014.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which maximize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2013, 2012 or 2011.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $15.4 million, $12.5 million, and $8.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Capitalized real estate taxes were approximately $3.0 million, $2.8 million, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
We also incur expenditures related to renovation and construction of office space we lease and we capitalize these leasehold improvements as furniture, fixtures, equipment and other. We depreciate these costs using the straight-line method over the shorter of the lease term or the useful life of the improvement. During the third quarter of 2013, we relocated our corporate headquarters. In conjunction with this relocation, we capitalized approximately $12.2 million related to leasehold improvements which will be depreciated over the life of our new lease.

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
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
Fair Value. For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.
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
Recurring Fair Value Disclosures. The valuation methodology we use to measure our deferred compensation plan investments is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded at fair value on a recurring basis and included in other assets in our consolidated balance sheets.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, available-for-sale investments, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. See further discussion of our investments under deferred compensation plans in Note 11, “Share-based Compensation and Benefit Plans.” Deferred financing costs are amortized no longer than the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years. Our available-for-sale investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 98% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for each of the years ended December 31, 2013, 2012, and 2011.
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
Use of Estimates. In the application of GAAP, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, results of operations during the reporting periods, and related disclosures. Our more significant estimates include estimates supporting our impairment analysis related to the carrying values of our real estate assets. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

3. Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.1 million, 2.3 million, and 4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$151,594	$154,116	$7,383
Amount allocated to participating securities	(3,177)	(2,784)	(551)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$148,417	$151,332	$6,832
Income from discontinued operations, including gain on sale, attributable to common shareholders	184,770	129,274	41,996
Net income attributable to common shareholders, as adjusted	$333,187	$280,606	$48,828

Income from continuing operations attributable to common shareholders,as adjusted – per share	$1.70	$1.81	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	2.12	1.54	0.58
Net income attributable to common shareholders, as adjusted – per share	$3.82	$3.35	$0.67

Weighted average number of common shares outstanding – basic	87,204	83,772	72,756

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$148,417	$151,332	$6,832
Income allocated to common units from continuing operations	1,133	1,984	—
Income from continuing operations attributable to common shareholders, as adjusted	$149,550	$153,316	$6,832
Income from discontinued operations, including gain on sale, attributable to common shareholders	184,770	129,274	41,996
Net income attributable to common shareholders, as adjusted	$334,320	$282,590	$48,828

Income from continuing operations attributable to common shareholders, as adjusted – per share	$1.69	$1.79	$0.09
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	2.09	1.51	0.57
Net income attributable to common shareholders, as adjusted – per share	$3.78	$3.30	$0.66

Weighted average number of common shares outstanding – basic	87,204	83,772	72,756
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	476	647	706
Common units	814	1,137	—
Weighted average number of common shares outstanding – diluted	88,494	85,556	73,462
4. Common Shares
In May 2012, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the year ended December 31, 2013 were used for general corporate purposes, which included funding for development and capital improvement projects.
The following table presents activity under our 2012 ATM program for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Total net consideration	$40,044.1	$173,607.5
Common shares sold	555.1	2,607.9
Average price per share	$73.73	$67.63
As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to December 31, 2013 through the date of this filing.
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

In March 2010, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $250 million (the “2010 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The 2010 ATM program terminated in the second quarter of 2011, and no further common shares are available for sale under the 2010 ATM program. The net proceeds during 2011 from the 2010 ATM program were used for general corporate purposes.
The following table presents activity under our 2010 and 2011 ATM programs for the periods presented (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011
Total net consideration	$128,128.0	$106,570.6
Common shares sold	1,971.4	1,751.0
Average price per share	$66.01	$61.95
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2013, we had approximately 85.3 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Operating Partnerships
At December 31, 2013, approximately 8% of our multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2013, we held 92.1% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our ten trust managers owns Camden Operating common limited partnership units.
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
At December 31, 2013, approximately 26% of our multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2013, we held 94.2% of the outstanding common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. (“Summit”), which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

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
We have provided for income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2013, 2012 and 2011 as income tax expense. Income taxes for the years ended December 31, 2013, 2012 and 2011, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. Income taxes for the year ended December 31, 2011 also included approximately $1.0 million associated with the gain recognized on the sale of an available-for-sale investment. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.

The reconciliation of net income to REIT taxable income is set forth in the following table:

	Year Ended December 31,
(in thousands)	2013		2012		2011
Net income	$346,291		$293,900		$59,961
Less income attributable to non-controlling interests from continuing operations	(4,022)		(4,459)		(3,126)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)		(3,200)		(456)
Less income allocated to perpetual preferred units	—		(776)		(7,000)
Less write off of original issuance costs of redeemed perpetual preferred units	—		(2,075)		—
Net income attributable to common shareholders	$336,364		$283,390		$49,379
(Income) loss from taxable REIT subsidiaries included above	(2,940)		3,323		539
Net income from REIT operations	$333,424		$286,713		$49,918
Book depreciation and amortization, including discontinued operations	223,198		213,479		188,042
Tax depreciation and amortization	(204,059)		(171,060)		(155,636)
Book/tax difference on gains/losses from capital transactions	(86,358)		(63,832)		(4,315)
Other book/tax differences, net	(9,427)		(40,961)		8,205
REIT taxable income	$256,778		$224,339		$86,214
Dividends paid deduction	(256,778)	(1)	(224,339)	(2)	(143,657)
Dividends paid in excess of taxable income	$—		$—		$(57,443)
(1) The dividends paid deduction includes estimated designated dividends from 2014 of approximately $62.1 million.
(2) We borrowed approximately $26.6 million from 2013 for designated dividends in 2012.
A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
	2013	2012	2011
Common Share Distributions
Ordinary income	$1.40	$0.96	$1.08
Long-term capital gain	0.76	0.64	0.13
Unrecaptured Sec. 1250 gain	0.36	0.64	0.23
Return of capital	—	—	0.52
Total	$2.52	$2.24	$1.96
Percentage of distributions representing tax preference items	4.95%	5.72%	2.83%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2013, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $16.3 million which expire in years 2030 to 2033. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because we believe it is unlikely the available NOL’s will be utilized or if utilized, any amounts will be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2013 exceeded the tax basis by approximately $1.2 billion.
Income Tax Expense – Current. For the tax years ended December 31, 2013, 2012, and 2011, we had current income tax expense of approximately $1.8 million, $1.2 million, and $2.2 million, respectively. Income tax for the year ended December 31, 2013 and 2012 was comprised mainly of state income tax, and federal income tax related to one of our taxable REIT subsidiaries. Income tax expense for the year ended December 31, 2011 included approximately $1.0 million associated with the gain recognized by one of our taxable REIT subsidiaries on the sale of an available-for-sale investment during 2011, and also is comprised of state income tax, and federal income tax related to another one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2013, 2012, and 2011, our deferred tax expense was not significant.

The Company and its subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2010 through 2012. Net income tax loss carry forwards and other tax attributes generated in years prior to 2010 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2013. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
7. Acquisitions and Discontinued Operations
Acquisitions of operating properties. During the year ended December 31, 2013, we completed the acquisition of three operating properties as follows:

Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition	Purchase Price
Camden Post Oak	Houston, TX	356	4/10/2013	$108.5
Camden Sotelo	Tempe, AZ	170	9/11/2013	34.0
Camden Vantage	Atlanta, GA	592	9/18/2013	82.5
Consolidated total		1,118		$225.0
During 2012, we acquired seven operating properties comprised of 2,114 units located in Dallas, Texas, Atlanta, Georgia, Ontario, California, Scottsdale, Arizona, and Denver, Colorado for approximately $356.0 million.
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
As of December 31, 2011, we held a 20% ownership interest in twelve unconsolidated joint ventures which owned 12 apartment communities, containing 4,034 apartment homes located in Dallas, Houston, Las Vegas, Phoenix, and Southern California. In January 2012, we acquired the remaining 80% ownership interests in these joint ventures for approximately $99.5 million and assumed approximately $272.6 million in mortgage debt associated with these joint ventures, which was subsequently repaid in January 2012. As a result of acquiring a controlling interest in the former unconsolidated joint ventures, our previously held equity interest was remeasured at fair value, resulting in a gain of approximately $40.2 million. The equity was remeasured utilizing the consideration paid for the acquired 80% ownership interest.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisition/consolidation of the operating properties described above as of the respective acquisition/consolidation dates (in millions):

	2013	2012
Assets acquired:
Buildings and improvements	$192.0	$622.9
Land	29.5	174.6
Cash	—	3.9
Restricted cash	—	0.7
Intangible and other assets	4.5	16.0
Total assets acquired (1)	$226.0	$818.1

Liabilities assumed:
Mortgage debt (2)	$—	$298.8
Other liabilities	1.9	8.2
Total liabilities assumed	$1.9	$307.0
Net assets acquired	$224.1	$511.1
(1) Represents 100% of the fair value of assets of operating properties acquired which includes our previously held investments in the joint ventures acquired in 2012. Upon acquisition, we revalued our investments in these joint ventures which resulted in a fair value adjustment of assets of approximately $42.1 million for the year ended December 31, 2012.
(2) Mortgage debt assumed in the amount of $272.6 million was subsequently repaid in January 2012 at face value.

The related assets, liabilities, and results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. There was no contingent consideration associated with these acquisitions.
The operating properties acquired in 2013 as discussed above contributed revenues of approximately $10.8 million and property expenses of approximately $4.5 million from their respective acquisition dates through December 31, 2013. The 13 former joint ventures and seven operating properties acquired in 2012 contributed revenues of approximately $52.8 million and property expenses of approximately $21.0 million from their respective acquisition/consolidation dates through December 31, 2012. Operating properties from three of these former joint ventures acquired in 2012 were sold during the fourth quarter of 2013. The operating properties sold contributed revenues and property expenses of approximately $6.4 million and $3.1 million, respectively, from their respective acquisition dates through December 31, 2012, and is included in income from discontinued operations disclosed below.
The following unaudited pro forma summary presents consolidated information assuming the acquisitions of the 10 remaining former joint ventures and seven operating properties acquired in 2012, described above had occurred on January 1, 2011. The information below for the year ended December 31, 2012 contains pro forma results for the respective portions of the periods prior to the respective acquisition dates and actual results from the respective acquisition dates through the end of the periods.

	Pro Forma Year Ended December 31,
(in thousands)	2012	2011
	(unaudited)
Property revenues	$727,152	$668,498
Property expenses	266,795	257,225
	$460,357	$411,273
Acquisitions of land. During June 2013, we acquired approximately 38.8 acres in three land parcels located in Scottsdale, Chandler, and Tempe, Arizona for approximately $25.8 million. During the year ended December 31, 2012, we acquired approximately 22.6 acres in four land parcels located in Dallas, Texas, Austin, Texas, Plantation, Florida, and Charlotte, North Carolina for approximately $33.6 million. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million.
Acquisitions of non-controlling ownership interests. During the year ended December 31, 2012, we purchased the remaining non-controlling ownership interest in three fully consolidated joint ventures, comprised of 680 units located in Houston, Texas and Charlotte, North Carolina, for approximately $16.5 million. The acquisitions of the remaining ownership interest were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional-paid-in-capital. See Note 15, "Non-controlling interests" for the effect of changes in ownership interests of these joint ventures on the equity attributable to common shareholders.
Discontinued Operations. For the years ended December 31, 2013, 2012 and 2011, income from discontinued operations included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. For the years ended December 31, 2012 and 2011, income from discontinued operations also included the results of operations of 11 operating properties, comprised of 3,213 apartment homes, sold during 2012. For the year ended December 31, 2011, income from discontinued operations also included the results of operations of two operating properties, comprised of 788 apartment homes, sold in December 2011.

The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Property revenues	$24,322	$60,198	$65,673
Property expenses	(10,552)	(27,557)	(31,163)
	$13,770	$32,641	$34,510
Interest	—	(36)	—
Depreciation and amortization	(5,255)	(15,199)	(16,679)
Income from discontinued operations	$8,515	$17,406	$17,831

Gain on sale of discontinued operations, net of tax	$182,160	$115,068	$24,621
During the year ended December 31, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas for approximately $6.6 million. We recognized a gain of approximately $0.7 million relating to these land sales.
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two, four, and 17 joint ventures for the years ended December 31, 2013, 2012 and 2011, respectively. The two joint ventures in which we held an equity investment at December 31, 2013 are two discretionary investment funds (the "funds"), in which we have a 20% ownership. We provide property management services to joint ventures which own operating properties and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined basis balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	2013	2012
Total assets	$790.2	$917.8
Total third-party debt	530.7	712.7
Total equity	229.6	165.2

	2013	2012		2011
Total revenues (1)	$98.6	$95.9	(2)	$95.9	(2)
Gain on sale of operating properties, net of tax	112.4	49.7		17.4
Net income (loss)	120.7	50.5		(3.2)
Equity in income (3)	24.9	20.2		5.7

(1)
Excludes approximately $20.6 million, $36.0 million, and $30.8 million of revenues for the years ended December 31, 2013, 2012, and 2011, respectively, related to discontinued operations from the sale of 16 operating properties within two of our unconsolidated joint ventures during 2013 and one operating property held for sale within one of our unconsolidated joint ventures at December 31, 2013. Revenues for the years ended December 31, 2012 and 2011 also excludes approximately $23.3 million, and $26.3 million, respectively, related to discontinued operations from the sale of seven operating properties within two of our unconsolidated joint ventures during 2012. Revenues for the year ended December 31, 2011 also excludes approximately $11.4 million related to discontinued operations from the sale of four operating properties within one of our unconsolidated joint ventures during the fourth quarter of 2011.

(2)
Includes approximately $7.8 million and $49.6 million of revenues for the years ended December 31, 2012 and 2011 related to one previously unconsolidated joint venture acquired by us in December 2012 and 12 previously unconsolidated joint ventures acquired by us in January 2012. Refer to Note 7, "Acquisitions and Discontinued Operations" for further discussion of these acquisitions.

(3)	Equity in income excludes our ownership interest of fee income from various property management services provided by us to our joint ventures.
The funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2013, we had no outstanding guarantees related to loans of our unconsolidated joint ventures.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $10.0 million, $11.4 million, and $9.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.
In May 2013, one of our unconsolidated joint ventures sold its 14 operating properties, comprised of 3,098 apartment homes in Las Vegas, Nevada, for approximately $200.2 million. Our proportionate share of the gain was approximately $13.1 million. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.1 million in 2013. Our proportionate share of the gain and the promoted equity interest were reported as components of equity in income of joint ventures in the consolidated statements of income and comprehensive income.
In December 2013, one of our funds sold two operating properties comprised of a total of 600 apartment homes for approximately $68.7 million. Our proportionate share of the gains on these transactions was approximately $3.2 million. At December 31, 2013, one of our funds had an operating property held for sale comprised of 240 apartment homes located in San Antonio, Texas. This property sold in February 2014.
9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2013	2012
Senior unsecured notes
5.45% Notes, due 2013	$—	$199.9
5.08% Notes, due 2015	249.7	249.5
5.75% Notes, due 2017	246.4	246.3
4.70% Notes, due 2021	248.8	248.7
3.07% Notes, due 2022	346.7	346.3
5.00% Notes, due 2023	247.7	247.5
4.27% Notes, due 2024	249.5	—
	1,588.8	1,538.2

Secured notes
0.93% – 6.00% Conventional Mortgage Notes, due 2014 – 2045	905.7	934.6
Tax-exempt Mortgage Note, due 2028 (1.30% floating rate)	36.3	37.7
	942.0	972.3
Total notes payable	$2,530.8	$2,510.5

Other floating rate debt included in secured notes (0.93%)	$175.0	$175.0
Value of real estate assets, at cost, subject to secured notes	$1,582.5	$1,584.7

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2013, we had no balances outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $11.3 million, leaving approximately $488.7 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At December 31, 2013, we had no short-term borrowings outstanding.
In December 2013, we issued from our existing shelf registration statement $250 million aggregate principal amount of 4.25% senior unsecured notes due January 2024 (the “2024 Notes”). The 2024 Notes were offered to the public at 99.814% of their face amount with a yield to maturity of 4.27%. We received net proceeds of approximately $247.4 million, net of underwriting discounts and other offering expenses. Interest on the 2024 Notes is payable semi-annually on July 15 and January 15, beginning July 15, 2014. We may redeem the 2024 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2024 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2024 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering to pay at maturity the $200 million aggregate principal amount outstanding of our 5.375% Senior Notes due December 15, 2013, plus accrued and unpaid interest to the date of maturity, and the remainder for general corporate purposes, which included property development in the ordinary course of business, capital expenditures and working capital.
At December 31, 2013 and 2012, the weighted average interest rate on our floating rate debt was approximately 1.0% and 1.1%, respectively.
Our indebtedness had a weighted average maturity of 6.9 years at December 31, 2013. Scheduled repayments on outstanding debt, including scheduled principal amortizations, and the weighted average interest rate on maturing debt at December 31, 2013 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2014	$35.4	3.2%
2015	252.0	5.1
2016 (1)	2.2	—
2017	249.2	5.7
2018	177.6	0.9
Thereafter	1,814.4	4.5
Total	$2,530.8	4.4%

(1)	Includes only scheduled principal amortizations.
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

Effect of Derivative Instruments
Derivatives in Cash Flow Hedging Relationships	Unrealized (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Income (Discontinuation, Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011		2011		2011
Interest Rate Swaps (1)	$(2.7)	Interest Expense	$9.9	Loss on discontinuation of hedging relationship	$29.8
 (1)    The results include the interest rate swap gain (loss) prior to discontinuation in May 2011.
We did not have any designated hedges during the years ended December 31, 2013 and 2012. No portion of designated hedges was ineffective during the year ended December 31, 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statements of Income	Amount of (Loss) Recognized in Statements of Income
		2012	2011
Interest Rate Cap	Other income/(loss)	$(0.1)	$(0.1)
Interest Rate Swap	Other income/(loss)	(0.7)	(0.2)
We recognized no income or loss during the year ended December 31, 2013 related to non-designated derivatives.
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

As of December 31, 2013, approximately 6.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.9 million common shares which could be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
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
Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.2 million and 0.5 million options were exercised during the years ended December 31, 2013 and 2012, respectively. Options were exercised at prices ranging from

$30.06 to $62.32 per option during the year ended December 31, 2013 and at prices ranging from $30.06 to $51.37 per option during the year ended December 31, 2012.
The total intrinsic value of options exercised was approximately $5.3 million, $12.2 million, and $9.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was no unrecognized compensation cost related to remaining unvested options which vest in January, 2014. At December 31, 2013, outstanding options and exercisable options had a weighted average remaining life of approximately 3.2 years and 2.9 years, respectively.
The following table summarizes outstanding share options and exercisable options at December 31, 2013:

	Outstanding Options (1)		Exercisable Options (1)
Range of Exercise Prices	Number	Weighted Average Price	Number	Weighted Average Price
$30.06-$41.16	228,012	$33.14	130,107	$35.46
$42.90-$43.94	108,947	43.43	108,947	43.43
$45.53-$62.32	297,402	47.39	297,402	47.39
Total options	634,361	$41.59	536,456	$43.69

(1)
The aggregate intrinsic value of outstanding and exercisable options at December 31, 2013 was approximately $9.8 million and $7.2 million, respectively. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $56.88 per share on December 31, 2013 and the strike price of the underlying award.

Valuation Assumptions. Options generally have a vesting period of three to five years. We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. No new options were granted in 2013, 2012 or 2011.
Share Awards and Vesting. Share awards generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At December 31, 2013, the unamortized value of previously issued unvested share awards was approximately $35.7 million which is expected to be amortized over the next four years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $15.9 million, $13.9 million, and $11.5 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $14.7 million, $13.7 million, and $12.3 million for 2013, 2012 and 2011, respectively. Total capitalized compensation cost for option and share awards was approximately $2.2 million, $1.4 million, and $0.9 million for 2013, 2012 and 2011, respectively.

The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2010	1,847,136	$42.37	741,505	$42.16
Granted	—	—	347,084	57.00
Exercised/Vested	(504,838)	42.59	(243,874)	47.19
Forfeited	(2,762)	48.02	(25,961)	44.51
Balance at December 31, 2011	1,339,536	$42.27	818,754	$46.88
Granted	—	—	346,330	63.51
Exercised/Vested	(468,839)	40.86	(282,552)	49.28
Forfeited	(31,943)	60.56	(20,279)	52.05
Balance at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	350,615	69.56
Exercised/Vested	(183,871)	41.56	(309,396)	51.41
Forfeited	(20,522)	73.32	(72,174)	58.08
Total options and nonvested share awards outstanding at December 31, 2013	634,361	$41.59	831,298	$59.77
Employee Share Purchase Plan (“ESPP”). We have established an ESPP for all active employees and officers who have completed one year of continuous service. Participants may elect to purchase our common shares through payroll deductions and /or through semi-annual contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents information related to our ESPP:

	2013	2012	2011
Shares purchased	17,171	20,137	19,914
Weighted average fair value of shares purchased	$62.59	$67.80	$63.29
Expense recorded (in millions)	$0.2	$0.3	$0.3
In January 2014, approximately 9,167 shares were purchased under the ESPP related to the 2013 plan year.
Rabbi Trust. We established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust is only in use for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2013 and 2012, approximately 1.9 million share awards were held in the rabbi trust. Additionally, as of December 31, 2013 and 2012, the rabbi trust held trading securities totaling approximately $41.3 million and $35.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2013 and 2012, approximately $25.4 million and $25.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. In 2004, we established a Non-Qualified Deferred Compensation Plan (the “Plan”) which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants.

Eligible participants commence participation in the Plan on the date the deferral election first becomes effective. We credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the Plan will not reduce a participant’s right to any vested amounts already credited to his or her account. At December 31, 2013 and 2012, approximately 1.2 million and 1.0 million share awards, respectively, were held in the Plan. Additionally, as of December 31, 2013 and 2012, the Plan held trading securities totaling approximately $18.1 million and $15.2 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
In July 2013, we amended and restated the Plan to permit diversification of fully vested share awards into other equity securities subject to a six month holding period, which resulted in the fully vested awards and the proportionate share of nonvested awards eligible for diversification being reclassified from additional paid in capital to temporary equity in our consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our consolidated statements of equity and perpetual preferred units. The following table summarizes the eligible share award activity as recorded in temporary equity from July 31, 2013, the effective date of the amended and restated Plan, through December 31, 2013:

(in thousands)
Temporary equity:
Effective date of amended and restated plan at July 31, 2013	$—
Change in classification of share awards	37,958
Change in redemption value of share awards	9,575
Diversification of share awards	(353)
Non-qualified deferred compensation share awards at December 31, 2013	$47,180
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for the years ended December 31, 2013, 2012 and 2011 was approximately $2.2 million, $2.2 million and $1.8 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2013				December 31, 2012
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$43.8	$—	$—	$43.8	$35.0	$—	$—	$35.0

(1) Approximately $1.6 million of participant cash was withdrawn from our deferred compensation plan investments during the year ended December 31, 2013.

Financial Instrument Fair Value Disclosures. As of December 31, 2013 and 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
The following table presents the carrying and estimated fair values of our notes payable for the years ended December 31:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,319.5	$2,391.5	$2,297.8	$2,518.1
Floating rate notes payable	211.3	201.4	212.7	203.4

Nonrecurring Fair Value Disclosures. There were no events during the years ended December 31, 2013 or 2012 which required fair value adjustments of our non-financial assets and non-financial liabilities. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.”
13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Change in assets:
Other assets, net	$(2,639)	$(2,443)	$5,183
Change in liabilities:
Accounts payable and accrued expenses	(8,138)	2,320	2,026
Accrued real estate taxes	7,165	5,640	(122)
Other liabilities	22,139	(16,192)	(17,152)
Other	1,051	816	596
Change in operating accounts and other	$19,578	$(9,859)	$(9,469)
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2013, we estimate the additional costs to complete 13 consolidated projects currently under construction to be approximately $541.2 million. We expect to fund these amounts through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM programs, other unsecured borrowings and secured mortgages.
Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of an apartment project in Florida which was subsequently sold and converted to condominium units by an unrelated third-party. The condominium association instituted a lawsuit against our subsidiary and other unrelated third-parties in Florida alleging negligent construction and failure to comply with building codes and claimed damages for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. This matter was mediated in December 2013 and the terms of a settlement were agreed upon, subject to the finalization of settlement documentation, pursuant to which we will make a one-time payment to the association in an amount which is not material.
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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2013, we had made earnest money deposits of approximately $2.5 million for potential acquisitions of operating properties and land, of which approximately $2.1 million is non-refundable.
Lease Commitments. At December 31, 2013, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $2.8 million, $2.6 million, and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum annual rental commitments for the years ending December 31, 2014 through 2018 are approximately $2.8 million, $2.3 million, $2.6 million, $2.7 million, and $2.5 million, respectively, and approximately $15.4 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2013, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2014. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

	2013	2012	2011
Net income attributable to common shareholders	$336,364	$283,390	$49,379
Transfers from the non-controlling interests:
Increase in equity for conversion and redemption of operating partnership units	52	8,994	592
Decrease in additional paid-in-capital for acquisition of remaining non-controlling interests in three consolidated joint ventures (1)	—	(19,549)	—
Change in common equity and net transfers from non-controlling interests	$336,416	$272,835	$49,971
(1) Refer to Note 7, "Acquisitions and Discontinued Operations" for further discussions of acquisition.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, “Property Acquisitions and Discontinued Operations,” for the years ended December 31, 2013 and 2012, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total(a)
2013:
Revenues	$189,811		$194,983		$199,740		$204,317		$788,851
Net income attributable to common shareholders	63,476		72,172		70,720		129,996		336,364
Net income attributable to common shareholders per share – basic	0.72	(b)	0.82	(c)	0.80	(d)	1.47	(e)	3.82
Net income attributable to common shareholders per share – diluted	0.72	(b)	0.81	(c)	0.79	(d)	1.46	(e)	3.78
2012:
Revenues	$164,046		$170,807		$179,667		$183,798		$698,318
Net income attributable to common shareholders	88,758		21,763		30,703		142,166		283,390
Net income attributable to common shareholders per share – basic	1.10	(f)	0.26		0.36	(g)	1.63	(h)	3.35
Net income attributable to common shareholders per share – diluted	1.07	(f)	0.26		0.35	(g)	1.60	(h)	3.30

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $31,783, or $0.37 basic and $0.36 diluted per share, impact related to the gain on sale of discontinued operations.

(c)
Includes a $24,866, or $0.29 basic and $0.28 diluted per share, impact related to the gain on sale of discontinued operations, and a $13,032, or $0.15 basic and diluted per share, impact related to our proportionate gain on sale of 14 joint venture communities included in equity in income of joint ventures.

(d)	Includes a $34,410, or $0.39 basic and diluted per share, impact related to the gain on sale of discontinued operations.

(e)
Includes a $91,101, or $1.04 basic and $1.03 diluted per share, impact related to the gain on sale of discontinued operations and a $3,245, or $0.04 basic and diluted per share, impact related to our proportionate gain on sale of two operating properties by one of our unconsolidated joint ventures included in equity in income of joint ventures.

(f)
Includes a $32,541, or $0.41 basic and $0.39 diluted per share, impact related to the gain on sale of discontinued operations, and a $40,191, or $0.50 basic and $0.49 diluted per share, impact related to the gain on acquisition of the controlling interest in twelve former unconsolidated joint ventures.

(g)	Includes a $2,875, or $0.03 basic and diluted per share, impact related to our proportionate gain on sale of one joint venture community included in equity in income of joint ventures.

(h)
Includes an $82,527, or $0.96 basic and $0.94 diluted per share, impact related to the gain on sale of discontinued operations. Also includes a $17,227, or $0.20 basic and diluted per share, impact related to the gain on acquisition of the controlling interest in one former unconsolidated joint venture, and a $14,543, or $0.17 basic and diluted per share, impact related to our proportionate gain on sale of six operating properties by two of our unconsolidated joint ventures included in equity in income of joint ventures.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

Camden Addison	$11,516	$29,332	$3,280	$11,516	$32,612	$44,128	$2,444	$41,684		2012
Camden Ashburn Farm	4,835	22,604	1,172	4,835	23,776	28,611	6,576	22,035		2005
Camden Aventura	12,185	47,616	8,767	12,185	56,383	68,568	15,223	53,345		2005
Camden Ballantyne	4,503	30,250	6,763	4,503	37,013	41,516	10,078	31,438	26,025	2005
Camden Bay	7,450	63,283	8,182	7,450	71,465	78,915	28,305	50,610		1998/2002
Camden Bayside	3,726	28,689	16,300	3,726	44,989	48,715	27,939	20,776		1997
Camden Bel Air	3,594	31,221	6,007	3,594	37,228	40,822	20,970	19,852		1998
Camden Belleview Station	8,091	44,003	452	8,091	44,455	52,546	1,718	50,828		2012
Camden Belmont	12,521	61,522	344	12,521	61,866	74,387	3,379	71,008		2012
Camden Breakers	1,055	13,024	5,997	1,055	19,021	20,076	9,934	10,142		1996
Camden Breeze	2,894	15,828	4,896	2,894	20,724	23,618	11,199	12,419		1998
Camden Brickell	14,621	57,031	7,713	14,621	64,744	79,365	17,845	61,520		2005
Camden Brookwood	7,174	31,984	5,249	7,174	37,233	44,407	10,300	34,107	22,624	2005
Camden Buckingham	2,704	21,251	6,769	2,704	28,020	30,724	12,668	18,056		1997
Camden Caley	2,047	17,445	3,213	2,047	20,658	22,705	8,778	13,927	15,351	2000
Camden Canyon	1,802	11,666	4,855	1,802	16,521	18,323	9,308	9,015		1998
Camden Cedar Hills	2,684	20,931	108	2,684	21,039	23,723	5,090	18,633		2008
Camden Centre	172	1,166	369	172	1,535	1,707	876	831		1998
Camden Centreport	1,613	12,644	3,787	1,613	16,431	18,044	7,695	10,349		1997
Camden Cimarron	2,231	14,092	5,412	2,231	19,504	21,735	10,338	11,397		1997
Camden City Centre	4,976	44,735	611	4,976	45,346	50,322	10,643	39,679	33,795	2007
Camden City Centre II	5,101	28,553	—	5,101	28,553	33,654	1,253	32,401		2013
Camden Clearbrook	2,384	44,017	700	2,384	44,717	47,101	10,457	36,644		2007
Camden Club	4,453	29,811	8,743	4,453	38,554	43,007	24,913	18,094		1998
Camden College Park	16,409	91,503	1,205	16,409	92,708	109,117	9,295	99,822		2008
Camden Commons	2,476	20,073	6,012	2,476	26,085	28,561	16,772	11,789		1998
Camden Copper Ridge	1,204	9,180	6,473	1,204	15,653	16,857	10,986	5,871		1993
Camden Copper Square	4,825	23,672	5,693	4,825	29,365	34,190	12,367	21,823		2000
Camden Cotton Mills	4,246	19,147	4,882	4,246	24,029	28,275	6,775	21,500		2005

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Cove	$1,382	$6,266	$1,691	1,382	$7,957	$9,339	$4,863	$4,476		1998
Camden Creekstone	5,017	19,912	407	5,017	20,319	25,336	1,093	24,243		2012
Camden Crest	4,412	31,108	2,600	4,412	33,708	38,120	9,500	28,620		2005
Camden Crown Valley	9,381	54,210	5,387	9,381	59,597	68,978	22,432	46,546		2001
Camden Deerfield	4,895	21,922	3,724	4,895	25,646	30,541	7,101	23,440	19,220	2005
Camden Del Mar	4,404	35,264	13,746	4,404	49,010	53,414	27,558	25,856		1998
Camden Denver West	6,396	51,552	712	6,396	52,264	58,660	1,693	56,967	24,698	2012
Camden Dilworth	516	16,633	1,350	516	17,983	18,499	4,523	13,976	13,073	2006
Camden Doral	10,260	40,416	2,664	10,260	43,080	53,340	11,509	41,831		2005
Camden Doral Villas	6,476	25,543	3,577	6,476	29,120	35,596	7,993	27,603		2005
Camden Dulles Station	10,807	61,548	2,066	10,807	63,614	74,421	12,581	61,840		2008
Camden Dunwoody	5,290	23,642	5,453	5,290	29,095	34,385	7,806	26,579	21,168	2005
Camden Fair Lakes	15,515	104,223	5,453	15,515	109,676	125,191	29,090	96,101		2005
Camden Fairfax Corner	8,484	72,953	2,218	8,484	75,171	83,655	18,828	64,827		2006
Camden Fairview	1,283	7,223	3,325	1,283	10,548	11,831	3,223	8,608		2005
Camden Fairways	3,969	15,543	9,291	3,969	24,834	28,803	15,560	13,243		1998
Camden Fallsgrove	9,408	43,647	3,864	9,408	47,511	56,919	12,443	44,476		2005
Camden Farmers Market	17,341	74,193	10,175	17,341	84,368	101,709	30,616	71,093	50,711	2001/2005
Camden Foxcroft	1,408	7,919	3,295	1,408	11,214	12,622	3,792	8,830	8,901	2005
Camden Gaines Ranch	5,094	37,100	6,903	5,094	44,003	49,097	11,338	37,759		2005
Camden Glen Lakes	2,157	16,339	14,505	2,157	30,844	33,001	26,489	6,512		1993
Camden Governor's Village	3,669	20,508	2,374	3,669	22,882	26,551	6,729	19,822	13,004	2005
Camden Grand Parc	7,688	35,900	890	7,688	36,790	44,478	9,859	34,619		2005
Camden Grandview	7,570	33,859	5,754	7,570	39,613	47,183	11,348	35,835		2005
Camden Greenway	16,916	43,933	12,874	16,916	56,807	73,723	24,283	49,440	52,360	1999
Camden Harbor View	16,079	127,459	6,161	16,079	133,620	149,699	41,100	108,599	92,716	2003
Camden Henderson	3,842	15,256	85	3,842	15,341	19,183	857	18,326		2012
Camden Highlands Ridge	2,612	34,726	7,070	2,612	41,796	44,408	17,956	26,452		1996
Camden Hills	853	7,834	1,543	853	9,377	10,230	5,606	4,624		1998
Camden Holly Springs	11,108	42,852	4,095	11,108	46,947	58,055	3,245	54,810		2012
Camden Hunter's Creek	4,156	20,925	2,341	4,156	23,266	27,422	6,460	20,962		2005
Camden Huntingdon	2,289	17,393	6,169	2,289	23,562	25,851	12,371	13,480		1995

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Interlocken	$5,293	$31,612	$6,901	$5,293	$38,513	$43,806	$16,918	$26,888	$27,431	1999
Camden Lago Vista	3,497	29,623	925	3,497	30,548	34,045	9,372	24,673		2005
Camden Lake Pine	5,746	31,714	5,610	5,746	37,324	43,070	10,833	32,237	26,212	2005
Camden Lakes	3,106	22,746	12,823	3,106	35,569	38,675	26,124	12,551		1997
Camden Lakeside	1,171	7,395	4,861	1,171	12,256	13,427	8,384	5,043		1997
Camden Lakeway	3,915	34,129	8,335	3,915	42,464	46,379	19,566	26,813	29,267	1997
Camden Landmark	17,339	71,315	888	17,339	72,203	89,542	3,278	86,264		2012
Camden Lansdowne	15,502	102,267	3,623	15,502	105,890	121,392	29,162	92,230		2005
Camden Largo Town Center	8,411	44,163	2,075	8,411	46,238	54,649	12,255	42,394		2005
Camden Las Olas	12,395	79,518	6,114	12,395	85,632	98,027	23,027	75,000		2005
Camden LaVina	12,907	42,569	8	12,907	42,577	55,484	4,331	51,153		2012
Camden Lee Vista	4,350	34,643	4,318	4,350	38,961	43,311	16,709	26,602		2000
Camden Legacy	4,068	26,612	8,772	4,068	35,384	39,452	17,609	21,843		1998
Camden Legacy Creek	2,052	12,896	4,400	2,052	17,296	19,348	8,553	10,795		1997
Camden Legacy Park	2,560	15,449	5,536	2,560	20,985	23,545	10,030	13,515	13,866	1997
Camden Legends	1,370	6,382	1,145	1,370	7,527	8,897	4,056	4,841		1998
Camden Main and Jamboree	17,363	75,387	433	17,363	75,820	93,183	8,756	84,427	50,579	2008
Camden Manor Park	2,535	47,159	1,165	2,535	48,324	50,859	12,985	37,874	29,675	2006
Camden Martinique	28,401	51,861	14,168	28,401	66,029	94,430	31,599	62,831	36,284	1998
Camden Midtown	4,583	18,026	7,442	4,583	25,468	30,051	11,066	18,985	28,058	1999
Camden Midtown Atlanta	6,196	33,828	3,351	6,196	37,179	43,375	10,877	32,498	20,565	2005
Camden Miramar	—	38,784	9,198	—	47,982	47,982	17,426	30,556		1994-2013
Camden Montague	3,576	16,534	8	3,576	16,542	20,118	1,490	18,628		2012
Camden Montierra	13,687	31,727	2,682	13,687	34,409	48,096	1,229	46,867		2012
Camden Monument Place	9,030	54,089	429	9,030	54,518	63,548	12,411	51,137		2007
Camden Oak Crest	2,078	20,941	2,511	2,078	23,452	25,530	8,584	16,946	17,309	2003
Camden Old Creek	20,360	71,777	678	20,360	72,455	92,815	16,758	76,057		2007
Camden Orange Court	5,319	40,733	532	5,319	41,265	46,584	8,676	37,908		2008
Camden Overlook	4,591	25,563	4,829	4,591	30,392	34,983	8,860	26,123		2005
Camden Palisades	8,406	31,497	8,171	8,406	39,668	48,074	21,292	26,782		1998
Camden Park	4,922	16,453	1,050	4,922	17,503	22,425	1,315	21,110		2012
Camden Parkside	29,730	34,368	751	29,730	35,119	64,849	2,491	62,358		2012

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Peachtree City	$6,536	$29,063	$2,439	$6,536	$31,502	$38,038	$9,254	$28,784		2005
Camden Pecos Ranch	3,362	24,492	3,216	3,362	27,708	31,070	2,108	28,962		2012
Camden Pinehurst	3,380	14,807	8,084	3,380	22,891	26,271	20,593	5,678		1997
Camden Pines	3,496	21,852	641	3,496	22,493	25,989	1,654	24,335		2012
Camden Plantation	6,299	77,964	5,679	6,299	83,643	89,942	22,929	67,013		2005
Camden Plaza	7,204	31,044	406	7,204	31,450	38,654	3,388	35,266	21,506	2007
Camden Pointe	2,058	14,879	2,881	2,058	17,760	19,818	9,101	10,717		1998
Camden Portofino	9,867	38,702	3,511	9,867	42,213	52,080	11,608	40,472		2005
Camden Post Oak	14,302	92,557	2,494	14,302	95,051	109,353	2,134	107,219		2013
Camden Potomac Yard	16,498	88,317	354	16,498	88,671	105,169	18,653	86,516		2008
Camden Preserve	1,206	17,982	5,311	1,206	23,293	24,499	10,568	13,931		1997
Camden Providence Lakes	2,020	14,855	5,742	2,020	20,597	22,617	8,572	14,045		2002
Camden Renaissance	4,144	39,987	5,005	4,144	44,992	49,136	20,598	28,538		1997
Camden Reunion Park	3,302	18,457	4,034	3,302	22,491	25,793	6,458	19,335	19,961	2005
Camden Ridgecrest	1,008	12,720	3,377	1,008	16,097	17,105	9,139	7,966		1995
Camden River	5,386	24,025	3,834	5,386	27,859	33,245	8,496	24,749	21,614	2005
Camden Roosevelt	11,470	45,785	776	11,470	46,561	58,031	12,782	45,249		2005
Camden Royal Oaks	1,055	20,046	376	1,055	20,422	21,477	5,896	15,581		2006
Camden Royal Oaks II	587	12,743	9	587	12,752	13,339	1,083	12,256		2012
Camden Royal Palms	2,147	38,339	1,727	2,147	40,066	42,213	8,607	33,606		2007
Camden Russett	13,460	61,837	3,130	13,460	64,967	78,427	17,778	60,649	45,063	2005
Camden San Marcos	11,520	35,166	3,207	11,520	38,373	49,893	1,409	48,484		2012
Camden San Paloma	6,480	23,045	6,382	6,480	29,427	35,907	10,585	25,322		2002
Camden Sea Palms	4,336	9,930	2,550	4,336	12,480	16,816	6,564	10,252		1998
Camden Sedgebrook	5,266	29,211	5,674	5,266	34,885	40,151	9,649	30,502	21,306	2005
Camden Shiloh	4,181	18,798	2,690	4,181	21,488	25,669	6,203	19,466	10,576	2005
Camden Sierra at Otay Ranch	10,585	49,781	3,471	10,585	53,252	63,837	17,389	46,448		2003
Camden Silo Creek	9,707	45,301	1,430	9,707	46,731	56,438	12,548	43,890		2005
Camden Simsbury	1,152	6,499	1,864	1,152	8,363	9,515	2,357	7,158		2005
Camden Sotelo	3,376	30,576	345	3,376	30,921	34,297	378	33,919		2013
Camden South End Square	6,625	29,175	5,066	6,625	34,241	40,866	9,371	31,495		2005
Camden St. Clair	7,526	27,486	5,923	7,526	33,409	40,935	9,135	31,800	21,646	2005

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Stockbridge	$5,071	$22,693	$2,721	$5,071	$25,414	$30,485	$7,449	$23,036	$14,332	2005
Camden Stonebridge	1,016	7,137	3,131	1,016	10,268	11,284	6,380	4,904		1993
Camden Stonecrest	3,941	22,021	5,058	3,941	27,079	31,020	7,546	23,474		2005
Camden Stoneleigh	3,498	31,285	4,865	3,498	36,150	39,648	8,854	30,794		2006
Camden Sugar Grove	7,614	27,594	655	7,614	28,249	35,863	1,999	33,864		2012
Camden Summerfield	14,659	48,404	530	14,659	48,934	63,593	10,705	52,888		2008
Camden Summerfield II	4,459	20,566	3	4,459	20,569	25,028	1,869	23,159		2012
Camden Summit	11,212	18,399	664	11,212	19,063	30,275	1,377	28,898		2012
Camden Tiara	7,709	28,644	692	7,709	29,336	37,045	2,131	34,914		2012
Camden Touchstone	1,203	6,772	2,400	1,203	9,172	10,375	3,216	7,159		2005
Camden Town Square	13,127	45,997	5	13,127	46,002	59,129	3,084	56,045		2012
Camden Travis Street	1,780	29,104	103	1,780	29,207	30,987	5,407	25,580		2010
Camden Tuscany	3,330	36,466	2,799	3,330	39,265	42,595	12,292	30,303		2003
Camden Valley Park	3,096	14,667	12,679	3,096	27,346	30,442	22,412	8,030		1994
Camden Vanderbilt	16,076	44,918	14,642	16,076	59,560	75,636	33,007	42,629	73,165	1994/1997
Camden Vantage	11,787	68,822	350	11,787	69,172	80,959	878	80,081		2013
Camden Vineyards	4,367	28,494	1,699	4,367	30,193	34,560	10,922	23,638		2002
Camden Vintage	3,641	19,255	5,036	3,641	24,291	27,932	14,244	13,688		1998
Camden Westchase Park	11,955	36,254	17	11,955	36,271	48,226	2,696	45,530		2012
Camden Westshore	1,734	10,819	6,792	1,734	17,611	19,345	11,854	7,491		1997
Camden Westwood	4,567	25,519	3,864	4,567	29,383	33,950	8,191	25,759	19,907	2005
Camden Whispering Oaks	1,188	26,242	180	1,188	26,422	27,610	6,262	21,348		2008
Camden Woods	2,693	19,930	9,516	2,693	29,446	32,139	19,412	12,727		1999
Camden World Gateway	5,785	51,821	3,373	5,785	55,194	60,979	14,325	46,654		2005

Total Current communities:	$963,677	$4,993,078	$602,850	$963,677	$5,595,928	$6,559,605	$1,643,490	$4,916,115	$941,968

Communities under construction:

Camden Boca Raton	$—	$25,968	$—	$—	$25,968	$25,968	$6	$25,962		N/A
Camden Flatirons	—	46,275	—	—	46,275	46,275	137	46,138		N/A
Camden Foothills	—	17,492	—	—	17,492	17,492	—	17,492		N/A
Camden Gallery	—	14,022	—	—	14,022	14,022	—	14,022		N/A

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Camden Glendale	$—	$52,312	$—	$—	$52,312	$52,312	$—	$52,312		N/A
Camden Hayden	—	13,222	—	—	13,222	13,222	—	13,222		N/A
Camden La Frontera	—	9,345	—	—	9,345	9,345	—	9,345		N/A
Camden Lamar Heights	—	27,481	—	—	27,481	27,481	—	27,481		N/A
Camden NOMA (1)	—	98,572	—	—	98,572	98,572	73	98,499		N/A
Camden Paces	—	46,726	—	—	46,726	46,726	—	46,726		N/A
Camden Victory Park	—	17,702	—	—	17,702	17,702	7	17,695		N/A
Camden Miramar IX-B	—	104	—	—	104	104	—	104		N/A
The Camden	—	30,665	—	—	30,665	30,665	—	30,665		N/A

Total Communities under construction:	$—	$399,886	$—	$—	$399,886	$399,886	$223	$399,663	$—

Development pipeline communities:

Camden Atlantic	$—	$11,143	$—	$—	$11,143	$11,143	$—	$11,143		N/A
Camden Buckhead	—	18,850	—	—	18,850	18,850	—	18,850		N/A
Camden Chandler	—	6,490	—	—	6,490	6,490	—	6,490		N/A
Camden Lincoln Station	—	5,852	—	—	5,852	5,852	—	5,852		N/A
Camden McGowen Station	—	7,978	—	—	7,978	7,978	—	7,978		N/A
Camden NOMA II	—	19,795	—	—	19,795	19,795	—	19,795		N/A

Total Development pipeline communities:	$—	$70,108	$—	$—	$70,108	$70,108	$—	$70,108	$—

Land Holdings	$—	$34,373	$—	$—	$34,373	$34,373	$—	$34,373		N/A
Corporate	—	8,209	—	—	8,209	8,209	—	8,209		N/A

	$—	$42,582	$—	$—	$42,582	$42,582	$—	$42,582	$—

TOTAL	$963,677	$5,505,654	$602,850	$963,677	$6,108,504	$7,072,181	$1,643,713	$5,428,468	$941,968
(1) Property in lease-up at December 31, 2013. Balance presented here includes costs which are included in buildings and improvements and land on the balance sheet at December 31, 2013. These costs related to completed unit turns for this property.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2013 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2013	2012	2011
Balance, beginning of period	$6,673,914	$5,819,540	$5,647,677
Additions during period:
Acquisition of operating properties and unconsolidated joint ventures	221,421	797,477	—
Development and repositions	306,950	232,296	180,028
Improvements	67,049	60,426	61,037
Deductions during period:
Cost of real estate sold contributed to joint venture	—	—	(12,578)
Cost of real estate sold – other	(197,153)	(176,872)	(32,673)
Classification to held for sale	—	(58,953)	(23,951)
Balance, end of period	$7,072,181	$6,673,914	$5,819,540
The changes in accumulated depreciation for the years ended December 31:
	2013	2012	2011
Balance, beginning of period	$1,518,896	$1,432,799	$1,292,924
Depreciation	203,897	185,546	171,009
Dispositions	(79,080)	(72,465)	(18,877)
Transfers to held for sale	—	(26,984)	(12,257)
Balance, end of period	$1,643,713	$1,518,896	$1,432,799
The aggregate cost for federal income tax purposes at December 31, 2013 was $6.1 billion.