Form 10-Q
period 2014-03-31
CAMDEN PROPERTY TRUST
filed 2014-05-07
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 30, 2014, 85,566,108 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2014	December 31, 2013
Assets
Real estate assets, at cost
Land	$978,770	$969,711
Buildings and improvements	5,691,619	5,629,904
	$6,670,389	$6,599,615
Accumulated depreciation	(1,698,724)	(1,643,713)
Net operating real estate assets	$4,971,665	$4,955,902
Properties under development, including land	515,141	472,566
Investments in joint ventures	36,719	42,155
Total real estate assets	$5,523,525	$5,470,623
Accounts receivable – affiliates	26,145	27,724
Other assets, net	107,862	109,401
Cash and cash equivalents	16,768	17,794
Restricted cash	5,549	6,599
Total assets	$5,679,849	$5,632,141
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,649,041	$1,588,798
Secured	940,881	941,968
Accounts payable and accrued expenses	124,981	113,307
Accrued real estate taxes	21,922	35,648
Distributions payable	59,728	56,787
Other liabilities	88,693	88,272
Total liabilities	$2,885,246	$2,824,780
Commitments and contingencies
Non-qualified deferred compensation share awards	55,498	47,180
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,698 and 99,645 issued; 96,623 and 96,660 outstanding at March 31, 2014 and December 31, 2013, respectively	966	967
Additional paid-in capital	3,593,633	3,596,069
Distributions in excess of net income attributable to common shareholders	(523,321)	(494,167)
Treasury shares, at cost (11,055 and 11,352 common shares at March 31, 2014 and December 31, 2013, respectively)	(399,510)	(410,227)
Accumulated other comprehensive loss	(1,091)	(1,106)
Total common equity	$2,670,677	$2,691,536
Non-controlling interests	68,428	68,645
Total equity	$2,739,105	$2,760,181
Total liabilities and equity	$5,679,849	$5,632,141
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Property revenues
Rental revenues	$178,964	$164,393
Other property revenues	26,965	25,418
Total property revenues	$205,929	$189,811
Property expenses
Property operating and maintenance	$50,747	$48,263
Real estate taxes	23,577	21,183
Total property expenses	$74,324	$69,446
Non-property income
Fee and asset management	$3,023	$2,894
Interest and other income	288	52
Income on deferred compensation plans	681	2,999
Total non-property income	$3,992	$5,945
Other expenses
Property management	$5,839	$5,983
Fee and asset management	1,259	1,477
General and administrative	9,545	9,794
Interest	23,133	24,895
Depreciation and amortization	57,396	51,603
Amortization of deferred financing costs	841	916
Expense on deferred compensation plans	681	2,999
Total other expenses	$98,694	$97,667
Gain on sale of land	354	698
Equity in income of joint ventures	4,290	934
Income from continuing operations before income taxes	$41,547	$30,275
Income tax expense	(474)	(399)
Income from continuing operations	$41,073	$29,876
Income from discontinued operations	—	2,774
Gain on sale of discontinued operations, net of tax	—	31,783
Net income	$41,073	$64,433
Less income allocated to non-controlling interests from continuing operations	(1,037)	(864)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(93)
Net income attributable to common shareholders	$40,036	$63,476
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Earnings per share – basic
Income from continuing operations attributable to common shareholders	$0.45	$0.33
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.39
Net income attributable to common shareholders	$0.45	$0.72
Earnings per share – diluted
Income from continuing operations attributable to common shareholders	$0.45	$0.33
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	0.39
Net income attributable to common shareholders	$0.45	$0.72
Distributions declared per common share	$0.66	$0.63
Weighted average number of common shares outstanding – basic	87,651	86,703
Weighted average number of common shares outstanding – diluted	88,824	87,276
Net income attributable to common shareholders
Income from continuing operations	$41,073	$29,876
Less income allocated to non-controlling interests from continuing operations	(1,037)	(864)
Income from continuing operations attributable to common shareholders	$40,036	$29,012
Income from discontinued operations, including gain on sale	$—	$34,557
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(93)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$—	$34,464
Net income attributable to common shareholders	$40,036	$63,476
Condensed Consolidated Statements of Comprehensive Income:
Net income	$41,073	$64,433
Other comprehensive income
Reclassification of prior service cost and net loss on post retirement obligations	15	14
Comprehensive income	$41,088	$64,447
Less income allocated to non-controlling interests from continuing operations	(1,037)	(864)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(93)
Comprehensive income attributable to common shareholders	$40,051	$63,490
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
Net income			40,036			1,037	41,073
Other comprehensive income					15		15
Net share awards		(5,287)		10,343			5,056
Employee share purchase plan		168		330			498
Common share options exercised		308		44			352
Change in classification of deferred compensation plan		606					606
Change in redemption value of non-qualified share awards			(11,352)				(11,352)
Diversification of share awards within deferred compensation plan		1,770	658				2,428
Cash distributions declared to equity holders			(58,496)			(1,254)	(59,750)
Other	(1)	(1)					(2)
Equity, March 31, 2014	$966	$3,593,633	$(523,321)	$(399,510)	$(1,091)	$68,428	$2,739,105

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$41,073	$64,433
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,396	53,470
Gain on sale of discontinued operations, net of tax	—	(31,783)
Gain on sale of land	(354)	(698)
Distributions of income from joint ventures	3,873	1,299
Equity in income of joint ventures	(4,290)	(934)
Share-based compensation	3,626	3,274
Amortization of deferred financing costs	841	916
Net change in operating accounts and other	(8,146)	(5,107)
Net cash from operating activities	$94,019	$84,870
Cash flows from investing activities
Development and capital improvements	$(110,085)	$(58,390)
Proceeds from sale of land and discontinued operations	5,749	68,237
Distributions from investments in joint ventures	5,853	276
Increase in non-real estate assets	(1,586)	(1,085)
Other	843	(959)
Net cash from investing activities	$(99,226)	$8,079
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$310,000	$—
Repayments on unsecured line of credit and other short-term borrowings	(250,000)	—
Repayment of notes payable	(1,087)	(27,122)
Distributions to common shareholders and non-controlling interests	(56,787)	(49,941)
Proceeds from issuance of common shares	—	9,366
Payment of deferred financing costs	(205)	(306)
Net decrease in accounts receivable – affiliates	1,579	6,677
Other	681	1,350
Net cash from financing activities	$4,181	$(59,976)
Net (decrease) increase in cash and cash equivalents	(1,026)	32,973
Cash and cash equivalents, beginning of period	17,794	26,669
Cash and cash equivalents, end of period	$16,768	$59,642
Supplemental information
Cash paid for interest, net of interest capitalized	$5,307	$7,160
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$59,728	$56,559
Value of shares issued under benefit plans, net of cancellations	18,502	22,811
Net change in redemption of non-qualified share awards	10,694	—
Accrual associated with construction and capital expenditures	22,111	9,118
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,150 apartment homes across the United States. Of the 183 properties, 14 properties were under construction, and when completed will consist of a total of 4,434 apartment homes. Additionally, we are adding a subsequent phase to a stabilized community which when completed will consist of 75 apartment homes, and we own land holdings we may develop into multifamily apartment communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We did not have any VIEs at March 31, 2014 or December 31, 2013.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the full year.

Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any difference between the carrying value of the previously held equity investment and the fair value is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of below market leases is included in other liabilities in our condensed consolidated balance sheets, and the net carrying value of in-place leases is included in other assets, net, in our condensed consolidated balance sheets.

The carrying values of below market leases and in-place leases at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
(in millions)	2014	2013
Below market leases (Gross carrying value)	$0.4	$0.4
Accumulated amortization	(0.4)	(0.2)
Value of below market leases, net	$—	$0.2

In-place leases (Gross carrying value)	$2.3	$2.3
Accumulated amortization	(2.1)	(1.1)
Value of in-place leases, net	$0.2	$1.2
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Revenues related to below market leases	$0.2	$0.4
Amortization of in-place leases	$1.0	$1.9
The weighted average amortization period of below market leases and in-place leases for the three months ended March 31, 2014 and 2013 was approximately seven and six months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. There were no impairment charges recorded for the three months ended March 31, 2014 or 2013.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.9 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. Capitalized real estate taxes were approximately $1.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

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
Recurring Fair Value Disclosures. The valuation methodology we use to measure our deferred compensation plan investments is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded at fair value on a recurring basis and included in other assets in our condensed consolidated balance sheets.
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at “Asset Impairment.” The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements, requiring only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and believe future sales of our individual operating properties will no longer qualify as discontinued operations.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.1 million and 3.0 million for the three months ended March 31, 2014 and 2013, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Earnings per share calculation – basic
Income from continuing operations attributable to common shareholders	$40,036	$29,012
Amount allocated to participating securities	(352)	(638)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	39,684	28,374
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	34,464
Net income attributable to common shareholders, as adjusted	$39,684	$62,838

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.45	$0.33
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	—	0.39
Net income attributable to common shareholders, as adjusted – per share	$0.45	$0.72

Weighted average number of common shares outstanding – basic	87,651	86,703

Earnings per share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$39,684	$28,374
Income allocated to common units from continuing operations	310	—
Income from continuing operations attributable to common shareholders, as adjusted	39,994	28,374
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	34,464
Net income attributable to common shareholders, as adjusted	$39,994	$62,838

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.45	$0.33
Income from discontinued operations, including gain on sale, attributable to common shareholders – per share	—	0.39
Net income attributable to common shareholders, as adjusted – per share	$0.45	$0.72

Weighted average number of common shares outstanding – basic	87,651	86,703
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	360	573
Common units	813	—
Weighted average number of common shares outstanding – diluted	88,824	87,276

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

The following table presents activity under our 2012 ATM program for the three months ended March 31, 2013. There were no shares sold during the three months ended March 31, 2014.

Three Months Ended March 31,
(in thousands, except per share amounts)	2013
Total net consideration	$9,365.5
Common shares sold	135.7
Average price per share	$70.63

As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to March 31, 2014 through the date of this filing.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2014, we had approximately 85.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Discontinued Operations
Acquisitions of Land. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Montgomery County, Maryland for approximately $23.8 million.
Discontinued Operations. For the three months ended March 31, 2013, income from discontinued operations, included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. There were no operating properties sold during the three months ended March 31, 2014. Effective January 1, 2014, in accordance with ASU 2014-08, we believe future sales of our individual operating properties will no longer qualify as discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for additional discussion of ASU 2014-08.

The following is a summary of income from discontinued operations for the three months ended March 31, 2013:

Three Months Ended March 31,
(in thousands)	2013
Property revenues	$8,111
Property expenses	(3,470)
$4,641
Depreciation and amortization	(1,867)
Income from discontinued operations	$2,774

Gain on sale of discontinued operations, net of tax	$31,783

Land Holding Dispositions. In March 2014, we sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for approximately $8.3 million. During the three months ended March 31, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million and recognized a gain of approximately $0.7 million.

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two joint ventures at March 31, 2014 and December 31, 2013, and four joint ventures at March 31, 2013. The two joint ventures in which we held an equity investment at March 31, 2014 are two discretionary investment funds (the "funds"), in which we have a 20% ownership interest. We provide property management services to joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined basis balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	March 31, 2014	December 31, 2013
Total assets	$739.2	$790.2
Total third-party debt	517.0	530.7
Total equity	203.7	229.6

	Three Months Ended
	March 31,
(in millions)	2014	2013
Total revenues (1)	$25.1	$22.3
Gain on sale of operating properties, net of tax	18.5	—
Net income	20.0	2.0
Equity in income (2)	4.3	0.9

(1)
Excludes approximately $1.1 million and $1.8 million for the three months ended March 31, 2014, and 2013, respectively, related to the sale of two operating properties by the funds during the first quarter of 2014. Additionally, excludes approximately $8.4 million for the three months ended March 31, 2013, related to the sale of 16 operating properties within two of our unconsolidated joint ventures in May and December 2013.

(2)	Equity in income excludes our ownership interest of fee income from various property management services provided by us to the funds.

The funds in which we have a partial interest have been funded in part with secured third-party debt. As of March 31, 2014, we had no outstanding guarantees related to loans of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately 2.7 million for each of the three months ended March 31, 2014 and 2013. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In February 2014, each of the funds sold an operating property comprised of an aggregate of 558 apartment homes for approximately $65.6 million. One of the operating properties was located in San Antonio, Texas and the other operating property was located in Houston, Texas. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	March 31, 2014	December 31, 2013
Commercial Banks
Unsecured line of credit and short-term borrowings	$60.0	$—

Senior unsecured notes
5.08% Notes, due 2015	249.8	249.7
5.75% Notes, due 2017	246.4	246.4
4.70% Notes, due 2021	248.9	248.8
3.07% Notes, due 2022	346.7	346.7
5.00% Notes, due 2023	247.7	247.7
4.27% Notes, due 2024	249.5	249.5
	1,589.0	1,588.8

Total unsecured notes payable	1,649.0	1,588.8

Secured notes
0.93% – 6.00% Conventional Mortgage Notes, due 2014 – 2045	905.0	905.7
Tax-exempt Mortgage Note, due 2028 (1.31% floating rate)	35.9	36.3
	940.9	942.0
Total notes payable	$2,589.9	$2,530.8

Other floating rate debt included in secured notes (0.93%)	$175.0	$175.0

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2014, we had $60.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.7 million, leaving approximately $429.3 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At March 31, 2014, we had no short-term borrowings outstanding.

At March 31, 2014 and 2013, the weighted average interest rate on our floating rate debt of approximately $270.9 million and $212.4 million, respectively, which includes our unsecured line of credit and short-term borrowings, was approximately 1.0% and 1.1%, respectively.

Our indebtedness, which includes our unsecured line of credit and short-term borrowings, had a weighted average maturity of 6.6 years at March 31, 2014. Scheduled repayments on outstanding debt, including our unsecured line of credit, short-term borrowings and scheduled principal amortizations, and the respective weighted average interest rate on maturing debt at March 31, 2014 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2014	$34.5	3.2%
2015	312.0	4.2
2016 (1)	2.2	—
2017	249.2	5.7
2018	177.6	0.9
Thereafter	1,814.4	4.5
Total	$2,589.9	4.3%
(1) Includes only scheduled principal amortizations.

8. Share-based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. Under the 2011 Share Incentive Plan of Camden Property Trust (as amended, the “2011 Share Plan”), we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

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

At March 31, 2014, approximately 5.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

Options. Approximately 0.2 million and 0.1 million options were exercised during the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $3.6 million and $4.1 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was no unrecognized compensation cost related to unvested options. Options generally have a vesting period of three to five years. At March 31, 2014, options outstanding and exercisable had a weighted average remaining life of approximately 3.5 years.

The following table summarizes outstanding share options and exercisable options at March 31, 2014:

	Options Outstanding and Exercisable (1) (2)
Range of Exercise Prices	Number	Weighted Average Price
$30.06-$41.16	207,036	$33.46
$43.90-$45.53	151,837	44.94
$48.02-$64.75	158,086	56.96
Total options	516,959	$44.02

(1)	As of March 31, 2014, all options outstanding are also exercisable.

(2)
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2014 was $12.1 million. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $67.34 per share on March 31, 2014 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the three months ended March 31, 2014, we granted approximately 0.1 million reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the three months ended March 31, 2014 vested immediately and approximately $0.3 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the three months ended March 31, 2014:

Three Months Ended March 31,
2014
Weighted average fair value of options granted	$3.55 - $8.17
Expected volatility	22.6% - 23.2%
Risk-free interest rate	0.1% - 1.1%
Expected dividend yield	3.5%
Expected life	6 months - 4 years

Our computation of expected volatility for 2014 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At March 31, 2014, the unamortized value of previously issued unvested share awards was approximately $49.2 million, which is expected to be amortized over the next five years. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was approximately $15.5 million and $14.1 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $3.8 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. Total capitalized compensation cost for option and share awards was approximately $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	286,484	65.22
Exercised/vested	(180,168)	42.98	(281,828)	55.11
Forfeited	(21,686)	62.32	(2,847)	64.03
Total options and nonvested share awards outstanding at March 31, 2014	516,959	$44.02	833,107	$63.20

Non-Qualified Deferred Compensation Plan. In February 2014, we adopted the Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan (the "Plan") to clarify certain terms in the original plan relating to the deferral of performance based compensation. The Plan permits diversification of fully vested share awards into other equity securities subject to a six month holding period, which results in the fully vested awards and the proportionate share of nonvested awards eligible for diversification being reclassified from additional paid in capital to temporary equity in our condensed consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our condensed consolidated statements of equity.

The following table summarizes the eligible share award activity as recorded in temporary equity for the three months ended March 31, 2014:

(in thousands)
Balance at December 31, 2013	$47,180
Change in classification	(606)
Change in redemption value	11,352
Diversification of share awards	(2,428)
Balance at March 31, 2014	$55,498

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Change in assets:
Other assets, net	$2,313	$1,158
Change in liabilities:
Accounts payable and accrued expenses	5,965	2,035
Accrued real estate taxes	(13,714)	(7,768)
Other liabilities	(2,953)	(791)
Other	243	259
Change in operating accounts and other	$(8,146)	$(5,107)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2014, we estimate the additional costs to complete 14 consolidated projects currently under construction to be approximately $533.2 million. We expect to fund these amounts through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of an apartment project in Florida which was subsequently sold and converted to condominium units by an unrelated third-party. The condominium association instituted a lawsuit against our subsidiary and other unrelated third-parties in Florida alleging negligent construction and failure to comply with building codes and claimed damages for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. This matter was resolved in March 2014 and, pursuant to the terms of the settlement, we made a one-time payment to the association in an amount which was not material.
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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2014, we had earnest money deposits of approximately $2.6 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $2.3 million of these deposits was non-refundable, and included approximately $1.5 million related to the 7.6 acres of land purchased in April 2014.

Lease Commitments. At March 31, 2014, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.7 million for each of the three months ended March 31, 2014 and 2013. Minimum annual rental commitments for the remainder of 2014 are $2.2 million, and for the years ending December 31, 2015 through 2018 are approximately $2.3 million, $2.6 million, $2.7 million, and $2.5 million, respectively, and approximately $15.4 million in the aggregate thereafter.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of investments by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of land or of a community in our sole discretion is limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013 as income tax expense. Income taxes for the three months ended March 31, 2014 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2014.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$47.0	$—	$—	$47.0	$43.8	$—	$—	$43.8

(1)	Approximately $1.1 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2014.

Financial Instrument Fair Value Disclosures. As of March 31, 2014 and December 31, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.
In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,319.0	$2,433.4	$2,319.5	$2,391.5
Floating rate notes payable (1)	270.9	263.5	211.3	201.4

(1)	Includes balances outstanding under our unsecured line of credit and short-term borrowings of $60.0 million and $0.0 million at March 31, 2014 and December 31, 2013, respectively.

Non-recurring Fair Value Measurements. There were no events during the three months ended March 31, 2014 or 2013 which required fair value adjustments of our non-financial assets and non-financial liabilities. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of March 31, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,150 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land parcels we may develop into multifamily apartment communities.
Property Operations
Our results for the three months ended March 31, 2014 reflect an increase in rental revenue as compared to the same period in 2013. We believe this increase was primarily due to the continuation of improving economic conditions, including with respect to job growth, favorable demographics, and a manageable supply of new multifamily housing, which have resulted in increases in realized rental rates and stable average occupancy levels. Same store revenues increased 4.7% for the first three months of 2014, as compared to the same period in 2013. We believe U.S. economic and employment growth is likely to continue during the remainder of 2014 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2014, we had a total of 14 projects under construction comprised of 4,434 apartment homes, including one development project to be comprised of 266 units owned by one of the discretionary funds, in which we have a 20% interest, with initial occupancy scheduled to occur within the next 24 months. Additionally, we are adding a subsequent phase to a stabilized community which when completed will consist of 75 apartment homes. Excluding the project owned by one of the discretionary funds, as of March 31, 2014, we estimate the additional costs to complete the construction of 14 consolidated projects to be approximately $533.2 million.
Land Holdings
In January 2014, we acquired approximately 2.9 acres of land in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Montgomery County, Maryland for approximately $23.8 million.
In March 2014, we sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for approximately $8.3 million.

Dispositions
In February 2014, each of the funds sold an operating property comprised of an aggregate of 558 apartment homes. One of the operating properties was located in San Antonio, Texas and the other operating property was in Houston, Texas. Our proportionate share of the gains on these transactions was approximately $3.6 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop and acquire existing communities. We evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") program, other unsecured borrowings, and secured mortgages.
As of March 31, 2014, we had approximately $16.8 million in cash and cash equivalents and approximately $429.3 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2014 are manageable at approximately $34.5 million, which represents approximately 1.3% of our total outstanding debt and includes scheduled principal amortizations of approximately $2.3 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2014		December 31, 2013
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,752	25
Washington, D.C. Metro	6,083	18	6,083	18
Dallas, Texas	5,667	14	5,667	14
Tampa, Florida	5,108	12	5,108	12
Las Vegas, Nevada	4,918	15	4,918	15
Orlando, Florida	3,976	10	3,676	9
Atlanta, Georgia	3,943	12	3,943	12
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Charlotte, North Carolina	2,894	12	2,894	12
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,095	7	2,095	7
Denver, Colorado	1,941	6	1,941	6
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	1,832	4	2,072	5
Total Operating Properties	59,641	169	59,899	170
Properties Under Construction
Phoenix, Arizona	834	3	454	2
Austin, Texas	614	2	614	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Denver, Colorado	424	1	424	1
Dallas, Texas	423	1	423	1
Atlanta, Georgia	379	1	379	1
Washington, D.C. Metro	320	1	320	1
Southeast Florida	261	1	261	1
Orlando, Florida	—	—	300	1
Other (1)	75	—	75	—
Total Properties Under Construction	4,509	14	4,429	14
Total Properties	64,150	183	64,328	184
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,522	8	2,840	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina (3)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Other	270	1	510	2
Total Unconsolidated Joint Venture Properties	7,278	22	7,836	24
Total Properties Fully Consolidated	56,872	161	56,492	160

(1)	Represents the units under construction for Phase IX-B of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(2)	Refer to Note 6, “Investments in Joint Ventures,” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(3)	Represents a property under development owned by one of our unconsolidated joint ventures. See communities under construction below for details.

Dispositions
During the three months ended March 31, 2014, each of the funds, in which we own a 20% interest in each, sold an operating property as follows:

Dispositions of Unconsolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Braun Station	San Antonio, TX	240	2/12/2014
Camden Piney Point	Houston, TX	318	2/27/2014
Unconsolidated total		558
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy during the quarter. We had no operating properties reach stabilization during the three months ended March 31, 2014.
Completed Construction in Lease-Up
At March 31, 2014, each of the funds, in which we own a 20% interest, had a completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 5/4/14	Date of Construction Completion	Estimated Date of Stabilization
South Capitol
Washington, DC	276	$78.4	82%	3Q13	3Q14
Waterford Lakes
Orlando, FL	300	36.9	71%	1Q14	4Q14
	576	$115.3
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2014 included approximately $515.1 million related to properties under development and land. Of this amount, approximately $402.0 million related to our projects currently under construction. In addition, we had approximately $113.1 million primarily invested in land held for future development and land holdings, which included approximately $82.9 million related to projects we expect to begin constructing during the next two years and approximately $30.2 million invested in land holdings which we may develop in the future.

Communities Under Construction. At March 31, 2014, we had 13 consolidated properties, one property held by one of the funds, in which we own a 20% interest, and 75 units at one of our consolidated properties, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden NOMA (1)
Washington, DC	320	$110.0	$100.9	$21.7	2Q14	2Q15
Camden Lamar Heights
Austin, TX	314	47.0	34.2	34.2	4Q14	4Q15
Camden Flatirons
Denver, CO	424	78.0	54.3	52.7	4Q14	4Q16
Camden Glendale
Glendale, CA	303	115.0	61.6	61.6	3Q15	1Q16
Camden Boca Raton
Boca Raton, FL	261	54.0	34.6	34.6	4Q14	4Q15
Camden Paces
Atlanta, GA	379	110.0	55.2	55.2	2Q15	1Q17
Camden La Frontera
Round Rock, TX	300	36.0	12.2	12.2	1Q15	4Q15
Camden Foothills
Scottsdale, AZ	220	50.0	24.3	24.3	2Q15	3Q15
Camden Hayden
Tempe, AZ	234	48.0	16.4	16.4	2Q15	3Q15
Camden Gallery
Charlotte, NC	323	58.0	17.7	17.7	4Q15	2Q16
The Camden
Los Angeles, CA	287	145.0	37.0	37.0	4Q16	2Q17
Camden Victory Park
Dallas, TX	423	82.0	19.0	19.0	1Q16	1Q18
Camden Chandler
Chandler, AZ	380	75.0	14.3	14.3	2Q16	2Q17
Camden Miramar Phase IX-B (2)
Corpus Christi, TX	75	8.0	1.1	1.1	3Q14	3Q14
Consolidated total	4,243	$1,016.0	$482.8	$402.0

Camden Southline (3)
Charlotte, NC	266	$48.0	$17.3	$17.3	3Q15	4Q15

(1)	Property in lease-up and was 40% leased at May 4, 2014.

(2)	Represents the units under construction for Phase IX-B of Camden Miramar, our one student housing community.

(3)	Property owned through an unconsolidated joint venture in which we own a 20% interest.

Development Pipeline Communities. At March 31, 2014, we had the following communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden McGowen Station
Houston, TX	320	$82.0	$9.0
Camden Lincoln Station
Denver, CO	267	51.0	6.1
Camden Conte (2)
Houston, TX	519	170.0	16.0
Camden Buckhead
Atlanta, GA	336	80.0	19.3
Camden NOMA II
Washington, DC	405	124.0	20.4
Camden Atlantic
Plantation, FL	286	62.0	12.1
Consolidated total	2,133	$569.0	$82.9

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	The development will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At March 31, 2014, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Dallas, TX	7.2	$8.6
Houston, TX	11.5	6.5
Las Vegas, NV	19.6	4.2
Other	4.8	10.9
Total	43.1	$30.2

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2014 and 2013 are as follows:

($ in thousands)	Three Months Ended
	March 31,
	2014	2013
Average monthly property revenue per apartment home	$1,304	$1,240
Annualized total property expenses per apartment home	$5,646	$5,445
Weighted average number of operating apartment homes owned 100%	52,659	51,018
Weighted average occupancy of operating apartment homes owned 100% *	95.6%	94.9%

*	Our one student housing community is excluded from this calculation.

Property-level operating results (1)
The following tables present the property-level revenues and property-level expenses for the three months ended March 31, 2014 as compared to the same period in 2013:

($ in thousands)	Apartment Homes At 3/31/14	Three Months Ended March 31,		Change
		2014	2013	$	%
Property revenues:
Same store communities	47,915	$184,431	$176,094	$8,337	4.7%
Non-same store communities	4,714	20,071	12,011	8,060	67.1
Development and lease-up communities	4,243	194	—	194	*
Other	—	1,233	1,706	(473)	(27.7)
Total property revenues	56,872	$205,929	$189,811	$16,118	8.5%
Property expenses:
Same store communities	47,915	$65,788	$64,448	$1,340	2.1%
Non-same store communities	4,714	7,758	4,087	3,671	89.8
Development and lease-up communities	4,243	199	6	193	*
Other	—	579	905	(326)	(36.0)
Total property expenses	56,872	$74,324	$69,446	$4,878	7.0%

(1)
Same store communities are communities we owned and were stabilized since January 1, 2013. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2013. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2013. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. Discontinued operations, including properties held for sale, are excluded from the above results.

*	Not a meaningful percentage
Same Store Analysis
Same store rental revenues increased approximately $7.3 million during the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to a 4.1% increase in average rental rates and a 0.7% increase in average occupancy for our same store portfolio for the three months ended March 31, 2014. We believe the increase to rental revenue was due in part to the continuation of the improving economic conditions, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $1.0 million increase in other property revenue during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in miscellaneous income and ancillary income from our utility rebilling programs.

Property expenses from our same store communities increased approximately $1.3 million, or 2.1%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities. The increase was also due to increases in utility expenses primarily due to an increase in cable television costs. These increases were partially offset by a decrease in property insurance expenses due to higher self-insured losses during the three months ended March 31, 2013 partially offset by higher insurance premiums during the three months ended March 31, 2014.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $8.3 million for the three months ended March 31, 2014, as compared to the same period in 2013. Property expenses from non-same store and development and lease-up communities increased approximately $3.9 million for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in revenues and expenses in our non-same store communities during the three months ended March 31, 2014 was primarily due to the acquisition of three operating properties during the second and third quarters of 2013 and three operating properties and 75 units at one of our consolidated operating properties reaching stabilization during 2013. The increase in revenues and expenses in our development and lease-up communities was primarily due to three development properties in lease-up as of March 31, 2014. The following table details the impact in our revenues and expenses as discussed above:

(in millions)	Three Months Ended March 31, 2014
Revenues from acquisitions	$5.6
Revenues from stabilized properties	2.2
Revenues from development properties	0.2
Other	0.3
$8.3

Expenses from acquisitions	$2.4
Expenses from stabilized properties	0.7
Expenses from development properties	0.2
Other	0.6
$3.9
Other Property Analysis
Other property revenues decreased approximately $0.5 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily due to a decrease in revenues of approximately $0.3 million resulting from lower rental income from our non-multifamily rental properties for the three months ended March 31, 2014. The decrease was also due to lower below market lease revenues of approximately $0.2 million due to the timing of completion of our operating property acquisitions in 2012 and 2013. Below market leases are generally amortized over approximately six months upon completion of acquisition.
Other property expenses decreased approximately $0.3 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily due to a decrease in property taxes expensed on one land holding on which we initiated development activities in the fourth quarter of 2013. As a result, we started capitalizing expenses, including property taxes, on this development property. The remaining decrease was due to lower expenses from our non-multifamily rental properties for the three months ended March 31, 2014.

Non-property income

($ in thousands)	Three Months Ended March 31,		Change
	2014	2013	$	%
Fee and asset management	$3,023	$2,894	$129	4.5%
Interest and other income	288	52	236	*
Income on deferred compensation plans	681	2,999	(2,318)	(77.3)
Total non-property income	$3,992	$5,945	$(1,953)	(32.9)%

*	Not a meaningful percentage

Fee and asset management income increased approximately $0.1 million for the three months ended March 31, 2014, as compared to the same period in 2013. The increase for the three months ended March 31, 2014 was primarily due to higher construction and development fees resulting from an increase in third-party construction activity and an increase in development activity by one of the funds. The increase was partially offset by a decrease in property management fees due to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the sale of four operating properties by the funds during the fourth quarter 2013 and the first quarter 2014.

Our deferred compensation plans recognized income of approximately $0.7 million and $3.0 million during the three months ended March 31, 2014 and 2013, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended March 31,		Change
	2014	2013	$	%
Property management	$5,839	$5,983	$(144)	(2.4)%
Fee and asset management	1,259	1,477	(218)	(14.8)
General and administrative	9,545	9,794	(249)	(2.5)
Interest	23,133	24,895	(1,762)	(7.1)
Depreciation and amortization	57,396	51,603	5,793	11.2
Amortization of deferred financing costs	841	916	(75)	(8.2)
Expense on deferred compensation plans	681	2,999	(2,318)	(77.3)
Total other expenses	$98,694	$97,667	$1,027	1.1%

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to decreased costs of training and education programs provided to our regional employees, partially offset by an increase in salaries, benefits, and incentive compensation expenses. Property management expense was 2.8% and 3.2% of total property revenues of the managed properties for the three months ended March 31, 2014 and 2013, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.2 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily due to a decrease in expenses relating to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013 and the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter 2014. The decrease was also due to lower expenses related to management of development communities due to the timing of communities started and completed by the funds during 2013 and 2014. The decrease was partially offset by higher expenses related to an increase in third-party construction activity during the three months ended March 31, 2014 as compared to the same period in 2013.

General and administrative expense decreased approximately $0.2 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was due to a decrease in professional and consulting fees of approximately $0.8 million for the three months ended March 31, 2014, as compared to the same period in 2013, partially offset by an increase in incentive compensation expenses due to higher deferred compensation amortization costs resulting from an increase in the value of awards granted in 2014 as compared to the value of awards which were fully vested during the three months ended March 31, 2013. General and administrative expenses were 4.6% and 5.1% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2014 and 2013, respectively.

Interest expense for the three months ended March 31, 2014 decreased approximately $1.8 million, as compared to the same period in 2013. The decrease was primarily due to higher capitalized interest during the three months ended March 31, 2014 of approximately $1.6 million resulting from higher average balances in our development pipeline. The decrease was also due to the repayment of one secured note payable in January 2013 and a net decrease in interest expense relating to the repayment in December 2013 of $200 million, 5.4% senior unsecured notes payable, which was partially offset by the concurrent issuance of $250 million, 4.3% senior unsecured notes payable.
Depreciation and amortization expense increased approximately $5.8 million for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to the acquisition of three operating properties during 2013. The increase was also due to the completion of units in our development pipeline, the completion of repositions during 2013 and 2014, and an increase in capital improvements placed in service during 2013 and 2014.
Amortization of deferred financing costs decreased approximately $0.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to higher capitalized loan costs during the three months ended March 31, 2014 resulting from higher average balances in our development pipeline.

Our deferred compensation plans incurred expenses of approximately $0.7 million and $3.0 million during the three months ended March 31, 2014 and 2013, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2014	2013	$	%
Gain on sale of land	$354	$698	$(344)	*
Equity in income of joint ventures	4,290	934	3,356	*
Income tax expense – current	(474)	(399)	75	18.8

*	Not a meaningful percentage.
During the three months ended March 31, 2014, we sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. During the three months ended March 31, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million and recognized a gain of approximately $0.7 million relating to these land sales.

Equity in income of joint ventures increased approximately $3.4 million for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to recognizing a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the funds during the three months ended March 31, 2014. The increase was partially offset by the sale of its 14 operating properties by one of our unconsolidated joint ventures in the second quarter of 2013, and the sale of two operating properties by one of the funds in December 2013.
Income tax expense increased approximately $0.1 million for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to an increase in taxable income related to higher construction activities conducted in a taxable REIT subsidiary during the three months ended March 31, 2014.

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

To facilitate a clear understanding of our consolidated historical operating results, we believe FFO should be examined in conjunction with net income attributable to common shareholders as presented in the condensed consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO is not defined by GAAP and should not be considered an alternative to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income attributable to common shareholders to diluted FFO for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Funds from operations
Net income attributable to common shareholders	$40,036	$63,476
Real estate depreciation and amortization, including discontinued operations	56,011	52,373
Adjustments for unconsolidated joint ventures	1,314	1,608
Income allocated to non-controlling interests	1,037	957
Gain on sale of unconsolidated joint venture properties (1)	(3,566)	—
Gain on sale of discontinued operations, net of tax	—	(31,783)
Funds from operations – diluted	$94,832	$86,631

Weighted average shares – basic	87,651	86,703
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	360	573
Common units	1,899	1,901
Weighted average shares – diluted	89,910	89,177

(1)	The gain during the three months ended March 31, 2014 represents our proportionate gain on sale of two operating properties sold by the funds.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.1 and 4.4 times for the three months ended March 31, 2014 and 2013, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 77.9% and 77.2% of our properties (based on invested capital) were unencumbered at March 31, 2014 and 2013, respectively. Our weighted average maturity of debt was approximately 6.6 years at March 31, 2014.

We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources include availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2014 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases or sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2014 and 2013.

Net cash from operating activities was approximately $94.0 million during the three months ended March 31, 2014 as compared to approximately $84.9 million for the same period in 2013. The increase was primarily due to growth in property revenues directly attributable to increased rental rates and higher occupancy from our same store communities and growth in non-same store revenues primarily relating to the acquisition of three operating properties in 2013. The increase in non-same store revenues is also related to three operating properties reaching stabilization during 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the three operating properties acquired in 2013 and the stabilization of the three operating properties during 2013. See further discussions of our 2014 operations as compared to 2013 in “Results of Operations.”

Net cash used in investing activities during the three months ended March 31, 2014 totaled $99.2 million as compared to cash provided by investing activities of approximately $8.1 million for the same period in 2013. Cash outflows for property development and capital improvements were approximately $110.1 million during the three months ended March 31, 2014 as compared to approximately $58.4 million for the same period in 2013 primarily due to the acquisition of land for approximately $15.5 million during the three months ended March 31, 2014 and the addition of seven development communities in 2013 and 2014. The property development and capital improvements during the three months ended March 31, 2014 and 2013, respectively, included the following:

	For the three months ended March 31,
(in millions)	2014	2013
Expenditures for new development, including land	$76.8	$28.9
Capitalized interest, real estate taxes, and other capitalized indirect costs	8.5	5.4
Reposition expenditures	15.0	13.3
Capital expenditures	9.8	10.8
Total	$110.1	$58.4
Net cash used in investing activities during the three months ended March 31, 2014 was partially offset by distributions from our joint ventures of approximately $5.9 million relating to the sale of two operating properties in February 2014 and proceeds of approximately $5.7 million from the sale of one land holding in March 2014. During the three months ended March 31, 2013, cash inflows related to proceeds of $68.2 million from the sale of one operating property and two land holdings.

Net cash provided by financing activities totaled approximately $4.2 million for the three months ended March 31, 2014 as compared to net cash used in financing activities of approximately $60.0 million during the same period in 2013. During the three months ended March 31, 2014, we received proceeds of approximately $60.0 million, net of payments, from our unsecured line of credit and other short-term borrowings. The cash inflows during the three months ended March 31, 2014 were partially offset by approximately $56.8 million used for distributions paid to common shareholders and non-controlling interest holders, and approximately $1.1 million used for principal amortization payments. During the three months ended March 31, 2013, cash outflows included approximately $49.9 million used for distributions paid to common shareholders and non-controlling interests, approximately $26.1 million used to repay a secured mortgage note payable and approximately $1.0 million used for principal amortization payments. The cash outflows during the three months ended March 31, 2013 were partially offset by net proceeds of approximately $9.4 million from the issuance of 0.1 million common shares from our ATM program.

Financial Flexibility

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2014, we had $60.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.7 million, leaving approximately $429.3 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At March 31, 2014, we had no short-term borrowings outstanding.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2014, we had approximately 85.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We had no net proceeds for the three months ended March 31, 2014. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.

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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. During 2014, approximately $34.5 million of debt, including scheduled principal amortizations of approximately $2.3 million, is scheduled to mature. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional costs to complete the construction of 14 consolidated projects to be approximately $533.2 million. Of this amount, we expect between approximately $290 million and $300 million will be incurred during the remainder of 2014 and the remaining costs will be incurred during 2015 and 2016. Additionally, we also expect to incur between approximately $40 million and $55 million of additional redevelopment expenditures and between approximately $48 million and $52 million of additional other capital expenditures during the remainder of 2014.
We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages. We evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In January 2014, we announced our Board of Trust Managers had declared a quarterly dividend of $0.66 per common share which represented a 4.8% increase over the previous quarterly dividend of $0.63 per common share, to our common shareholders of record as of March 31, 2014. The dividend was subsequently paid on April 17, 2014, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2014, our annualized dividend rate for 2014 would be $2.64.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2014, our unconsolidated joint ventures had outstanding debt of approximately $517.0 million, of which our proportionate share was approximately $103.4 million. As of March 31, 2014, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed from information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements, requiring only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and believe future sales of our individual operating properties will no longer qualify as discontinued operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2013.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 7, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 7, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	May 7, 2014
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 7, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 7, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.