Form 10-Q
period 2014-06-30
CAMDEN PROPERTY TRUST
filed 2014-08-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
On July 25, 2014, 85,648,317 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2014	December 31, 2013
Assets
Real estate assets, at cost
Land	$985,444	$969,711
Buildings and improvements	5,762,428	5,629,904
	$6,747,872	$6,599,615
Accumulated depreciation	(1,755,086)	(1,643,713)
Net operating real estate assets	$4,992,786	$4,955,902
Properties under development, including land	599,139	472,566
Investments in joint ventures	36,167	42,155
Total real estate assets	$5,628,092	$5,470,623
Accounts receivable – affiliates	26,501	27,724
Other assets, net	114,002	109,401
Cash and cash equivalents	16,069	17,794
Restricted cash	5,424	6,599
Total assets	$5,790,088	$5,632,141
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,769,287	$1,588,798
Secured	930,952	941,968
Accounts payable and accrued expenses	122,307	113,307
Accrued real estate taxes	40,232	35,648
Distributions payable	59,770	56,787
Other liabilities	90,944	88,272
Total liabilities	$3,013,492	$2,824,780
Commitments and contingencies
Non-qualified deferred compensation share awards	61,727	47,180
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 99,733 and 99,645 issued; 96,651 and 96,660 outstanding at June 30, 2014 and December 31, 2013, respectively	967	967
Additional paid-in capital	3,595,315	3,596,069
Distributions in excess of net income attributable to common shareholders	(550,050)	(494,167)
Treasury shares, at cost (11,027 and 11,352 common shares at June 30, 2014 and December 31, 2013, respectively)	(398,474)	(410,227)
Accumulated other comprehensive loss	(1,077)	(1,106)
Total common equity	$2,646,681	$2,691,536
Non-controlling interests	68,188	68,645
Total equity	$2,714,869	$2,760,181
Total liabilities and equity	$5,790,088	$5,632,141
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Property revenues
Rental revenues	$180,438	$168,634	$359,402	$333,027
Other property revenues	28,054	26,349	55,019	51,767
Total property revenues	$208,492	$194,983	$414,421	$384,794
Property expenses
Property operating and maintenance	$52,264	$49,787	$103,011	$98,050
Real estate taxes	23,616	21,810	47,193	42,993
Total property expenses	$75,880	$71,597	$150,204	$141,043
Non-property income
Fee and asset management	$2,147	$2,827	$5,170	$5,721
Interest and other income	44	1,038	332	1,090
Income (loss) on deferred compensation plans	2,018	(102)	2,699	2,897
Total non-property income	$4,209	$3,763	$8,201	$9,708
Other expenses
Property management	$5,853	$5,242	$11,692	$11,225
Fee and asset management	1,247	1,486	2,506	2,963
General and administrative	10,534	11,590	20,079	21,384
Interest	22,746	24,797	45,879	49,692
Depreciation and amortization	57,953	52,629	115,349	104,232
Amortization of deferred financing costs	816	898	1,657	1,814
Expense (benefit) on deferred compensation plans	2,018	(102)	2,699	2,897
Total other expenses	$101,167	$96,540	$199,861	$194,207
Gain on sale of land	1,447	—	1,801	698
Impairment associated with land holdings	(1,152)	—	(1,152)	—
Equity in income of joint ventures	736	17,798	5,026	18,732
Income from continuing operations before income taxes	$36,685	$48,407	$78,232	$78,682
Income tax expense	(401)	(468)	(875)	(867)
Income from continuing operations	$36,284	$47,939	$77,357	$77,815
Income from discontinued operations	—	2,132	—	4,906
Gain on sale of discontinued operations, net of tax	—	24,866	—	56,649
Net income	$36,284	$74,937	$77,357	$139,370
Less income allocated to non-controlling interests from continuing operations	(1,012)	(1,001)	(2,049)	(1,865)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(1,764)	—	(1,857)
Net income attributable to common shareholders	$35,272	$72,172	$75,308	$135,648
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per share – basic
Earnings per common share from continuing operations	$0.40	$0.53	$0.85	$0.86
Earnings per common share from discontinued operations	—	0.29	—	0.68
Total earnings per common share -- basic	$0.40	$0.82	$0.85	$1.54
Earnings per share – diluted
Earnings per common share from continuing operations	$0.40	$0.53	$0.85	$0.85
Earnings per common share from discontinued operations	—	0.28	—	0.68
Total earnings per common share -- diluted	$0.40	$0.81	$0.85	$1.53
Distributions declared per common share	$0.66	$0.63	$1.32	$1.26
Weighted average number of common shares outstanding – basic	87,845	87,191	87,748	86,949
Weighted average number of common shares outstanding – diluted	88,972	88,472	88,899	88,283
Condensed Consolidated Statements of Comprehensive Income:
Net income	$36,284	$74,937	$77,357	$139,370
Other comprehensive income
Reclassification of prior service cost and net loss on post retirement obligations	14	13	29	27
Comprehensive income	$36,298	$74,950	$77,386	$139,397
Less income allocated to non-controlling interests from continuing operations	(1,012)	(1,001)	(2,049)	(1,865)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(1,764)	—	(1,857)
Comprehensive income attributable to common shareholders	$35,286	$72,185	$75,337	$135,675
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
Net income			75,308			2,049	77,357
Other comprehensive income					29		29
Net share awards		(1,255)		11,135			9,880
Employee share purchase plan		555		331			886
Common share options exercised	1	359		287			647
Change in classification of deferred compensation plan		(2,156)					(2,156)
Change in redemption value of non-qualified share awards			(14,819)				(14,819)
Diversification of share awards within deferred compensation plan		1,770	658				2,428
Cash distributions declared to equity holders			(117,030)			(2,506)	(119,536)
Other	(1)	(27)					(28)
Equity, June 30, 2014	$967	$3,595,315	$(550,050)	$(398,474)	$(1,077)	$68,188	$2,714,869

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$77,357	$139,370
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,349	107,785
Gain on sale of discontinued operations, net of tax	—	(56,649)
Gain on sale of land	(1,801)	(698)
Impairment associated with land holdings	1,152	—
Distributions of income from joint ventures	5,161	5,898
Equity in income of joint ventures	(5,026)	(18,732)
Share-based compensation	7,867	6,969
Amortization of deferred financing costs	1,657	1,814
Net change in operating accounts and other	(7,718)	(4,728)
Net cash from operating activities	$193,998	$181,029
Cash flows from investing activities
Development and capital improvements	$(267,985)	$(157,457)
Acquisition of operating property	—	(107,546)
Proceeds from sale of land and discontinued operations	13,706	108,039
Distributions from investments in joint ventures	5,853	4,563
Increase in non-real estate assets	(2,845)	(4,327)
Other	1,059	28
Net cash from investing activities	$(250,212)	$(156,700)
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$1,060,000	$139,000
Repayments on unsecured line of credit and other short-term borrowings	(880,000)	(98,000)
Repayment of notes payable	(11,016)	(28,166)
Distributions to common shareholders and non-controlling interests	(116,515)	(106,469)
Proceeds from issuance of common shares	—	40,182
Payment of deferred financing costs	(420)	(517)
Common share options exercised	295	2,400
Net decrease in accounts receivable – affiliates	1,223	6,351
Other	922	727
Net cash from financing activities	$54,489	$(44,492)
Net decrease in cash and cash equivalents	(1,725)	(20,163)
Cash and cash equivalents, beginning of period	17,794	26,669
Cash and cash equivalents, end of period	$16,069	$6,506
Supplemental information
Cash paid for interest, net of interest capitalized	$40,697	$50,119
Cash paid for income taxes	1,411	1,766
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$59,770	$56,821
Value of shares issued under benefit plans, net of cancellations	19,633	23,040
Net change in redemption of non-qualified share awards	14,161	—
Accrual associated with construction and capital expenditures	25,172	19,096
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,152 apartment homes across the United States. Of the 183 properties, 13 properties were under construction, and when completed will consist of a total of 4,114 apartment homes. Additionally, we are adding a subsequent phase to a stabilized community which when completed will consist of 75 apartment homes, and we own land holdings we may develop into multifamily apartment communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We did not have any VIEs at June 30, 2014 or December 31, 2013.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the full year.

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

The carrying values of below market leases and in-place leases at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
(in millions)	2014	2013
Below market leases (Gross carrying value)	$0.4	$0.4
Accumulated amortization	(0.4)	(0.2)
Value of below market leases, net	$—	$0.2

In-place leases (Gross carrying value)	$2.3	$2.3
Accumulated amortization	(2.3)	(1.1)
Value of in-place leases, net	$—	$1.2
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenues related to below market leases	$—	$0.3	$0.2	$0.7
Amortization of in-place leases	$0.2	$1.2	$1.2	$3.1
The weighted average amortization period of below market leases and in-place leases was approximately seven months for each of the three and six months ended June 30, 2014 and was approximately six months for each of the three and six months ended June 30, 2013.
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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed.

Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $5.4 million and $3.4 million for the three months ended June 30, 2014 and 2013, respectively, and was approximately $10.3 million and $6.7 million for the six months ended June 30, 2014 and 2013, respectively. Capitalized real estate taxes were approximately $1.4 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and were approximately $3.0 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

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
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at “Asset Impairment.” The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
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

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt ASU 2014-09 as of January 1, 2017 and are currently evaluating the impact this standard may have on our financial statements.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.0 million and 2.2 million for the three months ended June 30, 2014 and 2013, respectively, and approximately 2.1 million and 2.2 million for the six months ended June 30, 2014 and 2013, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$35,272	$46,938	$75,308	$75,950
Amount allocated to participating securities	(300)	(696)	(653)	(1,335)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	34,972	46,242	74,655	74,615
Discontinued operations attributable to common shareholders	—	25,234	—	59,698
Net income attributable to common shareholders – basic	$34,972	$71,476	$74,655	$134,313

Earnings per common share continuing operations	$0.40	$0.53	$0.85	$0.86
Earnings per common share from discontinued operations	—	0.29	—	0.68
Total earnings per common share – basic	$0.40	$0.82	$0.85	$1.54

Weighted average number of common shares outstanding – basic	87,845	87,191	87,748	86,949

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$34,972	$46,242	$74,655	$74,615
Income allocated to common units from continuing operations	314	265	623	541
Income from continuing operations attributable to common shareholders, as adjusted	35,286	46,507	75,278	75,156
Discontinued operations attributable to common shareholders	—	25,234	—	59,698
Net income attributable to common shareholders – diluted	$35,286	$71,741	$75,278	$134,854

Earnings per common share from continuing operations	$0.40	$0.53	$0.85	$0.85
Earnings per common share from discontinued operations	—	0.28	—	0.68
Total earnings per common share – diluted	$0.40	$0.81	$0.85	$1.53

Weighted average number of common shares outstanding – basic	87,845	87,191	87,748	86,949
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	314	467	338	519
Common units	813	814	813	815
Weighted average number of common shares outstanding – diluted	88,972	88,472	88,899	88,283

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

The following table presents activity under our 2012 ATM program for the three and six months ended June 30, 2013. There were no shares sold during the three and six months ended June 30, 2014.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2013
Total net consideration	$30,816.2	$40,181.7
Common shares sold	419.3	555.1
Average price per share	$74.74	$73.73

As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to June 30, 2014 through the date of this filing.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2014, we had approximately 85.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

5. Acquisitions, Discontinued Operations, and Impairments
Acquisitions of Land. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Montgomery County, Maryland for approximately $23.8 million.
Discontinued Operations. For the three and six months ended June 30, 2013, income from discontinued operations included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. There were no operating properties sold during the six months ended June 30, 2014. Effective January 1, 2014, in accordance with ASU 2014-08, we believe future sales of our individual operating properties will no longer qualify as discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for additional discussion of ASU 2014-08.

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2013
Property revenues	$6,708	$14,819
Property expenses	(2,890)	(6,360)
	$3,818	$8,459
Depreciation and amortization	(1,686)	(3,553)
Income from discontinued operations	$2,132	$4,906

Gain on sale of discontinued operations, net of tax	$24,866	$56,649

Land Holding Dispositions. In March 2014, we sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for approximately $8.3 million and recognized a gain of approximately $1.4 million. During the six months ended June 30, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million and recognized a gain of approximately $0.7 million.
Impairment of Land. During the three months ended June 30, 2014, we recognized a $1.2 million impairment charge to the carrying value of a land parcel located in Dallas, Texas. The impairment charge recognized represents the difference between the land holding's carrying value and the estimated fair value based upon a pending sales contract on this land parcel, which subsequently sold in July 2014.

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two joint ventures at June 30, 2014 and December 31, 2013, and four joint ventures at June 30, 2013. The two joint ventures in which we held an equity investment at June 30, 2014 are two discretionary investment funds (the "funds"), in which we have a 20% ownership interest. We provide property and asset management and other services to joint ventures which own operating properties, and we may provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	June 30, 2014	December 31, 2013
Total assets	$744.3	$790.2
Total third-party debt	519.9	530.7
Total equity	201.3	229.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Total revenues (1)	$25.9	$22.9	$51.0	$45.3
Gain on sale of operating properties, net of tax	—	95.4	18.5	95.4
Net income	1.6	98.0	21.7	100.0
Equity in income (2)	0.7	17.8	5.0	18.7

(1)
Excludes approximately $1.8 million for the three months ended June 30, 2013, and approximately $1.1 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively, related to the sale of two operating properties by the funds during the first quarter of 2014. Additionally, excludes approximately $5.8 million and $14.2 million for the three and six months ended June 30, 2013, related to the sale of 16 operating properties within two of our unconsolidated joint ventures in May and December 2013.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.

The funds in which we have a partial interest have been funded in part with secured third-party debt. As of June 30, 2014, we had no outstanding guarantees related to loans of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $2.0 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $4.7 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In February 2014, each of the funds sold an operating property comprised of an aggregate of 558 apartment homes, for an aggregate of approximately $65.6 million. One of the operating properties was located in San Antonio, Texas and the other operating property was located in Houston, Texas. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	June 30, 2014	December 31, 2013
Commercial Banks
Unsecured line of credit and short-term borrowings	$180.0	$—

Senior unsecured notes
5.08% Notes, due 2015	249.8	249.7
5.75% Notes, due 2017	246.4	246.4
4.70% Notes, due 2021	248.9	248.8
3.07% Notes, due 2022	346.8	346.7
5.00% Notes, due 2023	247.8	247.7
4.27% Notes, due 2024	249.6	249.5
	1,589.3	1,588.8

Total unsecured notes payable	1,769.3	1,588.8

Secured notes
0.95% – 5.63% Conventional Mortgage Notes, due 2014 – 2045	895.4	905.7
Tax-exempt Mortgage Note, due 2028 (1.26% floating rate)	35.5	36.3
	930.9	942.0
Total notes payable	$2,700.2	$2,530.8

Other floating rate debt included in secured notes (0.95%)	$175.0	$175.0

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2014, we had $150.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.7 million, leaving approximately $339.3 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At June 30, 2014, we had $30.0 million short-term borrowings outstanding.

In April 2014, we repaid a 6.0% secured conventional mortgage note at par, which was scheduled to mature on August 1, 2014, for approximately $8.9 million.

At June 30, 2014 and 2013, the weighted average interest rate on our floating rate debt of approximately $390.5 million and $253.0 million, respectively, which includes our unsecured line of credit and short-term borrowings, was approximately 0.9% and 1.0%, respectively.

Our indebtedness, which includes our unsecured line of credit and short-term borrowings, had a weighted average maturity of 6.2 years at June 30, 2014. Scheduled repayments on outstanding debt, including our unsecured line of credit, short-term borrowings and scheduled principal amortizations, and the respective weighted average interest rates on maturing debt at June 30, 2014 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2014 (1)	$54.8	2.2%
2015 (2)	402.0	3.5
2016 (3)	2.2	—
2017	249.2	5.7
2018	177.6	0.9
Thereafter	1,814.4	4.5
Total	$2,700.2	4.2%
(1) Includes $30.0 million of short-term borrowings.
(2) Includes $150.0 million balance outstanding under our unsecured line of credit.
(3) Includes only scheduled principal amortizations.

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

At June 30, 2014, approximately 5.5 million fungible units were available under the 2011 Share Plan, which results in approximately 1.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

Options. Approximately 0.4 million and 0.2 million options were exercised during the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $6.7 million and $5.2 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was no unrecognized compensation cost related to unvested options. Options generally have a vesting period of three to five years. At June 30, 2014, options outstanding and exercisable had a weighted average remaining life of approximately 4.6 years.

The following table summarizes outstanding share options and exercisable options at June 30, 2014:

	Options Outstanding and Exercisable (1) (2)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	139,767	$30.06
$41.16-$43.94	119,242	42.46
$48.02-$64.75	82,118	50.32
Total options	341,127	$39.27

(1)	As of June 30, 2014, all options outstanding are also exercisable.

(2)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2014 was $10.9 million. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $71.15 per share on June 30, 2014 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the six months ended June 30, 2014, we granted approximately 0.1 million reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the six months ended June 30, 2014 vested immediately and approximately $0.3 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the six months ended June 30, 2014:

Six Months Ended
June 30, 2014
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At June 30, 2014, the unamortized value of previously issued unvested share awards was approximately $45.5 million, which is expected to be amortized over the next five years. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was approximately $16.0 million and $14.7 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.2 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $8.0 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively. Total capitalized compensation cost for option and share awards was approximately $0.6 million for each of the three months ended June 30, 2014 and 2013, and approximately $1.3 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	308,439	65.63
Exercised/vested	(356,000)	48.04	(290,381)	55.19
Forfeited	(21,686)	62.32	(9,629)	63.36
Total options and nonvested share awards outstanding at June 30, 2014	341,127	$39.27	839,727	$63.47

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

The following table summarizes the eligible share award activity as recorded in temporary equity for the six months ended June 30, 2014:

(in thousands)
Balance at December 31, 2013	$47,180
Change in classification	2,156
Change in redemption value	14,819
Diversification of share awards	(2,428)
Balance at June 30, 2014	$61,727

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Change in assets:
Other assets, net	$(2,994)	$(2,694)
Change in liabilities:
Accounts payable and accrued expenses	(3,810)	(12,485)
Accrued real estate taxes	4,616	7,916
Other liabilities	(6,019)	2,014
Other	489	521
Change in operating accounts and other	$(7,718)	$(4,728)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2014, we estimate the additional cost to complete 13 consolidated projects currently under construction to be approximately $424.9 million. We expect to fund this amount through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2014, we had earnest money deposits of approximately $1.1 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $0.7 million of these deposits was non-refundable.

Lease Commitments. At June 30, 2014, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.4 million for each of the six months ended June 30, 2014 and 2013. Minimum annual rental commitments for the remainder of 2014 are $1.5 million, and for the years ending December 31, 2015 through 2018 are approximately $2.3 million, $2.6 million, $2.7 million, and $2.5 million, respectively, and approximately $15.4 million in the aggregate thereafter.

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of investments by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of land or of a community in our sole discretion may be limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013 as income tax expense. Income taxes for the three and six months ended June 30, 2014 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2014.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$52.3	$—	$—	$52.3	$43.8	$—	$—	$43.8

(1)	Approximately $1.1 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2014.

Financial Instrument Fair Value Disclosures. As of June 30, 2014 and December 31, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.
In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,309.7	$2,463.6	$2,319.5	$2,391.5
Floating rate notes payable (1)	390.5	384.2	211.3	201.4

(1)	Includes balances outstanding under our unsecured line of credit and short-term borrowings of $180.0 million and $0.0 million at June 30, 2014 and December 31, 2013, respectively.

Non-recurring Fair Value Measurements. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." The following table presents, by caption on the condensed consolidated balance sheet, the fair value hierarchy for the non-financial assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the six months ended June 30, 2014. There was no non-recurring fair value adjustments during the six months ended June 30, 2013.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Properties under development including land	$—	$0.7	$—	$0.7

During the three months ended June 30, 2014, we recognized a $1.2 million impairment charge to the carrying value of a land parcel located in Dallas, Texas. The estimate of fair value as of June 30, 2014 was based upon a pending sales contract on this land parcel, which subsequently sold in July 2014.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of June 30, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,152 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings we may develop into multifamily apartment communities.
Property Operations
Our results for the three and six months ended June 30, 2014 reflect an increase in same store revenues of 4.5% and 4.6%, respectively, as compared to the same periods in 2013. We believe these increases were due to the continued increase in the number of first-time renters and the moderating level of homeownership rates. We believe these increases were also due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, all of which have resulted in increases in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during 2014 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2014, we had a total of 13 projects under construction to be comprised of 4,114 apartment homes, including one development project to be comprised of 266 units owned by one of the discretionary funds, in which we have a 20% interest, with initial occupancy scheduled to occur within the next 24 months. Additionally, we are adding a subsequent phase to a stabilized community which when completed will consist of 75 apartment homes. Excluding the project owned by one of the discretionary funds, as of June 30, 2014, we estimate the additional cost to complete the construction of 13 consolidated projects to be approximately $424.9 million.
Land Holdings
In January 2014, we acquired approximately 2.9 acres of land in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Montgomery County, Maryland for approximately $23.8 million.
In March 2014, we sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for approximately $8.3 million and recognized a gain of approximately $1.4 million.
We review our long-lived assets on an annual basis or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. During the three months ended June 30, 2014, we recognized a $1.2 million impairment charge to the carrying value of a land parcel located in Dallas, Texas. The estimate of fair value as of June 30, 2014 was based upon a pending sales contract on this land parcel, which subsequently sold in July 2014.
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
As of June 30, 2014, we had approximately $16.1 million in cash and cash equivalents and approximately $339.3 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under our ATM program. We believe payments on debt maturing in 2014 are manageable at approximately $54.8 million, which represents approximately 2.0% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.4 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2014		December 31, 2013
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,752	25
Washington, D.C. Metro	6,405	19	6,083	18
Dallas, Texas	5,667	14	5,667	14
Tampa, Florida	5,108	12	5,108	12
Las Vegas, Nevada	4,918	15	4,918	15
Orlando, Florida	3,976	10	3,676	9
Atlanta, Georgia	3,943	12	3,943	12
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Charlotte, North Carolina	2,894	12	2,894	12
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,095	7	2,095	7
Denver, Colorado	1,941	6	1,941	6
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	1,832	4	2,072	5
Total Operating Properties	59,963	170	59,899	170
Properties Under Construction
Phoenix, Arizona	834	3	454	2
Austin, Texas	614	2	614	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Denver, Colorado	424	1	424	1
Dallas, Texas	423	1	423	1
Atlanta, Georgia	379	1	379	1
Southeast Florida	261	1	261	1
Washington, D.C. Metro	—	—	320	1
Orlando, Florida	—	—	300	1
Other (1)	75	—	75	—
Total Properties Under Construction	4,189	13	4,429	14
Total Properties	64,152	183	64,328	184
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,522	8	2,840	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina (3)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Other	270	1	510	2
Total Unconsolidated Joint Venture Properties	7,278	22	7,836	24
Total Properties Fully Consolidated	56,874	161	56,492	160

(1)	Represents the units under construction for Phase IXB of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(2)	Refer to Note 6, “Investments in Joint Ventures,” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(3)	Represents a property under development owned by one of our unconsolidated joint ventures. See communities under construction below for details.

Dispositions
During the six months ended June 30, 2014, each of the funds, in which we own a 20% interest, sold an operating property as follows:

Dispositions of Unconsolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Braun Station	San Antonio, TX	240	2/12/2014
Camden Piney Point	Houston, TX	318	2/27/2014
Unconsolidated total		558
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy during the quarter. We had no operating properties reach stabilization during the three and six months ended June 30, 2014.
Completed Construction in Lease-Up
At June 30, 2014, we had one consolidated completed operating property in lease-up and each of the funds, in which we own a 20% interest, had a completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 7/27/14	Date of Construction Completion	Estimated Date of Stabilization

Consolidated Operating Property
Camden NoMa
Washington, DC	321	$101.3	75%	2Q14	2Q15

Unconsolidated Operating Properties
Camden South Capitol
Washington, DC	276	$78.5	95%	3Q13	3Q14
Camden Waterford Lakes
Orlando, FL	300	37.5	97%	1Q14	3Q14
Unconsolidated total	576	$116.0
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2014 included approximately $599.1 million related to properties under development and land. Of this amount, approximately $462.5 million related to our projects currently under construction. In addition, we had approximately $136.6 million primarily invested in land held for future development and land holdings, which included approximately $115.9 million related to projects we expect to begin constructing during the next two years and approximately $20.7 million invested in land holdings which we may develop in the future.

Communities Under Construction. At June 30, 2014, we had 12 consolidated properties, one property held by one of the funds, in which we own a 20% interest, and 75 units at one of our consolidated properties, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Flatirons (1)
Denver, CO	424	$78.0	$61.2	$52.9	4Q14	4Q16
Camden La Frontera (2)
Round Rock, TX	300	36.0	23.9	20.1	1Q15	4Q15
Camden Lamar Heights (3)
Austin, TX	314	47.0	39.3	39.2	4Q14	4Q15
Camden Paces (4)
Atlanta, GA	379	110.0	71.9	69.7	2Q15	4Q16
Camden Foothills (5)
Scottsdale, AZ	220	50.0	33.4	29.2	1Q15	3Q15
Camden Boca Raton
Boca Raton, FL	261	54.0	42.9	42.9	4Q14	4Q15
Camden Hayden
Tempe, AZ	234	48.0	24.0	24.0	2Q15	3Q15
Camden Glendale
Glendale, CA	303	115.0	75.5	75.5	3Q15	1Q16
Camden Gallery
Charlotte, NC	323	58.0	19.9	19.9	4Q15	2Q16
Camden Victory Park
Dallas, TX	423	82.0	22.2	22.2	1Q16	1Q18
Camden Chandler
Chandler, AZ	380	75.0	17.3	17.3	2Q16	2Q17
The Camden
Los Angeles, CA	287	145.0	45.1	45.1	4Q16	2Q17
Camden Miramar Phase IXB
Corpus Christi, TX	75	8.0	4.5	4.5	3Q14	3Q14
Total consolidated	3,923	$906.0	$481.1	$462.5

Unconsolidated Communities Under Construction
Camden Southline
Charlotte, NC	266	$48.0	$23.4	$23.4	3Q15	4Q15

(1)	Property in lease-up and was 12% leased at July 27, 2014.

(2)	Property in lease-up and was 6% leased at July 27, 2014.

(3)	Property in lease-up and was 7% leased at July 27, 2014.

(4)	Property in lease-up and was 3% leased at July 27, 2014.

(5)	Property in lease-up and was 6% leased at July 27, 2014.

Development Pipeline Communities. At June 30, 2014, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden McGowen Station
Houston, TX	320	$82.0	$9.8
Camden Lincoln Station
Denver, CO	267	51.0	6.4
Camden Conte (2)
Houston, TX	519	170.0	16.5
Camden Shady Grove
Montgomery County, MD	457	115.0	30.3
Camden Buckhead
Atlanta, GA	336	80.0	19.6
Camden NoMa II
Washington, DC	405	124.0	21.0
Camden Atlantic
Plantation, FL	286	62.0	12.3
Consolidated total	2,590	$684.0	$115.9

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	The development will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At June 30, 2014, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Dallas, TX	2.4	$0.9
Houston, TX	19.2	6.5
Las Vegas, NV	19.6	4.2
Other	4.8	9.1
Total	46.0	$20.7

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2014 and 2013 are as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average monthly property revenue per apartment home	$1,319	$1,262	$1,311	$1,251
Annualized total property expenses per apartment home	$5,758	$5,561	$5,702	$5,503
Weighted average number of operating apartment homes owned 100%	52,709	51,500	52,684	51,259
Weighted average occupancy of operating apartment homes owned 100% *	95.7%	95.3%	95.6%	95.1%

*	Our one student housing community is excluded from this calculation.

Property-level operating results (1)
The following tables present the property-level revenues and property-level expenses for the three and six months ended June 30, 2014 as compared to the same periods in 2013:

($ in thousands)	Apartment Homes At 6/30/14	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
		2014	2013	$	%	2014	2013	$	%
Property revenues:
Same store communities	47,916	$187,409	$179,308	$8,101	4.5%	$371,840	$355,402	$16,438	4.6%
Non-same store communities	4,714	19,440	14,084	5,356	38.0	39,511	26,095	13,416	51.4
Development and lease-up communities	4,244	578	—	578	*	772	—	772	*
Other	—	1,065	1,591	(526)	(33.1)	2,298	3,297	(999)	(30.3)
Total property revenues	56,874	$208,492	$194,983	$13,509	6.9%	$414,421	$384,794	$29,627	7.7%
Property expenses:
Same store communities	47,916	$67,433	$65,167	$2,266	3.5%	$133,221	$129,615	$3,606	2.8%
Non-same store communities	4,714	7,501	5,696	1,805	31.7	15,259	9,783	5,476	56.0
Development and lease-up communities	4,244	390	—	390	*	589	—	589	*
Other	—	556	734	(178)	(24.3)	1,135	1,645	(510)	(31.0)
Total property expenses	56,874	$75,880	$71,597	$4,283	6.0%	$150,204	$141,043	$9,161	6.5%

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
Same Store Analysis
Same store rental revenues increased approximately $6.9 million and $14.2 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increases were primarily due to a 3.9% and 4.0% increase in average rental rates and a 0.4% and 0.5% increase in average occupancy for our same store portfolio during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. We believe the increases to rental revenues were due in part to the continuation of the improving economic conditions, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $1.2 million and $2.2 million increase in other property revenue during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to increases in miscellaneous income and ancillary income from our utility rebilling programs.

Property expenses from our same store communities increased approximately $2.3 million, or 3.5%, for the three months ended June 30, 2014, and increased approximately $3.6 million, or 2.8%, for the six months ended June 30, 2014, as compared to the same periods in 2013. These increases were primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities during the three and six months ended June 30, 2014, and a decrease in refunds due to higher favorable settlements of tax protests during the three and six months ended June 30, 2013. These increases were also due to higher salaries, higher utility expenses and higher repair and maintenance costs. These increases were partially offset by decreases in property insurance expenses due to lower self-insured losses during the three and six months ended June 30, 2014 as compared to the same periods in 2013.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $5.9 million and $14.2 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Property expenses from non-same store and development and lease-up communities increased approximately $2.2 million and $6.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These increases in revenues and expenses in our non-same store communities during the three and six months ended June 30, 2014 were primarily due to the acquisition of three operating properties during the second and third quarters of 2013 and three operating properties and 75 units at one of our consolidated operating properties reaching stabilization during 2013. These increases in revenues and expenses in our development and lease-up communities were primarily due to the completion and partial lease up of one property as of June 30, 2014. The following table details the impact in our revenues and expenses as discussed above:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2014	June 30, 2014
Revenues from acquisitions	$3.3	$8.9
Revenues from stabilized properties	1.3	3.5
Revenues from development and lease-up property	0.5	0.7
Other	0.8	1.1
	$5.9	$14.2

Expenses from acquisitions	$1.5	$4.0
Expenses from stabilized properties	0.3	0.9
Expenses from development and lease-up property	0.4	0.6
Other	—	0.6
	$2.2	$6.1
Other Property Analysis
Other property revenues decreased approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to decreases in revenues of approximately $0.2 million and $0.5 million resulting from lower rental income from our non-multifamily rental properties for the three and six months ended June 30, 2014, respectively. These decreases were also due to lower below market lease amortization of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, due to the timing of completion of our operating property acquisitions in 2012 and 2013. Below market leases are generally amortized over approximately six months upon completion of acquisition.
Other property expenses decreased approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to lower expenses from other rental properties for the three and six months ended June 30, 2014. The remaining decreases were due to lower property taxes expensed on one land holding on which we initiated development activities in the fourth quarter of 2013. As a result, we started capitalizing expenses, including property taxes, on this development property.

Non-property income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Fee and asset management	$2,147	$2,827	$(680)	(24.1)%	$5,170	$5,721	$(551)	(9.6)%
Interest and other income	44	1,038	(994)	*	332	1,090	(758)	*
Income (loss) on deferred compensation plans	2,018	(102)	2,120	*	2,699	2,897	(198)	(6.8)
Total non-property income	$4,209	$3,763	$446	11.9%	$8,201	$9,708	$(1,507)	(15.5)%

*	Not a meaningful percentage

Fee and asset management income decreased approximately $0.7 million and $0.6 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013, and the sale of four operating properties by the funds during the fourth quarter 2013 and the first quarter 2014. These decreases were also due to lower construction fees resulting from decreases in third-party construction activity. During the six months ended June 30, 2014, these decreases were partially offset by increases in development activity by one of the funds.

Interest and other income decreased approximately $1.0 million and $0.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to approximately $1.0 million recognized during the three months ended June 30, 2013 from the release of a deed restriction on a parcel of land sold to an unaffiliated third-party in 2006.

Our deferred compensation plans recognized income of approximately $2.0 million and $2.7 million during the three and six months ended June 30, 2014, respectively, incurred a loss of approximately $0.1 million for the three months ended June 30, 2013 and recognized income of approximately $2.9 million for the six months ended June 30, 2013. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Property management	$5,853	$5,242	$611	11.7%	$11,692	$11,225	$467	4.2%
Fee and asset management	1,247	1,486	(239)	(16.1)	2,506	2,963	(457)	(15.4)
General and administrative	10,534	11,590	(1,056)	(9.1)	20,079	21,384	(1,305)	(6.1)
Interest	22,746	24,797	(2,051)	(8.3)	45,879	49,692	(3,813)	(7.7)
Depreciation and amortization	57,953	52,629	5,324	10.1	115,349	104,232	11,117	10.7
Amortization of deferred financing costs	816	898	(82)	(9.1)	1,657	1,814	(157)	(8.7)
Expense (benefit) on deferred compensation plans	2,018	(102)	2,120	*	2,699	2,897	(198)	(6.8)
Total other expenses	$101,167	$96,540	$4,627	4.8%	$199,861	$194,207	$5,654	2.9%

*	Not a meaningful percentage

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.6 million and $0.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses. During the six months ended June 30, 2014, the increase was partially offset by a decrease in costs of training and education programs provided to our regional employees. Property management expense was 2.8% and 2.7% of total property revenues for the three months ended June 30, 2014 and 2013, respectively, and 2.8% and 2.9% of total property revenues for the six months ended June 30, 2014 and 2013, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to decreases in expenses relating to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013 and the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014. These decreases were also due to lower expenses related to management of development communities due to the timing of communities started and completed by the funds during 2013 and 2014.

General and administrative expense decreased approximately $1.1 million and $1.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to separation costs of approximately $1.0 million relating to the retirement of an executive officer in 2013. These decreases were also due to decreases in professional and consulting fees, and lower administrative costs for the three and six months ended June 30, 2014, as compared to the same periods in 2013. These decreases were partially offset by increases in incentive compensation expenses due to higher deferred compensation amortization costs resulting from increases in the value of awards granted in 2014 as compared to the value of awards which were fully vested during the three and six months ended June 30, 2013. General and administrative expenses were 5.0% and 5.8% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended June 30, 2014 and 2013, respectively, and 4.8% and 5.5% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans for the six months ended June 30, 2014 and 2013, respectively.

Interest expense for the three and six months ended June 30, 2014 decreased approximately $2.1 million and $3.8 million, respectively, as compared to the same periods in 2013. These decreases were primarily due to higher capitalized interest during the three and six months ended June 30, 2014 of approximately $2.0 million and $3.7 million, respectively, resulting from higher average balances in our development pipeline. These decreases were also due to the repayment of a secured note payable in April 2014, the repayment of a secured note payable in January 2013 and a net decrease in interest expense relating to the repayment in December 2013 of $200 million, 5.4% senior unsecured notes payable, which was partially offset by the concurrent issuance of $250 million, 4.3% senior unsecured notes payable. These decreases were also partially offset by an increase in interest expense relating to borrowings on our line of credit during the three and six months ended June 30, 2014 as compared to the same periods in 2013.
Depreciation and amortization expense increased approximately $5.3 million and $11.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These increases were primarily due to the acquisition of three operating properties during 2013. These increases were also due to the completion of units in our development pipeline, the completion of repositions during 2013 and 2014, and increases in capital improvements placed in service during 2013 and 2014.
Amortization of deferred financing costs decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to higher capitalized loan costs during the three and six months ended June 30, 2014 resulting from higher average balances in our development pipeline.
Our deferred compensation plans incurred expenses of approximately $2.0 million and $2.7 million during the three and six months ended June 30, 2014, respectively, recognized a benefit of approximately $0.1 million for the three months ended June 30, 2013 and incurred expenses of approximately $2.9 million for the six months ended June 30, 2013. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in non-property income, above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Gain on sale of land	$1,447	$—	$1,447	* %	$1,801	$698	$1,103	* %
Impairment associated with land holdings	(1,152)	—	(1,152)	*	(1,152)	—	(1,152)	*
Equity in income of joint ventures	736	17,798	(17,062)	*	5,026	18,732	(13,706)	*
Income tax expense	(401)	(468)	(67)	(14.3)%	(875)	(867)	8	0.9%

*	Not a meaningful percentage.
In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for approximately $8.3 million and recognized a gain of approximately $1.4 million. During the six months ended June 30, 2014, we also sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. During the six months ended June 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for an aggregate of approximately $6.6 million and recognized a gain of approximately $0.7 million relating to these land sales.

The $1.2 million impairment associated with land holdings during the three and six months ended June 30, 2014 reflects an impairment charge to the carrying value of a land parcel located in Dallas, Texas.

Equity in income of joint ventures decreased approximately $17.1 million and $13.7 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to a $13.0 million proportionate share of the gain recognized relating to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $3.8 million related to this unconsolidated joint venture during the three and six months ended June 30, 2013. These decreases were also due to the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014. These decreases were partially offset by a $3.6 million proportionate share of the gain relating to the sale of two operating properties recognized by the funds during the six months ended June 30, 2014.
Income tax expense decreased approximately $0.1 million for the three months ended June 30, 2014, and was relatively flat for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease during the three months ended June 30, 2014 was primarily due to decreases in taxable income related to lower construction activities conducted in a taxable REIT subsidiary during the three months ended June 30, 2014.

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

Reconciliations of net income attributable to common shareholders to diluted FFO for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Funds from operations
Net income attributable to common shareholders (1)(2)	$35,272	$72,172	$75,308	$135,648
Real estate depreciation and amortization, including discontinued operations	56,556	53,094	112,567	105,467
Adjustments for unconsolidated joint ventures	1,326	1,313	2,640	2,921
Income allocated to non-controlling interests	1,012	2,765	2,049	3,722
Gain on sale of unconsolidated joint venture properties (3)	—	(13,032)	(3,566)	(13,032)
Gain on sale of discontinued operations, net of tax	—	(24,866)	—	(56,649)
Funds from operations – diluted	$94,166	$91,446	$188,998	$178,077

Weighted average shares – basic	87,845	87,191	87,748	86,949
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	314	467	338	519
Common units	1,899	1,900	1,899	1,901
Weighted average shares – diluted	90,058	89,558	89,985	89,369

(1)
Includes a gain on sale of $1.4 million and $1.8 million during the three and six months ended June 30, 2014, respectively, related to the sale of two land holdings in the first and second quarters of 2014. Also includes a $1.2 million impairment charge to the carrying value of a land parcel during the three and six months ended June 30, 2014.

(2)
Includes a promoted equity interest of approximately $3.8 million for the three and six months ended June 30, 2013, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties during second quarter of 2013. The six months ended June 30, 2013 also includes a gain on sale of $0.7 million from the sale of two land holdings during first quarter of 2013.

(3)
The gain during the six months ended June 30, 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds in February 2014. The gain during the three and six months ended June 30, 2013 represents our proportionate share of the gain on sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.2 times and 5.1 times for the three and six months ended June 30, 2014, respectively, and approximately 4.5 times for each of the three and six months ended June 30, 2013. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 78.4% and 77.5% of our properties (based on invested capital) were unencumbered at June 30, 2014 and 2013, respectively. Our weighted average maturity of debt was approximately 6.2 years at June 30, 2014.

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

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2014 and 2013.

Net cash from operating activities was approximately $194.0 million during the six months ended June 30, 2014 as compared to approximately $181.0 million for the same period in 2013. The increase was primarily due to growth in property revenues directly attributable to increased rental rates and higher occupancy from our same store communities and growth in non-same store revenues primarily relating to the acquisition of three operating properties in 2013. The increase in non-same store revenues is also related to three operating properties reaching stabilization during 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the three operating properties acquired in 2013 and the stabilization of the three operating properties during 2013. See further discussions of our 2014 operations as compared to 2013 in “Results of Operations.” These increases in net cash from operating activities were also due to the disposition of 12 operating properties in 2013.

Net cash used in investing activities during the six months ended June 30, 2014 totaled $250.2 million as compared to approximately $156.7 million for the same period in 2013. Cash outflows for property development and capital improvements were approximately $268.0 million during the six months ended June 30, 2014 as compared to approximately $157.5 million for the same period in 2013 primarily due to the acquisition of land for approximately $38.1 million during the six months ended June 30, 2014 and the addition of seven development communities in 2013 and 2014. The property development and capital improvements during the six months ended June 30, 2014 and 2013, respectively, included the following:

	For the Six Months Ended June 30,
(in millions)	2014	2013
Expenditures for new development, including land	$187.7	$84.0
Capitalized interest, real estate taxes, and other capitalized indirect costs	16.7	10.9
Reposition expenditures	36.9	33.2
Capital expenditures	26.7	29.4
Total	$268.0	$157.5
Net cash used in investing activities during the six months ended June 30, 2014 was partially offset by distributions from our joint ventures of approximately $5.9 million relating to the sale of two operating properties in February 2014 and proceeds of approximately $13.7 million from the sale of two land holdings in 2014. During the six months ended June 30, 2013, additional cash outflows related to the acquisition of one operating property in April 2013 for approximately $107.5 million and increases in our non-real estate assets of $4.3 million. These cash outflows were partially offset by cash inflows related to proceeds of $108.0 million from the sale of two operating properties and two land holdings during the six months ended June 30, 2013 and by distributions from our joint ventures of approximately $4.6 million, which included $3.7 million in distributions of investments from one unconsolidated joint venture relating to the sale of 14 operating properties in the second quarter of 2013.

Net cash provided by financing activities totaled approximately $54.5 million for the six months ended June 30, 2014 as compared to net cash used in financing activities of approximately $44.5 million during the same period in 2013. During the six months ended June 30, 2014, we received proceeds of approximately $180.0 million, net of payments, from our unsecured line of credit and other short-term borrowings. The cash inflows during the six months ended June 30, 2014 were partially offset by approximately $116.5 million used for distributions paid to common shareholders and non-controlling interest holders, $8.9 million used to repay a secured mortgage note payable in April 2014, and approximately $2.1 million used for principal amortization payments. During the six months ended June 30, 2013, cash outflows included approximately $106.5 million used for distributions paid to common shareholders and non-controlling interests, approximately $26.1 million used to repay a secured mortgage note payable and approximately $2.1 million used for principal amortization payments. The cash outflows during the six months ended June 30, 2013 were partially offset by proceeds of approximately $41.0 million, net of payments, relating to draws on our unsecured line of credit and other short-term borrowings, net proceeds of approximately $40.2 million from the issuance of 0.6 million common shares from our ATM program, and proceeds of approximately $2.4 million from common share options exercised during the period.

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2014, we had $150.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.7 million, leaving approximately $339.3 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit. At June 30, 2014, we had $30.0 million short-term borrowings outstanding.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2014, we had approximately 85.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2012, we created an ATM program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. There were no shares sold during the six months ended June 30, 2014. We intend to use the net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $82.7 million remaining available for sale under the 2012 ATM program.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which are currently Baal with stable outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced as well as by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. During 2014, approximately $54.8 million of debt, including scheduled principal amortizations of approximately $1.4 million, is scheduled to mature. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of 13 consolidated projects to be approximately $424.9 million. Of this amount, we expect between approximately $195 million and $205 million will be incurred during the remainder of 2014 and the remaining costs will be incurred during 2015 and 2016. Additionally, we also expect to incur between approximately $22 million and $26 million of additional redevelopment expenditures and between approximately $30 million and $34 million of additional other capital expenditures during the remainder of 2014.
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

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2014, we announced our Board of Trust Managers had declared a quarterly dividend of $0.66 per common share to our common shareholders of record as of June 30, 2014. The dividend was subsequently paid on July 17, 2014, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2014, our annualized dividend rate for 2014 would be $2.64.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2014, our unconsolidated joint ventures had outstanding debt of approximately $519.9 million, of which our proportionate share was approximately $104.0 million. As of June 30, 2014, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

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
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt ASU 2014-09 as of January 1, 2017 and are currently evaluating the impact this standard may have on our financial statements.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 1, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 1, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	August 1, 2014
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*10.1	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan (as amended and restated on July 30, 2014).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 1, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 1, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.