Form 10-Q
period 2014-09-30
CAMDEN PROPERTY TRUST
filed 2014-10-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to _______________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 27, 2014, 86,398,451 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2014	December 31, 2013
Assets
Real estate assets, at cost
Land	$997,349	$969,711
Buildings and improvements	5,894,453	5,629,904
	$6,891,802	$6,599,615
Accumulated depreciation	(1,813,124)	(1,643,713)
Net operating real estate assets	$5,078,678	$4,955,902
Properties under development, including land	576,269	472,566
Investments in joint ventures	35,180	42,155
Total real estate assets	$5,690,127	$5,470,623
Accounts receivable – affiliates	25,954	27,724
Other assets, net	123,999	109,401
Cash and cash equivalents	66,127	17,794
Restricted cash	5,769	6,599
Total assets	$5,911,976	$5,632,141
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,837,621	$1,588,798
Secured	906,328	941,968
Accounts payable and accrued expenses	147,255	113,307
Accrued real estate taxes	54,369	35,648
Distributions payable	60,265	56,787
Other liabilities	94,230	88,272
Total liabilities	$3,100,068	$2,824,780
Commitments and contingencies
Non-qualified deferred compensation share awards	60,363	47,180
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,413 and 99,645 issued; 97,386 and 96,660 outstanding at September 30, 2014 and December 31, 2013, respectively	974	967
Additional paid-in capital	3,649,750	3,596,069
Distributions in excess of net income attributable to common shareholders	(568,142)	(494,167)
Treasury shares, at cost (11,000 and 11,352 common shares at September 30, 2014 and December 31, 2013, respectively)	(397,497)	(410,227)
Accumulated other comprehensive loss	(1,474)	(1,106)
Total common equity	$2,683,611	$2,691,536
Non-controlling interests	67,934	68,645
Total equity	$2,751,545	$2,760,181
Total liabilities and equity	$5,911,976	$5,632,141
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Property revenues
Rental revenues	$184,247	$172,540	$543,649	$505,567
Other property revenues	28,851	27,200	83,870	78,967
Total property revenues	$213,098	$199,740	$627,519	$584,534
Property expenses
Property operating and maintenance	$55,228	$51,303	$158,239	$149,353
Real estate taxes	23,447	21,466	70,640	64,459
Total property expenses	$78,675	$72,769	$228,879	$213,812
Non-property income
Fee and asset management	$2,131	$3,096	$7,301	$8,817
Interest and other income	430	86	762	1,176
Income (loss) on deferred compensation plans	(765)	2,315	1,934	5,212
Total non-property income	$1,796	$5,497	$9,997	$15,205
Other expenses
Property management	$5,416	$5,353	$17,108	$16,578
Fee and asset management	1,240	1,505	3,746	4,468
General and administrative	10,331	9,993	30,410	31,377
Interest	22,967	24,275	68,846	73,967
Depreciation and amortization	59,179	54,285	174,528	158,517
Amortization of deferred financing costs	836	875	2,493	2,689
Expense (benefit) on deferred compensation plans	(765)	2,315	1,934	5,212
Total other expenses	$99,204	$98,601	$299,065	$292,808
Gain on sale of land	1,808	—	3,609	698
Impairment associated with land holdings	—	—	(1,152)	—
Equity in income of joint ventures	863	1,926	5,889	20,658
Income from continuing operations before income taxes	$39,686	$35,793	$117,918	$114,475
Income tax expense	(353)	(720)	(1,228)	(1,587)
Income from continuing operations	$39,333	$35,073	$116,690	$112,888
Income from discontinued operations	—	2,319	—	7,225
Gain on sale of discontinued operations, net of tax	—	34,410	—	91,059
Net income	$39,333	$71,802	$116,690	$211,172
Less income allocated to non-controlling interests from continuing operations	(1,050)	(1,029)	(3,099)	(2,894)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(53)	—	(1,910)
Net income attributable to common shareholders	$38,283	$70,720	$113,591	$206,368
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per share – basic
Earnings per common share from continuing operations	$0.43	$0.38	$1.28	$1.24
Earnings per common share from discontinued operations	—	0.42	—	1.11
Total earnings per common share -- basic	$0.43	$0.80	$1.28	$2.35
Earnings per share – diluted
Earnings per common share from continuing operations	$0.43	$0.38	$1.28	$1.23
Earnings per common share from discontinued operations	—	0.41	—	1.11
Total earnings per common share -- diluted	$0.43	$0.79	$1.28	$2.34
Distributions declared per common share	$0.66	$0.63	$1.98	$1.89
Weighted average number of common shares outstanding – basic	88,146	87,449	87,882	87,117
Weighted average number of common shares outstanding – diluted	89,353	88,716	89,052	88,429
Condensed Consolidated Statements of Comprehensive Income:
Net income	$39,333	$71,802	$116,690	$211,172
Other comprehensive income
Unrealized loss on cash flow hedging activities	(417)	—	(417)	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligations	20	14	49	41
Comprehensive income	$38,936	$71,816	$116,322	$211,213
Less income allocated to non-controlling interests from continuing operations	(1,050)	(1,029)	(3,099)	(2,894)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(53)	—	(1,910)
Comprehensive income attributable to common shareholders	$37,886	$70,734	$113,223	$206,409
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
Net income			113,591			3,099	116,690
Other comprehensive income (loss)					(368)		(368)
Common shares issued	7	50,528					50,535
Net share awards		3,538		11,235			14,773
Employee share purchase plan		870		1,062			1,932
Common share options exercised	1	335		433			769
Change in classification of deferred compensation plan		(4,916)					(4,916)
Change in redemption value of non-qualified share awards			(12,936)				(12,936)
Diversification of share awards within deferred compensation plan		3,273	1,396				4,669
Conversions of operating partnership units		52				(52)	—
Cash distributions declared to equity holders			(176,026)			(3,758)	(179,784)
Other	(1)	1					—
Equity, September 30, 2014	$974	$3,649,750	$(568,142)	$(397,497)	$(1,474)	$67,934	$2,751,545

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$116,690	$211,172
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,528	163,573
Gain on sale of discontinued operations, net of tax	—	(91,059)
Gain on sale of land	(3,609)	(698)
Impairment associated with land holdings	1,152	—
Distributions of income from joint ventures	6,293	7,935
Equity in income of joint ventures	(5,889)	(20,658)
Share-based compensation	11,902	10,682
Amortization of deferred financing costs	2,493	2,689
Net change in operating accounts and other	23,446	25,968
Net cash from operating activities	$327,006	$309,604
Cash flows from investing activities
Development and capital improvements	$(390,756)	$(245,336)
Acquisition of operating properties	—	(224,109)
Proceeds from sale of land and discontinued operations	22,606	162,019
Distributions from investments in joint ventures	6,571	6,094
Increase in non-real estate assets	(3,486)	(15,103)
Change in restricted cash	714	(53,704)
Other	$(1,750)	$(1,126)
Net cash from investing activities	$(366,101)	$(371,265)
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$2,172,000	$450,900
Repayments on unsecured line of credit and other short-term borrowings	(2,172,000)	(267,900)
Repayment of notes payable	(35,640)	(29,217)
Proceeds from notes payable	248,078	—
Distributions to common shareholders and non-controlling interests	(176,284)	(163,290)
Proceeds from issuance of common shares	50,535	40,098
Payment of deferred financing costs	(3,147)	(827)
Common share options exercised	417	2,466
Net decrease in accounts receivable – affiliates	1,770	6,151
Other	1,699	1,318
Net cash from financing activities	$87,428	$39,699
Net increase (decrease) in cash and cash equivalents	48,333	(21,962)
Cash and cash equivalents, beginning of period	17,794	26,669
Cash and cash equivalents, end of period	$66,127	$4,707
Supplemental information
Cash paid for interest, net of interest capitalized	$52,073	$56,500
Cash paid for income taxes	1,623	2,116
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$60,265	$56,793
Value of shares issued under benefit plans, net of cancellations	19,215	20,555
Net change in redemption of non-qualified share awards	11,541	12,796
Accrual associated with construction and capital expenditures	22,269	21,502
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of September 30, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,152 apartment homes across the United States. Of the 183 properties, 13 properties were under construction, and when completed will consist of a total of 4,114 apartment homes. We also own land holdings we may develop into multifamily apartment communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We did not have any VIEs at September 30, 2014 or December 31, 2013.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the full year.

Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any difference between the carrying value of the previously held equity investment and the fair value is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of below market leases is included in other liabilities in our condensed consolidated balance sheets, and the net carrying value of in-place leases is included in other assets, net in our condensed consolidated balance sheets.

The carrying values of below market leases and in-place leases at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
(in millions)	2014	2013
Below market leases (Gross carrying value)	$0.4	$0.4
Accumulated amortization	(0.4)	(0.2)
Value of below market leases, net	$—	$0.2

In-place leases (Gross carrying value)	$2.3	$2.3
Accumulated amortization	(2.3)	(1.1)
Value of in-place leases, net	$—	$1.2
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenues related to below market leases	$—	$0.2	$0.2	$0.9
Amortization of in-place leases	$—	$1.4	$1.2	$4.5
The weighted average amortization period of below market leases and in-place leases was approximately seven months for the three months ended September 30, 2013, and was approximately seven months and six months for the nine months ended September 30, 2014 and 2013, respectively.
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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $5.8 million and $4.2 million for the three months ended September 30, 2014 and 2013, respectively, and was approximately $16.1 million and $10.8 million for the nine months ended September 30, 2014 and 2013, respectively. Capitalized real estate taxes were approximately $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and were approximately $3.8 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at “Asset Impairment.” Non-recurring fair value disclosures exclude impairments on disposed assets because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.9 million and 2.1 million for the three months ended September 30, 2014 and 2013, respectively, and approximately 2.0 million and 2.1 million for the nine months ended September 30, 2014 and 2013, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$38,283	$34,044	$113,591	$109,994
Amount allocated to participating securities	(317)	(623)	(970)	(1,958)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	37,966	33,421	112,621	108,036
Discontinued operations, including gain on sale, attributable to common shareholders	—	36,676	—	96,374
Net income attributable to common shareholders – basic	$37,966	$70,097	$112,621	$204,410

Earnings per common share continuing operations	$0.43	$0.38	$1.28	$1.24
Earnings per common share from discontinued operations	—	0.42	—	1.11
Total earnings per common share – basic	$0.43	$0.80	$1.28	$2.35

Weighted average number of common shares outstanding – basic	88,146	87,449	87,882	87,117

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$37,966	$33,421	$112,621	$108,036
Income allocated to common units from continuing operations	313	274	937	814
Income from continuing operations attributable to common shareholders, as adjusted	38,279	33,695	113,558	108,850
Discontinued operations, including gain on sale, attributable to common shareholders	—	36,676	—	96,374
Discontinued operations, including gain on sale, allocated to common units	—	53	—	1,910
Net income attributable to common shareholders – diluted	$38,279	$70,424	$113,558	$207,134

Earnings per common share from continuing operations	$0.43	$0.38	$1.28	$1.23
Earnings per common share from discontinued operations	—	0.41	—	1.11
Total earnings per common share – diluted	$0.43	$0.79	$1.28	$2.34

Weighted average number of common shares outstanding – basic	88,146	87,449	87,882	87,117
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	396	453	358	497
Common units	811	814	812	815
Weighted average number of common shares outstanding – diluted	89,353	88,716	89,052	88,429

4. Common Shares

In May 2012, we created an at the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the three and nine months ended September 30, 2014 were used for general corporate purposes, which included repayment of outstanding balances on our unsecured line of credit and short-term borrowings, and funding for development, redevelopment, and capital improvement activities.

The following table presents activity under our 2012 ATM program for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Total net consideration	$50,535.3	$—	$50,535.3	$40,097.6
Common shares sold	688.3	—	688.3	555.1
Average price per share	$74.60	$—	$74.60	$73.73

As of the date of this filing, we had common shares having an aggregate offering price of up to $31.3 million remaining available for sale under the 2012 ATM program. No additional shares were sold subsequent to September 30, 2014 through the date of this filing.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30,

2014, we had approximately 86.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions, Dispositions, Impairment and Discontinued Operations

Acquisitions. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Rockville, Maryland for approximately $23.8 million. In October 2014, we acquired one operating property, Camden Fourth Ward, which had recently completed construction in September 2014 and is comprised of 276 apartment homes, located in Atlanta, Georgia for approximately $62.6 million. As of the date of this filing, the initial accounting for the purchase price allocation has not been finalized as our analysis of the net assets acquired is not complete. Our purchase price allocation is expected to be complete by the end of the fourth quarter 2014.

Land Holding Dispositions and Impairment. In July 2014, we sold approximately 2.4 acres of land adjacent to an operating property in Dallas, Texas for approximately $0.8 million. We recognized a $1.2 million impairment charge related to this land parcel in June 2014, which represented the difference between the land holding’s carrying value and the fair value based upon the sales contract. In August 2014, we sold approximately 19.2 acres of land adjacent to an operating property in Houston, Texas for approximately $8.3 million and recognized a gain of approximately $1.8 million.

During the nine months ended September 30, 2014, we also sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia, and sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for an aggregate of $14.6 million and recognized a gain of approximately $1.8 million related to these land sales. During the nine months ended September 30, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for approximately $6.6 million and recognized a gain of approximately $0.7 million.
Discontinued Operations. For the three and nine months ended September 30, 2013, income from discontinued operations included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. There were no discontinued operations during the nine months ended September 30, 2014.

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2013
Property revenues	$6,671	$21,490
Property expenses	(2,849)	(9,209)
	$3,822	$12,281
Depreciation and amortization	(1,503)	(5,056)
Income from discontinued operations	$2,319	$7,225

Gain on sale of discontinued operations, net of tax	$34,410	$91,059

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two joint ventures at September 30, 2014 and December 31, 2013, and three joint ventures at September 30, 2013. The two joint ventures in which we held an equity investment at September 30, 2014 are discretionary investment funds (the "funds"), in which we have a 20% ownership interest. We provide property and asset management and other services to the joint ventures which own operating properties, and we may also provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	September 30, 2014	December 31, 2013
Total assets	$747.9	$790.2
Total third-party debt	524.5	530.7
Total equity	196.8	229.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Total revenues (1)	$27.3	$23.8	$78.3	$69.1
Gain on sale of operating properties, net of tax	—	—	18.5	95.4
Net income	2.2	2.2	23.8	102.2
Equity in income (2)	0.9	1.9	5.9	20.7

(1)
Excludes approximately $1.9 million for the three months ended September 30, 2013, and approximately $1.1 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively, related to the sale of two operating properties by the funds during the first quarter of 2014. Additionally, excludes approximately $2.0 million and $5.9 million for the three and nine months ended September 30, 2013, related to the sale of two operating properties within one of our unconsolidated joint ventures in December 2013 and approximately $10.3 million for the nine months ended September 30, 2013 relating to the discontinued operations from the sale of 14 operating properties within one of our unconsolidated joint ventures in May 2013.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.

The funds in which we have a partial interest have been funded in part with secured third-party debt. As of September 30, 2014, we had no outstanding guarantees related to debt of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $2.0 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $6.6 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

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

7. Notes Payable
The following is a summary of our indebtedness:

	Balance at
(in millions)	September 30, 2014	December 31, 2013
Senior unsecured notes
5.08% Notes, due 2015	$249.9	$249.7
5.75% Notes, due 2017	246.5	246.4
4.70% Notes, due 2021	248.9	248.8
3.07% Notes, due 2022	346.9	346.7
5.00% Notes, due 2023	247.8	247.7
4.27% Notes, due 2024	249.5	249.5
3.59% Notes, due 2024	248.1	—
	1,837.6	1,588.8

Secured notes
0.95% – 5.63% Conventional Mortgage Notes, due 2018 – 2045	871.2	905.7
Tax-exempt Mortgage Note, due 2028 (1.25% floating rate)	35.1	36.3
	906.3	942.0
Total notes payable	$2,743.9	$2,530.8

Other floating rate debt included in secured notes (0.95%)	$175.0	$175.0

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2014, we had no balances outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit.

In September 2014, we issued $250 million aggregate principal amount of 3.50% senior unsecured notes due September 15, 2024 (the "2024 Notes") under our existing shelf registration statement. The 2024 Notes were offered to the public at 99.231% of their face amount with a stated rate of 3.50% and a yield to maturity of 3.59%. We received net proceeds of approximately $245.7 million, net of underwriting discounts and other offering expenses. Interest on the 2024 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2015. We may redeem the 2024 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2024 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2024 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering to repay outstanding balances on our unsecured line of credit and other short-term borrowings, and for general corporate purposes, which may include property acquisition and development in the ordinary course of business, capital expenditures and working capital.

In April 2014, we repaid a 6.0% secured conventional mortgage note at par, which was scheduled to mature on August 1, 2014, for approximately $8.9 million. In September, 2014, we repaid a 2.2% secured conventional mortgage note at par, which was due to mature on October 1, 2014, for approximately $23.5 million.

At September 30, 2014 and 2013, the weighted average interest rate on our floating rate debt of approximately $210.1 million and $394.6 million, respectively, which includes our unsecured line of credit and short-term borrowings, was each approximately 1.0%.

Our indebtedness had a weighted average maturity of 6.6 years at September 30, 2014. Scheduled repayments on outstanding debt, including scheduled principal amortizations, and the respective weighted average interest rates on maturing debt at September 30, 2014, were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2014 (1)	$0.4	—%
2015	251.8	5.1
2016 (1)	2.0	—
2017	249.0	5.7
2018	177.4	0.9
Thereafter	2,063.3	4.4
Total	$2,743.9	4.4%
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

At September 30, 2014, approximately 5.5 million fungible units were available under the 2011 Share Plan, which results in approximately 1.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

Options. Approximately 0.4 million and 0.2 million options were exercised during the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $6.9 million and $5.2 million during the nine months ended September 30, 2014 and 2013, respectively. Options generally have a vesting period of three to five years. At September 30, 2014, options outstanding and exercisable had a weighted average remaining life of approximately 4.3 years.

The following table summarizes outstanding share options and exercisable options at September 30, 2014:

	Options Outstanding and Exercisable (1) (2)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	135,709	$30.06
$41.16-$43.94	119,242	42.46
$48.02-$64.75	82,118	50.32
Total options	337,069	$39.38

(1)	As of September 30, 2014, all options outstanding are also exercisable.

(2)
The aggregate intrinsic value of options outstanding and exercisable at September 30, 2014 was $9.8 million. The aggregate intrinsic values were calculated as the excess, if any, between our closing share price of $68.53 per share on September 30, 2014 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the nine months ended September 30, 2014, we granted approximately 0.1 million reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the nine months ended September 30, 2014 vested immediately and approximately $0.3 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the nine months ended September 30, 2014:

Nine Months Ended
September 30, 2014
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is amortized over the vesting period. To estimate forfeitures, we use actual forfeiture history. At September 30, 2014, the unamortized value of previously issued unvested share awards was approximately $40.2 million, which is expected to be amortized over the next four years. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was approximately $16.0 million and $14.9 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.2 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $12.1 million and $11.3 million for the nine months ended September 30, 2014 and 2013, respectively. Total capitalized compensation cost for option and share awards was approximately $0.7 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.0 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Nonvested Share Awards Outstanding	Weighted Average Grant Price
Total options and nonvested share awards outstanding at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	311,214	65.69
Exercised/vested	(360,058)	47.84	(290,381)	55.19
Forfeited	(21,686)	62.32	(19,212)	63.93
Total options and nonvested share awards outstanding at September 30, 2014	337,069	$39.38	832,919	$63.49

Non-Qualified Deferred Compensation Plan. In February 2014, we adopted the Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan (the "Plan") to clarify certain terms in the existing plan relating to the deferral of performance based compensation. The Plan permits diversification of fully vested share awards into other equity securities subject to a six month holding period, which results in the fully vested awards and the proportionate share of nonvested awards eligible for diversification being reclassified from additional paid in capital to temporary equity in our condensed consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our condensed consolidated statements of equity.

The following table summarizes the eligible share award activity as recorded in temporary equity for the nine months ended September 30, 2014:

(in thousands)
Balance at December 31, 2013	$47,180
Change in classification	4,916
Change in redemption value	12,936
Diversification of share awards	(4,669)
Balance at September 30, 2014	$60,363

9. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Change in assets:
Other assets, net	$(9,826)	$(8,964)
Change in liabilities:
Accounts payable and accrued expenses	18,009	6,737
Accrued real estate taxes	18,886	21,470
Other liabilities	(4,273)	5,939
Other	650	786
Change in operating accounts and other	$23,446	$25,968

10. Commitments and Contingencies
Construction Contracts. As of September 30, 2014, we estimate the additional cost to complete the construction of 12 consolidated projects to be approximately $334.4 million. We expect to fund this amount through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

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
Other Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2014, we had earnest money deposits of approximately $2.8 million for potential acquisitions of land and an operating property which are included in other assets, net in our condensed consolidated balance sheets. Approximately $2.5 million of these deposits was non-refundable at September 30, 2014.

Lease Commitments. At September 30, 2014, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.2 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Minimum annual rental commitments for the remainder of 2014 are $0.8 million, and for the years ending December 31, 2015 through 2018 are approximately $2.4 million, $2.7 million, $2.7 million, and $2.5 million, respectively, and approximately $15.4 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013 as income tax expense. Income taxes for the three and nine months ended September 30, 2014 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2014.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation plan investments (1)	$53.8	$—	$—	$53.8	$43.8	$—	$—	$43.8

(1)	Approximately $1.4 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2014.

Financial Instrument Fair Value Disclosures. As of September 30, 2014 and December 31, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts.
In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,533.8	$2,661.4	$2,319.5	$2,391.5
Floating rate notes payable	210.1	203.5	211.3	201.4

Non-recurring Fair Value Measurements. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." There were no non-recurring fair value adjustments at September 30, 2014 or December 31, 2013.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of September 30, 2014, we owned interests in, operated, or were developing 183 multifamily properties comprised of 64,152 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings we may develop into multifamily apartment communities.
Property Operations
Our results for the three and nine months ended September 30, 2014 reflect an increase in same store revenues of 4.6% as compared to the same periods in 2013. We believe these increases were due in part to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates. We believe these increases were also due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, all of which have resulted in increases in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2014 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. However, we believe significant risks to the economy remain, and while there have been increases in employment levels in the majority of our markets, the unemployment rate remains at higher than historical levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At September 30, 2014, we had a total of 13 projects under construction to be comprised of 4,114 apartment homes, including one development project to be comprised of 266 units owned by one of the discretionary funds ("the funds"), in which we have a 20% interest, with initial occupancy scheduled to occur within the next 24 months. Excluding the project owned by one of the funds, as of September 30, 2014, we estimate the additional cost to complete the construction of 12 consolidated projects to be approximately $334.4 million.
Acquisitions
In January 2014, we acquired approximately 2.9 acres of land in Houston, Texas for approximately $15.6 million. In April 2014, we acquired approximately 7.6 acres of land in Rockville, Maryland for approximately $23.8 million. Subsequent to quarter end, in October 2014, we acquired Camden Fourth Ward, comprised of 276 apartment homes, located in Atlanta, Georgia for approximately $62.6 million.
Dispositions
In July 2014, we sold approximately 2.4 acres of land adjacent to an operating property in Dallas, Texas for approximately $0.8 million. We recognized a $1.2 million impairment charge related to this land parcel in June 2014, which represented the difference between the land holding’s carrying value and the fair value based upon the sales contract. In August 2014, we sold approximately 19.2 acres of land adjacent to an operating property in Houston, Texas for approximately $8.3 million and recognized a gain of approximately $1.8 million.

During the nine months ended September 30, 2014, we also sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia, and sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas for an aggregate of $14.6 million and recognized a gain of approximately $1.8 million related to these land sales.

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
As of September 30, 2014, we had approximately $66.1 million in cash and cash equivalents and approximately $493.6 million available under our $500 million unsecured line of credit. As of the date of this filing, we had common shares having an aggregate offering price of up to $31.3 million remaining available for sale under our ATM program. We believe debt maturing during the remainder of 2014 is manageable at approximately $0.4 million, which relates only to scheduled principal amortizations. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2014		December 31, 2013
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,752	25
Washington, D.C. Metro	6,405	19	6,083	18
Dallas, Texas	5,667	14	5,667	14
Tampa, Florida	5,108	12	5,108	12
Las Vegas, Nevada	4,918	15	4,918	15
Orlando, Florida	3,976	10	3,676	9
Atlanta, Georgia	3,943	12	3,943	12
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas	3,030	9	3,030	9
Charlotte, North Carolina	2,894	12	2,894	12
Southeast Florida	2,520	7	2,520	7
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,095	7	2,095	7
Denver, Colorado	1,941	6	1,941	6
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	1,907	4	2,072	5
Total Operating Properties	60,038	170	59,899	170
Properties Under Construction
Phoenix, Arizona	834	3	454	2
Austin, Texas	614	2	614	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Denver, Colorado	424	1	424	1
Dallas, Texas	423	1	423	1
Atlanta, Georgia	379	1	379	1
Southeast Florida	261	1	261	1
Washington, D.C. Metro	—	—	320	1
Orlando, Florida	—	—	300	1
Other (1)	—	—	75	—
Total Properties Under Construction	4,114	13	4,429	14
Total Properties	64,152	183	64,328	184
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,522	8	2,840	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina (3)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Other	270	1	510	2
Total Unconsolidated Joint Venture Properties	7,278	22	7,836	24
Total Properties Fully Consolidated	56,874	161	56,492	160

(1)	Represents the units under construction for Phase IXB of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(2)	Refer to Note 6, “Investments in Joint Ventures,” in the notes to condensed consolidated financial statements for further discussion of our joint venture investments.

(3)	Represents a property under development owned by one of the funds. See communities under construction below for details.

Dispositions
During the nine months ended September 30, 2014, each of the funds, in which we own a 20% interest, sold an operating property as follows:

Dispositions of Unconsolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Braun Station	San Antonio, TX	240	2/12/2014
Camden Piney Point	Houston, TX	318	2/27/2014
Unconsolidated total		558
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy during the quarter. During the three months ended September 30, 2014, stabilization was achieved for a subsequent phase at one consolidated operating property and at two unconsolidated development properties as follows:

Stabilized Properties and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization

Consolidated Operating Property
Camden Miramar Phase IXB (1)
Corpus Christi, TX	75	3Q14	3Q14

Unconsolidated Operating Properties
Camden South Capitol
Washington, DC	276	3Q13	3Q14
Camden Waterford Lakes
Orlando, FL	300	1Q14	3Q14
Unconsolidated total	576

(1)	Represents the completed units for Phase IXB of Camden Miramar, a subsequent phase to our one student housing community.
Completed Construction in Lease-Up
At September 30, 2014, we had one consolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 10/26/2014	Date of Construction Completion	Estimated Date of Stabilization

Consolidated Operating Property
Camden NoMa
Washington, DC	321	$101.5	89%	2Q14	1Q15

Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2014 included approximately $576.3 million related to properties under development and land. Of this amount, approximately $441.5 million related to our projects currently under construction. In addition, we had approximately $134.8 million primarily invested in land held for future development and land holdings, which included approximately $120.0 million related to projects we expect to begin constructing during the next two years and approximately $14.8 million invested in land holdings which we may develop in the future.

Communities Under Construction. At September 30, 2014, we had 12 consolidated properties and one property held by one of the funds, in which we own a 20% interest, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden La Frontera (1)
Round Rock, TX	300	$36.0	$30.8	$17.0	1Q15	4Q15
Camden Lamar Heights (2)
Austin, TX	314	47.0	43.1	30.4	4Q14	4Q15
Camden Flatirons (3)
Denver, CO	424	78.0	70.4	46.2	1Q15	4Q16
Camden Paces (4)
Atlanta, GA	379	110.0	87.0	70.9	2Q15	4Q16
Camden Boca Raton (5)
Boca Raton, FL	261	54.0	49.2	21.8	1Q15	3Q15
Camden Foothills (6)
Scottsdale, AZ	220	50.0	40.1	12.2	1Q15	3Q15
Camden Hayden
Tempe, AZ	234	48.0	31.8	31.8	2Q15	3Q15
Camden Glendale
Glendale, CA	303	115.0	85.2	85.2	3Q15	1Q16
Camden Gallery
Charlotte, NC	323	58.0	21.5	21.5	4Q15	3Q16
Camden Chandler
Chandler, AZ	380	75.0	24.9	24.9	2Q16	2Q17
Camden Victory Park
Dallas, TX	423	82.0	26.4	26.4	1Q16	1Q18
The Camden
Los Angeles, CA	287	145.0	53.2	53.2	4Q16	2Q17
Total consolidated	3,848	$898.0	$563.6	$441.5

Unconsolidated Community Under Construction
Camden Southline
Charlotte, NC	266	$48.0	$29.0	$29.0	3Q15	4Q15

(1)	Property in lease-up and was 32% leased at October 26, 2014.

(2)	Property in lease-up and was 26% leased at October 26, 2014.

(3)	Property in lease-up and was 24% leased at October 26, 2014.

(4)	Property in lease-up and was 13% leased at October 26, 2014.

(5)	Property in lease-up and was 38% leased at October 26, 2014.

(6)	Property in lease-up and was 29% leased at October 26, 2014.

Development Pipeline Communities. At September 30, 2014, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden McGowen Station
Houston, TX	320	$82.0	$10.2
Camden Lincoln Station
Denver, CO	267	51.0	7.3
Camden Conte (2)
Houston, TX	519	170.0	17.2
Camden Shady Grove
Rockville, MD	457	115.0	30.9
Camden Buckhead
Atlanta, GA	336	80.0	20.5
Camden NoMa II
Washington, DC	405	124.0	21.3
Camden Atlantic
Plantation, FL	286	62.0	12.6
Consolidated total	2,590	$684.0	$120.0

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	The property will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At September 30, 2014, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Other	4.8	10.6
Total	24.4	$14.8

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2014 and 2013 are as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average monthly property revenue per apartment home	$1,341	$1,283	$1,321	$1,262
Annualized total property expenses per apartment home	$5,942	$5,610	$5,782	$5,539
Weighted average number of operating apartment homes owned 100%	52,964	51,888	52,778	51,469
Weighted average occupancy of operating apartment homes owned 100% *	96.1%	95.3%	95.8%	95.2%

*	Our one student housing community is excluded from this calculation.

Property-level operating results (1)
The following tables present the property-level revenues and property-level expenses for the three and nine months ended September 30, 2014 as compared to the same periods in 2013:

($ in thousands)	Apartment Homes At 9/30/14	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
		2014	2013	$	%	2014	2013	$	%
Property revenues:
Same store communities	47,916	$190,758	$182,321	$8,437	4.6%	$562,598	$537,723	$24,875	4.6%
Non-same store communities	4,789	19,134	16,034	3,100	19.3	58,645	42,129	16,516	39.2
Development and lease-up communities	4,169	2,158	—	2,158	*	2,930	—	2,930	*
Other	—	1,048	1,385	(337)	(24.3)	3,346	4,682	(1,336)	(28.5)
Total property revenues	56,874	$213,098	$199,740	$13,358	6.7%	$627,519	$584,534	$42,985	7.4%
Property expenses:
Same store communities	47,916	$69,776	$66,120	$3,656	5.5%	$202,997	$195,735	$7,262	3.7%
Non-same store communities	4,789	7,663	6,022	1,641	27.3	22,922	15,805	7,117	45.0
Development and lease-up communities	4,169	742	—	742	*	1,331	—	1,331	*
Other	—	494	627	(133)	(21.2)	1,629	2,272	(643)	(28.3)
Total property expenses	56,874	$78,675	$72,769	$5,906	8.1%	$228,879	$213,812	$15,067	7.0%

(1)
Same store communities are communities we owned and were stabilized since January 1, 2013. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2013. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2013. Other includes results from non-multifamily rental properties, above/below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. Discontinued operations are excluded from the above results.

*	Not a meaningful percentage
Same Store Analysis
Same store rental revenues increased approximately $7.5 million and $21.7 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increases were primarily due to a 3.8% increase in average rental rates for our same store portfolio during each of the three and nine months ended September 30, 2014, and a 0.8% and 0.6% increase in average occupancy for our same store portfolio during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. We believe the increases to rental revenues were due in part to more individuals choosing to rent verses buy as evidenced by the moderating level of homeownership levels and the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $0.9 million and $3.2 million increase in other property revenue during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily due to increases in miscellaneous income and ancillary income from our utility rebilling programs.

Property expenses from our same store communities increased approximately $3.7 million, or 5.5%, for the three months ended September 30, 2014, and increased approximately $7.3 million, or 3.7%, for the nine months ended September 30, 2014, as compared to the same periods in 2013. These increases were primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities during the three and nine months ended September 30, 2014. These increases were also due to higher salaries, higher utility expenses and higher repair and maintenance costs. The increase during the nine months ended September 30, 2014 was partially offset by a decrease in property insurance expense due to lower self-insured losses as compared to the same period in 2013.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $5.3 million and $19.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Property expenses from non-same store and development and lease-up communities increased approximately $2.4 million and $8.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These increases in revenues and expenses in our non-same store communities during the three and nine months ended September 30, 2014 were primarily due to the acquisition of three operating properties during the second and third quarters of 2013, and the stabilization of three operating properties and 75 units at one of our consolidated operating properties during 2013, and the stabilization of an additional 75 units at one of our consolidated operating properties during the third quarter of 2014. These increases in revenues and expenses in our development and lease-up communities were primarily due to the completion and partial lease up of one property as of September 30, 2014. The following table details the impact of the forgoing on our revenues and expenses:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2014	September 30, 2014
Revenues from acquisitions	$2.7	$11.6
Revenues from stabilized properties	0.4	3.8
Revenues from development and lease-up property	1.4	2.1
Other	0.8	1.9
	$5.3	$19.4

Expenses from acquisitions	$1.4	$5.3
Expenses from stabilized properties	—	0.9
Expenses from development and lease-up property	0.5	1.1
Other	0.5	1.1
	$2.4	$8.4
Other Property Analysis
Other property revenues decreased approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to decreases in revenues of approximately $0.1 million and $0.6 million resulting from lower rental income from our non-multifamily rental properties for the three and nine months ended September 30, 2014, respectively. These decreases were also due to lower below market lease amortization of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, due to the timing of completion of our operating property acquisitions in 2012 and 2013. Below market leases are generally amortized over approximately six months upon completion of acquisition, which reflects the remaining average term of acquired leases.
Other property expenses decreased approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to lower property taxes expensed on land holdings on which we initiated development activities in the fourth quarter of 2013 and first quarter of 2014. As a result, we started capitalizing expenses, including property taxes, on these development properties.

Non-property income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Fee and asset management	$2,131	$3,096	$(965)	(31.2)%	$7,301	$8,817	$(1,516)	(17.2)%
Interest and other income	430	86	344	*	762	1,176	(414)	(35.2)
Income (loss) on deferred compensation plans	(765)	2,315	(3,080)	*	1,934	5,212	(3,278)	(62.9)
Total non-property income	$1,796	$5,497	$(3,701)	(67.3)%	$9,997	$15,205	$(5,208)	(34.3)%

*	Not a meaningful percentage

Fee and asset management income decreased approximately $1.0 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014. These decreases were also due to lower construction fees resulting from decreases in third-party construction activity and lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2013 and 2014. The decrease during the nine months ended September 30, 2014, as compared to the same period in 2013, was also due to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013.

Interest and other income increased approximately $0.3 million for the three months ended September 30, 2014 and decreased approximately $0.4 million for the nine months ended September 30, 2014, as compared to the same periods in 2013. The decrease during the nine months ended September 30, 2014 was primarily due to approximately $1.0 million recognized during the three months ended June 30, 2013 from the release of a deed restriction on a parcel of land sold to an unaffiliated third-party in 2006.

Our deferred compensation plans recognized a loss of approximately $0.8 million for the three months ended September 30, 2014, income of approximately $2.3 million for the three months ended September 30, 2013, and income of approximately $1.9 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefits) related to these plans, as discussed below.

Other expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Property management	$5,416	$5,353	$63	1.2%	$17,108	$16,578	$530	3.2%
Fee and asset management	1,240	1,505	(265)	(17.6)	3,746	4,468	(722)	(16.2)
General and administrative	10,331	9,993	338	3.4	30,410	31,377	(967)	(3.1)
Interest	22,967	24,275	(1,308)	(5.4)	68,846	73,967	(5,121)	(6.9)
Depreciation and amortization	59,179	54,285	4,894	9.0	174,528	158,517	16,011	10.1
Amortization of deferred financing costs	836	875	(39)	(4.5)	2,493	2,689	(196)	(7.3)
Expense (benefit) on deferred compensation plans	(765)	2,315	(3,080)	*	1,934	5,212	(3,278)	(62.9)
Total other expenses	$99,204	$98,601	$603	0.6%	$299,065	$292,808	$6,257	2.1%

*	Not a meaningful percentage

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses and were partially offset by a decrease in administrative and discretionary costs. Property management expense was 2.5% and 2.7% of total property revenues for the three months ended September 30, 2014 and 2013, respectively, and 2.7% and 2.8% of total property revenues for the nine months ended September 30, 2014 and 2013, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These decreases were primarily due to decreases in expenses relating to the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014 and lower expenses related to a decrease in third-party construction, and the timing of communities started and completed by the funds during 2013 and 2014. The decrease during the nine months ended September 30, 2014 was also due to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013.

General and administrative expense increased approximately $0.3 million for the three months ended September 30, 2014 and decreased approximately $1.0 million for the nine months ended September 30, 2014, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was primarily due to an increase in incentive compensation expenses primarily due to higher deferred compensation costs resulting from increases in the value of awards granted in 2014 as compared to the value of awards which were fully vested during the same period in 2013. The increase was partially offset by decreases in professional and consulting fees, and lower administrative and discretionary expenses. General and administrative expenses were 4.8% and 4.9% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended September 30, 2014 and 2013, respectively.

The $1.0 million decrease in general and administrative expense for the nine months ended September 30, 2014 was primarily due to net costs of approximately $0.6 million relating to the retirement of an executive officer in 2013. The decrease was also due to decreases in professional and consulting fees, and lower administrative costs for the nine months ended September 30, 2014, as compared to the same period in 2013. These decreases were partially offset by an increase in incentive compensation expenses due to higher deferred compensation costs resulting from increases in the value of awards granted in 2014 as compared to the value of awards which were fully vested during the same period in 2013. General and administrative expenses were 4.8% and 5.3% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense for the three and nine months ended September 30, 2014 decreased approximately $1.3 million and $5.1 million, respectively, as compared to the same periods in 2013. These decreases were primarily due to higher capitalized interest during the three and nine months ended September 30, 2014 of approximately $1.6 million and $5.3 million, respectively, resulting from higher average balances in our development pipeline. These decreases were also due to the repayment of a secured note payable in April 2014, the repayment of a secured note payable in January 2013 and a net decrease in interest expense relating to the repayment in December 2013 of $200 million, 5.4% senior unsecured notes payable, which was partially offset by the concurrent issuance of $250 million, 4.3% senior unsecured notes payable. These decreases were also partially offset by an increase in interest expense relating to borrowings on our line of credit during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, and the issuance of $250 million, 3.6% senior unsecured notes payable in September 2014.
Depreciation and amortization expense increased approximately $4.9 million and $16.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. These increases were primarily due to the acquisition of three operating properties during 2013. These increases were also due to the completion of units in our development pipeline, the completion of repositions during 2013 and 2014, and increases in capital improvements placed in service during 2013 and 2014.
Amortization of deferred financing costs was relatively flat for the three months ended September 30, 2014 and decreased approximately $0.2 million for the nine months ended September 30, 2014, as compared to the same periods in 2013. The decrease during the nine months ended September 30, 2014 was primarily due to higher capitalized loan costs during the nine months ended September 30, 2014 resulting from higher average balances in our development pipeline.
Our deferred compensation plans recognized a benefit of approximately $0.8 million for the three months ended September 30, 2014, incurred an expense of approximately $2.3 million for the three months ended September 30, 2013, and incurred expenses of approximately $1.9 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section, above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Gain on sale of land	$1,808	$—	$1,808	* %	$3,609	$698	$2,911	* %
Impairment associated with land holdings	—	—	—	—	(1,152)	—	(1,152)	*
Equity in income of joint ventures	863	1,926	(1,063)	*	5,889	20,658	(14,769)	*
Income tax expense	(353)	(720)	(367)	(51.0)%	(1,228)	(1,587)	(359)	(22.6)%

*	Not a meaningful percentage.
The $1.8 million gain on sale during the three months ended September 30, 2014 related to the sale of approximately 19.2 acres of land adjacent to an operating property in Houston, Texas in August 2014, for approximately $8.3 million.

During the nine months ended September 30, 2014, we also sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia, and sold approximately 4.7 acres of land adjacent to an operating property located in Dallas, Texas, for an aggregate of $14.6 million and recognized an aggregate gain of approximately $1.8 million. During the nine months ended September 30, 2013, we sold two land holdings comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, for an aggregate of approximately $6.6 million and recognized an aggregate gain of approximately $0.7 million.

The $1.2 million impairment associated with land holdings during the nine months ended September 30, 2014 reflects an impairment charge to the carrying value of a disposed land parcel located in Dallas, Texas, which represented the difference between the land holding's carrying value and the fair value based upon the sales contract.

Equity in income of joint ventures decreased approximately $1.1 million and $14.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease during the three months ended September 30, 2014 was primarily related to the recognition of approximately $1.2 million from a promoted equity interest during the three months ended September 30, 2013, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures. The decrease in earnings was also due to the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014. The decrease was partially offset by an increase in earnings by two operating properties of the funds which had reached stabilization during the three months ended September 30, 2014.
The $14.8 million decrease in equity in income of joint ventures for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013. We recognized a $13.0 million proportionate share of the gain relating to the sale by this unconsolidated joint venture. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.0 million during the nine months ended September 30, 2013 related to this unconsolidated joint venture. The decrease in earnings was also due to the sale of four operating properties by the funds during the fourth quarter of 2013 and the first quarter of 2014. The 2013 decrease was partially offset by a $3.6 million proportionate share of the gain relating to the sale of the two operating properties sold by the funds in the first quarter of 2014. The decrease in earnings was further offset by higher rental income recognized from the stabilized operating joint venture properties during the nine months ended September 30, 2014 as compared to the same period in 2013.

Income tax expense decreased approximately $0.4 million for each of the three and nine months ended September 30, 2014, as compared to the same periods in 2013. These decreases were primarily due to decreases in taxable income related to lower construction activities conducted in a taxable REIT subsidiary during the three and nine months ended September 30, 2014.

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

Reconciliations of net income attributable to common shareholders to FFO for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Funds from operations
Net income attributable to common shareholders (1)(2)	$38,283	$70,720	$113,591	$206,368
Real estate depreciation and amortization, including discontinued operations	58,039	54,543	170,606	160,010
Adjustments for unconsolidated joint ventures	1,340	1,395	3,980	4,316
Income allocated to non-controlling interests	1,050	1,082	3,099	4,804
Gain on sale of unconsolidated joint venture properties (3)	—	—	(3,566)	(13,032)
Gain on sale of discontinued operations, net of tax	—	(34,410)	—	(91,059)
Funds from operations	$98,712	$93,330	$287,710	$271,407

Weighted average shares – basic	88,146	87,449	87,882	87,117
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	396	453	358	497
Common units	1,897	1,900	1,898	1,901
Weighted average shares – diluted	90,439	89,802	90,138	89,515

(1)
Includes a gain on sale of $1.8 million and $3.6 million during the three and nine months ended September 30, 2014, respectively, related to the sale of three land holdings in 2014. Also includes a $1.2 million impairment charge to the carrying value of a disposed land parcel during the nine months ended September 30, 2014.

(2)
Includes a promoted equity interest of approximately $1.2 million and $5.0 million for the three and nine months ended September 30, 2013, respectively, as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties during the second quarter of 2013. The nine months ended September 30, 2013 also includes a gain on sale of $0.7 million from the sale of two land holdings during first quarter of 2013.

(3)
The gain during the nine months ended September 30, 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds in February 2014. The gain during the nine months ended September 30, 2013 represents our proportionate share of the gain on sale of 14 operating properties by one of our unconsolidated joint ventures in May 2013.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.2 times for each of the three and nine months ended September 30, 2014, and approximately 4.8 and 4.6 times for the three and nine months ended September 30, 2013, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 79.4% and 77.9% of our properties (based on invested capital) were unencumbered at September 30, 2014 and 2013, respectively. Our weighted average maturity of debt was approximately 6.6 years at September 30, 2014.

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

Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2014 and 2013.

Net cash from operating activities was approximately $327.0 million during the nine months ended September 30, 2014 as compared to approximately $309.6 million for the same period in 2013. The increase was primarily due to growth in property revenues directly attributable to increased rental rates and higher occupancy from our same store communities and growth in non-same store revenues primarily relating to the acquisition of three operating properties in 2013. The increase in non-same store revenues is also related to three operating properties reaching stabilization during 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of the three operating properties acquired in 2013 and the stabilization of the three operating properties during 2013. See further discussions of our 2014 operations as compared to 2013 in “Results of Operations.” These increases in net cash from operating activities were also due to the disposition of 12 operating properties in 2013.

Net cash used in investing activities during the nine months ended September 30, 2014 totaled approximately $366.1 million as compared to approximately $371.3 million for the same period in 2013. Cash outflows for property development and capital improvements were approximately $390.8 million during the nine months ended September 30, 2014 as compared to approximately $245.3 million for the same period in 2013, primarily due to the acquisition of land for approximately $38.2 million during the nine months ended September 30, 2014 and the addition of three development communities in the fourth quarter of 2013 and first quarter of 2014. The property development and capital improvements during the nine months ended September 30, 2014 and 2013, respectively, included the following:

	For the Nine Months Ended September 30,
(in millions)	2014	2013
Expenditures for new development, including land	$266.4	$119.5
Capitalized interest, real estate taxes, and other capitalized indirect costs	25.7	18.0
Reposition expenditures	54.0	61.3
Capital expenditures	44.7	46.5
Total	$390.8	$245.3

Net cash used in investing activities during the nine months ended September 30, 2014 was partially offset by distributions from our joint ventures of approximately $6.6 million relating to the sale of two operating properties in February 2014 and proceeds of approximately $22.6 million from the sale of four land holdings in 2014. During the nine months ended September 30, 2013, additional cash outflows related to the acquisition of three operating properties for approximately $224.1 million and an increase in our restricted cash of $53.7 million which primarily related to proceeds from the disposition of two operating properties on September 30, 2013 which were held with a qualified intermediary for use in a like-kind exchange. Cash outflows during the nine months ended September 30, 2013 also related to increases in our non-real estate assets of $15.1 million. These cash outflows during the nine months ended September 30, 2013 were partially offset by cash inflows related to proceeds of $162.0 million from the sale of four operating properties and two land holdings during the nine months ended September 30, 2013 and by distributions from our joint ventures of approximately $6.1 million, which included $3.7 million in distributions of investments from one unconsolidated joint venture relating to the sale of 14 operating properties in the second quarter of 2013.

Net cash provided by financing activities totaled approximately $87.4 million for the nine months ended September 30, 2014 as compared to approximately $39.7 million during the same period in 2013. During the nine months ended September 30, 2014, we received net proceeds of approximately $248.1 million from the issuance of $250 million unsecured notes payable in September 2014 and net proceeds of approximately $50.5 million from the issuance of 0.7 million common shares from our ATM program. The cash inflows during the nine months ended September 30, 2014 were partially offset by approximately $176.3 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $32.3 million used to repay two secured mortgage notes payable in April 2014 and September 2014, approximately $3.3 million used for principal amortization payments, and approximately $3.1 million of deferred financing costs. During the nine months ended September 30, 2013, we received approximately $183.0 million, net of payments, relating to draws on our unsecured line of credit and other short-term borrowings, net proceeds of approximately $40.1 million from the issuance of 0.6 million common shares from our ATM program, and approximately $2.5 million from common share options exercised during the period. The cash inflows during the nine months ended September 30, 2013 were partially offset by approximately $163.3 million used for distributions paid to common shareholders and non-controlling interests, approximately $26.1 million used to repay a secured mortgage note payable, and approximately $3.1 million used for principal amortization payments.

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At September 30, 2014, we had no balances outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit. As an alternative to our unsecured line of credit, from time to time, we may borrow using an unsecured overnight borrowing facility. Our use of short-term borrowings does not decrease the amount available under our unsecured line of credit.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2014, we had approximately 86.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2012, we created an at the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million(the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the three and nine months ended September 30, 2014 were used for general corporate purposes, which included repayment of outstanding balances on our unsecured line of credit and short-term borrowings, and funding for development, redevelopment, and capital improvement activities. We intend to use the remaining net proceeds from the 2012 ATM program for general corporate purposes, which may include funding for development and acquisition activities, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $31.3 million remaining available for sale under the 2012 ATM program.

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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. During the remainder of 2014, approximately $0.4 million of debt, which relates only to scheduled principal amortizations, is scheduled to mature. See Note 7, "Notes Payable," in the Notes to condensed consolidated financial statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of 12 consolidated projects to be approximately $334.4 million. Of this amount, we expect between approximately $90 million and $100 million will be incurred during the remainder of 2014 and the remaining costs will be incurred during 2015 and 2016. Additionally, we expect to incur between approximately $7 million and $10 million of additional redevelopment expenditures and between approximately $13 million and $15 million of additional other capital expenditures during the remainder of 2014.
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

In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In September 2014, we announced our Board of Trust Managers had declared a quarterly dividend of $0.66 per common share to our common shareholders of record as of September 30, 2014. The dividend was subsequently paid on October 17, 2014, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2014, our annualized dividend rate for 2014 would be $2.64.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2014, our unconsolidated joint ventures had outstanding debt of approximately $524.5 million, of which our proportionate share was approximately $104.9 million. As of September 30, 2014, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the Notes to condensed consolidated financial statements for further discussion of recent accounting pronouncements issued during the nine months ended September 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

4.1	Form of Camden Property Trust 3.50% Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 12, 2014 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 31, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 31, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	October 31, 2014
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

4.1	Form of Camden Property Trust 3.50% Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 12, 2014 (File No. 1-12110)).

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 31, 2014

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 31, 2014

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.