Form 10-K
period 2014-12-31
CAMDEN PROPERTY TRUST
filed 2015-02-20
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $6,016,759,052 based on a June 30, 2014 share price of $71.15.
On February 13, 2015, 86,718,520 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 8, 2015 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2014, we owned interests in, operated, or were developing 181 multifamily properties comprised of 63,163 apartment homes across the United States. Of the 181 properties, 13 properties were under construction and when completed will consist of a total of 4,215 apartment homes. We also own land holdings which we may develop into multifamily apartment communities in the future.
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
We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature the following:

•	Strong economic growth leading to household formation and job growth, which in turn should support higher demand for our apartments; and

•	An attractive quality of life, which may lead to higher demand and retention for our apartments and allow us to more readily increase rents.

Subject to market conditions, we intend to continue to look for opportunities to develop and acquire existing communities. We continually evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities develop.
We intend to continue to focus on strengthening our capital and liquidity positions by generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through cash flow generated from operations, availability under our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market share offering program, other unsecured borrowings and secured mortgages.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high quality services to our residents, and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of new leases and lease renewals achieved.
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
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures through which we own an indirect economic interest of less than 100% of the community or land owned directly by the joint venture. We currently have two discretionary investment funds (the “funds”), both of which are closed to future investments. Additionally, the investors in the funds have agreed to the terms of a new fund, in which our investment will be 20%, for additional multifamily investments of up to $450 million (including leverage of approximately 70% of the estimated value of the underlying real estate), although there can be no assurance we will consummate this transaction. See Note 8, “Investments in Joint Ventures,” and Note 13, “Commitments and Contingencies,” in the notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums and single-family homes which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as in the rents charged.
Employees
At December 31, 2014, we had approximately 1,780 employees, including executive, administrative, and community personnel. Our employee headcount has historically not varied significantly throughout the year.
Qualification as a Real Estate Investment Trust
As of December 31, 2014, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks.
Risks Associated with Capital Markets, Credit Markets, and Real Estate
Volatility in capital and credit markets, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us.
The capital and credit markets are subject to volatility and disruption. We therefore may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire and dispose of assets and continue our development activities. Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.
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
Our apartment leases are generally for a term of fifteen months or less. As these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude our developing a profitable multifamily community. If there are subsequent changes in the fair value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.

We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies have utilized Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their role in the mortgage market, or otherwise restructure the U.S. mortgage finance system, may adversely affect interest rates, capital availability, and the development and potential sales of multifamily communities.
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2015, we expect between approximately $250 million and $270 million will be incurred on the construction of 12 consolidated projects. Additionally, we expect to incur between approximately $80 million and $100 million of costs related to the start of new development activities and between approximately $21 million and $25 million of additional redevelopment expenditures during 2015. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;

•	increased materials and/or labor costs, problems with contractors or subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;

•	inability to obtain financing with favorable terms;

•	inability to complete construction and lease-up of a community on schedule;

•	forecasted occupancy and rental rates may differ from the actual results; and

•	the incurrence of costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
Our inability to successfully implement our development, redevelopment and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties (which may include our nonconsolidated affiliates). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk these estimates may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.
Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
The risks associated with our discretionary funds, which we manage as the general partner and advisor, include the following:

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
We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders and non-controlling interest holders.
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
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our employees, suppliers and residents. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material effect on our financial condition or results of operations.
Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have important adverse consequences.
As of December 31, 2014, we had outstanding debt of approximately $2.7 billion. This indebtedness could have adverse consequences, including:

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
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1 with stable outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including the following:

•	operating results which vary from the expectations of securities analysts and investors;

•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	the results of our financial condition and operations;

•	the perception of our growth and earnings potential;

•	dividend payment rates;

•	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and

•	changes in financial markets and national and regional economic and general market conditions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities common to multifamily rental properties.
Operating Properties (including properties held through unconsolidated joint ventures)
The 168 operating properties in which we owned interests and operated at December 31, 2014 averaged 945 square feet of living area per apartment home. For the year ended December 31, 2014, no single operating property accounted for greater than 1.7% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 96% and 95% for the years ended December 31, 2014 and 2013, respectively, and an average annual rental revenue per apartment home of $1,230 and $1,157 for the years ended December 31, 2014 and 2013, respectively. Resident lease terms generally range from six to fifteen months. At December 31, 2014, 148 of our operating properties had over 200 apartment homes, with the largest having 1,005 apartment homes. Our operating properties have an average age of 12 years (calculated on the basis of investment dollars). Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2010-2014	18
2005-2009	36
2000-2004	42
1995-1999	46
1990-1994	10
1985-1989	12
Prior to 1985	4

Property Table
The following table sets forth information with respect to our 168 operating properties at December 31, 2014:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2014 Average Occupancy (1)	2014 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Copper Square	2000	786	332	96.1%	$958
Camden Foothills (3)	2014	1,032	220	Lease-up	1,582
Camden Legacy	1996	1,067	428	95.1	1,044
Camden Montierra	1999	1,071	249	95.0	1,182
Camden Pecos Ranch	2001	924	272	94.6	910
Camden San Marcos	1995	984	320	94.1	1,057
Camden San Paloma	1993/1994	1,042	324	95.7	1,048
Camden Sotelo	2008/2012	1,303	170	92.0	1,461
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	96.0	1,763
Camden Harbor View	2004	975	538	96.1	2,120
Camden Main & Jamboree (4)	2008	1,011	290	96.4	1,913
Camden Martinique	1986	794	714	95.5	1,491
Camden Parkside	1972	836	421	87.4	1,431
Camden Sea Palms	1990	891	138	97.1	1,645
San Diego/Inland Empire
Camden Landmark	2006	982	469	95.0	1,375
Camden Old Creek	2007	1,037	350	96.6	1,712
Camden Sierra at Otay Ranch	2003	962	422	94.5	1,599
Camden Tuscany	2003	896	160	95.8	2,216
Camden Vineyards	2002	1,053	264	95.5	1,286
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.2	1,242
Camden Caley	2000	925	218	95.2	1,171
Camden Denver West	1997	1,015	320	96.3	1,360
Camden Highlands Ridge	1996	1,149	342	94.7	1,405
Camden Interlocken	1999	1,010	340	96.2	1,325
Camden Lakeway	1997	932	451	95.7	1,179
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	95.5	1,511
Camden Clearbrook	2007	1,048	297	96.0	1,378
Camden College Park (4)	2008	942	508	94.7	1,576
Camden Dulles Station	2009	978	382	95.7	1,620
Camden Fair Lakes	1999	1,056	530	96.2	1,689
Camden Fairfax Corner	2006	934	489	95.4	1,739
Camden Fallsgrove	2004	996	268	95.3	1,719

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2014 Average Occupancy (1)	2014 Average Monthly Rental Rate per Apartment (2)
Camden Grand Parc	2002	674	105	96.3%	$2,422
Camden Lansdowne	2002	1,006	690	96.0	1,455
Camden Largo Town Center	2000/2007	1,027	245	95.5	1,602
Camden Monument Place	2007	856	368	95.3	1,525
Camden NoMa (5)	2014	770	321	95.3	2,230
Camden Potomac Yard	2008	835	378	96.2	2,024
Camden Roosevelt	2003	856	198	96.3	2,543
Camden Russett	2000	992	426	95.2	1,424
Camden Silo Creek	2004	975	284	97.3	1,475
Camden South Capitol (5) (6)	2013	821	276	94.1	2,174
Camden Summerfield	2008	957	291	94.7	1,593
Camden Summerfield II	2012	936	187	94.2	1,598
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	95.5	1,764
Camden Boca Raton (3)	2014	843	261	Lease-up	1,801
Camden Brickell	2003	937	405	97.4	1,876
Camden Doral	1999	1,120	260	96.5	1,667
Camden Doral Villas	2000	1,253	232	96.3	1,789
Camden Las Olas	2004	1,043	420	95.7	1,928
Camden Plantation	1997	1,201	502	96.8	1,426
Camden Portofino	1995	1,112	322	96.8	1,457
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.5	1,113
Camden Lago Vista	2005	955	366	96.6	975
Camden LaVina	2012	970	420	95.5	1,095
Camden Lee Vista	2000	937	492	96.9	941
Camden Orange Court	2008	817	268	95.9	1,180
Camden Renaissance	1996/1998	899	578	94.6	876
Camden Town Square	2012	986	438	95.0	1,153
Camden Waterford Lakes (5) (6)	2013	971	300	98.0	1,180
Camden World Gateway	2000	979	408	95.5	1,050
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.5	944
Camden Bayside (7)	1987/1989	748	832	95.3	841
Camden Lakes	1982/1983	732	688	95.1	790
Camden Montague	2012	975	192	96.5	1,149
Camden Preserve	1996	942	276	94.4	1,163
Camden Providence Lakes	1996	1,024	260	96.2	937
Camden Royal Palms	2006	1,017	352	95.6	991
Camden Visconti (6)	2007	1,125	450	95.6	1,163
Camden Westchase Park	2012	993	348	96.7	1,243
Camden Westshore	1986	728	278	96.6	919

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2014 Average Occupancy (1)	2014 Average Monthly Rental Rate per Apartment (2)
Camden Woods	1986	1,223	444	96.4%	$923
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	96.1	1,167
Camden Creekstone	2002	990	223	95.9	1,065
Camden Deerfield	2000	1,187	292	95.3	1,154
Camden Dunwoody	1997	1,007	324	95.1	1,091
Camden Fourth Ward (8)	2014	847	276	90.4	1,535
Camden Midtown Atlanta	2001	935	296	96.2	1,207
Camden Peachtree City	2001	1,027	399	96.5	1,078
Camden Phipps (6)	1996	1,018	234	96.7	1,410
Camden Shiloh	1999/2002	1,143	232	96.1	1,013
Camden St. Clair	1997	999	336	95.2	1,123
Camden Stockbridge	2003	1,009	304	95.4	811
Camden Vantage	2010	901	592	95.1	1,165
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	94.5	734
Camden Breeze	1989	846	320	94.8	743
Camden Canyon	1995	987	200	96.2	884
Camden Commons	1988	936	376	95.1	774
Camden Cove	1990	898	124	96.1	746
Camden Del Mar	1995	986	560	95.8	946
Camden Fairways	1989	896	320	96.9	896
Camden Hills	1991	439	184	95.4	508
Camden Legends	1994	792	113	95.9	837
Camden Palisades	1991	905	624	95.5	739
Camden Pines	1997	982	315	96.0	815
Camden Pointe	1996	983	252	96.3	755
Camden Summit	1995	1,187	234	96.0	1,104
Camden Tiara	1996	1,043	400	95.9	873
Camden Vintage	1994	978	368	95.2	710
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	96.5	1,155
Camden Cotton Mills	2002	905	180	97.7	1,404
Camden Dilworth	2006	857	145	97.7	1,356
Camden Fairview	1983	1,036	135	97.5	1,056
Camden Foxcroft	1979	940	156	98.2	911
Camden Grandview	2000	1,057	266	97.7	1,527
Camden Sedgebrook	1999	972	368	96.8	1,000
Camden Simsbury	1985	874	100	97.4	1,042
Camden South End Square	2003	882	299	97.5	1,279

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2014 Average Occupancy (1)	2014 Average Monthly Rental Rate per Apartment (2)
Camden Stonecrest	2001	1,098	306	96.7%	$1,174
Camden Touchstone	1986	899	132	97.6	879
Raleigh
Camden Asbury Village (6)	2009	1,009	350	96.0	1,050
Camden Crest	2001	1,013	438	90.4	887
Camden Governor’s Village	1999	1,046	242	95.2	940
Camden Lake Pine	1999	1,066	446	96.3	943
Camden Manor Park	2006	966	484	96.5	959
Camden Overlook	2001	1,060	320	95.6	1,083
Camden Reunion Park	2000/2004	972	420	94.9	821
Camden Westwood	1999	1,027	354	94.8	891
TEXAS
Austin
Camden Amber Oaks (6)	2009	862	348	96.1	951
Camden Amber Oaks II (6)	2012	910	244	95.5	1,044
Camden Brushy Creek (6)	2008	882	272	96.1	978
Camden Cedar Hills	2008	911	208	96.4	1,111
Camden Gaines Ranch	1997	955	390	95.4	1,268
Camden Huntingdon	1995	903	398	95.2	942
Camden Ridgecrest (7)	1995	855	284	95.3	847
Camden Shadow Brook (6)	2009	909	496	96.3	1,002
Camden Stoneleigh	2001	908	390	94.9	1,117
Corpus Christi
Camden Breakers	1996	868	288	95.4	1,164
Camden Copper Ridge	1986	775	344	95.2	863
Camden Miramar (9)	1994-2014	494	1,005	75.1	988
Camden South Bay (6)	2007	1,055	270	94.7	1,248
Dallas/Fort Worth
Camden Addison	1996	942	456	95.5	979
Camden Belmont	2010/2012	945	477	94.5	1,336
Camden Buckingham	1997	919	464	95.8	1,021
Camden Centreport	1997	911	268	95.8	960
Camden Cimarron	1992	772	286	95.2	979
Camden Design District (6)	2009	939	355	95.1	1,270
Camden Farmers Market	2001/2005	932	904	94.9	1,128
Camden Henderson	2012	967	106	96.3	1,464
Camden Legacy Creek	1995	831	240	95.8	1,025
Camden Legacy Park	1996	871	276	95.7	1,053
Camden Panther Creek (6)	2009	946	295	95.9	1,074
Camden Riverwalk (6)	2008	982	600	94.6	1,268
Camden Valley Park	1986	743	516	96.5	897
Houston
Camden City Centre	2007	932	379	96.7	1,615

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2014 Average Occupancy (1)	2014 Average Monthly Rental Rate per Apartment (2)
Camden City Centre II	2013	868	268	95.7%	$1,683
Camden Cypress Creek (6)	2009	993	310	95.2	1,222
Camden Downs at Cinco Ranch (6)	2004	1,075	318	95.4	1,233
Camden Grand Harbor (6)	2008	959	300	96.0	1,148
Camden Greenway	1999	861	756	95.7	1,380
Camden Heights (6)	2004	927	352	96.5	1,523
Camden Holly Springs	1999	934	548	94.7	1,201
Camden Midtown	1999	844	337	95.8	1,701
Camden Northpointe (6)	2008	940	384	96.3	1,043
Camden Oak Crest	2003	870	364	96.4	1,056
Camden Park	1995	866	288	95.8	1,016
Camden Plaza	2007	915	271	96.0	1,552
Camden Post Oak	2003	1,200	356	93.7	2,629
Camden Royal Oaks	2006	923	236	98.7	1,224
Camden Royal Oaks II	2012	1,054	104	98.6	1,420
Camden Spring Creek (6)	2004	1,080	304	96.4	1,156
Camden Stonebridge	1993	845	204	95.9	1,044
Camden Sugar Grove	1997	921	380	96.2	1,061
Camden Travis Street	2010	819	253	96.8	1,620
Camden Vanderbilt	1996/1997	863	894	95.6	1,411
Camden Whispering Oaks	2008	934	274	97.1	1,217
Camden Woodson Park (6)	2008	916	248	96.2	1,075
Camden Yorktown (6)	2008	995	306	96.2	1,139

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates tenant concessions calculated on a straight-line basis over the life of the lease.

(3)	Property under lease-up at December 31, 2014.

(4)	Property owned through a fully consolidated joint venture in which we own a 99.99% interest. The remaining interest is owned by an unaffiliated third party.

(5)	Development property stabilized during 2014—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2014.

(6)	Property owned through an unconsolidated joint venture in which we currently own a 31.3% interest. The remaining interest is owned by an unaffiliated third party.

(7)	Property was included in properties held for sale at December 31, 2014. We sold this property in January 2015.

(8)
Property acquired during 2014. Property had recently completed construction and was stabilized during 2014. Average occupancy was calculated from date at which occupancy exceeded 90% through December 31, 2014.

(9)
Miramar is a student housing project for Texas A&M at Corpus Christi. Average occupancy includes summer months which are normally subject to high vacancies. Phase IXB was completed during 2014 and is comprised of 75 apartments.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange composite tape under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2014 Quarters:
First	$67.59	$57.64	$0.66
Second	72.08	66.69	0.66
Third	75.51	67.83	0.66
Fourth	77.87	68.47	0.66
2013 Quarters:
First	$71.47	$68.14	$0.63
Second	75.46	62.98	0.63
Third	73.74	60.65	0.63
Fourth	66.51	56.79	0.63
In the first quarter of 2015, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.66 to $0.70 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2015, our annualized dividend rate for 2015 would be $2.80.

This graph assumes the investment of $100 on December 31, 2009 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	Years Ended December 31,
Index	2010	2011	2012	2013	2014
Camden Property Trust	$132.48	$157.99	$179.18	$155.39	$209.52
FTSE NAREIT Equity	127.96	138.57	163.60	167.63	218.16
S&P 500	115.06	117.49	136.30	180.44	205.14
Russell 2000	126.86	121.56	141.43	196.34	205.95
MSCI US REIT (RMS) Index	128.48	139.65	164.46	168.52	219.72

As of February 12, 2015, there were approximately 447 shareholders of record and approximately 25,215 beneficial owners of our common shares.
In May 2011, we created an at-the-market ("ATM") share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2012, we issued approximately 2.0 million common shares at an average price of $66.01 per share for total net consideration of approximately $128.1 million under the 2011 ATM program. These amounts were used to redeem all of our outstanding redeemable perpetual preferred units and for other general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. The 2011 ATM program was terminated in the second quarter of 2012, and no further common shares are available for sale under this program.
In May 2012, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2012, we issued approximately 2.6 million common shares at an average price of $67.63 per share for total net consideration of approximately $173.6 million. During the year ended December 31, 2013, we issued approximately 0.6 million common shares at an average price of $73.73 per share for total net consideration of approximately $40.0 million. During the year ended December 31, 2014, we issued approximately 0.7 million common shares at an average price of $74.60 per share for total net consideration of approximately $50.5 million under the 2012 ATM program. These amounts were used for general corporate purposes, which included repayment of outstanding balances on our unsecured line of credit and short-term borrowings, and funding for development, redevelopment, and capital improvement activities. The 2012 ATM program was terminated in the fourth quarter of 2014, and no further common shares are available for sale under this program.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2014, we issued approximately 0.2 million common shares at an average price of $76.28 per share for total net consideration of approximately $15.7 million under the 2014 ATM program which was used for general corporate purposes, which included funding for development and capital improvement projects. We intend to use the remaining net proceeds from the 2014 ATM program for general corporate purposes, which may include funding for development, redevelopment and capital improvement projects, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our $500 million unsecured line of credit, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we have repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2014. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million as of December 31, 2014. There were no repurchases of our equity securities during the years ended December 31, 2014, 2013 and 2012.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2010 through 2014. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2014	2013	2012	2011	2010
Operating Data (a)
Total property revenues	$843,978	$788,851	$698,318	$599,401	$547,756
Total property expenses	305,308	285,691	256,430	230,212	217,309
Total non-property income	14,611	21,197	16,407	21,395	28,337
Total other expenses	415,224	392,478	373,254	352,627	353,427
Income (loss) from continuing operations attributable to common shareholders	292,089	151,594	154,116	7,383	(5,357)
Net income attributable to common shareholders	292,089	336,364	283,390	49,379	23,216
Earnings (loss) per common share from continuing operations:
Basic	$3.29	$1.70	$1.81	$0.09	$(0.08)
Diluted	3.27	1.69	1.79	0.09	(0.08)
Total earnings per common share:
Basic	$3.29	$3.82	$3.35	$0.67	$0.33
Diluted	3.27	3.78	3.30	0.66	0.33
Distributions declared per common share	$2.64	$2.52	$2.24	$1.96	$1.80
Balance Sheet Data (at end of year)
Total real estate assets, at cost (b)	$7,485,088	$7,114,336	$6,749,523	$5,875,515	$5,675,309
Total assets	6,056,907	5,632,141	5,385,172	4,622,075	4,699,737
Notes payable	2,743,539	2,530,766	2,510,468	2,432,112	2,563,754
Non-Qualified deferred compensation share awards	68,134	47,180	—	—	—
Perpetual preferred units	—	—	—	97,925	97,925
Equity	2,888,409	2,760,181	2,626,708	1,827,768	1,757,373
Other Data
Cash flows provided by (used in):
Operating activities	$418,528	$404,291	$324,267	$244,834	$224,036
Investing activities	(325,886)	(258,985)	(527,685)	(187,364)	35,150
Financing activities	43,482	(154,181)	174,928	(172,886)	(152,767)
Funds from operations – diluted (c)	378,043	368,321	313,337	207,535	194,309
Property Data
Number of operating properties (at the end of year) (d)	168	170	193	196	186
Number of operating apartment homes (at end of year) (d)	58,948	59,899	65,775	66,997	63,316
Number of operating apartment homes (weighted average) (e)	52,833	54,181	54,194	50,905	50,794
Weighted average monthly total property revenue per apartment home	$1,331	$1,270	$1,207	$1,142	$1,072
Properties under development (at end of period)	13	14	9	10	2

(a)	Excludes discontinued operations.

(b)	Includes properties held for sale at net book value at December 31, 2014, 2012 and 2011.

(c)
Management considers Funds from Operations (“FFO”) to be an appropriate measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America

(“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and excluding depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies. See "Funds from Operations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of net income attributable to common shareholders to FFO.

(d)	Includes properties held for sale at December 31, 2014, 2012 and 2011.

(e)	Excludes apartment homes owned in joint ventures.

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
Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•
Volatility in capital and credit markets, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	Losses from catastrophes may exceed our insurance coverage;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have important adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	Variable rate debt is subject to interest rate risk;

•	Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	Our share price will fluctuate; and

•	The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition and construction of multifamily apartment communities. As of December 31, 2014, we owned interests in, operated, or were developing 181 multifamily properties comprised of 63,163 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the year ended December 31, 2014 reflect an increase in same store revenues of 4.5% as compared to 2013. We believe this increase was due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2015 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At December 31, 2014, we had a total of 13 projects under construction to be comprised of 4,215 apartment homes, including one development project to be comprised of 266 apartment homes owned by one of the discretionary funds ("the funds") in which we currently have a 31.3% interest, with initial occupancy scheduled to occur within the next 28 months. Excluding the projects owned by one of the funds, as of December 31, 2014, we estimate the additional cost to complete the construction of 12 consolidated projects to be approximately $371.2 million.
Acquisitions
During the year ended December 31, 2014, we acquired one operating property, comprised of 276 apartment homes, located in Atlanta, Georgia for approximately $62.6 million. We also acquired two land parcels comprised of 10.5 acres of land located in Houston, Texas and Rockville, Maryland for approximately $39.4 million.
Fund Restructuring
In December 2014, the partnership agreements for each of the funds were amended, resulting in the extension of the term of each fund to December 31, 2026. In addition, our ownership interests in the funds were increased from 20% to 31.3% effective December 23, 2014.
Dispositions
During the year ended December 31, 2014, we sold five operating properties comprised of 1,847 apartment homes located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for approximately $218.3 million and we recognized a gain of approximately $155.7 million relating to these property sales. We also sold four land holdings comprised of an aggregate of approximately 29.3 acres located adjacent to current operating and development communities in Dallas and Houston, Texas and Atlanta, Georgia for approximately $23.7 million and we recognized a gain of approximately $3.6 million relating to these land sales; we also recognized a $1.2 million impairment charge related to one of the land parcels sold in Dallas, Texas in June 2014, which represented the difference between the land holding's carrying value and the fair value based upon the sales contract. In February 2014, each of the funds sold an operating property comprised of an aggregate of 558 apartment homes; one of the operating properties was located in San Antonio, Texas and the other operating property was in Houston, Texas. Our proportionate share of the gains on these two transactions was approximately $3.6 million.
In January 2015, we sold two operating properties comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million.

Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.
As of December 31, 2014, we had approximately $153.9 million in cash and cash equivalents, no balances outstanding on our $500 million unsecured line of credit and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. We believe debt maturing in 2015 is manageable at $251.8 million, which represents approximately 9% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.8 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2014		December 31, 2013
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,752	25
Washington, D.C. Metro	6,405	19	6,083	18
Dallas, Texas	5,243	13	5,667	14
Las Vegas, Nevada	4,918	15	4,918	15
Tampa, Florida (1)	4,880	11	5,108	12
Atlanta, Georgia	3,867	12	3,943	12
Orlando, Florida	3,540	9	3,676	9
Raleigh, North Carolina	3,054	8	3,054	8
Austin, Texas (2)	3,030	9	3,030	9
Southeast Florida	2,781	8	2,520	7
Charlotte, North Carolina	2,487	11	2,894	12
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,315	8	2,095	7
Denver, Colorado	1,941	6	1,941	6
San Diego/Inland Empire, California	1,665	5	1,665	5
Other	1,907	4	2,072	5
Total Operating Properties	58,948	168	59,899	170

	December 31, 2014		December 31, 2013
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Denver, Colorado	691	2	424	1
Austin, Texas	614	2	614	2
Phoenix, Arizona	614	2	454	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Dallas, Texas	423	1	423	1
Atlanta, Georgia	379	1	379	1
Houston, Texas	315	1	—	—
Southeast Florida	—	—	261	1
Washington, D.C. Metro	—	—	320	1
Orlando, Florida	—	—	300	1
Other (3)	—	—	75	—
Total Properties Under Construction	4,215	13	4,429	14
Total Properties	63,163	181	64,328	184
Less: Unconsolidated Joint Venture Properties (4)
Houston, Texas	2,522	8	2,840	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Charlotte, North Carolina (5)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Other	270	1	510	2
Total Unconsolidated Joint Venture Properties	7,278	22	7,836	24
Total Properties Fully Consolidated	55,885	159	56,492	160

(1)	Includes an operating property consisting of 832 apartment homes which was included in properties held for sale at December 31, 2014. This property was sold in January 2015.

(2)	Includes an operating property consisting of 284 apartment homes which was included in properties held for sale at December 31, 2014. This property was sold in January 2015.

(3)	Represents the units under construction at December 31, 2013 for Phase IXB of Camden Miramar, our one student housing community, located in Corpus Christi, Texas.

(4)	Refer to Note 8, “Investments in Joint Ventures,” in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

(5)	Represents a property under development owned by one of the funds. See communities under construction below for details.

Acquisitions
During the year ended December 31, 2014, we completed the acquisition of one operating property as follows:

Acquisition of Operating Property	Location	Number of Apartment Homes	Date of Acquisition
Camden Fourth Ward	Atlanta, GA	276	10/29/2014

Dispositions

During the year ended December 31, 2014, we sold five operating properties, and each of the funds, in which we had a 20% interest at the time of sale, sold one operating property as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden River	Atlanta, GA	352	11/10/2014
Camden Glen Lakes	Dallas, TX	424	11/18/2014
Camden Club	Orlando, FL	436	12/4/2014
Camden Lakeside	Tampa, FL	228	12/9/2014
Camden Pinehurst	Charlotte, NC	407	12/18/2014
Consolidated total		1,847

Dispositions of Unconsolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Braun Station	San Antonio, TX	240	2/12/2014
Camden Piney Point	Houston, TX	318	2/27/2014
Unconsolidated total		558
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2014, stabilization was achieved at one consolidated operating property, a subsequent phase at one consolidated operating property, and two unconsolidated development properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Properties
Camden NoMa
Washington, DC	321	2Q14	4Q14
Camden Miramar Phase IXB (1)
Corpus Christi, TX	75	3Q14	3Q14
Consolidated total	396

Unconsolidated Operating Properties
Camden South Capitol
Washington, DC	276	3Q13	3Q14
Camden Waterford Lakes
Orlando, FL	300	1Q14	3Q14
Unconsolidated total	576
(1) Represents the completed units for Phase IXB of Camden Miramar, a subsequent phase to our one student housing community.

Completed Construction in Lease-Up
At December 31, 2014, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 1/25/15	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Boca Raton
Boca Raton, FL	261	$51.7	77%	4Q14	3Q15
Camden Foothills
Scottsdale, AZ	220	44.3	51%	4Q14	3Q15
Total Consolidated	481	$96.0
Properties Under Development and Land
Our consolidated balance sheet at December 31, 2014 included approximately $527.6 million related to properties under development and land. Of this amount, approximately $411.3 million related to our projects currently under construction. In addition, we had approximately $116.3 million primarily invested in land held for future development and land holdings, which included approximately $105.7 million related to projects we expect to begin constructing during the next three years, and approximately $10.6 million invested in land holdings which we may develop in the future.
Communities Under Construction. At December 31, 2014, we had 12 consolidated properties and one property held by one of the funds, in which we currently own a 31.3% interest, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden La Frontera (1) Round Rock, TX	300	$36.0	$35.0	$6.7	1Q15	4Q15
Camden Lamar Heights (2) Austin, TX	314	47.0	45.6	16.8	1Q15	4Q15
Camden Flatirons (3) Denver, CO	424	78.0	74.2	37.6	2Q15	3Q16
Camden Paces (4) Atlanta, GA	379	110.0	98.3	47.7	3Q15	4Q16
Camden Hayden (5) Tempe, AZ	234	48.0	41.1	27.9	2Q15	3Q15
Camden Glendale Glendale, CA	303	115.0	94.8	94.8	3Q15	1Q16
Camden Gallery Charlotte, NC	323	58.0	28.9	28.9	1Q16	3Q16
Camden Chandler Chandler, AZ	380	75.0	36.4	36.4	1Q16	1Q17
Camden Victory Park Dallas, TX	423	82.0	33.2	33.2	1Q16	1Q18
The Camden Los Angeles, CA	287	145.0	61.7	61.7	4Q16	2Q17
Camden Lincoln Station Denver, CO	267	56.0	8.4	8.4	2Q17	1Q18
Camden McGowen Station Houston, TX	315	90.0	11.2	11.2	4Q17	1Q19
Total Consolidated	3,949	$940.0	$568.8	$411.3

Unconsolidated Community Under Construction
Camden Southline (6) Charlotte, NC	266	$48.0	$36.5	$36.4	3Q15	4Q15

(1)	Property in lease-up and was 64% leased at January 25, 2015.

(2)	Property in lease-up and was 51% leased at January 25, 2015.

(3)	Property in lease-up and was 40% leased at January 25, 2015.

(4)	Property in lease-up and was 24% leased at January 25, 2015.

(5)	Property in lease-up and was 12% leased at January 25, 2015.

(6)	Property owned through an unconsolidated joint venture in which we currently own a 31.3% interest.

Development Pipeline Communities. At December 31, 2014, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden NoMa II
Washington, DC	405	$116.0	$22.1
Camden Shady Grove
Rockville, MD	457	115.0	31.6
Camden Buckhead
Atlanta, GA	336	80.0	20.9
Camden Conte (2)
Houston, TX	519	170.0	18.3
Camden Atlantic
Plantation, FL	286	62.0	12.8
Total	2,003	$543.0	$105.7
(1) Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.
(2) The property will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.
Land Holdings. At December 31, 2014, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Other	4.8	6.4
Total	24.4	$10.6

Geographic Diversification
At December 31, 2014 and 2013, our real estate assets by various markets, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

($ in thousands)	2014		2013
Washington, D.C. Metro	$1,361,793	18.4%	$1,319,513	18.7%
Houston, Texas	707,894	9.5	680,985	9.6
Los Angeles/Orange County, California	653,750	8.8	571,976	8.1
Atlanta, Georgia	585,066	7.9	498,255	7.0
Southeast Florida	551,938	7.4	514,445	7.3
Dallas, Texas	428,603	5.8	442,537	6.3
Las Vegas, Nevada	423,284	5.7	417,041	5.9
Phoenix, Arizona	404,138	5.5	310,109	4.4
Orlando, Florida	382,012	5.1	419,117	5.9
Denver, Colorado	358,854	4.8	320,631	4.5
Tampa, Florida	333,723	4.5	390,392	5.5
San Diego/Inland Empire, California	326,550	4.4	323,349	4.6
Charlotte, North Carolina	325,580	4.4	332,656	4.7
Raleigh, North Carolina	258,647	3.5	253,704	3.6
Austin, Texas	224,399	3.0	192,250	2.7
Corpus Christi, Texas	95,285	1.3	85,221	1.2
Total	$7,421,516	100.0%	$7,072,181	100.0%
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

($ in thousands)	2014	2013	2012
Average monthly property revenue per apartment home	$1,331	$1,270	$1,207
Annualized total property expenses per apartment home	$5,779	$5,520	$5,321
Weighted average number of operating apartment homes owned 100%	52,833	51,759	48,194
Weighted average occupancy of operating apartment homes owned 100% *	95.7%	95.3%	95.3%

* Our one student housing community is excluded from this calculation.

Property-Level Operating Results (1)
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2014 as compared to 2013 and for the year ended December 31, 2013 as compared to 2012:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/14	2014	2013	$	%
Property revenues:
Same store communities	46,069	$730,488	$699,027	$31,461	4.5%
Non-same store communities	5,386	84,440	61,761	22,679	36.7
Development and lease-up communities	4,430	3,546	—	3,546	*
Dispositions/other	—	25,504	28,063	(2,559)	(9.1)
Total property revenues	55,885	$843,978	$788,851	$55,127	7.0%
Property expenses:
Same store communities	46,069	$261,000	$251,331	$9,669	3.8%
Non-same store communities	5,386	32,302	22,789	9,513	41.7
Development and lease-up communities	4,430	1,191	12	1,179	*
Dispositions/other	—	10,815	11,559	(744)	(6.4)
Total property expenses	55,885	$305,308	$285,691	$19,617	6.9%
* Not a meaningful percentage.
(1) Same store communities are communities we owned and were stabilized since January 1, 2013. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2013. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2013. Dispositions/other includes operating communities sold subsequent to January 1, 2014 and also includes results from non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. There were no properties held for sale which were considered to be discontinued operations during the years ended December 31, 2014 or 2013.

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/13	2013	2012	$	%
Property revenues:
Same store communities	41,150	$624,429	$594,255	$30,174	5.1%
Non-same store communities	11,479	158,359	97,950	60,409	61.7
Development and lease-up communities	3,863	—	—	—	—
Other	—	6,063	6,113	(50)	(0.8)
Total property revenues	56,492	$788,851	$698,318	$90,533	13.0%
Property expenses:
Same store communities	41,150	$224,189	$217,391	$6,798	3.1%
Non-same store communities	11,479	58,376	35,861	22,515	62.8
Development and lease-up communities	3,863	15	17	(2)	(11.8)
Other	—	3,111	3,161	(50)	(1.6)
Total property expenses	56,492	$285,691	$256,430	$29,261	11.4%
(1) Same store communities are communities we owned and were stabilized since January 1, 2012. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2012. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2012. Other includes results from non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development. Properties held for sale and considered to be discontinued operations are excluded from the above results.

Same Store Analysis
Same store property revenues for the year ended December 31, 2014 increased approximately $31.5 million, or 4.5%, from 2013. Same store rental revenues for the year ended December 31, 2014 increased approximately $27.1 million, or 4.5%, from 2013, primarily due to a 4.0% increase in average rental rates and an increase in average occupancy for our same store portfolio from 95.3% in 2013 to 95.8% in 2014. We believe the increase to rental revenue was due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. Additionally, there was a $4.4 million increase in other property revenue during the year ended December 31, 2014 as compared to 2013 primarily due to increases in miscellaneous income combined with ancillary income from our utility rebilling programs.
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
Property expenses from our same store communities increased approximately $9.7 million, or 3.8%, for the year ended December 31, 2014 as compared to 2013. The increase was primarily due to a $4.3 million, or 5.7%, increase in real estate taxes as a result of higher property valuations and property tax rates at a number of our communities. The increase was also due to higher salaries and benefits primarily due to higher medical costs. The increase was also due to higher utility expenses and higher repairs and maintenance costs, and partially offset by a $1.1 million decrease in property insurance expenses due to lower self-insured losses and premiums for the year ended December 31, 2014 as compared to 2013.
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
Non-same Store and Development and Lease-up Analysis
Property revenues and property expenses from non-same store and development and lease-up communities increased approximately $26.2 million and $10.7 million, respectively, for the year ended December 31, 2014 as compared to 2013. These increases in revenues and expenses in our non-same store communities for 2014 as compared to 2013 were primarily due to the acquisition of one operating property in 2014 and three operating properties in 2013. These increases were also due to revenues and expenses recognized in 2014 related to the stabilization of one operating property and 75 units at one of our consolidated operating properties in 2014, and the stabilization of three operating properties and an additional 75 units at another one of our consolidated operating properties in 2013. The increases in revenues and expenses from our development and lease-up communities for 2014 as compared to 2013 were primarily due to the completion and partial lease up of two properties in 2014 and the partial lease up of four properties which were under construction at December 31, 2014.
Property revenues and property expenses from non-same store and development and lease-up communities increased approximately $60.4 million and $22.5 million, respectively, for the year ended December 31, 2013 as compared to 2012. These increases in 2013 as compared to 2012 were primarily due to revenues and expenses recognized in 2013 related to the acquisition of seven operating properties in 2012, the acquisition of three operating properties in 2013 and the acquisition of one previously unconsolidated joint venture community in December 2012. These increases were also due to revenues and expenses recognized in 2013 related to the stabilization of four operating properties in 2012 and three operating properties and 75 units at one of our consolidated operating properties in 2013 and increases in revenues and expenses at our other non-same store communities.

The following table details the impact of the foregoing on our revenues and expenses:

	For the year ended December 31,
(in millions)	2014	2013
Revenues from acquisitions	$12.8	$39.3
Revenues from stabilized properties	8.6	15.7
Revenues from development and lease-up properties	3.5	—
Other	1.3	5.4
	$26.2	$60.4

Expenses from acquisitions	$6.0	$15.1
Expenses from stabilized properties	2.4	6.0
Expenses from development and lease-up properties	1.2	—
Other	1.1	1.4
	$10.7	$22.5
Disposition/Other Property Analysis
Disposition/other property revenues decreased approximately $2.6 million for the year ended December 31, 2014 as compared to 2013, and were relatively flat in 2013 as compared to 2012. The decrease in 2014 was primarily due to a $0.9 million decrease in revenue from dispositions due to the timing of completion of the disposition of five operating properties in 2014. The decrease was also due to a lower below market lease amortization of approximately $0.9 million due to the timing of completion of the acquisition of operating properties in 2012 and 2013. Below market leases are generally amortized over approximately six months upon completion of an acquisition, which reflects the remaining average term of acquired leases. The decrease was also due to a decrease in other income of approximately $0.8 million for the year ended December 31, 2014 resulting from our non-multifamily rental properties.
Disposition/other property expenses decreased approximately $0.7 million for the year ended December 31, 2014 as compared to 2013, and were relatively flat in 2013 as compared to 2012. The decrease in 2014 was primarily due to lower property taxes expensed on land holdings on which we initiated development activities in the fourth quarter of 2013 as we start capitalizing expenses, including property taxes, on development properties at such time.
Non-Property Income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2014	2013	$	%	2013	2012	$	%
Fee and asset management	$9,832	$11,690	$(1,858)	(15.9)%	$11,690	$12,345	$(655)	(5.3)%
Interest and other income (loss)	842	1,217	(375)	(30.8)	1,217	(710)	1,927	*
Income on deferred compensation plans	3,937	8,290	(4,353)	(52.5)	8,290	4,772	3,518	73.7
Total non-property income	$14,611	$21,197	$(6,586)	(31.1)%	$21,197	$16,407	$4,790	29.2%
* Not a meaningful percentage.
Fee and asset management income, which represents income related to property management of our joint ventures and third-party construction projects, decreased approximately $1.9 million for the year ended December 31, 2014 as compared to 2013 and decreased approximately $0.7 million for the year ended December 31, 2013 as compared to 2012. The decrease for 2014 as compared to 2013 was primarily due to the sale of 18 operating properties by three of our unconsolidated joint ventures in 2013 and 2014. This decrease was also due to lower construction fees resulting from a reduced level of third-party construction activities and lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2013 and 2014. The decrease for 2013 as compared to 2012 was primarily due to the sale of 23 operating properties by three unconsolidated joint ventures during 2012 and 2013 and our acquisition of a previously unconsolidated joint venture community in December 2012. This decrease was partially offset by higher construction fees due to an increase in third-party construction activities.
Interest and other income (loss) decreased approximately $0.4 million for the year ended December 31, 2014 as compared to 2013 and increased approximately $1.9 million for the year ended December 31, 2013 as compared to 2012. The decrease during 2014 as compared to 2013, and the increase during 2013 as compared to 2012, were primarily due to approximately $1.0 million recognized in the second quarter of 2013 from the release of a deed restriction on a parcel of land sold to an unaffiliated third party in 2006. The increase during 2013 as compared to 2012 was also due to losses of approximately $0.8 million recognized in 2012 relating to non-designated derivatives.
Our deferred compensation plans recognized income of approximately $3.9 million, $8.3 million and $4.8 million in 2014, 2013 and 2012, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2014	2013	$	%	2013	2012	$	%
Property management	$22,689	$21,774	$915	4.2%	$21,774	$21,796	$(22)	(0.1)%
Fee and asset management	5,341	5,756	(415)	(7.2)	5,756	6,631	(875)	(13.2)
General and administrative	51,005	40,586	10,419	25.7	40,586	37,528	3,058	8.1
Interest	93,263	98,129	(4,866)	(5.0)	98,129	104,246	(6,117)	(5.9)
Depreciation and amortization	235,634	214,395	21,239	9.9	214,395	194,673	19,722	10.1
Amortization of deferred financing costs	3,355	3,548	(193)	(5.4)	3,548	3,608	(60)	(1.7)
Expense on deferred compensation plans	3,937	8,290	(4,353)	(52.5)	8,290	4,772	3,518	73.7
Total other expenses	$415,224	$392,478	$22,746	5.8%	$392,478	$373,254	$19,224	5.2%
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.9 million for the year ended December 31, 2014 as compared to 2013 and was relatively flat in 2013 as compared to 2012. The increase for 2014 as compared to 2013 was primarily due to increases in salaries, benefits, and incentive compensation expenses. Property management expenses were 2.7%, 2.8%, and 3.1% of total property revenues for the years ended December 31, 2014, 2013, and 2012, respectively.
Fee and asset management expense, which represents expenses related to property management of our joint ventures and third-party construction projects, decreased approximately $0.4 million for the year ended December 31, 2014 as compared to 2013 and decreased approximately $0.9 million for the year ended December 31, 2013 as compared to 2012. The decrease for 2014 as compared to 2013 was primarily due to decreases in expenses relating to the sale of 18 operating properties by three of our unconsolidated joint ventures in 2013 and 2014. The decrease for 2014 as compared to 2013 was also due to lower expenses related to the timing of communities started and completed by the funds during 2013 and 2014.
The decrease in fee and asset management expense for 2013 as compared to 2012 was primarily due to the sale of 23 operating properties by three of our unconsolidated joint ventures in 2012 and 2013, and our acquisition of a previously unconsolidated joint venture community in December 2012. The decrease was also due to lower expenses related to management of development communities due to the timing of communities started and completed by our funds during 2012 and 2013, and lower internal acquisition costs in 2013. The decrease was partially offset by higher expenses related to an increase in third-party construction activities during 2013 as compared to 2012.
General and administrative expenses increased approximately $10.4 million during the year ended December 31, 2014 as compared to 2013 and increased approximately $3.1 million during the year ended December 31, 2013 as compared to 2012. General and administrative expenses were 6.0%, 5.1% and 5.3% of total revenues, excluding income on deferred compensation plans, for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 as compared to 2013 was primarily due to approximately $10.0 million in one-time bonuses paid to employees relating to the restructuring of the funds in December 2014. Excluding this one-time bonus, general and administrative expenses were 4.8% of total revenues, excluding income on deferred compensation plans, for the year ended December 31, 2014.
The increase in general and administrative expenses in 2013 as compared to 2012 was primarily due to increases in salaries, benefits and incentive compensation expenses due to salary increases and higher deferred compensation amortization costs resulting from an increase in the value of awards granted in 2012 and 2013 as compared to the value of awards which vested during the year ended December 31, 2012. The increase was also due to increases in professional and consulting fees of approximately $1.5 million and the net costs of approximately $0.2 million relating to the retirement of an executive officer in July 2013.

Interest expense decreased approximately $4.9 million for the year ended December 31, 2014 as compared to 2013 and decreased approximately $6.1 million for the year ended December 31, 2013 as compared to 2012. The decrease in interest expense in 2014 as compared to 2013 was primarily due to higher capitalized interest in 2014 of approximately $6.4 million resulting from higher average balances in our development pipeline. The decrease was also due to the repayment of a secured note payable in April 2014, the repayment of a secured note payable in January 2013 and a net decrease in interest expense relating to the repayment in December 2013 of $200 million, 5.45% senior unsecured notes payable, which was partially offset by the concurrent issuance of $250 million, 4.27% senior unsecured notes payable. The decrease was also partially offset by an increase in interest expense relating to borrowings on our line of credit in 2014 as compared to 2013, and the issuance in September 2014 of $250 million, 3.59% senior unsecured notes payable.
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
Depreciation and amortization expense increased approximately $21.2 million during the year ended December 31, 2014 as compared to 2013 and increased approximately $19.7 million during the year ended December 31, 2013 as compared to 2012. The increase in 2014 as compared to 2013 was primarily due to the acquisition of three operating properties during 2013 and one operating property during 2014. The increase was also due to the completion of units in our development pipeline, the completion of repositions during 2013 and 2014, and increases in capital improvements placed in service during 2013 and 2014.
The increase in depreciation and amortization expense in 2013 as compared to 2012 was primarily due to the acquisition of three operating properties in 2013, the acquisition of seven operating properties in 2012, and the acquisition of a previously unconsolidated joint venture community in December 2012. The increase was also due to the completion of units in our development pipeline, the completion of repositions during 2013 and an increase in capital improvements placed in service in 2012 and 2013. These increases were partially offset by lower amortization of in-place leases relating to the acquisition of nine previously unconsolidated joint venture communities in January 2012 which were amortized through July 2012.
Our deferred compensation plans incurred expenses of approximately $3.9 million, $8.3 million and $4.8 million in 2014, 2013 and 2012, respectively. The changes were related to the performance of the investments held in the deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in non-property income, above.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
(in thousands)	2014	2013		$2013	2012	$
Gain on sale of operating properties, including land	$159,289	$698	$158,591	$698	$—	$698
Gain on acquisition of controlling interest in joint ventures	—	—	—	—	57,418	(57,418)
Impairment associated with land holdings	(1,152)	—	(1,152)	—	—	—
Equity in income of joint ventures	7,023	24,865	(17,842)	24,865	20,175	4,690
Income tax expense	(1,903)	(1,826)	(77)	(1,826)	(1,208)	(618)
Gain on sale of operating properties, including land, for the year ended December 31, 2014 was due to the sale of five operating properties located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for a total gain on sale of operating properties of approximately $155.7 million. The gain was also due to the sale of approximately 29.3 acres located adjacent to current operating and development communities in Dallas and Houston, Texas and Atlanta, Georgia for a total gain on sale of land of approximately $3.6 million. The gain in 2013 was due to the sale of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas for a total gain on sale of approximately $0.7 million.
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
The $1.2 million impairment associated with land holdings in 2014 reflects an impairment charge to the carrying value of a disposed land parcel located in Dallas, Texas, which represented the difference between the land holding's carrying value and the fair value based upon the sales contract.
Equity in income of joint ventures decreased approximately $17.8 million for the year ended December 31, 2014 as compared to 2013, and increased approximately $4.7 million for the year ended December 31, 2013 as compared to 2012. The decrease in 2014 as compared to 2013 was primarily related to recognizing a $16.3 million proportionate share of the gain relating to the sale of 16 operating properties by two of our unconsolidated joint ventures in 2013. Additionally, as a result of achieving certain performance measures as set forth in the joint venture agreement, we recognized a promoted equity interest of approximately $5.1 million related to one of these unconsolidated joint ventures. The decrease was also due to the sale of two operating properties during the first quarter of 2014. The decrease in 2014 was partially offset by a $3.6 million proportionate gain relating to the sale of the two operating properties in the first quarter 2014. The decrease in earnings was further offset by higher rental income recognized by the stabilized operating joint venture properties during the year ended December 31, 2014 as compared to the same period in 2013.
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
We had income tax expense of approximately $1.9 million, $1.8 million, and $1.2 million for the tax years ended December 31, 2014, 2013, and 2012, respectively. The $0.6 million increase in 2013 as compared to 2012 was due to increases in taxable income related to higher construction activities conducted in a taxable REIT subsidiary and increases in state income taxes relating to certain acquisitions completed in 2012 and 2013.
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

Reconciliations of net income attributable to common shareholders to FFO for the years ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Funds from operations
Net income attributable to common shareholders (1) (2)	$292,089	$336,364	$283,390
Real estate depreciation and amortization, including discontinued operations	230,638	214,729	205,437
Adjustments for unconsolidated joint ventures	5,337	5,738	7,939
Gain on acquisition of controlling interests in joint ventures	—	—	(57,418)
Gain on sale of unconsolidated joint venture properties (3)	(3,566)	(16,277)	(17,418)
Gain on sale of operating properties, net of tax	(155,680)	—	—
Gain on sale of discontinued operations, net of tax	—	(182,160)	(115,068)
Income allocated to non-controlling interests	9,225	9,927	6,475
Funds from operations	$378,043	$368,321	$313,337

Weighted average shares – basic	88,084	87,204	83,772
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	384	476	647
Common units	1,898	1,900	2,200
Weighted average shares – diluted	90,366	89,580	86,619

(1)
Net income attributable to common shareholders for the year ended December 31, 2014 includes a gain on sale of $3.6 million related to the sale of three land holdings and a $1.2 million impairment charge to the carrying value of a disposed land parcel.

(2)
Net income attributable to common shareholders for the year ended December 31, 2013 includes a gain on sale of $0.7 million related to the sale of two land holdings. Net income attributable to common shareholders also includes a promoted equity interest of approximately $5.1 million as a result of achieving certain performance measures as set forth in the joint venture agreement for one of our unconsolidated joint ventures which sold its 14 operating properties in 2013.

(3)
The gain in 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds in 2014. The gain in 2013 represents our proportionate share of the gain on sale of 16 operating properties by two of our unconsolidated joint ventures in 2013. The gain in 2012 represents our proportionate share of the gain on sale of seven operating properties by two of our unconsolidated joint ventures in 2012.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.0, 4.7, and 4.0 times for the years ended December 31, 2014, 2013, and 2012, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses, income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 79.5%, 77.6%, and 76.5% of our properties (based on invested capital) were unencumbered at December 31, 2014, 2013, and 2012, respectively. Our weighted average maturity of debt was approximately 6.3 years at December 31, 2014.

We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources include availability under our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2015 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2014 and 2013.
Net cash from operating activities was approximately $418.5 million during the year ended December 31, 2014 as compared to approximately $404.3 million during the year ended December 31, 2013. The increase was primarily due to growth in property revenues directly attributable to increased rental rates and higher occupancy from our same store communities and growth in non-same store revenues primarily relating to the acquisition of one operating property in 2014 and three operating properties in 2013. The increase in non-same store revenues is also related to the stabilization of one property during 2014 and three operating properties during 2013. These increases in revenues were partially offset by the increase in property expenses from our same store and non-same store communities which include the property expenses of one operating property acquired in 2014 and three operating properties acquired in 2013 and the stabilization of one property during 2014 and three operating properties during 2013. For a further discussion of our 2014 operations as compared to 2013, see “Results of Operations.” These increases in net cash from operating activities were partially offset by the disposition of 12 operating properties in 2013, and the timing of receipts in working capital accounts.
Net cash used in investing activities during the year ended December 31, 2014 totaled approximately $325.9 million as compared to approximately $259.0 million during the year ended December 31, 2013. Cash outflows for property development and capital improvements were approximately $503.3 million during 2014 as compared to approximately $356.8 million during 2013, primarily due to the addition of three development communities added in 2014 and three development communities added in the fourth quarter of 2013. The property development and capital improvements during the years ended December 31, 2014 and 2013 included the following:

	December 31,
(in millions)	2014	2013
Expenditures for new development, including land	$342.1	$174.7
Capitalized interest, real estate taxes, and other capitalized indirect costs	34.1	25.1
Reposition expenditures	64.4	91.4
Capital expenditures	62.7	65.6
Total	$503.3	$356.8
Cash outflows during the year ended December 31, 2014 also related to the acquisition of one operating property for approximately $62.3 million. Net cash used in investing activities during the year ended December 31, 2014 was partially offset by cash inflows of approximately $237.7 million from the sale of five operating properties and four land holdings in 2014, and the distributions received from our joint ventures of approximately $6.4 million relating to the sale of two operating properties in February 2014. Additional cash outflows for the year ended December 31, 2013 related to the acquisition of three operating properties for approximately $224.1 million and increases in non-real estate assets of approximately $17.5 million. Net cash used in investing activities during the year ended December 31, 2013 was partially offset by cash inflows of approximately $329.4 million from the sale of 12 operating properties and two land holdings in 2013 and $11.3 million from distributions from our joint ventures, which included $8.8 million from two unconsolidated joint ventures relating to the sale of 16 operating properties in 2013.
Net cash provided by financing activities totaled approximately $43.5 million during the year ended December 31, 2014 as compared to net cash used in financing activities of $154.2 million during the year ended December 31, 2013. During 2014, we received net proceeds of approximately $248.1 million from the issuance in September 2014 of $250 million unsecured notes payable and net proceeds of approximately $66.2 million from the issuance of approximately 0.9 million common shares from our ATM program. The cash inflows during 2014 were partially offset by approximately $236.5 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $32.3 million used to repay maturing secured mortgage notes payable, approximately $4.0 million used for principal amortization payments, and approximately $3.1 million of deferred financing costs. During 2013, we used approximately $226.1 million to repay maturing secured and unsecured notes payable and approximately $4.2 million to pay principal amortization. We also used approximately $220.1 million to pay distributions to common shareholders and non-controlling interest holders. The cash flows for the year ended December 31, 2013 were partially offset by proceeds of approximately $249.5 million relating to the issuance in December 2013 of $250 million unsecured notes payable, net proceeds of approximately $40.0 million from the issuance of 0.6 million shares from our ATM program and proceeds of approximately $2.5 million from common share options exercised during the period.
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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2014, we had no short-term balances outstanding, no balances outstanding on our $500 million unsecured line of credit, and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2014 we had approximately 86.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the year ended December 31, 2014 were used for general corporate purposes, which included funding for development, redevelopment and capital improvement projects. We intend to use the net proceeds from the remaining 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which are currently Baa1 with stable outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. During the remainder of 2015, approximately $251.8 million of debt, which represents approximately 9% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.8 million, is scheduled to mature. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of 12 consolidated projects to be approximately $371.2 million. Of this amount, we expect between approximately $250 million and $270 million will be incurred during 2015 and the remaining costs will be incurred during 2016 and 2017. Additionally, we expect to incur between approximately $80 million and $100 million of costs related to the start of new development activities, between approximately $21 million and $25 million of additional redevelopment expenditures and between approximately $61 million and $65 million of additional other capital expenditures during 2015.
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
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In December 2014, we announced our Board of Trust Managers had declared a quarterly dividend of $0.66 per common share, to our common shareholders of record as of December 17, 2014. The dividend was subsequently paid on January 16, 2015 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2014 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $2.64 per share or unit for the year ended December 31, 2014.
In the first quarter of 2015, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.66 to $0.70 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2015, our annualized dividend rate for 2015 would be $2.80.
The following table summarizes our known contractual cash obligations as of December 31, 2014:

(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Debt maturities (1)	$2,743.5	$251.8	$2.0	$249.0	$177.4	$646.5	$1,416.8
Interest payments (2)	672.5	112.1	106.4	97.4	88.5	63.4	204.7
Non-cancelable lease payments	25.7	2.4	2.7	2.7	2.5	2.3	13.1
	$3,441.7	$366.3	$111.1	$349.1	$268.4	$712.2	$1,634.6

(1)	Includes scheduled principal amortizations.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2014.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2014, our unconsolidated joint ventures had outstanding debt of approximately $523.6 million, of which our proportionate share was approximately $163.9 million. As of December 31, 2014, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2014.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. We believe our primary market risk exposure relates to interest rate risk. Derivatives are not entered into for speculative purposes.
The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,533.8	6.4	4.6%	92.4%	$2,319.5	7.0	4.7%	91.7%
Variable rate debt	209.7	5.4	1.0	7.6	211.3	6.4	1.0	8.3
We have historically used variable rate indebtedness available under our revolving credit facility and other short-term borrowings to initially fund acquisitions and our development pipeline. To the extent we utilize our revolving credit facility and other short-term borrowings and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $140.9 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.1 million, holding all other variables constant.
We have entered into, and may enter into in the future, interest rate swaps, interest rate caps, and treasury locks to protect ourselves against fluctuations in the rates of our floating rate debt or future debt issuances. In connection with the repayment of the $500 million loan in June 2011, we discontinued the hedging relationship on the $500 million interest rate swap on May 31, 2011. Upon repayment of the loan, which eliminated the probable future variable monthly interest payments being hedged, we recognized a non-cash charge of approximately $29.8 million which included the accelerated reclassification of amounts previously recorded in accumulated other comprehensive loss related to this swap. This interest rate swap matured in October 2012 and settled. The changes in fair value of this swap were marked to market through earnings in other income and other expense. During 2012, we recorded a net loss of approximately $0.7 million related to this derivative instrument through the settlement date.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 20, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 27, 2015 in connection with the Annual Meeting of Shareholders to be held May 8, 2015.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 27, 2015 in connection with the Annual Meeting of Shareholders to be held May 8, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 27, 2015 in connection with the Annual Meeting of Shareholders to be held May 8, 2015 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2014.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	321,811	$38.97	1,596,215
Equity compensation plans not approved by security holders	—	—	—
Total	321,811	$38.97	1,596,215
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

At December 31, 2014, approximately 5.5 million fungible units were available under the 2011 Share Plan, which results in approximately 1.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 27, 2015 in connection with the Annual Meeting of Shareholders to be held May 8, 2015.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 27, 2015 in connection with the Annual Meeting of Shareholders to be held May 8, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 11, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.00% Note due 2015	Exhibit 4.2 to Form 8-K filed on June 7, 2005

4.7	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.8	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.9	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.10	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

4.11	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.12	Form of Camden Property Trust 3.50% Notes due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated Limited Liability Company Agreement of Sierra-Nevada Multifamily Investments, LLC, adopted as of June 29, 1998 by Camden Subsidiary, Inc. and TMT-Nevada, L.L.C.	Exhibit 99.1 to Form 8-K filed on July 15, 1998

10.23	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.24	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.25	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.31	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.32	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.33
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.4 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.34
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.35	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.36	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.37	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.38	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.39	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.40	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.41	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (2)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.42
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender (2)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.43	Distribution Agency Agreement, dated November 3, 2014, between Camden Property Trust and Jefferies LLC	Exhibit 1.1 to Form 8-K filed on November 5, 2014

10.44	Distribution Agency Agreement, dated November 3, 2014, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to Form 8-K filed on November 5, 2014

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.45	Distribution Agency Agreement, dated November 3, 2014, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Exhibit 1.3 to Form 8-K filed on November 5, 2014

10.46	Distribution Agency Agreement, dated November 3, 2014, between Camden Property Trust and SunTrust Robinson Humphrey, Inc.	Exhibit 1.4 to Form 8-K filed on November 5, 2014

10.47	Distribution Agency Agreement, dated November 3, 2014, between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.5 to Form 8-K filed on November 5, 2014

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

February 20, 2015	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 20, 2015
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 20, 2015
D. Keith Oden

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 20, 2015
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 20, 2015
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Scott S. Ingraham	Trust Manager	February 20, 2015

*
Lewis A. Levey	Trust Manager	February 20, 2015

*
William B. McGuire, Jr.	Trust Manager	February 20, 2015

*
F. Gardner Parker	Trust Manager	February 20, 2015

*
William F. Paulsen	Trust Manager	February 20, 2015

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 20, 2015

*
Steven A. Webster	Trust Manager	February 20, 2015

*
Kelvin R. Westbrook	Trust Manager	February 20, 2015

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity and perpetual preferred units, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2015

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2014	2013
Assets
Real estate assets, at cost
Land	$1,003,422	$969,711
Buildings and improvements	5,890,498	5,629,904
	$6,893,920	$6,599,615
Accumulated depreciation	(1,738,862)	(1,643,713)
Net operating real estate assets	$5,155,058	$4,955,902
Properties under development, including land	527,596	472,566
Investments in joint ventures	36,429	42,155
Properties held for sale	27,143	—
Total real estate assets	$5,746,226	$5,470,623
Accounts receivable – affiliates	25,977	27,724
Other assets, net	124,888	109,401
Cash and cash equivalents	153,918	17,794
Restricted cash	5,898	6,599
Total assets	$6,056,907	$5,632,141
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,837,911	$1,588,798
Secured	905,628	941,968
Accounts payable and accrued expenses	157,232	113,307
Accrued real estate taxes	39,149	35,648
Distributions payable	60,386	56,787
Other liabilities	100,058	88,272
Total liabilities	$3,100,364	$2,824,780
Commitments and contingencies (Note 13)
Non-Qualified deferred compensation share awards	68,134	47,180
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,620 and 99,645 issued; 97,604 and 96,660 outstanding at December 31, 2014 and 2013, respectively	976	967
Additional paid-in capital	3,667,448	3,596,069
Distributions in excess of net income attributable to common shareholders	(453,777)	(494,167)
Treasury shares, at cost (10,975 and 11,352 common shares, at December 31, 2014 and 2013, respectively)	(396,626)	(410,227)
Accumulated other comprehensive loss	(2,419)	(1,106)
Total common equity	$2,815,602	$2,691,536
Non-controlling interests	72,807	68,645
Total equity	$2,888,409	$2,760,181
Total liabilities and equity	$6,056,907	$5,632,141
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Property revenues
Rental revenues	$731,874	$683,362	$602,004
Other property revenues	112,104	105,489	96,314
Total property revenues	$843,978	$788,851	$698,318
Property expenses
Property operating and maintenance	$211,253	$199,650	$185,720
Real estate taxes	94,055	86,041	70,710
Total property expenses	$305,308	$285,691	$256,430
Non-property income
Fee and asset management	$9,832	$11,690	$12,345
Interest and other income (loss)	842	1,217	(710)
Income on deferred compensation plans	3,937	8,290	4,772
Total non-property income	$14,611	$21,197	$16,407
Other expenses
Property management	$22,689	$21,774	$21,796
Fee and asset management	5,341	5,756	6,631
General and administrative	51,005	40,586	37,528
Interest	93,263	98,129	104,246
Depreciation and amortization	235,634	214,395	194,673
Amortization of deferred financing costs	3,355	3,548	3,608
Expense on deferred compensation plans	3,937	8,290	4,772
Total other expenses	$415,224	$392,478	$373,254
Gain on sale of operating properties, including land	159,289	698	—
Gain on acquisition of controlling interest in joint ventures	—	—	57,418
Impairment associated with land holdings	(1,152)	—	—
Equity in income of joint ventures	7,023	24,865	20,175
Income from continuing operations before income taxes	$303,217	$157,442	$162,634
Income tax expense	(1,903)	(1,826)	(1,208)
Income from continuing operations	$301,314	$155,616	$161,426
Income from discontinued operations	—	8,515	17,406
Gain on sale of discontinued operations, net of tax	—	182,160	115,068
Net income	$301,314	$346,291	$293,900
Less income allocated to non-controlling interests from continuing operations	(9,225)	(4,022)	(4,459)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(5,905)	(3,200)
Less income allocated to perpetual preferred units	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)
Net income attributable to common shareholders	$292,089	$336,364	$283,390
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Earnings per share – basic
Earnings per common share from continuing operations	$3.29	$1.70	$1.81
Earnings per common share from discontinued operations	—	2.12	1.54
Total earnings per common share – basic	$3.29	$3.82	$3.35
Earnings per share – diluted
Earnings per common share from continuing operations	$3.27	$1.69	$1.79
Earnings per common share from discontinued operations	—	2.09	1.51
Total earnings per common share – diluted	$3.27	$3.78	$3.30
Weighted average number of common shares outstanding – basic	88,084	87,204	83,772
Weighted average number of common shares outstanding – diluted	88,468	88,494	85,556
Net income attributable to common shareholders
Income from continuing operations	$301,314	$155,616	$161,426
Less income allocated to non-controlling interests from continuing operations	(9,225)	(4,022)	(4,459)
Less income allocated to perpetual preferred units	—	—	(776)
Less write off original issuance costs of redeemed perpetual preferred units	—	—	(2,075)
Income from continuing operations attributable to common shareholders	$292,089	$151,594	$154,116
Income from discontinued operations, including gain on sale	$—	$190,675	$132,474
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(5,905)	(3,200)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$—	$184,770	$129,274
Net income attributable to common shareholders	$292,089	$336,364	$283,390
Consolidated Statements of Comprehensive Income
Net income	$301,314	$346,291	$293,900
Other comprehensive income
Unrealized loss on cash flow hedging activities	(417)	—	—
Unrealized loss and unamortized prior service cost on post retirement obligation	(970)	(99)	(409)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	74	54	30
Comprehensive income	$300,001	$346,246	$293,521
Less income allocated to non-controlling interests from continuing operations	(9,225)	(4,022)	(4,459)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	(5,905)	(3,200)
Less income allocated to perpetual preferred units	—	—	(776)
Less write off of original issuance costs of redeemed perpetual preferred units	—	—	(2,075)
Comprehensive income attributable to common shareholders	$290,776	$336,319	$283,011
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Perpetual preferred units
Equity, December 31, 2011	$845	$2,901,024	$(690,466)	$(452,003)	$(683)	$69,051	$1,827,768	$97,925
Net income			283,390			7,659	291,049	2,851
Other comprehensive loss					(379)		(379)
Common shares issued (11,192 shares)	112	693,243					693,355
Net share awards		1,008		14,138			15,146
Employee share purchase plan		617		717			1,334
Common share options exercised		2,173		11,793			13,966
Conversions of operating partnership units (558 shares)	6	8,988				(9,143)	(149)
Cash distributions declared to perpetual preferred units								(776)
Cash distributions declared to equity holders ($2.24 per share)			(191,875)			(7,025)	(198,900)
Redemption of perpetual preferred units								(100,000)
Purchase of non-controlling interests		(19,549)				3,067	(16,482)
Other	(1)	1					—
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708	$—
Net income			336,364			9,927	346,291
Other comprehensive loss					(44)		(44)
Common shares issued (555 shares)	6	40,038					40,044
Net share awards	(1)	4,921		12,658			17,578
Employee share purchase plan		449		469			918
Common share options exercised		841		2,001			2,842
Change in classification of deferred compensation plan		(37,958)					(37,958)
Change in redemption value of non-qualified share awards			(9,575)				(9,575)
Diversification of share awards within deferred compensation plan		221	132				353
Conversions and redemptions of operating partnership units (2 shares)		52				(104)	(52)
Cash distributions declared to equity holders ($2.52 per share)			(222,137)			(4,787)	(226,924)
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181	$—
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY AND PERPETUAL PREFERRED UNITS (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
Net income			292,089			9,225	301,314
Other comprehensive loss					(1,313)		(1,313)
Common shares issued (898 shares)	9	66,216					66,225
Net share awards		8,010		11,358			19,368
Employee share purchase plan		1,012		1,259			2,271
Common share options exercised (55 shares)	1	517		984			1,502
Change in classification of deferred compensation plan		(7,702)					(7,702)
Change in redemption value of non-qualified share awards			(17,921)				(17,921)
Diversification of share awards within deferred compensation plan		3,273	1,396				4,669
Conversions of operating partnership units (1 share)	—	52				(52)	—
Cash distributions declared to equity holders ($2.64 per share)			(235,174)			(5,011)	(240,185)
Other	(1)	1
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$301,314	$346,291	$293,900
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	235,634	219,650	209,872
Gain on sale of operating properties, including land	(159,289)	(698)	—
Gain on acquisition of controlling interest in joint ventures	—	—	(57,418)
Gain on sale of discontinued operations, net of tax	—	(182,160)	(115,068)
Impairment associated with land holdings	1,152	—	—
Distributions of income from joint ventures	7,399	8,884	6,321
Equity in income of joint ventures	(7,023)	(24,865)	(20,175)
Share-based compensation	15,552	14,063	13,086
Amortization of deferred financing costs	3,355	3,548	3,608
Net change in operating accounts and other	20,434	19,578	(9,859)
Net cash from operating activities	$418,528	$404,291	$324,267
Cash flows from investing activities
Development and capital improvements	$(503,328)	$(356,815)	$(290,728)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(62,260)	(224,109)	(465,400)
Proceeds from sales of operating properties, including land	237,712	5,686	—
Proceeds from discontinued operations	—	323,755	226,869
Investments in joint ventures	(1,000)	(1,886)	(7,006)
Distributions from investments in joint ventures	6,350	11,295	17,417
Increase in non-real estate assets	(4,695)	(17,497)	(4,787)
Other	1,335	586	(4,050)
Net cash from investing activities	$(325,886)	$(258,985)	$(527,685)
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from financing activities
Borrowings on unsecured line of credit and other short-term borrowings	$2,246,000	$952,900	$603,000
Repayments on unsecured line of credit and other short-term borrowings	(2,246,000)	(952,900)	(603,000)
Repayment of notes payable	(36,340)	(230,288)	(567,575)
Proceeds from notes payable	248,078	249,535	346,308
Proceeds from issuance of common shares	66,225	40,044	693,355
Distributions to common shareholders, perpetual preferred units, and non-controlling interests	(236,514)	(220,083)	(189,018)
Redemption of perpetual preferred units	—	—	(100,000)
Purchase of non-controlling interests	—	—	(16,482)
Payment of deferred financing costs	(3,136)	(3,165)	(3,737)
Common share options exercised	1,149	2,458	13,038
Net decrease (increase) in accounts receivable – affiliates	1,747	5,901	(2,586)
Other	2,273	1,417	1,625
Net cash from financing activities	$43,482	$(154,181)	$174,928
Net increase (decrease) in cash and cash equivalents	136,124	(8,875)	(28,490)
Cash and cash equivalents, beginning of year	17,794	26,669	55,159
Cash and cash equivalents, end of year	$153,918	$17,794	$26,669
Supplemental information
Cash paid for interest, net of interest capitalized	$86,711	$98,101	$106,405
Cash paid for income taxes	1,658	2,114	1,561
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$60,386	$56,787	$49,969
Value of shares issued under benefit plans, net of cancellations	19,310	20,195	20,933
Net change in redemption of non-qualified share awards	16,525	9,443	—
Conversion of operating partnership units to common shares	—	71	9,143
Accrual associated with construction and capital expenditures	22,456	21,071	18,993
Acquisition of operating properties, including joint venture interests:
Mortgage debt assumed	—	—	298,807
Other liabilities assumed	—	—	6,976
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2014, we owned interests in, operated, or were developing 181 multifamily properties comprised of 63,163 apartment homes across the United States. Of the 181 properties, 13 properties were under construction, and when completed will consist of a total of 4,215 apartment homes. We also own land holdings which we may develop into multifamily apartment communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We did not have any interests in VIEs at December 31, 2014 or 2013.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any difference between the carrying value of the previously held equity investment and the fair value is recognized in earnings at the time of obtaining control. Transaction costs associated with the acquisition of operating real estate assets are expensed. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of below market leases is included in other liabilities in our consolidated balance sheets and the net carrying value of in-place leases is included in other assets, net in our consolidated balance sheets.
The carrying values of below market leases and in-place leases at December 31, 2014 and 2013 are as follows:

	December 31,
(in millions)	2014	2013
Below market leases (Gross carrying value)	$0.5	$0.4
Accumulated amortization	(0.4)	(0.2)
Value of below market leases, net	$0.1	$0.2

In-place leases (Gross carrying value)	$3.0	$2.3
Accumulated amortization	(2.5)	(1.1)
Value of in-place leases, net	$0.5	$1.2
Revenues recognized related to below market leases and amortization expense related to in-place leases for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
(in millions)	2014	2013	2012
Revenues related to below market leases	$0.2	$1.1	$1.4
Amortization of in-place leases	$1.4	$5.6	$13.1

The weighted average amortization period of below market leases and in-place leases was approximately seven months for the year ended December 31, 2014 and six months for the years ended December 31, 2013 and 2012.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2013 or 2012. See Note 7, "Acquisitions, Dispositions, Impairment, Assets Held for Sale, and Discontinued Operations," for discussion of impairment during the year ended December 31, 2014.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $21.8 million, $15.4 million, and $12.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Capitalized real estate taxes were approximately $4.4 million, $3.0 million, and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
We also incur expenditures related to renovation and construction of office space we lease and we capitalize these leasehold improvements as furniture, fixtures, equipment and other. We depreciate these costs using the straight-line method over the shorter of the lease term or the useful life of the improvement. During the third quarter of 2013, we relocated our corporate headquarters. In conjunction with this relocation, we capitalized approximately $12.2 million related to leasehold improvements which is depreciated over the life of our new lease.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets/liabilities (in-place leases and below market leases)	underlying lease term
Discontinued Operations. We adopted ASU 2014-08 on January 1, 2014, as discussed below in "Recent Accounting Pronouncements," and do not believe individual operating properties will generally be considered discontinued operations. Prior to January 1, 2014 a property was classified as a discontinued operation when (i) the operations and cash flows of the property could be clearly distinguished and had been or would be eliminated from our ongoing operations; (ii) the property either had been disposed of or was classified as held for sale; and (iii) we would not have any significant continuing involvement in the operations of the property after the disposal transaction.
The results of operations for properties sold during the period or classified as held for sale at the end of the current period, and meeting the above criteria of discontinued operations, are classified as discontinued operations in the current and prior periods. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties meeting the criteria of discontinued operations is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
There were no disposals reported as discontinued operations for the year ended December 31, 2014.
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
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." Non-recurring fair value disclosures are not provided for impairments on assets disposed during the period because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
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
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08 ("ASU 2014-08"), "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements, requiring only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and generally believe future sales of our individual operating properties will no longer qualify as discontinued operations.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 10, “Share-based Compensation and Benefit Plans.” Deferred financing costs are amortized no longer than the terms of the related debt on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years. Our available-for-sale investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income on deferred compensation plans for the year ended December 31, 2014, and 98% for each of the years ended December 31, 2013 and 2012.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.8 million, 2.1 million, and 2.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$292,089	$151,594	$154,116
Amount allocated to participating securities	(2,687)	(3,177)	(2,784)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$289,402	$148,417	$151,332
Discontinued operations, including gain on sale, attributable to common shareholders	—	184,770	129,274
Net income attributable to common shareholders – basic	$289,402	$333,187	$280,606

Earnings per common share from continuing operations	$3.29	$1.70	$1.81
Earnings per common share from discontinued operations	—	2.12	1.54
Total earnings per common share – basic	$3.29	$3.82	$3.35

Weighted average number of common shares outstanding – basic	88,084	87,204	83,772

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$289,402	$148,417	$151,332
Income allocated to common units from continuing operations	—	1,133	1,984
Income from continuing operations attributable to common shareholders, as adjusted	$289,402	$149,550	$153,316
Discontinued operations, including gain on sale, attributable to common shareholders	—	184,770	129,274
Net income attributable to common shareholders – diluted	$289,402	$334,320	$282,590

Earnings per common share from continuing operations	$3.27	$1.69	$1.79
Earnings per common share from discontinued operations	—	2.09	1.51
Total earnings per common share – diluted	$3.27	$3.78	$3.30

Weighted average number of common shares outstanding – basic	88,084	87,204	83,772
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	384	476	647
Common units	—	814	1,137
Weighted average number of common shares outstanding – diluted	88,468	88,494	85,556
4. Common Shares
In November 2014, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The net proceeds for the year ended December 31, 2014 were used for general corporate purposes, which included funding for development, redevelopment and capital improvement projects. We intend to use the net proceeds from the remaining 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions.
The following table presents activity under our 2014 ATM program for the year ended December 31, 2014:

(in thousands, except per share amounts)	Year Ended December 31, 2014
Total net consideration	$15,690.2
Common shares sold	209.7
Average price per share	$76.28
As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No additional shares were sold subsequent to December 31, 2014 through the date of this filing.
In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2012 ATM program were used for general corporate purposes, which included repayment of outstanding balances on our unsecured line of credit and short-term borrowings, and funding for development, redevelopment, and capital improvement activities. The 2012 ATM program terminated in the fourth quarter of 2014, and no further common shares are available for sale under the 2012 ATM program.
In May 2011, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the “2011 ATM program”), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2011 ATM program were used to redeem all of our outstanding redeemable perpetual preferred units during 2012 and for other general corporate purposes, which included funding for development activities, financing of acquisitions, repayment of notes payable and borrowings under our $500 million unsecured line of credit. The 2011 ATM program terminated in the second quarter of 2012, and no further common shares are available for sale under the 2011 ATM program.
The following table presents activity under our 2011 and 2012 ATM programs for the periods presented:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Total net consideration	$50,535.3	$40,044.1	$301,735.5
Common shares sold	688.3	555.1	4,579.3
Average price per share	$74.60	$73.73	$66.93
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2014, we had approximately 86.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Operating Partnerships
At December 31, 2014, approximately 8% of our consolidated multifamily apartment homes were held in Camden Operating, L.P (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2014, we held 92.2% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our ten trust managers owns Camden Operating common limited partnership units.

At December 31, 2011, Camden Operating had 4.0 million of 7.0% Series B Cumulative Redeemable Perpetual Preferred
Units outstanding. Distributions on the preferred units were payable quarterly in arrears. In February 2012, we redeemed all of these outstanding units at their redemption price of $25.00 per unit, or an aggregate of $100 million, plus accrued and unpaid distributions. In connection with this redemption, the unamortized issuance costs relating to these units of approximately $2.1 million were expensed in the first quarter of 2012.
At December 31, 2014, approximately 30% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2014, we held 94.2% of the outstanding common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2014, 2013 and 2012 as income tax expense. Income taxes for the years ended December 31, 2014, 2013 and 2012, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
The reconciliation of net income to REIT taxable income is set forth in the following table:

	Year Ended December 31,
(in thousands)	2014		2013		2012
Net income attributable to common shareholders	$292,089		$336,364		$283,390
(Income) loss from taxable REIT subsidiaries included above	(1,523)		(2,940)		3,323
Net income from REIT operations	$290,566		$333,424		$286,713
Book depreciation and amortization, including discontinued operations	238,989		223,198		213,479
Tax depreciation and amortization	(200,153)		(204,059)		(171,060)
Book/tax difference on gains/losses from capital transactions	(35,635)		(86,358)		(63,832)
Other book/tax differences, net	8,805		(9,427)		(40,961)
REIT taxable income	$302,572		$256,778		$224,339
Dividends paid deduction	(302,572)	(1)	(256,778)	(2)	(224,339)	(3)
Dividends paid in excess of taxable income	$—		$—		$—
(1) The dividends paid deduction includes estimated designated dividends from 2015 of approximately $84.0 million.
(2) We borrowed approximately $5.1 million from 2014 for designated dividends in 2013.
(3) We borrowed approximately $26.6 million from 2013 for designated dividends in 2012.
A schedule of per share distributions we paid and reported to our shareholders is set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
Common Share Distributions
Ordinary income	$1.23	$1.40	$0.96
Long-term capital gain	1.02	0.76	0.64
Unrecaptured Sec. 1250 gain	0.39	0.36	0.64
Total	$2.64	$2.52	$2.24
Percentage of distributions representing tax preference items	4.17%	4.95%	5.72%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2014, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $21.5 million which expire in years 2030 to 2034. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because we believe it is unlikely the available NOL’s will be utilized or if utilized, any amounts will be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.

The carrying value of net assets reported in our consolidated financial statements at December 31, 2014 exceeded the tax basis by approximately $1.2 billion.
Income Tax Expense. For the tax years ended December 31, 2014, 2013, and 2012, we had income tax expense of approximately $1.9 million, $1.8 million, and $1.2 million, respectively. Income tax for the year ended December 31, 2014, 2013, and 2012 was comprised mainly of state income tax, and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2014, 2013, and 2012, our deferred tax expense was not significant.
The Company and its subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2011 through 2013. Net income tax loss carry forwards and other tax attributes generated in years prior to 2011 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
7. Acquisitions, Dispositions, Impairment, Assets Held for Sale, and Discontinued Operations
Acquisitions of Operating Properties. During the year ended December 31, 2014, we completed the acquisition of one operating property as follows:

($ in millions) Acquisitions of Operating Properties	Location	Number of Apartment Homes	Date of Acquisition	Purchase Price
Camden Fourth Ward	Atlanta, GA	276	10/29/2014	$62.6
During 2013, we acquired three operating properties comprised of 1,118 units located in Houston, Texas, Tempe, Arizona, and Atlanta, Georgia for approximately $225.0 million.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisition of the operating properties described above as of the respective acquisition dates:

(in millions)	2014	2013
Assets acquired:
Buildings and improvements	$51.3	$192.0
Land	10.5	29.5
Intangible and other assets	0.9	4.5
Total assets acquired	$62.7	$226.0

Liabilities assumed:
Other liabilities	$0.4	$1.9
Total liabilities assumed	$0.4	$1.9
Net assets acquired	$62.3	$224.1

The related assets, liabilities, and results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. There was no contingent consideration associated with these acquisitions.
The operating property acquired in 2014 as discussed above contributed revenues of approximately $0.8 million and property expenses of approximately $0.3 million from its acquisition date through December 31, 2014. The three operating properties acquired in 2013 contributed revenues of approximately $10.8 million and property expenses of approximately $4.5 million from their respective acquisition dates through December 31, 2013. The 13 former joint ventures and seven operating properties acquired in 2012 contributed revenues of approximately $52.8 million and property expenses of approximately $21.0 million from their respective acquisition/consolidation dates through December 31, 2012. Operating properties from three of these former joint ventures acquired in 2012 were sold during the fourth quarter of 2013. The operating properties sold contributed revenues and property expenses of approximately $6.4 million and $3.1 million, respectively, from their respective acquisitions dates through December 31, 2012, and is included in income from discontinued operations discussed below.
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
Land Holding Dispositions and Impairment. In July 2014, we sold approximately 2.4 acres of land adjacent to an operating property in Dallas, Texas for approximately $0.8 million. We recognized a $1.2 million impairment charge related to this land parcel in June 2014, which represented the difference between the land holding’s carrying value and the fair value based upon the sales contract. During the year ended December 31, 2014, we also sold approximately 26.9 acres of land adjacent to current development and operating communities located in Atlanta, Georgia and Houston and Dallas, Texas for approximately $22.9 million and recognized a gain of approximately $3.6 million related to these land sales. During the year ended December 31, 2013, we sold two land parcels comprised of an aggregate of approximately 3.7 acres, adjacent to current development communities in Atlanta, Georgia and Houston, Texas, and recognized a gain of approximately $0.7 million.
Sale of Operating Properties. During the year ended December 31, 2014, we sold five operating properties comprised of 1,847 apartment homes located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for approximately $218.3 million and we recognized a gain of approximately $155.7 million relating to these property sales.
Operating Properties Held for Sale. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million.
Discontinued Operations. For the years ended December 31, 2013 and 2012, income from discontinued operations included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. For the year ended December 31, 2012, income from discontinued operations also included the results of operations of 11 operating properties, comprised of 3,213 apartment homes, sold during 2012. There were no discontinued operations during the year ended December 31, 2014.
The following is a summary of income from discontinued operations for the years presented below:

	Year Ended December 31,
(in thousands)	2013	2012
Property revenues	$24,322	$60,198
Property expenses	(10,552)	(27,557)
	$13,770	$32,641
Interest	—	(36)
Depreciation and amortization	(5,255)	(15,199)
Income from discontinued operations	$8,515	$17,406

Gain on sale of discontinued operations, net of tax	$182,160	$115,068
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)	(3,200)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$184,770	$129,274

8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two joint ventures for the year ended December 31, 2014 and 2013, and four joint ventures for the year ended December 31, 2012. The two joint ventures in which we held an equity investment at December 31, 2014 and 2013 are two discretionary investment funds (the "funds"), in which we had a 31.3% ownership interest at December 31, 2014 and a 20% ownership interest at December 31, 2013. We provide property and asset management and other services to the joint ventures which own operating properties and we may also provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	2014	2013
Total assets	$757.8	$790.2
Total third-party debt	523.6	530.7
Total equity	203.3	229.6

	2014	2013	2012
Total revenues (1)	$105.6	$93.9	$91.6	(2)
Gain on sale of operating properties, net of tax	18.5	112.4	49.7
Net income (loss)	26.9	120.7	50.5
Equity in income (3)	7.0	24.9	20.2

(1)
Excludes approximately $1.1 million, $7.4 million and $6.8 million of revenue for the years ended December 31, 2014, 2013 and 2012, respectively, related to the sale of two operating properties by the funds during the first quarter of 2014. These properties were held for sale within two of our unconsolidated joint ventures at December 31, 2013. Also excludes approximately $17.9 million and $33.5 million, respectively, related to discontinued operations from the sale of 16 operating properties within two of our unconsolidated joint ventures during 2013. Revenues for the year ended December 31, 2012 also excludes approximately $23.3 million related to discontinued operations from the sale of seven operating properties within two of our unconsolidated joint ventures during 2012.

(2)	Includes approximately $7.8 million of revenues for the year ended December 31, 2012 related to 13 previously unconsolidated joint ventures acquired by us during the year ended December 31, 2012.

(3)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.
In December 2014, the partnership agreements for each of the funds were amended, resulting in the extension of the term of each fund to December 31, 2026 and our ownership interests in the funds were increased from 20% to 31.3% effective December 23, 2014.
The funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2014, we had no outstanding guarantees related to loans of the funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and also may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $8.8 million, $10.0 million, and $11.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.
In February 2014, each of the funds sold an operating property, comprised of an aggregate of 558 apartment homes, for an aggregate of approximately $65.6 million. One of the operating properties was located in San Antonio, Texas and the other operating property was located in Houston, Texas. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the consolidated statements of income and comprehensive income.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2014	2013
Senior unsecured notes
5.08% Notes, due 2015	$249.9	$249.7
5.75% Notes, due 2017	246.5	246.4
4.70% Notes, due 2021	249.0	248.8
3.07% Notes, due 2022	347.0	346.7
5.00% Notes, due 2023	247.8	247.7
4.27% Notes, due 2024	249.6	249.5
3.59% Notes, due 2024	248.1	—
	$1,837.9	$1,588.8

Secured notes
0.91% – 5.63% Conventional Mortgage Notes, due 2018 – 2045	870.9	905.7
Tax-exempt Mortgage Note, due 2028 (1.30% floating rate)	34.7	36.3
	905.6	942.0
Total notes payable	$2,743.5	$2,530.8

Other floating rate debt included in secured notes (0.91%)	$175.0	$175.0
Value of real estate assets, at cost, subject to secured notes	$1,541.3	$1,582.5

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At December 31, 2014, we had no short-term balances outstanding, no balances outstanding on our $500 million unsecured line of credit, and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit.
In September 2014, we issued $250 million aggregate principal amount of 3.50% senior unsecured notes due September 2024 (the “2024 Notes”). The 2024 Notes were offered to the public at 99.231% of their face amount with a stated rate of 3.50% and a yield to maturity of 3.59%. We received net proceeds of approximately $245.7 million, net of underwriting discounts and other offering expenses. Interest on the 2024 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2015. We may redeem the 2024 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2024 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2024 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from this offering to repay outstanding balances on our unsecured line of credit and other short-term borrowings, and for general corporate purposes, including property acquisition and development in the ordinary course of business, capital expenditures and working capital.
At December 31, 2014 and 2013, the weighted average interest rate on our floating rate debt of approximately $209.7 million and $211.3 million, respectively, was approximately 1.0% for each of the years ended December 31, 2014 and 2013.

Our indebtedness had a weighted average maturity of 6.3 years at December 31, 2014. Scheduled repayments on outstanding debt and scheduled principal amortizations, and the respective weighted average interest rates on maturing debt at December 31, 2014 were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2015	$251.8	5.1%
2016 (1)	2.0	—
2017	249.0	5.7
2018	177.4	0.9
2019	646.5	5.3
Thereafter	1,416.8	4.0
Total	$2,743.5	4.4%

(1)	Includes only scheduled principal amortizations.
10. Share-based Compensation and Benefit Plans
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and on May 11, 2011 our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the “2011 Share Plan”). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

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

At December 31, 2014, approximately 5.5 million fungible units were available under the 2011 Share Plan, which results in approximately 1.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
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
Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.4 million and 0.2 million options were exercised during the years ended December 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $7.4 million, $5.3 million, and $12.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was no unrecognized compensation cost related to unvested options. Options generally have a vesting period of three to five years. At December 31, 2014, all options outstanding were exercisable and had a weighted average remaining life of approximately 4.1 years.

The following table summarizes outstanding share options and exercisable options at December 31, 2014:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	135,709	$30.06
$41.16-$43.94	119,242	42.46
$48.02-$64.75	66,860	50.84
Total options	321,811	$38.97

(1)
The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 was approximately $11.2 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $73.84 per share on December 31, 2014 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the year ended December 31, 2014, we granted approximately 0.1 million reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the year ended December 31, 2014 vested immediately and approximately $0.3 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the year ended December 31, 2014:

Year Ended December 31, 2014
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
Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is based on the market value of the shares on the date of grant and is generally amortized over the vesting period. In the event the holder of the share awards is reaching retirement eligibility age of 65 years and has met the service requirements as defined in the 2011 Share Plan, the value of the share awards is amortized from the date of grant to the retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At December 31, 2014, the unamortized value of previously issued unvested share awards was approximately $35.7 million which is expected to be amortized over the next four years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $17.1 million, $15.9 million, and $13.9 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $16.0 million, $14.7 million, and $13.7 million for 2014, 2013 and 2012, respectively. Total capitalized compensation cost for option and share awards was approximately $2.7 million, $2.2 million, and $1.4 million for 2014, 2013 and 2012, respectively.

The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2011	1,339,536	$42.27	818,754	$46.88
Granted	—	—	346,330	63.51
Exercised/Vested	(468,839)	40.86	(282,552)	49.28
Forfeited	(31,943)	60.56	(20,279)	52.05
Balance at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	350,615	69.56
Exercised/Vested	(183,871)	41.56	(309,396)	51.41
Forfeited	(20,522)	73.32	(72,174)	58.08
Balance at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	314,614	65.78
Exercised/Vested	(375,316)	47.85	(305,372)	55.97
Forfeited	(21,686)	62.32	(21,597)	64.14
Total options and nonvested share awards outstanding at December 31, 2014	321,811	$38.97	818,943	$63.39
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

	2014	2013	2012
Shares purchased	25,728	17,171	20,137
Weighted average fair value of shares purchased	$71.19	$62.59	$67.80
Expense recorded (in millions)	$0.5	$0.2	$0.3
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2014 and 2013, approximately 1.8 million and 1.9 million share awards were held in the rabbi trust, respectively. Additionally, as of December 31, 2014 and 2013, the rabbi trust held trading securities totaling approximately $43.7 million and $41.3 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2014 and 2013, approximately $24.7 million and $25.4 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the plan will not reduce a participant’s right to any vested amounts already credited to his or her account. Approximately 1.2 million share awards were held in the plan at both December 31, 2014 and 2013. Additionally, as of December 31, 2014 and 2013, the plan held trading securities totaling approximately $27.7 million and $18.1 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
In July 2013, we amended and restated the plan to permit diversification of fully vested share awards into other equity securities subject to a six month holding period. In February 2014, we further amended and restated the plan to clarify certain terms relating to the deferral based compensation. As a result of such action, the fully vested awards and the proportionate share of nonvested awards eligible for diversification were reclassified from additional paid in capital to temporary equity in our consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our consolidated statements of equity and perpetual preferred units. The following tables summarize the eligible share award activity as recorded in temporary equity from July 31, 2013, the effective date of the initial amended and restated plan, through December 31, 2014:

(in thousands)	Year Ended December 31, 2014	From July 31, 2013 to December 31, 2013
Temporary equity:
Balance at inception/beginning of period	$47,180	$—
Change in classification	7,702	37,958
Change in redemption value	17,921	9,575
Diversification of share awards	(4,669)	(353)
Balance at December 31	$68,134	$47,180
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation, subject to limitations. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for each of the years ended December 31, 2014, 2013 and 2012 was approximately $2.2 million. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
11. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2014				December 31, 2013
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$56.1	$—	$—	$56.1	$43.8	$—	$—	$43.8

(1) Approximately $1.5 million of participant cash was withdrawn from our deferred compensation plan investments during the year ended December 31, 2014.

Financial Instrument Fair Value Disclosures. As of December 31, 2014 and 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
The following table presents the carrying and estimated fair values of our notes payable for the years ended December 31:

	December 31, 2014		December 31, 2013
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,533.8	$2,666.1	$2,319.5	$2,391.5
Floating rate notes payable	209.7	203.7	211.3	201.4

Nonrecurring Fair Value Disclosures. There were no events during the years ended December 31, 2014 or 2013 which required fair value adjustments of our non-financial assets and non-financial liabilities. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.”
12. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Change in assets:
Other assets, net	$(2,145)	$(2,639)	$(2,443)
Change in liabilities:
Accounts payable and accrued expenses	19,296	(8,138)	2,320
Accrued real estate taxes	4,009	7,165	5,640
Other liabilities	(1,666)	22,139	(16,192)
Other	940	1,051	816
Change in operating accounts and other	$20,434	$19,578	$(9,859)
13. Commitments and Contingencies
Construction Contracts. As of December 31, 2014, we estimate the additional cost to complete 12 consolidated projects currently under construction to be approximately $371.2 million. We expect to fund this amount through a combination of cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.
Litigation. One of our wholly-owned subsidiaries previously acted as a general contractor for the construction of an apartment project in Florida which was subsequently sold and converted to condominium units by an unrelated third party. The condominium association instituted a lawsuit against our subsidiary and other unrelated third parties in Florida alleging negligent construction and failure to comply with building codes and claimed damages for the costs of repair arising out of the alleged defective construction as well as the recovery of incidental and consequential damages resulting from such alleged negligence. This matter was resolved in March 2014 and, pursuant to the terms of the settlement, we made a one-time payment to the association in an amount which was not material.
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

Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2014, we had earnest money deposits of approximately $1.3 million for potential acquisitions of land which are included in other assets, net in our consolidated balance sheets. Approximately $1.0 million of these deposits was non-refundable.
Lease Commitments. At December 31, 2014, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $3.0 million, $2.8 million, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum annual rental commitments for the years ending December 31, 2015 through 2019 are approximately $2.4 million, $2.7 million, $2.7 million, $2.5 million, and $2.3 million, respectively, and approximately $13.1 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2014, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2015. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

14. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

	2014	2013	2012
Net income attributable to common shareholders	$292,089	$336,364	$283,390
Transfers from the non-controlling interests:
Increase in equity for conversion and redemption of operating partnership units	52	52	8,994
Decrease in additional paid-in-capital for acquisition of remaining non-controlling interests in three consolidated joint ventures (1)	—	—	(19,549)
Change in common equity and net transfers from non-controlling interests	$292,141	$336,416	$272,835
(1) During the year ended December 31, 2012, we purchased the remaining non-controlling ownership interest in three fully consolidated joint ventures, comprised of 680 units located in Houston, Texas and Charlotte, North Carolina.
15. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, for the years ended December 31, 2014 and 2013, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total (a)
2014:
Revenues	$205,929		$208,492		$213,098		$216,459		$843,978
Net income attributable to common shareholders	40,036		35,272		38,283		178,498		292,089
Net income attributable to common shareholders per share – basic	0.45	(b)	0.40	(c)	0.43	(d)	1.99	(e)	3.29
Net income attributable to common shareholders per share – diluted	0.45	(b)	0.40	(c)	0.43	(d)	1.98	(e)	3.27
2013:
Revenues	$189,811		$194,983		$199,740		$204,317		$788,851
Net income attributable to common shareholders	63,476		72,172		70,720		129,996		336,364
Net income attributable to common shareholders per share – basic	0.72	(f)	0.82	(g)	0.80	(h)	1.47	(i)	3.82
Net income attributable to common shareholders per share – diluted	0.72	(f)	0.81	(g)	0.79	(h)	1.46	(i)	3.78

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)
Includes a $3,566, or $0.04 basic and diluted per share, impact related to our proportionate gain on sale of an operating property by each of our funds, which is included in equity in income of joint ventures.

(c)
Includes a $1,447, or $0.02 basic and diluted per share, impact related to a gain on sale of land, and a $1,152, or $0.01 basic and diluted per share, impact related to an impairment charge associated with land holdings

(d)	Includes a $1,808, or $0.02 basic and diluted per share, impact related to a gain on sale of land.

(e)
Includes a $155,680, or $1.76 basic and $1.73 diluted per share, impact related to the gain on sale of operating properties, and a $10,000, or $0.11 basic and diluted per share, impact related to incentive compensation expense as a result of joint venture restructuring.

(f)	Includes a $31,783, or $0.37 basic and $0.36 diluted per share, impact related to the gain on sale of discontinued operations.

(g)
Includes a $24,866, or $0.29 basic and $0.28 diluted per share, impact related to the gain on sale of discontinued operations, and a $13,032, or $0.15 basic and diluted per share, impact related to our proportionate gain on sale of 14 joint venture communities included in equity in income of joint ventures.

(h)	Includes an $34,410, or $0.39 basic and diluted per share, impact related to the gain on sale of discontinued operations.

(i)
Includes a $91,101, or $1.04 basic and $1.03 diluted per share, impact related to the gain on sale of discontinued operations and a $3,245, or $0.04 basic and diluted per share, impact related to our proportionate gain on sale of two operating properties by one of our unconsolidated joint ventures included in equity in income of joint ventures.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2014 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Copper Square	$4,825	$23,672	$6,574	$4,825	$30,246	$35,071	$13,749	$21,322		2000
Camden Foothills	11,006	33,343	—	11,006	33,343	44,349	542	43,807		2014
Camden Legacy	4,068	26,612	10,592	4,068	37,204	41,272	19,457	21,815		1998
Camden Montierra	13,687	31,727	4,767	13,687	36,494	50,181	2,780	47,401		2012
Camden Pecos Ranch	3,362	24,492	4,485	3,362	28,977	32,339	3,559	28,780		2012
Camden San Marcos	11,520	35,166	5,134	11,520	40,300	51,820	3,179	48,641		2012
Camden San Paloma	6,480	23,045	7,587	6,480	30,632	37,112	12,081	25,031		2002
Camden Sotelo	3,376	30,576	481	3,376	31,057	34,433	1,554	32,879		2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	7,597	9,381	61,807	71,188	24,723	46,465		2001
Camden Harbor View	16,079	127,459	7,683	16,079	135,142	151,221	45,591	105,630	92,716	2003
Camden Main and Jamboree	17,363	75,387	767	17,363	76,154	93,517	11,390	82,127	49,757	2008
Camden Martinique	28,401	51,861	16,153	28,401	68,014	96,415	34,197	62,218	34,751	1998
Camden Parkside	29,730	34,368	1,209	29,730	35,577	65,307	3,909	61,398		2012
Camden Sea Palms	4,336	9,930	3,105	4,336	13,035	17,371	7,035	10,336		1998
San Diego/Inland Empire
Camden Landmark	17,339	71,315	1,148	17,339	72,463	89,802	6,033	83,769		2012
Camden Old Creek	20,360	71,777	1,067	20,360	72,844	93,204	18,884	74,320		2007
Camden Sierra at Otay Ranch	10,585	49,781	4,388	10,585	54,169	64,754	19,355	45,399		2003
Camden Tuscany	3,330	36,466	3,779	3,330	40,245	43,575	13,766	29,809		2003
Camden Vineyards	4,367	28,494	2,356	4,367	30,850	35,217	11,952	23,265		2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	681	8,091	44,684	52,775	3,371	49,404		2012
Camden Caley	2,047	17,445	4,287	2,047	21,732	23,779	9,649	14,130	15,351	2000
Camden Denver West	6,396	51,552	1,407	6,396	52,959	59,355	3,472	55,883		2012
Camden Highlands Ridge	2,612	34,726	9,278	2,612	44,004	46,616	19,628	26,988		1996
Camden Interlocken	$5,293	$31,612	$7,717	$5,293	$39,329	$44,622	$18,449	$26,173	$27,431	1999
Camden Lakeway	3,915	34,129	11,030	3,915	45,159	49,074	21,503	27,571	29,267	1997
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	1,446	4,835	24,050	28,885	7,360	21,525		2005
Camden Clearbrook	2,384	44,017	925	2,384	44,942	47,326	11,810	35,516		2007
Camden College Park	16,409	91,503	1,462	16,409	92,965	109,374	12,491	96,883		2008
Camden Dulles Station	10,807	61,548	2,284	10,807	63,832	74,639	14,384	60,255		2008
Camden Fair Lakes	15,515	104,223	6,762	15,515	110,985	126,500	32,746	93,754		2005
Camden Fairfax Corner	8,484	72,953	3,900	8,484	76,853	85,337	21,266	64,071		2006
Camden Fallsgrove	9,408	43,647	4,353	9,408	48,000	57,408	14,231	43,177		2005
Camden Grand Parc	7,688	35,900	1,387	7,688	37,287	44,975	10,973	34,002		2005
Camden Lansdowne	15,502	102,267	4,865	15,502	107,132	122,634	32,559	90,075		2005
Camden Largo Town Center	8,411	44,163	2,589	8,411	46,752	55,163	13,748	41,415		2005
Camden Monument Place	9,030	54,089	852	9,030	54,941	63,971	13,980	49,991		2007
Camden NoMa	19,442	82,126	—	19,442	82,126	101,568	3,482	98,086		2014
Camden Potomac Yard	16,498	88,317	584	16,498	88,901	105,399	21,131	84,268		2008
Camden Roosevelt	11,470	45,785	923	11,470	46,708	58,178	14,159	44,019		2005
Camden Russett	13,460	61,837	3,746	13,460	65,583	79,043	19,913	59,130	45,063	2005
Camden Silo Creek	9,707	45,301	1,672	9,707	46,973	56,680	14,021	42,659		2005
Camden Summerfield	14,659	48,404	890	14,659	49,294	63,953	12,133	51,820		2008
Camden Summerfield II	4,459	20,566	5	4,459	20,571	25,030	2,707	22,323		2012
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	10,130	12,185	57,746	69,931	17,712	52,219		2005
Camden Boca Raton	2,201	49,499	—	2,201	49,499	51,700	599	51,101		2014
Camden Brickell	14,621	57,031	10,296	14,621	67,327	81,948	20,430	61,518		2005
Camden Doral	10,260	40,416	4,618	10,260	45,034	55,294	13,064	42,230		2005
Camden Doral Villas	6,476	25,543	5,294	6,476	30,837	37,313	9,210	28,103		2005
Camden Las Olas	12,395	79,518	7,803	12,395	87,321	99,716	26,091	73,625		2005
Camden Plantation	6,299	77,964	6,450	6,299	84,414	90,713	25,801	64,912		2005
Camden Portofino	9,867	38,702	3,994	9,867	42,696	52,563	13,141	39,422		2005
Orlando
Camden Hunter's Creek	4,156	20,925	4,317	4,156	25,242	29,398	7,418	21,980		2005
Camden Lago Vista	$3,497	$29,623	$1,281	$3,497	$30,904	$34,401	$10,348	$24,053		2005
Camden LaVina	12,907	42,569	58	12,907	42,627	55,534	6,148	49,386		2012
Camden Lee Vista	4,350	34,643	4,845	4,350	39,488	43,838	18,172	25,666		2000
Camden Orange Court	5,319	40,733	739	5,319	41,472	46,791	9,893	36,898		2008
Camden Renaissance	4,144	39,987	5,639	4,144	45,626	49,770	22,520	27,250		1997
Camden Town Square	13,127	45,997	33	13,127	46,030	59,157	4,968	54,189		2012
Camden World Gateway	5,785	51,821	5,516	5,785	57,337	63,122	16,296	46,826		2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	9,141	7,450	72,424	79,874	31,189	48,685		1998/2002
Camden Lakes	3,106	22,746	13,812	3,106	36,558	39,664	28,262	11,402		1997
Camden Montague	3,576	16,534	22	3,576	16,556	20,132	2,258	17,874		2012
Camden Preserve	1,206	17,982	6,578	1,206	24,560	25,766	11,860	13,906		1997
Camden Providence Lakes	2,020	14,855	6,343	2,020	21,198	23,218	9,526	13,692		2002
Camden Royal Palms	2,147	38,339	2,117	2,147	40,456	42,603	9,957	32,646		2007
Camden Westchase Park	11,955	36,254	80	11,955	36,334	48,289	4,221	44,068		2012
Camden Westshore	1,734	10,819	7,037	1,734	17,856	19,590	12,855	6,735		1997
Camden Woods	2,693	19,930	10,463	2,693	30,393	33,086	20,899	12,187		1999
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	6,536	7,174	38,520	45,694	11,909	33,785	22,624	2005
Camden Creekstone	5,017	19,912	619	5,017	20,531	25,548	1,854	23,694		2012
Camden Deerfield	4,895	21,922	5,523	4,895	27,445	32,340	8,313	24,027	19,220	2005
Camden Dunwoody	5,290	23,642	6,896	5,290	30,538	35,828	9,261	26,567	21,168	2005
Camden Fourth Ward	10,477	51,258	83	10,477	51,341	61,818	366	61,452		2014
Camden Midtown Atlanta	6,196	33,828	4,341	6,196	38,169	44,365	12,187	32,178	20,565	2005
Camden Peachtree City	6,536	29,063	3,365	6,536	32,428	38,964	10,349	28,615		2005
Camden Shiloh	4,181	18,798	4,210	4,181	23,008	27,189	7,142	20,047	10,576	2005
Camden St. Clair	7,526	27,486	6,751	7,526	34,237	41,763	10,707	31,056	21,646	2005
Camden Stockbridge	5,071	22,693	3,019	5,071	25,712	30,783	8,338	22,445	14,332	2005
Camden Vantage	11,787	68,822	918	11,787	69,740	81,527	3,578	77,949		2013
NEVADA
Las Vegas
Camden Bel Air	$3,594	$31,221	$6,775	$3,594	$37,996	$41,590	$22,551	$19,039		1998
Camden Breeze	2,894	15,828	5,309	2,894	21,137	24,031	12,176	11,855		1998
Camden Canyon	1,802	11,666	5,038	1,802	16,704	18,506	10,047	8,459		1998
Camden Centre	172	1,166	384	172	1,550	1,722	951	771		1998
Camden Commons	2,476	20,073	6,569	2,476	26,642	29,118	18,016	11,102		1998
Camden Cove	1,382	6,266	1,862	1,382	8,128	9,510	5,204	4,306		1998
Camden Del Mar	4,404	35,264	14,183	4,404	49,447	53,851	29,696	24,155		1998
Camden Fairways	3,969	15,543	9,981	3,969	25,524	29,493	16,874	12,619		1998
Camden Hills	853	7,834	1,703	853	9,537	10,390	5,988	4,402		1998
Camden Legends	1,370	6,382	1,355	1,370	7,737	9,107	4,344	4,763		1998
Camden Palisades	8,406	31,497	8,797	8,406	40,294	48,700	22,914	25,786		1998
Camden Pines	3,496	21,852	1,094	3,496	22,946	26,442	2,595	23,847		2012
Camden Pointe	2,058	14,879	3,242	2,058	18,121	20,179	9,782	10,397		1998
Camden Summit	11,212	18,399	992	11,212	19,391	30,603	2,186	28,417		2012
Camden Tiara	7,709	28,644	1,025	7,709	29,669	37,378	3,335	34,043		2012
Camden Vintage	3,641	19,255	5,565	3,641	24,820	28,461	15,199	13,262		1998
NORTH CAROLINA
Charlotte
Camden Ballantyne	4,503	30,250	7,150	4,503	37,400	41,903	11,842	30,061	26,025	2005
Camden Cotton Mills	4,246	19,147	5,358	4,246	24,505	28,751	7,936	20,815		2005
Camden Dilworth	516	16,633	1,715	516	18,348	18,864	5,181	13,683	13,073	2006
Camden Fairview	1,283	7,223	3,575	1,283	10,798	12,081	3,847	8,234		2005
Camden Foxcroft	1,408	7,919	3,547	1,408	11,466	12,874	4,337	8,537		2005
Camden Grandview	7,570	33,859	6,412	7,570	40,271	47,841	12,955	34,886		2005
Camden Sedgebrook	5,266	29,211	6,366	5,266	35,577	40,843	11,256	29,587	21,306	2005
Camden Simsbury	1,152	6,499	2,168	1,152	8,667	9,819	2,807	7,012		2005
Camden South End Square	6,625	29,175	5,981	6,625	35,156	41,781	10,825	30,956		2005
Camden Stonecrest	3,941	22,021	5,396	3,941	27,417	31,358	8,867	22,491		2005
Camden Touchstone	1,203	6,772	2,574	1,203	9,346	10,549	3,657	6,892		2005
Raleigh
Camden Crest	$4,412	$31,108	$2,982	$4,412	$34,090	$38,502	$10,698	$27,804		2005
Camden Governor's Village	3,669	20,508	2,732	3,669	23,240	26,909	7,592	19,317	13,004	2005
Camden Lake Pine	5,746	31,714	6,256	5,746	37,970	43,716	12,478	31,238	26,212	2005
Camden Manor Park	2,535	47,159	1,498	2,535	48,657	51,192	14,480	36,712	29,675	2006
Camden Overlook	4,591	25,563	7,747	4,591	33,310	37,901	10,378	27,523		2005
Camden Reunion Park	3,302	18,457	4,480	3,302	22,937	26,239	7,522	18,717	19,961	2005
Camden Westwood	4,567	25,519	4,103	4,567	29,622	34,189	9,401	24,788	19,907	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	222	2,684	21,153	23,837	5,654	18,183		2008
Camden Gaines Ranch	5,094	37,100	8,667	5,094	45,767	50,861	13,411	37,450		2005
Camden Huntingdon	2,289	17,393	8,229	2,289	25,622	27,911	13,566	14,345		1995
Camden Stoneleigh	3,498	31,285	6,495	3,498	37,780	41,278	10,530	30,748		2006
Corpus Christi
Camden Breakers	1,055	13,024	7,542	1,055	20,566	21,621	10,977	10,644		1996
Camden Copper Ridge	1,204	9,180	6,972	1,204	16,152	17,356	11,844	5,512		1993
Camden Miramar	—	38,784	17,524	—	56,308	56,308	19,811	36,497		1994-2014
Dallas/Fort Worth
Camden Addison	11,516	29,332	5,300	11,516	34,632	46,148	4,208	41,940		2012
Camden Belmont	12,521	61,522	762	12,521	62,284	74,805	5,682	69,123		2012
Camden Buckingham	2,704	21,251	8,326	2,704	29,577	32,281	14,147	18,134		1997
Camden Centreport	1,613	12,644	4,988	1,613	17,632	19,245	8,544	10,701		1997
Camden Cimarron	2,231	14,092	6,615	2,231	20,707	22,938	11,410	11,528		1997
Camden Farmers Market	17,341	74,193	13,002	17,341	87,195	104,536	34,023	70,513	50,711	2001/2005
Camden Henderson	3,842	15,256	113	3,842	15,369	19,211	1,550	17,661		2012
Camden Legacy Creek	2,052	12,896	5,590	2,052	18,486	20,538	9,481	11,057		1997
Camden Legacy Park	2,560	15,449	6,405	2,560	21,854	24,414	11,121	13,293	13,866	1997
Camden Valley Park	3,096	14,667	13,279	3,096	27,946	31,042	24,000	7,042		1994
Houston
Camden City Centre	4,976	44,735	954	4,976	45,689	50,665	11,962	38,703	33,795	2007
Camden City Centre II	$5,101	$28,131	$19	$5,101	$28,150	$33,251	$2,612	$30,639		2013
Camden Greenway	16,916	43,933	15,942	16,916	59,875	76,791	27,237	49,554	52,360	1999
Camden Holly Springs	11,108	42,852	7,401	11,108	50,253	61,361	5,594	55,767		2012
Camden Midtown	4,583	18,026	8,231	4,583	26,257	30,840	12,532	18,308	28,058	1999
Camden Oak Crest	2,078	20,941	3,363	2,078	24,304	26,382	9,470	16,912	17,309	2003
Camden Park	4,922	16,453	2,035	4,922	18,488	23,410	2,133	21,277		2012
Camden Plaza	7,204	31,044	635	7,204	31,679	38,883	4,535	34,348	21,120	2007
Camden Post Oak	14,302	92,557	6,030	14,302	98,587	112,889	5,406	107,483		2013
Camden Royal Oaks	1,055	20,046	520	1,055	20,566	21,621	6,482	15,139		2006
Camden Royal Oaks II	587	12,743	14	587	12,757	13,344	1,642	11,702		2012
Camden Stonebridge	1,016	7,137	3,637	1,016	10,774	11,790	6,822	4,968		1993
Camden Sugar Grove	7,614	27,594	1,056	7,614	28,650	36,264	3,138	33,126		2012
Camden Travis Street	1,780	29,104	274	1,780	29,378	31,158	6,639	24,519	21,614	2010
Camden Vanderbilt	16,076	44,918	17,200	16,076	62,118	78,194	35,596	42,598	73,165	1994/1997
Camden Whispering Oaks	1,188	26,242	369	1,188	26,611	27,799	6,984	20,815		2008

Total Current communities:	$985,522	$5,075,096	$672,409	$985,522	$5,747,505	$6,733,027	$1,736,404	$4,996,623	$905,628

Communities under construction:
Name / location
Camden Chandler Chandler, AZ	$—	$36,448	$—	$—	$36,448	$36,448	$4	$36,444		N/A
Camden Flatirons (1) Denver, CO	—	74,231	—	—	74,231	74,231	906	73,325		N/A
Camden Gallery Charlotte, NC	—	28,915	—	—	28,915	28,915		28,915		N/A
Camden Glendale Glendale, CA	$—	$94,797	$—	$—	$94,797	$94,797	$3	$94,794		N/A
Camden Hayden (1) Tempe, AZ	—	41,085	—	—	41,085	41,085	84	41,001		N/A
Camden La Frontera (1) Round Rock, TX	—	34,949	—	—	34,949	34,949	416	34,533		N/A
Camden Lamar Heights (1) Austin, TX	—	45,564	—	—	45,564	45,564	470	45,094		N/A
Camden Lincoln Station Denver, CO	—	8,403	—	—	8,403	8,403		8,403		N/A
Camden McGowen Station Houston, TX	—	11,214	—	—	11,214	11,214		11,214		N/A
Camden Paces (1) Atlanta, GA	—	98,337	—	—	98,337	98,337	568	97,769		N/A
Camden Victory Park Dallas, TX	—	33,169	—	—	33,169	33,169	7	33,162		N/A
The Camden Los Angeles, CA	—	61,698	—	—	61,698	61,698		61,698		N/A

Total Communities under construction:	$—	$568,810	$—	$—	$568,810	$568,810	$2,458	$566,352	$—

Development pipeline communities:
Name/location
Camden Atlantic Plantation, FL	$—	$12,759	$—	$—	$12,759	$12,759		$12,759		N/A
Camden Buckhead Atlanta, GA	—	20,908	—	—	20,908	20,908		20,908		N/A
Camden Conte Houston, TX	—	18,303	—	—	18,303	18,303		18,303		N/A
Camden NoMa II Washington, DC	—	22,149	—	—	22,149	22,149		22,149		N/A
Camden Shady Grove Rockville, MD	—	31,597	—	—	31,597	31,597		31,597		N/A

Total Development pipeline communities:	$—	$105,716	$—	$—	$105,716	$105,716	$—	$105,716	$—

Land Holdings	$—	$10,550	$—	$—	$10,550	$10,550		$10,550		N/A
Corporate	—	3,413	—	—	3,413	3,413		3,413		N/A

	$—	$13,963	$—	$—	$13,963	$13,963	$—	$13,963	$—

TOTAL	$985,522	$5,763,585	$672,409	$985,522	$6,435,994	$7,421,516	$1,738,862	$5,682,654	$905,628
(1) Properties are in lease-up at December 31, 2014. Balances presented here includes costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2014. These costs related to completed unit turns for these properties.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2014 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2014	2013	2012
Balance, beginning of period	$7,072,181	$6,673,914	$5,819,540
Additions during period:
Acquisition of operating properties and unconsolidated joint ventures	61,736	221,421	797,477
Development and repositions	469,048	306,950	232,296
Improvements	58,233	67,049	60,426
Deductions during period:
Cost of real estate sold – other	(172,475)	(197,153)	(176,872)
Classification to held for sale	(67,207)	—	(58,953)
Balance, end of period	$7,421,516	$7,072,181	$6,673,914
The changes in accumulated depreciation for the years ended December 31:
	2014	2013	2012
Balance, beginning of period	$1,643,713	$1,518,896	$1,432,799
Depreciation of real estate assets	229,256	203,897	185,546
Dispositions	(94,043)	(79,080)	(72,465)
Transfers to held for sale	(40,064)	—	(26,984)
Balance, end of period	$1,738,862	$1,643,713	$1,518,896
The aggregate cost for federal income tax purposes at December 31, 2014 was $6.4 billion.

S-2