Form 10-Q
period 2015-03-31
CAMDEN PROPERTY TRUST
filed 2015-05-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 24, 2015, 86,841,754 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2015	December 31, 2014
Assets
Real estate assets, at cost
Land	$1,012,684	$1,003,422
Buildings and improvements	5,979,985	5,890,498
	$6,992,669	$6,893,920
Accumulated depreciation	(1,798,955)	(1,738,862)
Net operating real estate assets	$5,193,714	$5,155,058
Properties under development, including land	519,454	527,596
Investments in joint ventures	36,526	36,429
Properties held for sale	—	27,143
Total real estate assets	$5,749,694	$5,746,226
Accounts receivable – affiliates	25,652	25,977
Other assets, net	122,326	124,888
Cash and cash equivalents	174,353	153,918
Restricted cash	5,034	5,898
Total assets	$6,077,059	$6,056,907
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,838,203	$1,837,911
Secured	904,914	905,628
Accounts payable and accrued expenses	134,438	157,232
Accrued real estate taxes	23,269	39,149
Distributions payable	64,261	60,386
Other liabilities	102,163	100,058
Total liabilities	$3,067,248	$3,100,364
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	69,902	68,134
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,646 and 100,620 issued; 97,586 and 97,604 outstanding at March 31, 2015 and December 31, 2014, respectively	976	976
Additional paid-in capital	3,656,105	3,667,448
Distributions in excess of net income attributable to common shareholders	(403,518)	(453,777)
Treasury shares, at cost (10,741 and 10,975 common shares at March 31, 2015 and December 31, 2014, respectively)	(388,181)	(396,626)
Accumulated other comprehensive loss	(2,382)	(2,419)
Total common equity	$2,863,000	$2,815,602
Non-controlling interests	76,909	72,807
Total equity	$2,939,909	$2,888,409
Total liabilities and equity	$6,077,059	$6,056,907
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Property revenues
Rental revenues	$186,857	$178,964
Other property revenues	28,577	26,965
Total property revenues	$215,434	$205,929
Property expenses
Property operating and maintenance	$52,998	$50,747
Real estate taxes	25,413	23,577
Total property expenses	$78,411	$74,324
Non-property income
Fee and asset management	$1,563	$3,023
Interest and other income	60	288
Income on deferred compensation plans	1,864	681
Total non-property income	$3,487	$3,992
Other expenses
Property management	$5,962	$5,839
Fee and asset management	1,076	1,259
General and administrative	9,748	9,545
Interest	24,612	23,133
Depreciation and amortization	61,530	57,396
Amortization of deferred financing costs	798	841
Expense on deferred compensation plans	1,864	681
Total other expenses	$105,590	$98,694
Gain on sale of operating properties, including land	85,192	354
Equity in income of joint ventures	1,382	4,290
Income from continuing operations before income taxes	$121,494	$41,547
Income tax expense	(429)	(474)
Income from continuing operations	$121,065	$41,073
Net income	$121,065	$41,073
Less income allocated to non-controlling interests from continuing operations	(5,466)	(1,037)
Net income attributable to common shareholders	$115,599	$40,036
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Earnings per share – basic	$1.29	$0.45
Earnings per share – diluted	$1.27	$0.45
Distributions declared per common share	$0.70	$0.66
Weighted average number of common shares outstanding – basic	88,987	87,651
Weighted average number of common shares outstanding – diluted	90,464	88,824
Condensed Consolidated Statements of Comprehensive Income:
Net income	$121,065	$41,073
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	37	15
Comprehensive income	$121,102	$41,088
Less income allocated to non-controlling interests from continuing operations	(5,466)	(1,037)
Comprehensive income attributable to common shareholders	$115,636	$40,051
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
Net income			115,599			5,466	121,065
Other comprehensive income					37		37
Net share awards		(2,726)		8,444			5,718
Employee share purchase plan		65		1			66
Common share options exercised		176					176
Change in classification of deferred compensation plan		(1,024)					(1,024)
Change in redemption value of non-qualified share awards			(3,764)				(3,764)
Diversification of share awards within deferred compensation plan		1,668	1,352				3,020
Conversions of operating partnership units		16				(16)	—
Cash distributions declared to equity holders			(62,928)			(1,328)	(64,256)
Purchase of non-controlling interests		(9,480)				(20)	(9,500)
Other		(38)					(38)
Equity, March 31, 2015	$976	$3,656,105	$(403,518)	$(388,181)	$(2,382)	$76,909	$2,939,909

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$121,065	$41,073
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	61,530	57,396
Gain on sale of operating properties, including land	(85,192)	(354)
Distributions of income from joint ventures	1,203	3,873
Equity in income of joint ventures	(1,382)	(4,290)
Share-based compensation	3,919	3,626
Amortization of deferred financing costs	798	841
Net change in operating accounts and other	(25,405)	(8,146)
Net cash from operating activities	$76,536	$94,019
Cash flows from investing activities
Proceeds from sales of operating properties, including land	112,180	5,749
Development and capital improvements	(97,754)	(110,085)
Distributions from investments in joint ventures	82	5,853
Other	(366)	(743)
Net cash from investing activities	$14,142	$(99,226)
Cash flows from financing activities
Distributions to common shareholders and non-controlling interests	$(60,386)	$(56,787)
Purchase of non-controlling interests	(9,500)	—
Borrowings on unsecured line of credit and other short-term borrowings	—	310,000
Repayments on unsecured line of credit and other short-term borrowings	—	(250,000)
Repayment of notes payable	(714)	(1,087)
Net decrease in accounts receivable – affiliates	325	1,579
Other	32	476
Net cash from financing activities	$(70,243)	$4,181
Net increase (decrease) in cash and cash equivalents	20,435	(1,026)
Cash and cash equivalents, beginning of period	153,918	17,794
Cash and cash equivalents, end of period	$174,353	$16,768
Supplemental information
Cash paid for interest, net of interest capitalized	$14,420	$5,307
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$64,261	$59,728
Value of shares issued under benefit plans, net of cancellations	17,297	18,502
Net change in redemption of non-qualified share awards	2,412	10,694
Accrual associated with construction and capital expenditures	25,637	22,111
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of March 31, 2015, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,452 apartment homes across the United States. Of the 180 properties, 12 properties were under construction, and when completed will consist of a total of 4,006 apartment homes. We also own land holdings which we may develop into multifamily apartment communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners indicate we do not have a controlling financial interest. We did not have any interests in VIEs at March 31, 2015 or December 31, 2014.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the full year.

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

The carrying values of below market leases and in-place leases at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
(in millions)	2015	2014
Below market leases (Gross carrying value)	$0.5	$0.5
Accumulated amortization	(0.5)	(0.4)
Value of below market leases, net	$—	$0.1

In-place leases (Gross carrying value)	$3.0	$3.0
Accumulated amortization	(2.8)	(2.5)
Value of in-place leases, net	$0.2	$0.5
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenues related to below market leases	$0.1	$0.2
Amortization of in-place leases	$0.3	$1.0
The weighted average amortization period of below market leases and in-place leases was approximately eight months and seven months for the three months ended March 31, 2015 and 2014, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. There were no impairment charges recorded for the three months ended March 31, 2015 or 2014.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $5.3 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively. Capitalized real estate taxes were approximately $0.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

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
Non-recurring Fair Value Disclosures. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at “Asset Impairment.” Non-recurring fair value disclosures are not provided for impairments on assets disposed during the period because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt ASU 2014-09 as of January 1, 2017 and are currently evaluating the impact this standard may have on our financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), "Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies whether limited partnerships and similar entities are VIEs or voting interest entities and eliminates the presumption a general partner should consolidate a limited partnership. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We expect to adopt ASU 2015-02 as of January 1, 2016 and do not expect it to have a material effect on our financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and retrospective application required. We expect to adopt ASU 2015-03 as of January 1, 2016 and do not expect it to have a material impact on our financial statements.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.5 million and 2.1 million for the three months ended March 31, 2015 and 2014, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Earnings per common share calculation – basic
Net income attributable to common shareholders	$115,599	$40,036
Amount allocated to participating securities	(1,052)	(352)
Net income attributable to common shareholders – basic	$114,547	$39,684

Earnings per common share – basic	$1.29	$0.45

Weighted average number of common shares outstanding – basic	88,987	87,651

Earnings per common share calculation – diluted
Net income attributable to common shareholders, net of amount allocated to participating securities	$114,547	$39,684
Income allocated to common units from continuing operations	766	310
Net income attributable to common shareholders – diluted	$115,313	$39,994

Earnings per common share – diluted	$1.27	$0.45

Weighted average number of common shares outstanding – basic	88,987	87,651
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	391	360
Common units	1,086	813
Weighted average number of common shares outstanding – diluted	90,464	88,824

4. Common Shares
In November 2014, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions.

There were no shares sold during the three months ended March 31, 2015 or 2014. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No shares were sold subsequent to March 31, 2015 through the date of this filing.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2015, we had approximately 86.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Land. We did not acquire any land in the first quarter of 2015. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million.
In April 2015, we signed an agreement to acquire approximately 50.0 acres of land located in Phoenix, Arizona for approximately $36.3 million.

Acquisition of Non-Controlling Ownership Interest. In March 2015, we purchased the remaining 0.01% non-controlling interest in two fully consolidated joint ventures, which own an aggregate 798 units located in College Park, Maryland and Irvine, California, for approximately $9.5 million. The acquisitions of the remaining ownership interest were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional paid-in capital. See Note 13, "Non-controlling Interests," for the effect of changes in ownership interests of these joint ventures on the equity attributable to common shareholders.

Land Holding Dispositions. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million. In March 2014, we sold approximately 3.0 acres of land adjacent to a development community in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million.

Sale of Operating Properties. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two joint ventures at March 31, 2015, December 31, 2014 and March 31, 2014. The two joint ventures are two discretionary investment funds (the "funds"), in which we had a 31.3% ownership interest at March 31, 2015 and December 31, 2014, and a 20% ownership interest at March 31, 2014. We provide property and asset management and other services to the joint ventures which own operating properties and we may also provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	March 31, 2015	December 31, 2014
Total assets	$751.6	$757.8
Total third-party debt	527.3	523.6
Total equity	203.9	203.3

	Three Months Ended
	March 31,
(in millions)	2015	2014
Total revenues (1)	$27.5	$25.1
Gain on sale of operating properties, net of tax	—	18.5
Net income	2.7	20.0
Equity in income (2)	1.4	4.3

(1)	Excludes approximately $1.1 million for the three months ended March 31, 2014, related to the sale of two operating properties by the funds during the first quarter of 2014.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.

The funds have been funded in part with secured third-party debt. As of March 31, 2015, we had no outstanding guarantees related to loans of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest. Fees earned for these services were approximately $1.4 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

In March 2015, we completed the formation of a third discretionary investment fund ("Fund III") with an unaffiliated third party for additional multifamily investments of up to $450.0 million (including leverage of approximately 70% of the estimated value of the underlying real estate). Our ownership in this unconsolidated joint venture is 20%. As of March 31, 2015, Fund III owned no properties.

In February 2014, two of the funds each sold an operating property, comprised of an aggregate of 558 apartment homes, for an aggregate of approximately $65.6 million. One of the operating properties was located in San Antonio, Texas and the other operating property was located in Houston, Texas. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2015	December 31, 2014
Senior unsecured notes
5.08% Notes, due 2015	$249.9	$249.9
5.75% Notes, due 2017	246.5	246.5
4.70% Notes, due 2021	249.0	249.0
3.07% Notes, due 2022	347.1	347.0
5.00% Notes, due 2023	247.9	247.8
4.27% Notes, due 2024	249.6	249.6
3.59% Notes, due 2024	248.2	248.1
	$1,838.2	$1,837.9

Secured notes
0.95% – 5.63% Conventional Mortgage Notes, due 2018 – 2045	870.6	870.9
Tax-exempt Mortgage Note, due 2028 (1.26% floating rate)	34.3	34.7
	904.9	905.6
Total notes payable	$2,743.1	$2,743.5

Other floating rate debt included in secured notes (0.95%)	$175.0	$175.0

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

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2015, we had no balance outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit.

At March 31, 2015 and 2014, we had outstanding floating rate debt of approximately $209.4 million and $270.9 million, respectively, which includes our unsecured line of credit and short-term borrowings, and the weighted average interest rate on such debt was approximately 1.0% for each of the three months ended March 31, 2015 and 2014.

Our indebtedness had a weighted average maturity of 6.1 years at March 31, 2015. Set forth below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2015, were as follows:

(in millions)	Amount	Weighted Average Interest Rate
2015	$251.4	5.1%
2016 (1)	2.0	—
2017	249.0	5.8
2018	177.4	1.0
2019	646.5	5.3
Thereafter	1,416.8	4.0
Total	$2,743.1	4.4%

(1)	Includes only scheduled principal amortizations.

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

At March 31, 2015, approximately 4.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.4 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million and 0.2 million options were exercised during the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of options exercised was approximately $2.0 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was no unrecognized compensation cost related to unvested options. At March 31, 2015, all options outstanding were exercisable and had a weighted average remaining life of approximately 3.9 years.

The following table summarizes outstanding share options, all of which were exercisable, at March 31, 2015:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	105,015	$30.06
$41.16 - $43.94	119,242	42.46
$48.02 - $75.17	70,948	60.92
Total options	295,205	$42.49

(1)
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2015 was $10.5 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $78.13 per share on March 31, 2015 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the three months ended March 31, 2015, we granted approximately 26.8 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the three months ended March 31, 2015 vested immediately and approximately $0.2 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Weighted average fair value of options granted	$5.52 - $7.38
Expected volatility	16.5% - 18.8%
Risk-free interest rate	1.0% - 1.3%
Expected dividend yield	3.5% - 3.7%
Expected life	3 years - 4 years

Our computation of expected volatility for 2015 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At March 31, 2015, the unamortized value of previously issued unvested share awards was approximately $47.3 million, which is expected to be amortized over the next four years. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was approximately $17.6 million and $15.5 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.1 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. Total capitalized compensation cost for option and share awards was approximately $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2015:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	233,902	74.40
Exercised/Vested	(53,358)	37.69	(292,195)	60.24
Forfeited	—	—	(1,570)	65.93
Total options and nonvested share awards outstanding at March 31, 2015	295,205	$42.49	759,080	$67.99

Non-Qualified Deferred Compensation Plan. In February 2014, we adopted the Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan to clarify certain terms in the existing plan relating to the deferral of performance based compensation. As a result of such action, the fully vested awards and the proportionate share of nonvested awards eligible for diversification were reclassified from additional paid in capital to temporary equity in our condensed consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our condensed consolidated statements of equity.

The following table summarizes the eligible share award activity as recorded in temporary equity for the three months ended March 31, 2015:

Three Months Ended
(in thousands)	March 31, 2015
Temporary equity:
Balance at December 31, 2014	$68,134
Change in classification	1,024
Change in redemption value	3,764
Diversification of share awards	(3,020)
Balance at March 31, 2015	$69,902

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Change in assets:
Other assets, net	$5,498	$2,313
Change in liabilities:
Accounts payable and accrued expenses	(14,289)	5,965
Accrued real estate taxes	(15,857)	(13,714)
Other liabilities	(1,049)	(2,953)
Other	292	243
Change in operating accounts and other	$(25,405)	$(8,146)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2015, we estimate the additional cost to complete 11 consolidated projects currently under construction to be approximately $394.0 million. We expect to fund this amount through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2015, we had earnest money deposits of approximately $1.3 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $1.0 million of these deposits was non-refundable. In April 2015, concurrent with executing an agreement to acquire approximately 50.0 acres of land located in Phoenix, Arizona, we made a one-time non-refundable payment of approximately $11.9 million.

Lease Commitments. At March 31, 2015, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Minimum annual rental commitments for the remainder of 2015 are $1.6 million, and for the years ending December 31, 2016 through 2019 are approximately $2.7 million, $2.7 million, $2.5 million, and $2.3 million, respectively, and approximately $13.1 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014 as income tax expense. Income taxes for the three months ended March 31, 2015 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2015.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2015				December 31, 2014
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$60.2	$—	$—	$60.2	$56.1	$—	$—	$56.1

(1)	Approximately $2.2 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2015.

Financial Instrument Fair Value Disclosures. As of March 31, 2015 and December 31, 2014, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
The following table presents the carrying and estimated fair values of our notes payable at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,533.7	$2,687.1	$2,533.8	$2,666.1
Floating rate notes payable	209.4	202.5	209.7	203.7

Non-recurring Fair Value Measurements. There were no events during the three months ended March 31, 2015 or 2014 which required fair value adjustments of our non-financial assets and non-financial liabilities. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income attributable to common shareholders	$115,599	40,036
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	16	—
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	(9,480)	—
Change in common equity and net transfers from non-controlling interests	$106,135	$40,036

(1)	Refer to Note 5, "Acquisitions and Dispositions," for further discussion of acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of March 31, 2015, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,452 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three months ended March 31, 2015 reflect an increase in same store revenues of 4.6% as compared to the same period in 2014. We believe this increase was due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2015 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2015, we had a total of 12 projects under construction to be comprised of 4,006 apartment homes, with initial occupancy scheduled to occur within the next 25 months. The 12 projects included 11 projects which were consolidated and one project, to be comprised of 266 apartment homes, which was owned by one of the discretionary funds ("the funds"), in which we have a 31.3% interest. As of March 31, 2015, we estimate the additional cost to complete the construction of 11 consolidated projects to be approximately $394.0 million.
Acquisitions
In April 2015, we signed an agreement to acquire approximately 50.0 acres of land located in Phoenix, Arizona for approximately $36.3 million.
Dispositions
In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and recognized a gain of approximately $85.1 million relating to these property sales.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings, and secured mortgages.
As of March 31, 2015, we had approximately $174.4 million in cash and cash equivalents and no balances outstanding on our $500 million unsecured line of credit and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. We believe debt maturing in 2015 is manageable at $251.4 million, which represents approximately 9% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.4 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2015		December 31, 2014
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Las Vegas, Nevada	4,918	15	4,918	15
Tampa, Florida	4,048	10	4,880	11
Atlanta, Georgia	3,867	12	3,867	12
Orlando, Florida	3,540	9	3,540	9
Austin, Texas	3,360	10	3,030	9
Raleigh, North Carolina	3,054	8	3,054	8
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,487	11	2,487	11
Los Angeles/Orange County, California	2,481	6	2,481	6
Phoenix, Arizona	2,315	8	2,315	8
Denver, Colorado	1,941	6	1,941	6
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	58,446	168	58,948	168
Properties Under Construction
Denver, Colorado	691	2	691	2
Phoenix, Arizona	614	2	614	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Dallas, Texas	423	1	423	1
Washington, D.C. Metro	405	1	—	—
Atlanta, Georgia	379	1	379	1
Houston, Texas	315	1	315	1
Austin, Texas	—	—	614	2
Total Properties Under Construction	4,006	12	4,215	13
Total Properties	62,452	180	63,163	181
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina (2)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	55,174	158	55,885	159

(1)	Refer to Note 6, “Investments in Joint Ventures,” in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Represents a property under development owned by one of the funds. See communities under construction below for details.

Dispositions
During the three months ended March 31, 2015, we sold two consolidated operating properties as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Ridgecrest	Austin, TX	284	1/15/2015
Camden Bayside	Tampa, FL	832	1/30/2015
Consolidated total		1,116
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended March 31, 2015.
Completed Construction in Lease-Up
At March 31, 2015, we had four consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred	% Leased at 4/26/2015	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Property
Camden Boca Raton
Boca Raton, FL	261	$51.5	95% (1)	4Q14	2Q15
Camden Foothills
Scottsdale, AZ	220	44.4	71%	4Q14	3Q15
Camden La Frontera
Round Rock, TX	300	35.6	96% (1)	1Q15	2Q15
Camden Lamar Heights
Austin, TX	314	46.5	87%	1Q15	3Q15
Consolidated total	1,095	$178.0

(1)	Property reached stabilization subsequent to March 31, 2015.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2015 included approximately $519.5 million related to properties under development and land. Of this amount, approximately $422.9 million related to our projects currently under construction. In addition, we had approximately $96.6 million primarily invested in land held for future development and land holdings, which included approximately $85.6 million related to projects we expect to begin constructing during the next three years, and approximately $11.0 million invested in land holdings which we may develop in the future.

Communities Under Construction. At March 31, 2015, we had 11 consolidated properties and one property held by one of the funds, in which we own a 31.3% interest, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Flatirons (1)
Denver, CO	424	$78.0	$77.7	$24.1	2Q15	3Q16
Camden Paces (2)
Atlanta, GA	379	110.0	104.2	50.0	3Q15	4Q16
Camden Hayden (3)
Tempe, AZ	234	48.0	43.4	16.4	2Q15	4Q15
Camden Chandler (4)
Chandler, AZ	380	75.0	48.6	35.0	1Q16	1Q17
Camden Glendale (5)
Glendale, CA	303	115.0	107.3	100.6	3Q15	1Q16
Camden Gallery
Charlotte, NC	323	58.0	34.6	34.6	1Q16	3Q16
Camden Victory Park
Dallas, TX	423	82.0	40.9	40.9	1Q16	1Q18
The Camden
Los Angeles, CA	287	145.0	72.9	72.9	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	9.8	9.8	2Q17	1Q18
Camden McGowen Station
Houston, TX	315	90.0	11.8	11.8	4Q17	1Q19
Camden NoMa II
Washington, DC	405	115.0	26.8	26.8	4Q17	4Q19
Consolidated total	3,740	$972.0	$578.0	$422.9

Unconsolidated Community Under Construction
Camden Southline (6)
Charlotte, NC	266	$48.0	$41.7	$32.5	3Q15	1Q16

(1)	Property in lease-up and was 55% leased at April 26, 2015.

(2)	Property in lease-up and was 43% leased at April 26, 2015.

(3)	Property in lease-up and was 33% leased at April 26, 2015.

(4)	Property in lease-up and was 15% leased at April 26, 2015.

(5)	Property in lease-up and was 5% leased at April 26, 2015.

(6)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest. Property in lease-up and was 22% leased at April 26, 2015.

Development Pipeline Communities. At March 31, 2015, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Shady Grove
Rockville, MD	457	$116.0	$32.3
Camden Buckhead
Atlanta, GA	336	80.0	21.3
Camden Conte (2)
Houston, TX	519	170.0	19.1
Camden Atlantic
Plantation, FL	286	62.0	12.9
Total	1,598	$428.0	$85.6

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	The property will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At March 31, 2015, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Tampa, FL	4.8	1.5
Other (1)	—	5.3
Total	24.4	$11.0

(1)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2015 and 2014 are as follows:

($ in thousands)	Three Months Ended
	March 31,
	2015	2014
Average monthly property revenue per apartment home	$1,393	$1,304
Annualized total property expenses per apartment home	$6,083	$5,646
Weighted average number of operating apartment homes owned 100%	51,558	52,659
Weighted average occupancy of operating apartment homes owned 100% *	95.6%	95.6%

*	Our one student housing community is excluded from this calculation.

Property-Level Operating Results (1)
The following tables present the property-level revenues and property-level expenses for the three months ended March 31, 2015 as compared to the same period in 2014:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2015	2015	2014	$	%
Property revenues:
Same store communities	47,878	$198,132	$189,405	$8,727	4.6%
Non-same store communities	2,461	10,262	6,440	3,822	59.3
Development and lease-up communities	4,835	4,908	3	4,905	*
Dispositions/other	—	2,132	10,081	(7,949)	(78.9)
Total property revenues	55,174	$215,434	$205,929	$9,505	4.6%
Property expenses:
Same store communities	47,878	$71,825	$67,657	$4,168	6.2%
Non-same store communities	2,461	3,125	2,502	623	24.9
Development and lease-up communities	4,835	2,595	17	2,578	*
Dispositions/other	—	866	4,148	(3,282)	(79.1)
Total property expenses	55,174	$78,411	$74,324	$4,087	5.5%

*	Not a meaningful percentage

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2014. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2014. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2014. Dispositions/other includes operating properties sold subsequent to January 1, 2014 and also includes results from non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store rental revenues increased approximately $7.0 million during the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to a 4.1% increase in average rental rates for our same store portfolio during the three months ended March 31, 2015, as compared to the same period in 2014. We believe the increase to rental revenue was due in part to more individuals choosing to rent verses buy as evidenced by the moderating level of homeownership levels and the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing. Additionally, there was a $1.7 million increase in other property revenue during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in miscellaneous income and income from our bulk internet rebilling program.

Property expenses from our same store communities increased approximately $4.2 million, or 6.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities during the three months ended March 31, 2015. The increase was also due to higher salaries, higher bulk internet rebilling program expenses and higher repair and maintenance costs.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $8.7 million for the three months ended March 31, 2015, as compared to the same period in 2014. Property expenses from non-same store and development and lease-up communities increased approximately $3.2 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in revenues and expenses in our non-same store communities during the three months ended March 31, 2015 was primarily due to the acquisition of one operating property during the fourth quarter of 2014, and the stabilization of one operating property during the fourth quarter of 2014. The increase in revenues and expense in our development and lease-up communities was primarily due to the completion and partial lease up of four properties in the fourth quarter of 2014 and the first quarter of 2015, and the partial lease-up of four properties which were under construction at March 31, 2015.
The following table details the impact of the foregoing on our revenues and expenses:

Three Months Ended
(in millions)	March 31, 2015
Revenues from development and lease-up properties	$4.9
Revenues from stabilized property	1.9
Revenues from acquisitions	1.2
Other	0.7
$8.7

Expenses from development and lease-up properties	$2.6
Expenses from stabilized property	0.3
Expenses from acquisitions	0.6
Other	(0.3)
$3.2
Dispositions/Other Property Analysis
Dispositions/other property revenues decreased approximately $7.9 million for the three months ended March 31, 2015, as compared to the same period in 2014, and was directly attributable to the dispositions of five operating properties in the fourth quarter of 2014 and two operating properties in the first quarter of 2015.
Dispositions/other property expenses decreased approximately $3.3 million for the three months ended March 31, 2015, as compared to the same period in 2014, and was primarily due to a $3.1 million decrease in expenses from the dispositions of five operating properties in the fourth quarter of 2014 and two operating properties in the first quarter of 2015.

Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2015	2014	$	%
Fee and asset management	$1,563	$3,023	$(1,460)	(48.3)%
Interest and other income	60	288	(228)	(79.2)%
Income on deferred compensation plans	1,864	681	1,183	173.7%
Total non-property income	$3,487	$3,992	$(505)	(12.7)%

Fee and asset management income decreased approximately $1.5 million for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was primarily due to lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2014 and 2015, lower construction fees resulting from a decrease in third-party construction activity, and a decrease in fees due to the sale of two operating properties by the funds during the three months ended March 31, 2014. The decrease was also due to our increase in ownership interest in the funds from 20% to 31.3% effective December 23, 2014. We eliminate fee income provided to our funds to the extent of our ownership.

Our deferred compensation plans recognized income of approximately $1.9 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2015	2014	$	%
Property management	$5,962	$5,839	$123	2.1%
Fee and asset management	1,076	1,259	(183)	(14.5)
General and administrative	9,748	9,545	203	2.1
Interest	24,612	23,133	1,479	6.4
Depreciation and amortization	61,530	57,396	4,134	7.2
Amortization of deferred financing costs	798	841	(43)	(5.1)
Expense on deferred compensation plans	1,864	681	1,183	173.7
Total other expenses	$105,590	$98,694	$6,896	7.0%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.1 million for the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily due to an increase in salaries, benefits, and incentive compensation expenses and was partially offset by a decrease in expenses due to the timing of training and education programs provided to our regional employees. Property management expense was 2.8% of total property revenues for each of the three months ended March 31, 2015 and 2014.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.2 million for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was due to lower expenses related to the timing of communities started and completed by the funds during 2014 and 2015, lower expenses related to a decrease in third-party construction, and decreases in expenses relating to two operating properties which were sold by the funds during the three months ended March 31, 2014.

General and administrative expense increased approximately $0.2 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase for the three months ended March 31, 2015 was primarily due to an increase in salaries, benefits, and incentive compensation expenses. General and administrative expenses were 4.5% and 4.6% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2015 and 2014, respectively.

Interest expense for the three months ended March 31, 2015 increased approximately $1.5 million, as compared to the same period in 2014. The increase was primarily due to an increase in interest expense relating to the issuance of $250 million, 3.59% senior unsecured notes payable in September 2014. The increase was partially offset by higher capitalized interest during the three months ended March 31, 2015 of approximately $0.4 million, resulting from higher average balances in our development pipeline, and the repayment of secured notes payable in April 2014 and September 2014.
Depreciation and amortization expense increased approximately $4.1 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to the completion of units in our development pipeline, the completion of repositions, increases in capital improvements placed in service during 2014 and 2015, and the acquisition of one operating property in October 2014. The increase was partially offset by a decrease in depreciation expense related to the dispositions of five operating properties during the fourth quarter of 2014 and two operating properties in January 2015.
Our deferred compensation plans incurred expenses of approximately $1.9 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income, above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2015	2014	$	%
Gain on sale of operating properties, including land	$85,192	$354	$84,838	* %
Equity in income of joint ventures	1,382	4,290	(2,908)	(67.8)%
Income tax expense	(429)	(474)	45	9.5%

*	Not a meaningful percentage.
The $85.2 million gain on sale during the three months ended March 31, 2015 primarily related to the sale of two operating properties located in Tampa, Florida and Austin, Texas for approximately $114.4 million.

The $0.4 million gain during the three months ended March 31, 2014 related to the sale of approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia for approximately $6.3 million.

Equity in income of joint ventures decreased approximately $2.9 million for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease during the three months ended March 31, 2015 was primarily due to a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the funds during the three months ended March 31, 2014. The decrease was partially offset by an increase in earnings as a result of our increase in ownership interest in the funds from 20% to 31.3% effective December 23, 2014. The decrease was further offset by an increase in earnings related to two operating properties held by our funds which reached stabilization during the third quarter of 2014. We recognized our proportionate share of losses during the three months ended March 2014 while the two properties were in the lease-up phase of operations.

Funds from Operations (“FFO”) and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies.

AFFO is calculated utilizing FFO less recurring capitalized expenditures which are necessary to help preserve the value of and maintain the functionality at our communities. We also consider AFFO to be a useful supplemental measure because it is frequently used by analysts and investors to evaluate a REIT's operating performance between periods or different companies. Definitions of recurring capital spending are subjective and there can be no assurance our basis for computing this measure is comparable to other REITs.

To facilitate a clear understanding of our consolidated historical operating results, we believe FFO and AFFO should be examined in conjunction with net income attributable to common shareholders as presented in the condensed consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO and AFFO are not defined by GAAP and should not be considered alternatives to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO and AFFO as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Funds from operations
Net income attributable to common shareholders (1)	$115,599	$40,036
Real estate depreciation and amortization	60,363	56,011
Adjustments for unconsolidated joint ventures	2,245	1,314
Gain on sale of unconsolidated joint venture properties (2)	—	(3,566)
Gain on sale of operating properties, net of tax	(85,145)	—
Income allocated to non-controlling interests	5,466	1,037
Funds from operations	$98,528	$94,832

Less: recurring capitalized expenditures	(11,261)	(8,399)
Adjusted funds from operations	87,267	86,433

Weighted average shares – basic	88,987	87,651
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	391	360
Common units	1,897	1,899
Weighted average shares – diluted	91,275	89,910

(1)	Net income attributable to common shareholders for the three months ended March 31, 2014 includes a gain on sale of $0.4 million related to the sale of one land holding.

(2)	The gain during the three months ended March 31, 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.0 and 5.1 times for the three months ended March 31, 2015 and 2014, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income and other expenses, after adding back depreciation, amortization, and interest expense from continuing operations. Approximately 79.4% and 77.9% of our properties (based on invested capital) were unencumbered at March 31, 2015 and 2014, respectively. Our weighted average maturity of debt was approximately 6.1 years at March 31, 2015.

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

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2015 and 2014.

Net cash from operating activities was approximately $76.5 million during the three months ended March 31, 2015 as compared to approximately $94.0 million for the same period in 2014. The decrease was primarily due to an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the funds in December 2014. The decrease was also due to the timing of the first interest payments relating to the $250 million, 4.27% unsecured notes issued in December 2013, and the $250 million, 3.59% unsecured notes issued in September 2014. These decreases were partially offset by higher net property-level revenues and property-level expenses, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the acquisition of one operating property in 2014, the stabilization of one operating property in 2014, the completion and partial lease-up of four operating properties during the fourth quarter of 2014 and first quarter of 2015, and the partial lease-up of four properties under construction at March 31, 2015. This was partially offset by a decrease related to the disposition of five operating properties sold in 2014 and two operating properties sold in January 2015. See further discussions of our 2015 operations as compared to 2014 in “Results of Operations.”

Net cash provided by investing activities during the three months ended March 31, 2015 totaled approximately $14.1 million as compared to net cash used in investing activities of approximately $99.2 million for the same period in 2014. During 2015, we received approximately $112.2 million from the sales of two operating properties and one land holding. These inflows were partially offset by cash outflows for property development and capital improvements of approximately $97.8 million during the three months ended March 31, 2015 as compared to approximately $110.1 million for the same period in 2014, primarily due to the completion of four operating properties in the fourth quarter of 2014 and first quarter of 2015, and completion of repositions at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2015 and 2014, respectively, included the following:

	Three Months Ended March 31,
(in millions)	2015	2014
Expenditures for new development, including land	$69.5	$76.8
Capitalized interest, real estate taxes, and other capitalized indirect costs	8.4	8.5
Reposition expenditures	7.8	15.0
Capital expenditures	12.1	9.8
Total	$97.8	$110.1
During the three months ended March 31, 2014, cash outflows were partially offset by distributions from our joint ventures of approximately $5.9 million relating to the sale of two operating properties in February 2014 and proceeds of approximately $5.7 million from the sale of one land holding in March 2014.

Net cash used in financing activities totaled approximately $70.2 million for the three months ended March 31, 2015 as compared to net cash provided by financing activities of approximately $4.2 million during the same period in 2014. Cash outflows during the three months ended March 31, 2015 related to $60.4 million of distributions paid to common shareholders and non-controlling interest holders, and approximately $9.5 million used to acquire the remaining non-controlling interests in two consolidated joint ventures. During the three months ended March 31, 2014, we received proceeds of approximately $60.0 million, net of payments, from our unsecured line of credit and other short-term borrowings. The cash inflows during the three months ended March 31, 2014 were partially offset by approximately $56.8 million used for distributions paid to common shareholders and non-controlling interest holders, and approximately $1.1 million used for principal amortization payments.

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
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At March 31, 2015, we had no balances outstanding on our $500 million unsecured line of credit, and we had outstanding letters of credit totaling approximately $6.4 million, leaving approximately $493.6 million available under our unsecured line of credit.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2015, we had approximately 86.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit. Scheduled debt maturities for the remainder of 2015 total approximately $251.4 million, which represents approximately 9% of our total outstanding debt and includes scheduled principal amortizations of approximately $1.4 million. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of 11 consolidated projects to be approximately $394.0 million. Of this amount, we expect between approximately $200 million and $220 million will be incurred during the remainder of 2015 and the remaining costs will be incurred during 2016 and 2017. Additionally, we expect to incur between approximately $65 million and $85 million of costs related to the start of new development activities, between approximately

$14 million and $18 million of additional redevelopment expenditures and between approximately $50 million and $54 million of additional other capital expenditures during the remainder of 2015.
We intend to meet our near-term liquidity requirements through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM share offering program, other unsecured borrowings, and secured mortgages. We evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In January 2015, we announced our Board of Trust Managers had declared a quarterly dividend of $0.70 per common share to our common shareholders of record as of March 31, 2015. The dividend was subsequently paid on April 17, 2015, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2015, our annualized dividend rate would be $2.80 per share or unit for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2015, our unconsolidated joint ventures had outstanding debt of approximately $527.3 million, of which our proportionate share was approximately $165.0 million. As of March 31, 2015, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed from information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the three months ended March 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2014.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 1, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 1, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/Michael P. Gallagher	May 1, 2015
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 1, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 1, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.