Form 10-Q
period 2015-06-30
CAMDEN PROPERTY TRUST
filed 2015-07-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2015, 86,853,305 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2015	December 31, 2014
Assets
Real estate assets, at cost
Land	$1,034,649	$1,003,422
Buildings and improvements	6,134,510	5,890,498
	$7,169,159	$6,893,920
Accumulated depreciation	(1,860,923)	(1,738,862)
Net operating real estate assets	$5,308,236	$5,155,058
Properties under development, including land	488,565	527,596
Investments in joint ventures	35,731	36,429
Properties held for sale	—	27,143
Total real estate assets	$5,832,532	$5,746,226
Accounts receivable – affiliates	25,855	25,977
Other assets, net	120,082	124,888
Cash and cash equivalents	16,508	153,918
Restricted cash	5,791	5,898
Total assets	$6,000,768	$6,056,907
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,770,491	$1,837,911
Secured	904,196	905,628
Accounts payable and accrued expenses	128,532	157,232
Accrued real estate taxes	43,905	39,149
Distributions payable	64,253	60,386
Other liabilities	100,515	100,058
Total liabilities	$3,011,892	$3,100,364
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	69,791	68,134
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,641 and 100,620 issued; 97,568 and 97,604 outstanding at June 30, 2015 and December 31, 2014, respectively	976	976
Additional paid-in capital	3,657,537	3,667,448
Distributions in excess of net income attributable to common shareholders	(426,614)	(453,777)
Treasury shares, at cost (10,714 and 10,975 common shares at June 30, 2015 and December 31, 2014, respectively)	(387,172)	(396,626)
Accumulated other comprehensive loss	(2,345)	(2,419)
Total common equity	$2,842,382	$2,815,602
Non-controlling interests	76,703	72,807
Total equity	$2,919,085	$2,888,409
Total liabilities and equity	$6,000,768	$6,056,907
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Property revenues
Rental revenues	$190,089	$180,438	$376,946	$359,402
Other property revenues	30,562	28,054	59,139	55,019
Total property revenues	$220,651	$208,492	$436,085	$414,421
Property expenses
Property operating and maintenance	$53,472	$52,264	$106,470	$103,011
Real estate taxes	25,317	23,616	50,730	47,193
Total property expenses	$78,789	$75,880	$157,200	$150,204
Non-property income
Fee and asset management	$1,618	$2,147	$3,181	$5,170
Interest and other income	141	44	201	332
Income (loss) on deferred compensation plans	(297)	2,018	1,567	2,699
Total non-property income	$1,462	$4,209	$4,949	$8,201
Other expenses
Property management	$6,082	$5,853	$12,044	$11,692
Fee and asset management	1,121	1,247	2,197	2,506
General and administrative	11,582	10,534	21,330	20,079
Interest	24,411	22,746	49,023	45,879
Depreciation and amortization	63,728	57,953	125,258	115,349
Amortization of deferred financing costs	620	816	1,418	1,657
Expense (benefit) on deferred compensation plans	(297)	2,018	1,567	2,699
Total other expenses	$107,247	$101,167	$212,837	$199,861
Gain on sale of operating properties, including land	—	1,447	85,192	1,801
Impairment associated with land holdings	—	(1,152)	—	(1,152)
Equity in income of joint ventures	1,531	736	2,913	5,026
Income from continuing operations before income taxes	$37,608	$36,685	$159,102	$78,232
Income tax expense	(407)	(401)	(836)	(875)
Net income	$37,201	$36,284	$158,266	$77,357
Less income allocated to non-controlling interests from continuing operations	(1,122)	(1,012)	(6,588)	(2,049)
Net income attributable to common shareholders	$36,079	$35,272	$151,678	$75,308
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic	$0.40	$0.40	$1.69	$0.85
Earnings per share – diluted	$0.40	$0.40	$1.68	$0.85
Distributions declared per common share	$0.70	$0.66	$1.40	$1.32
Weighted average number of common shares outstanding – basic	89,153	87,845	89,071	87,748
Weighted average number of common shares outstanding – diluted	90,252	88,972	90,496	88,899
Condensed Consolidated Statements of Comprehensive Income:
Net income	$37,201	$36,284	$158,266	$77,357
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	37	14	74	29
Comprehensive income	$37,238	$36,298	$158,340	$77,386
Less income allocated to non-controlling interests from continuing operations	(1,122)	(1,012)	(6,588)	(2,049)
Comprehensive income attributable to common shareholders	$36,116	$35,286	$151,752	$75,337
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
Net income			151,678			6,588	158,266
Other comprehensive income					74		74
Net share awards		2,169		9,205			11,374
Employee share purchase plan		279		249			528
Common share options exercised		176					176
Change in classification of deferred compensation plan		(4,678)					(4,678)
Change in redemption value of non-qualified share awards			1				1
Diversification of share awards within deferred compensation plan		1,668	1,352				3,020
Conversions of operating partnership units		16				(16)	—
Cash distributions declared to equity holders			(125,868)			(2,656)	(128,524)
Purchase of non-controlling interests		(9,480)				(20)	(9,500)
Other		(61)					(61)
Equity, June 30, 2015	$976	$3,657,537	$(426,614)	$(387,172)	$(2,345)	$76,703	$2,919,085

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$158,266	$77,357
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	125,258	115,349
Gain on sale of operating properties, including land	(85,192)	(1,801)
Impairment associated with land holdings	—	1,152
Distributions of income from joint ventures	3,092	5,161
Equity in income of joint ventures	(2,913)	(5,026)
Share-based compensation	8,432	7,867
Amortization of deferred financing costs	1,418	1,657
Net change in operating accounts and other	(13,739)	(7,718)
Net cash from operating activities	$194,622	$193,998
Cash flows from investing activities
Development and capital improvements	$(237,921)	$(267,985)
Proceeds from sales of operating properties, including land	112,180	13,706
Distributions from investments in joint ventures	519	5,853
Other	(3,967)	(1,786)
Net cash from investing activities	$(129,189)	$(250,212)
Cash flows from financing activities
Repayment of notes payable	$(251,432)	$(11,016)
Borrowings on unsecured line of credit and other short-term borrowings	186,000	1,060,000
Repayments on unsecured line of credit and other short-term borrowings	(4,000)	(880,000)
Distributions to common shareholders and non-controlling interests	(124,623)	(116,515)
Purchase of non-controlling interests	(9,500)	—
Other	712	2,020
Net cash from financing activities	$(202,843)	$54,489
Net decrease in cash and cash equivalents	(137,410)	(1,725)
Cash and cash equivalents, beginning of period	153,918	17,794
Cash and cash equivalents, end of period	$16,508	$16,069
Supplemental information
Cash paid for interest, net of interest capitalized	$49,715	$40,697
Cash paid for income taxes	1,548	1,411
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$64,253	$59,770
Value of shares issued under benefit plans, net of cancellations	18,552	19,633
Net change in redemption of non-qualified share awards	(1,353)	14,161
Accrual associated with construction and capital expenditures	21,510	25,172
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of June 30, 2015, we owned interests in, operated, or were developing 181 multifamily properties comprised of 62,909 apartment homes across the United States. Of the 181 properties, 12 properties were under construction, and when completed will consist of a total of 4,229 apartment homes. We also own land holdings which we may develop into multifamily apartment communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners indicate we do not have a controlling financial interest. We did not have any interests in VIEs at June 30, 2015 or December 31, 2014.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2014 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from operating, investing or financing activities. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the full year.

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

The carrying values of below market leases and in-place leases at June 30, 2015 and December 31, 2014 are as follows:

(in millions)	June 30, 2015	December 31, 2014
Below market leases (Gross carrying value)	$0.5	$0.5
Accumulated amortization	(0.5)	(0.4)
Value of below market leases, net	$—	$0.1

In-place leases (Gross carrying value)	$3.0	$3.0
Accumulated amortization	(3.0)	(2.5)
Value of in-place leases, net	$—	$0.5
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenues related to below market leases	$—	$—	$0.1	$0.2
Amortization of in-place leases	$0.2	$0.2	$0.5	$1.2
The weighted average amortization period of below market leases and in-place leases was approximately eight months for each of the three and six months ended June 30, 2015 and seven months for each of the three and six months ended June 30, 2014.
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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $5.1 million and $5.4 million for the three months ended June 30, 2015 and 2014, respectively, and was approximately $10.4 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively. Capitalized real estate taxes were approximately $1.1 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and were approximately $2.1 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In July 2015, the FASB approved the deferral of the effective date of this standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption.

We expect to adopt this standard as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and retrospective application required. We expect to adopt ASU 2015-03 as of January 1, 2016. The presentation requirements under this ASU will require reclassifications for presentation purposes of certain line items within our financial statements, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.9 million and 2.0 million for the three months ended June 30, 2015 and 2014, respectively, and was approximately 1.5 million and 2.1 million for the six months ended June 30, 2015 and 2014, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per common share calculation – basic
Net income attributable to common shareholders	$36,079	$35,272	$151,678	$75,308
Amount allocated to participating securities	(251)	(300)	(1,302)	(653)
Net income attributable to common shareholders – basic	$35,828	$34,972	$150,376	$74,655

Earnings per common share – basic	$0.40	$0.40	$1.69	$0.85

Weighted average number of common shares outstanding – basic	89,153	87,845	89,071	87,748

Earnings per common share calculation – diluted
Net income attributable to common shareholders – basic	$35,828	$34,972	$150,376	$74,655
Income allocated to common units	274	314	1,615	623
Net income attributable to common shareholders – diluted	$36,102	$35,286	$151,991	$75,278

Earnings per common share – diluted	$0.40	$0.40	$1.68	$0.85

Weighted average number of common shares outstanding – basic	89,153	87,845	89,071	87,748
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	288	314	339	338
Common units	811	813	1,086	813
Weighted average number of common shares outstanding – diluted	90,252	88,972	90,496	88,899

4. Common Shares
In November 2014, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions.

There were no shares sold during the three and six months ended June 30, 2015 under this ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No shares were sold subsequent to June 30, 2015 through the date of this filing.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2015, we had approximately 86.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions, Dispositions, and Impairment
Acquisitions of Land. In May 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona for approximately $36.3 million and in June 2015, we acquired approximately 2.7 acres of land located in Los Angeles, California for approximately $9.5 million. In January 2014, we acquired approximately 2.9 acres of land located in Houston, Texas for approximately $15.6 million and in April 2014, we acquired approximately 7.6 acres of land in Rockville, Maryland for approximately $23.8 million.

Acquisition of Non-controlling Ownership Interest. In March 2015, we purchased the remaining 0.01% non-controlling interest in two fully consolidated joint ventures, which own an aggregate of 798 apartment homes located in College Park, Maryland and Irvine, California, for approximately $9.5 million. The acquisitions of the remaining ownership interests were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional paid-in capital. See Note 13, "Non-controlling Interests," for the effect of changes in ownership interests of these former joint ventures on the equity attributable to common shareholders.

Land Holding Dispositions. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million. In March 2014, we sold approximately 3.0 acres of land adjacent to a development community in Atlanta, Georgia for approximately $6.3 million and recognized a gain of approximately $0.4 million. In April 2014, we sold approximately 4.7 acres of land adjacent to an operating property in Dallas, Texas for approximately $8.3 million and recognized a gain of approximately $1.4 million.

Sale of Operating Properties. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

Impairment of Land. During the three months ended June 30, 2014, we recognized a $1.2 million impairment charge to the carrying value of a land parcel located in Dallas, Texas. The impairment charge recognized represented the difference between the land holding's carrying value and the estimated fair value based upon the sales contract on this land parcel, which subsequently sold in July 2014. There were no impairment charges recorded for the three and six months ended June 30, 2015.

6. Investments in Joint Ventures
As of June 30, 2015, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three joint ventures (collectively "the funds"), with our ownership percentages of 20% or 31.3%. Two of the joint ventures are discretionary investment funds in which we had a 31.3% ownership interest at each of June 30, 2015 and December 31, 2014, and a 20% ownership interest at June 30, 2014. In March 2015, we completed the formation of a third discretionary investment fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. Our ownership interest in this third unconsolidated joint venture is 20% and as of June 30, 2015, this fund did not own any properties.

We provide property and asset management and other services to the joint ventures which own operating properties and we may also provide construction and development services to the joint ventures which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the unconsolidated joint ventures as of and for the periods presented:

(in millions)	June 30, 2015	December 31, 2014
Total assets	$754.2	$757.8
Total third-party debt	528.6	523.6
Total equity	201.6	203.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total revenues (1)	$28.3	$25.9	$55.8	$51.0
Gain on sale of operating properties, net of tax	—	—	—	18.5
Net income	2.9	1.6	5.6	21.7
Equity in income (2)	1.5	0.7	2.9	5.0

(1)	Excludes approximately $1.1 million for the six months ended June 30, 2014, related to the sale of two operating properties by the funds during the first quarter of 2014.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.

The funds which own properties have been funded in part with secured third-party debt. As of June 30, 2015, we had no outstanding guarantees related to loans of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. Fees earned for these services were approximately $1.5 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and were approximately $3.0 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. We eliminate fee income for services provided to these joint ventures to the extent of our ownership.

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

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2015	December 31, 2014
Commercial banks
Unsecured line of credit	$175.0	$—
Unsecured short-term borrowings	7.0	—
	$182.0	$—

Senior unsecured notes
5.08% Notes, due 2015	$—	$249.9
5.75% Notes, due 2017	246.6	246.5
4.70% Notes, due 2021	249.0	249.0
3.07% Notes, due 2022	347.1	347.0
5.00% Notes, due 2023	248.0	247.8
4.27% Notes, due 2024	249.6	249.6
3.59% Notes, due 2024	248.2	248.1
	$1,588.5	$1,837.9

Total unsecured notes payable	1,770.5	1,837.9

Secured notes
0.94% – 5.63% Conventional Mortgage Notes, due 2018 – 2045	870.3	870.9
Tax-exempt Mortgage Note, due 2028 (1.31% floating rate)	33.9	34.7
	904.2	905.6
Total notes payable	$2,674.7	$2,743.5

Other floating rate debt included in secured notes (0.94%)	$175.0	$175.0

We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  We are currently in the process of amending and restating our existing unsecured credit facility, which will extend the maturity by four years, although there can be no assurance such amendment and restatement will be obtained prior to maturity of the existing credit facility. Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.

Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2015, we had approximately $175.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $314.9 million available under our unsecured line of credit.

In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At June 30, 2015, we had approximately $7.0 million outstanding on our unsecured short-term borrowing facility.

In June 2015, we used cash and borrowings from our $500 million line of credit to repay the principal amount of our 5.08% senior unsecured notes payable, which matured on June 15, 2015, for a total of $250.0 million, plus accrued interest.

At June 30, 2015 and 2014, we had outstanding floating rate debt of approximately $390.9 million and $390.5 million, respectively, which included our unsecured line of credit and short-term borrowings, and the weighted average interest rate on such debt was approximately 1.0% and 0.9% for the six months ended June 30, 2015 and 2014, respectively.

Our indebtedness, which includes our unsecured line of credit and unsecured short-term borrowings, had a weighted average maturity of 6.1 years at June 30, 2015. Set forth below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2015:

(in millions)	Amount	Weighted Average Interest Rate
2015 (1)	$176.0	0.9%
2016 (2)	9.0	1.2
2017	249.0	5.8
2018	177.4	0.9
2019	646.5	5.3
Thereafter	1,416.8	4.0
Total	$2,674.7	4.1%

(1)	Includes $175.0 million balance outstanding under our unsecured line of credit.

(2)	Includes $7.0 million of unsecured short-term borrowings.

8. Share-based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the “2011 Share Plan”). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the “Fungible Pool Limit”), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

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

At June 30, 2015, approximately 4.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.3 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million and 0.4 million options were exercised during the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of options exercised was approximately $2.0 million and $6.7 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was no unrecognized compensation cost related to unvested options. At June 30, 2015, all options outstanding were exercisable and had a weighted average remaining life of approximately 3.6 years.

The following table summarizes outstanding share options, all of which were exercisable, at June 30, 2015:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	105,015	$30.06
$41.16 - $43.94	119,242	42.46
$48.02 - $75.17	70,948	60.92
Total options	295,205	$42.49

(1)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2015 was $9.4 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $74.28 per share on June 30, 2015 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the six months ended June 30, 2015, we granted approximately 26.8 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the six months ended June 30, 2015 vested immediately and approximately $0.2 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the six months ended June 30, 2015:

Six Months Ended June 30, 2015
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At June 30, 2015, the unamortized value of previously issued unvested share awards was approximately $42.9 million, which is expected to be amortized over the next four years. The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was approximately $18.1 million and $16.0 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.8 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $8.9 million and $8.0 million for the six months ended June 30, 2015 and 2014, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.7 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2015:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	254,974	74.51
Exercised/Vested	(53,358)	37.69	(299,806)	60.42
Forfeited	—	—	(6,549)	67.37
Total options and nonvested share awards outstanding at June 30, 2015	295,205	$42.49	767,562	$68.21

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

The following table summarizes the eligible share award activity as recorded in temporary equity for the six months ended June 30, 2015:

(in thousands)	Six Months Ended June 30, 2015
Temporary equity:
Balance at December 31, 2014	$68,134
Change in classification	4,678
Change in redemption value	(1)
Diversification of share awards	(3,020)
Balance at June 30, 2015	$69,791

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Change in assets:
Other assets, net	$2,793	$(2,994)
Change in liabilities:
Accounts payable and accrued expenses	(18,902)	(3,810)
Accrued real estate taxes	4,779	4,616
Other liabilities	(2,989)	(6,019)
Other	580	489
Change in operating accounts and other	$(13,739)	$(7,718)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2015, we estimate the additional cost to complete the 11 consolidated projects currently under construction to be approximately $418.7 million. We expect to fund this amount through a combination of cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2015, we had earnest money deposits of approximately $0.9 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $0.7 million of these deposits was non-refundable at June 30, 2015.

Lease Commitments. At June 30, 2015, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million for each of the three months ended June 30, 2015 and 2014, and approximately $1.6 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. Minimum annual rental commitments for the remainder of 2015 are $1.0 million, and for the years ending December 31, 2016 through 2019 are approximately $2.8 million, $2.9 million, $2.7 million, and $2.5 million, respectively, and approximately $13.6 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014 as income tax expense. Income taxes for the three and six months ended June 30, 2015 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2015.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2015				December 31, 2014
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$60.3	$—	$—	$60.3	$56.1	$—	$—	$56.1

(1)	Approximately $2.2 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2015.

Financial Instrument Fair Value Disclosures. As of June 30, 2015 and December 31, 2014, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
The following table presents the carrying and estimated fair values of our notes payable at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,283.8	$2,367.1	$2,533.8	$2,666.1
Floating rate notes payable (1)	390.9	383.5	209.7	203.7

(1)	Includes balances outstanding under our unsecured line of credit and unsecured short term borrowings.

Non-recurring Fair Value Measurements. There were no events during the six months ended June 30, 2015 or 2014 which required fair value adjustments of our non-financial assets and non-financial liabilities. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net income attributable to common shareholders	$151,678	$75,308
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	16	—
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	(9,480)	—
Change in common equity and net transfers from non-controlling interests	$142,214	$75,308

(1)	Refer to Note 5, "Acquisitions, Dispositions, and Impairment," for further discussion of acquisitions.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of June 30, 2015, we owned interests in, operated, or were developing 181 multifamily properties comprised of 62,909 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and six months ended June 30, 2015 reflect an increase in same store revenues of 5.2% and 4.9%, respectively, as compared to the same periods in 2014. We believe these increases were due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, and in part due to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2015 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2015, we had a total of 12 projects under construction to be comprised of 4,229 apartment homes, with initial occupancy scheduled to occur within the next 24 months. The 12 projects included 11 projects which were consolidated and one project, to be comprised of 266 apartment homes, which was owned by one of the discretionary funds ("the funds") in which we have a 31.3% interest. As of June 30, 2015, we estimate the additional cost to complete the construction of 11 consolidated projects to be approximately $418.7 million.
Acquisitions
In May 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona for approximately $36.3 million and in June 2015, we acquired approximately 2.7 acres of land located in Los Angeles, California for approximately $9.5 million.
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
As of June 30, 2015, we had approximately $314.9 million available under our $500 million unsecured line of credit and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. We believe payments on debt maturing through the remainder of 2015 are manageable at approximately $176.0 million, which represents 6.6% of our total outstanding debt and includes $175.0 million outstanding under our unsecured line of credit, which matures in September 2015, with an option to extend at our election to September 2016, and $1.0 million of scheduled principal amortizations. We are currently in the process of amending and restating our existing unsecured credit facility, which will extend the maturity by four years, although there can be no assurance such amendment and restatement will be obtained prior to maturity of the existing credit facility.
We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2015		December 31, 2014
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Las Vegas, Nevada	4,918	15	4,918	15
Tampa, Florida	4,048	10	4,880	11
Atlanta, Georgia	3,867	12	3,867	12
Orlando, Florida	3,540	9	3,540	9
Austin, Texas	3,360	10	3,030	9
Raleigh, North Carolina	3,054	8	3,054	8
Southeast Florida	2,781	8	2,781	8
Phoenix, Arizona	2,549	9	2,315	8
Charlotte, North Carolina	2,487	11	2,487	11
Los Angeles/Orange County, California	2,481	6	2,481	6
Denver, Colorado	1,941	6	1,941	6
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	58,680	169	58,948	168
Properties Under Construction
Washington, D.C. Metro	862	2	—	—
Denver, Colorado	691	2	691	2
Los Angeles/Orange County, California	590	2	590	2
Charlotte, North Carolina	589	2	589	2
Dallas, Texas	423	1	423	1
Phoenix, Arizona	380	1	614	2
Atlanta, Georgia	379	1	379	1
Houston, Texas	315	1	315	1
Austin, Texas	—	—	614	2
Total Properties Under Construction	4,229	12	4,215	13
Total Properties	62,909	181	63,163	181
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina (2)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	55,631	159	55,885	159

(1)	Refer to Note 6, “Investments in Joint Ventures,” in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Represents a property under development owned by one of the funds. See communities under construction below for details.

Dispositions
During the six months ended June 30, 2015, we sold two consolidated operating properties as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Ridgecrest	Austin, TX	284	1/15/2015
Camden Bayside	Tampa, FL	832	1/30/2015
Consolidated total		1,116
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended June 30, 2015, stabilization was achieved at three consolidated operating properties as follows:

Stabilized Properties and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Boca Raton
Boca Raton, FL	261	4Q14	2Q15
Camden La Frontera
Round Rock, TX	300	1Q15	2Q15
Camden Lamar Heights
Austin, TX	314	1Q15	2Q15
Consolidated total	875
Completed Construction in Lease-Up
At June 30, 2015, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/26/2015	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Foothills
Scottsdale, AZ	220	$44.6	89%	4Q14	3Q15
Camden Hayden
Tempe, AZ	234	44.2	67	2Q15	4Q15
Consolidated total	454	$88.8

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2015 included approximately $488.6 million related to properties under development and land. Of this amount, approximately $376.0 million related to our projects currently under construction. In addition, we had approximately $112.6 million primarily invested in land held for future development and land holdings, which included approximately $103.1 million related to projects we expect to begin constructing during the next three years, and approximately $9.5 million invested in land holdings which we may develop in the future.

Communities Under Construction. At June 30, 2015, we had 11 consolidated properties and one property held by one of the funds, in which we own a 31.3% interest, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Flatirons (1)
Denver, CO	424	$79.0	$78.8	$5.7	3Q15	2Q16
Camden Paces (2)
Atlanta, GA	379	117.0	110.2	40.1	4Q15	3Q16
Camden Chandler (3)
Chandler, AZ	380	73.0	59.4	27.1	1Q16	1Q17
Camden Glendale (4)
Glendale, CA	303	115.0	110.9	35.1	3Q15	1Q16
Camden Gallery
Charlotte, NC	323	58.0	39.0	39.0	2Q16	4Q16
Camden Victory Park
Dallas, TX	423	82.0	47.3	47.3	2Q16	1Q18
The Camden
Los Angeles, CA	287	145.0	87.7	87.7	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	11.3	11.3	2Q17	1Q18
Camden McGowen Station
Houston, TX	315	90.0	12.8	12.8	4Q17	1Q19
Camden NoMa II
Washington, DC	405	115.0	33.0	33.0	4Q17	4Q19
Camden Shady Grove
Rockville, MD	457	116.0	36.9	36.9	1Q18	4Q19
Consolidated total	3,963	$1,046.0	$627.3	$376.0

Unconsolidated Community Under Construction
Camden Southline (5)
Charlotte, NC	266	$48.0	$44.8	$25.3	4Q15	1Q16

(1)	Property in lease-up and was 79% leased at July 26, 2015.

(2)	Property in lease-up and was 57% leased at July 26, 2015.

(3)	Property in lease-up and was 38% leased at July 26, 2015.

(4)	Property in lease-up and was 33% leased at July 26, 2015.

(5)	Property in lease-up and was 50% leased at July 26, 2015.

Development Pipeline Communities. At June 30, 2015, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead
Atlanta, GA	336	$80.0	$21.6
Camden Conte (2)
Houston, TX	519	170.0	19.5
Camden Atlantic
Plantation, FL	286	62.0	13.1
Camden Arts District
Los Angeles, CA	354	150.0	11.9
Camden Mayo (2)
Phoenix, AZ	920	225.0	37.0
Total	2,415	$687.0	$103.1

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Each of these developments will each be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At June 30, 2015, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Tampa, FL	4.8	1.5
Other (1)	—	3.8
Total	24.4	$9.5

(1)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average monthly property revenue per apartment home	$1,421	$1,319	$1,407	$1,311
Annualized total property expenses per apartment home	$6,089	$5,758	$6,086	$5,702
Weighted average number of operating apartment homes owned 100%	51,762	52,709	51,660	52,684
Weighted average occupancy of operating apartment homes owned 100% *	95.9%	95.7%	95.7%	95.6%

*	Our one student housing community is excluded from this calculation.

Property-Level Operating Results (1)
The following tables present the property-level revenues and property-level expenses for the three and six months ended June 30, 2015 as compared to the same periods in 2014:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2015	2015	2014	$	%	2015	2014	$	%
Property revenues:
Same store communities	47,878	$202,485	$192,498	$9,987	5.2%	$400,617	$381,903	$18,714	4.9%
Non-same store communities	3,336	13,273	5,947	7,326	123.2	26,177	12,388	13,789	111.3
Development and lease-up communities	4,417	3,749	34	3,715	*	6,015	36	5,979	*
Dispositions/other	—	1,144	10,013	(8,869)	(88.6)	3,276	20,094	(16,818)	(83.7)
Total property revenues	55,631	$220,651	$208,492	$12,159	5.8%	$436,085	$414,421	$21,664	5.2%
Property expenses:
Same store communities	47,878	$72,039	$69,347	$2,692	3.9%	$143,864	$137,004	$6,860	5.0%
Non-same store communities	3,336	4,758	2,382	2,376	99.7	9,388	4,884	4,504	92.2
Development and lease-up communities	4,417	1,587	3	1,584	*	2,677	6	2,671	*
Dispositions/other	—	405	4,148	(3,743)	(90.2)	1,271	8,310	(7,039)	(84.7)
Total property expenses	55,631	$78,789	$75,880	$2,909	3.8%	$157,200	$150,204	$6,996	4.7%

*	Not a meaningful percentage

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2014. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2014. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2014. Dispositions/other includes operating properties sold subsequent to January 1, 2014 and also includes results from non-multifamily rental communities, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store rental revenues increased approximately $7.5 million and $14.5 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to a 4.1% increase in average rental rates for our same store portfolio during each of the three and six months ended June 30, 2015, as compared to the same periods in 2014. We believe the increases to rental revenue were due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, and in part due to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates. Additionally, there was a $2.5 million and $4.2 million increase in other property revenue during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily due to increases in miscellaneous income and income from our bulk internet rebilling program.

Property expenses from our same store communities increased approximately $2.7 million, or 3.9%, for the three months ended June 30, 2015, and increased approximately $6.9 million, or 5.0%, for the six months ended June 30, 2015, as compared to the same periods in 2014. These increases were primarily due to higher real estate taxes as a result of increased property valuations and property tax rates at a number of our communities for each period. These increases were also due to higher bulk internet rebilling program expenses and higher repair and maintenance costs. The increase during the three months ended June 30, 2015 was also due to higher property insurance expenses due to higher self-insured losses, partially offset by a decrease in salaries expense due to lower incentive compensation.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $11.0 million and $19.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Property expenses from non-same store and development and lease-up communities increased approximately $4.0 million and $7.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases in revenues and expenses in our non-same store communities during the three and six months ended June 30, 2015 were primarily due to the stabilization of one operating property during the fourth quarter of 2014 and three operating properties during the second quarter of 2015 and the acquisition of one operating property during the fourth quarter of 2014. These increases in revenues and expenses in our development and lease-up communities were primarily due to the completion and partial lease up of two properties in the fourth quarter of 2014 and the second quarter of 2015, and the partial lease-up of four properties which were under construction at June 30, 2015.
The following table details the impact of the foregoing on our revenues and expenses:

(in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues from non-same store stabilized properties	$5.3	$9.8
Revenues from development and lease-up properties	3.7	6.0
Revenues from acquisition	1.3	2.6
Other	0.7	1.4
	$11.0	$19.8

Expenses from non-same store stabilized properties	$2.1	$4.0
Expenses from development and lease-up properties	1.6	2.7
Expenses from acquisition	0.6	1.2
Other	(0.3)	(0.7)
	$4.0	$7.2
Dispositions/Other Property Analysis
Dispositions/other property revenues decreased approximately $8.9 million and $16.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These decreases were directly attributable to the dispositions of five operating properties in the fourth quarter of 2014 and two operating properties in the first quarter of 2015.
Dispositions/other property expenses decreased approximately $3.7 million and $7.0 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to decreases of $3.6 million and $6.7 million for the three and six months ended June 30, 2015, respectively, in expenses from the dispositions of five operating properties in the fourth quarter of 2014 and two operating properties in the first quarter of 2015.

Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Fee and asset management	$1,618	$2,147	$(529)	(24.6)%	$3,181	$5,170	$(1,989)	(38.5)%
Interest and other income	141	44	97	220.5	201	332	(131)	(39.5)
Income (loss) on deferred compensation plans	(297)	2,018	(2,315)	(114.7)	1,567	2,699	(1,132)	(41.9)
Total non-property income	$1,462	$4,209	$(2,747)	(65.3)%	$4,949	$8,201	$(3,252)	(39.7)%

Fee and asset management income decreased approximately $0.5 million and $2.0 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2014 and 2015, and lower construction fees resulting from a decrease in third-party construction activity. These decreases were also due to our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. We eliminate fee income provided by our funds to the extent of our ownership.

Our deferred compensation plans incurred a loss of approximately $0.3 million during the three months ended June 30, 2015, recognized income of approximately $2.0 million during the three months ended June 30, 2014, and recognized income of approximately $1.6 million and $2.7 million during the six months ended June 30, 2015 and 2014, respectively. The net income (loss) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Property management	$6,082	$5,853	$229	3.9%	$12,044	$11,692	$352	3.0%
Fee and asset management	1,121	1,247	(126)	(10.1)	2,197	2,506	(309)	(12.3)
General and administrative	11,582	10,534	1,048	9.9	21,330	20,079	1,251	6.2
Interest	24,411	22,746	1,665	7.3	49,023	45,879	3,144	6.9
Depreciation and amortization	63,728	57,953	5,775	10.0	125,258	115,349	9,909	8.6
Amortization of deferred financing costs	620	816	(196)	(24.0)	1,418	1,657	(239)	(14.4)
Expense (benefit) on deferred compensation plans	(297)	2,018	(2,315)	(114.7)	1,567	2,699	(1,132)	(41.9)
Total other expenses	$107,247	$101,167	$6,080	6.0%	$212,837	$199,861	$12,976	6.5%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses. Property management expense was 2.8% of total property revenues for each of the three and six months ended June 30, 2015 and 2014.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These decreases were related to lower expenses directly related to lower net revenues resulting from our change in ownership interest in two of the funds effective December 23, 2014. See fee and asset management income within non-property income, above.

General and administrative expense increased approximately $1.0 million and $1.3 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses and partially offset by lower professional and consulting fees. General and administrative expenses were 5.2% and 5.0% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended June 30, 2015 and 2014, respectively, and 4.9% and 4.8% of total property revenues and non-property income, excluding income on deferred compensation plans, for the six months ended June 30, 2015 and 2014, respectively.

Interest expense for the three and six months ended June 30, 2015 increased approximately $1.7 million and $3.1 million, respectively, as compared to the same periods in 2014. These increases were primarily due to increased interest expense resulting from the issuance of a $250 million, 3.59% senior unsecured notes payable in September 2014. These increases were partially offset by the repayment of a $250 million, 5.08% senior unsecured notes payable in June 2015 and the repayment of secured notes payable in April 2014 and September 2014.
Depreciation and amortization expense increased approximately $5.8 million and $9.9 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to the completion of units in our development pipeline, the completion of repositions, increases in capital improvements placed in service during 2014 and 2015, and the acquisition of one operating property in October 2014. These increases were partially offset by a decrease in depreciation expense related to the dispositions of five operating properties during the fourth quarter of 2014 and two operating properties in January 2015.
Our deferred compensation plans had a benefit of approximately $0.3 million during the three months ended June 30, 2015, incurred expenses of approximately $2.0 million during the three months ended June 30, 2014, and incurred expenses of approximately $1.6 million and $2.7 million during the six months ended June 30, 2015 and 2014, respectively. The net expense (benefit) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income (loss) related to these plans, as discussed in the non-property income, above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Gain on sale of operating properties, including land	$—	$1,447	$(1,447)	(100.0)%	$85,192	$1,801	$83,391	* %
Impairment associated with land holdings	—	(1,152)	1,152	(100.0)	—	(1,152)	1,152	(100.0)
Equity in income of joint ventures	1,531	736	795	108.0	2,913	5,026	(2,113)	(42.0)
Income tax expense	(407)	(401)	(6)	(1.5)	(836)	(875)	39	4.5

*	Not a meaningful percentage.
The $85.2 million gain on sale during the six months ended June 30, 2015 related to the sale of two operating properties located in Tampa, Florida and Austin, Texas for approximately $114.4 million and the sale of a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million.

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

The $1.2 million impairment associated with land holdings during the three and six months ended June 30, 2014 reflects an impairment charge to the carrying value of a land parcel located in Dallas, Texas. The impairment charge recognized represented the difference between the land holding's carrying value and the estimated fair value based upon the sales contract on this land parcel, which subsequently sold in July 2014. There were no impairment charges recorded for the three and six months ended June 30, 2015.

Equity in income of joint ventures increased approximately $0.8 million and decreased approximately $2.1 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase during the three months ended June 30, 2015 was due to an increase in earnings as a result of our increase in ownership interest in the funds from 20% to 31.3% effective December 23, 2014. The increase was also due to an increase in earnings related to higher rental income from the stabilized operating joint venture properties and an increase in earnings due to two operating properties held by our funds which reached stabilization during the third quarter of 2014. We recognized our proportionate share of losses during the six months ended June 30, 2014 while the two properties were in the lease-up phase of operations.

The $2.1 million decrease in equity in income for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the funds during the six months ended June 30, 2014. The decrease was partially offset by an increase in earnings as a result of our increase in ownership interest in the funds from 20% to 31.3% effective December 31, 2014. The decrease was further offset by an increase in earnings related to higher rental income from the stabilized operating joint venture properties and an increase in earnings due to two operating properties held by our funds which reached stabilization during the third quarter of 2014. We recognized our proportionate share of losses during the six months ended June 30, 2014 while the two properties were in the lease-up phase of operations.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Funds from operations
Net income attributable to common shareholders (1)	$36,079	$35,272	$151,678	$75,308
Real estate depreciation and amortization	62,603	56,556	122,966	112,567
Adjustments for unconsolidated joint ventures	2,237	1,326	4,482	2,640
Gain on sale of unconsolidated joint venture properties (2)	—	—	—	(3,566)
Gain on sale of operating properties, net of tax	—	—	(85,145)	—
Income allocated to non-controlling interests	1,122	1,012	6,588	2,049
Funds from operations attributable to common shareholders	$102,041	$94,166	$200,569	$188,998

Less: recurring capitalized expenditures	(19,233)	(17,011)	(30,494)	(25,410)
Adjusted funds from operations attributable to common shareholders	$82,808	$77,155	$170,075	$163,588

Weighted average shares – basic	89,153	87,845	89,071	87,748
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	288	314	339	338
Common units	1,897	1,899	1,897	1,899
Weighted average shares – diluted	91,338	90,058	91,307	89,985

(1)
Net income attributable to common shareholders includes a gain on sale of $1.4 million and $1.8 million during the three and six months ended June 30, 2014, respectively, related to the sale of two land holdings in the first and second quarters of 2014. Also includes a $1.2 million impairment charge to the carrying value of a land parcel during the three and six months ended June 30, 2014.

(2)	The gain during the six months ended June 30, 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds in February 2014.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.1 and 5.0 times for the three and six months ended June 30, 2015, respectively, and approximately 5.2 and 5.1 for the three and six months ended June 30, 2014, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income and other expenses, after adding back depreciation, amortization, and interest expense from continuing operations. Approximately 79.7% and 78.4% of our properties were unencumbered at June 30, 2015 and 2014, respectively. Our weighted average maturity of debt was approximately 6.1 years at June 30, 2015.

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

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2015 and 2014.

Net cash from operating activities was approximately $194.6 million during the six months ended June 30, 2015 as compared to approximately $194.0 million for the same period in 2014. The increase was primarily due to higher net property-level revenues and property-level expenses, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the acquisition of one operating property in 2014, the stabilization of one operating property in 2014 and three operating properties in 2015, the completion and partial lease-up of two operating properties during the fourth quarter of 2014 and the second quarter of 2015, and the partial lease-up of four properties under construction at June 30, 2015. The increase in cash flows was partially offset by a decrease related to the disposition of five operating properties sold in 2014 and two operating properties sold in January 2015. The increase was also partially offset by a decrease related to an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the funds in December 2014, as well as the timing of the first interest payments relating to the $250 million, 4.27% unsecured notes issued in December 2013, with the first payment being made in the third quarter of 2014. See further discussions of our 2015 operations as compared to 2014 in “Results of Operations.”

Net cash used in investing activities during the six months ended June 30, 2015 totaled approximately $129.2 million as compared to approximately $250.2 million for the same period in 2014. Cash outflows for property development and capital improvements were approximately $237.9 million during the six months ended June 30, 2015 as compared to approximately $268.0 million for the same period in 2014, primarily due to the completion of five operating properties in the fourth quarter of 2014 and first six months of 2015, and completion of repositions at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2015 and 2014, respectively, included the following:

	Six Months Ended June 30,
(in millions)	2015	2014
Expenditures for new development, including land	$174.6	$187.7
Capitalized interest, real estate taxes, and other capitalized indirect costs	16.8	16.7
Reposition expenditures	16.4	36.9
Capital expenditures	30.1	26.7
Total	$237.9	$268.0
During the six months ended June 30, 2015, cash outflows were partially offset by proceeds of approximately $112.2 million from the sale of two operating properties and one land holding. During the six months ended June 30, 2014, cash outflows were partially offset by proceeds of approximately $13.7 million from the sale of two land holdings in 2014 and distributions received from our joint ventures of approximately $5.9 million relating to the sale of two operating properties in February 2014.

Net cash used in financing activities totaled approximately $202.8 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of approximately $54.5 million during the same period in 2014. During the six months ended June 30, 2015, we used $250.0 million to repay maturing unsecured notes payable and approximately $1.4 million to pay principal amortization payments. We also used approximately $124.6 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million used to acquire the remaining non-controlling interests in two fully consolidated joint ventures. The cash flows for the six months ended June 30, 2015 were partially offset by proceeds, net of payments, from our unsecured line of credit and other short-term borrowings of $182.0 million. The cash inflows for the six months ended June 30, 2014 related to proceeds received of approximately $180.0 million, net of payments, from our unsecured line of credit and other short-term borrowings. The cash inflows during the six months ended June 30, 2014 were partially offset by approximately $116.5 million used for distributions paid to common shareholders and non-controlling interest holders, $8.9 million used to repay a secured mortgage note payable in April 2014, and approximately $2.1 million used for principal amortization payments.

Financial Flexibility
We have a $500 million unsecured credit facility which matures in September 2015 with an option to extend at our election to September 2016.  We are currently in the process of amending and restating our existing unsecured credit facility, which will extend the maturity by four years, although there can be no assurance such amendment and restatement will be obtained prior to maturity of the existing credit facility. Additionally, we have the option to increase this credit facility to $750 million by either adding additional banks to the credit facility or obtaining the agreement of the existing banks in the credit facility to increase their commitments. The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under the line of credit may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $250 million or the remaining amount available under the line of credit. The line of credit is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our line of credit provides us with the ability to issue up to $100 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, it does reduce the amount available. At June 30, 2015, we had approximately $175.0 million outstanding on our $500 million unsecured line of credit and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $314.9 million available under our unsecured line of credit.
In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At June 30, 2015, we had approximately $7.0 million outstanding on our unsecured short-term borrowing facility.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2015, we had approximately 86.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our $500 million unsecured line of credit or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured line of credit or other short-term borrowings. Scheduled debt maturities for the remainder of 2015 totaled approximately $176.0 million, which represents 6.6% of our total outstanding debt and includes $175.0 million outstanding under our unsecured line of credit, which matures in September 2015, and $1.0 million of scheduled principal amortizations. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the 11 consolidated projects to be approximately $418.7 million. Of this amount, we expect between approximately $140 million and $160 million will be incurred during the remainder of 2015 and the remaining costs will be incurred during 2016 and 2017. Additionally, we expect to incur approximately $13 million of costs related to the start of new development activities, between approximately $5 million and $7 million of additional redevelopment expenditures and between approximately $31 million and $35 million of additional other capital expenditures during the remainder of 2015.
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
In order for us to continue to qualify as a REIT, we are required to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In June 2015, we announced our Board of Trust Managers had declared a quarterly dividend of $0.70 per common share to our common shareholders of record as of June 30, 2015. The dividend was subsequently paid on July 17, 2015, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2015, our annualized dividend rate would be $2.80 per share or unit for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2015, our unconsolidated joint ventures had outstanding debt of approximately $528.6 million, of which our proportionate share was approximately $165.5 million. As of June 30, 2015, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the six months ended June 30, 2015.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 31, 2015
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.