Form 10-Q
period 2015-09-30
CAMDEN PROPERTY TRUST
filed 2015-10-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 23, 2015, 86,861,188 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2015	December 31, 2014
Assets
Real estate assets, at cost
Land	$1,047,453	$1,003,422
Buildings and improvements	6,237,648	5,890,498
	$7,285,101	$6,893,920
Accumulated depreciation	(1,914,469)	(1,738,862)
Net operating real estate assets	$5,370,632	$5,155,058
Properties under development, including land	443,469	527,596
Investments in joint ventures	34,705	36,429
Properties held for sale	13,168	27,143
Total real estate assets	$5,861,974	$5,746,226
Accounts receivable – affiliates	25,053	25,977
Other assets, net	130,360	124,888
Cash and cash equivalents	10,375	153,918
Restricted cash	6,126	5,898
Total assets	$6,033,888	$6,056,907
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,811,739	$1,837,911
Secured	903,468	905,628
Accounts payable and accrued expenses	131,532	157,232
Accrued real estate taxes	57,642	39,149
Distributions payable	64,276	60,386
Other liabilities	96,679	100,058
Total liabilities	$3,065,336	$3,100,364
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	72,316	68,134
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,640 and 100,620 issued; 97,574 and 97,604 outstanding at September 30, 2015 and December 31, 2014, respectively	976	976
Additional paid-in capital	3,660,482	3,667,448
Distributions in excess of net income attributable to common shareholders	(452,257)	(453,777)
Treasury shares, at cost (10,712 and 10,975 common shares at September 30, 2015 and December 31, 2014, respectively)	(387,114)	(396,626)
Accumulated other comprehensive loss	(2,307)	(2,419)
Total common equity	$2,819,780	$2,815,602
Non-controlling interests	76,456	72,807
Total equity	$2,896,236	$2,888,409
Total liabilities and equity	$6,033,888	$6,056,907
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Property revenues
Rental revenues	$194,515	$184,247	$571,461	$543,649
Other property revenues	32,670	28,851	91,809	83,870
Total property revenues	$227,185	$213,098	$663,270	$627,519
Property expenses
Property operating and maintenance	$58,062	$55,228	$164,532	$158,239
Real estate taxes	26,044	23,447	76,774	70,640
Total property expenses	$84,106	$78,675	$241,306	$228,879
Non-property income
Fee and asset management	$1,902	$2,131	$5,083	$7,301
Interest and other income	107	430	308	762
Income (loss) on deferred compensation plans	(3,438)	(765)	(1,871)	1,934
Total non-property income	$(1,429)	$1,796	$3,520	$9,997
Other expenses
Property management	$5,884	$5,416	$17,928	$17,108
Fee and asset management	1,227	1,240	3,424	3,746
General and administrative	11,790	10,331	33,120	30,410
Interest	23,265	22,967	72,288	68,846
Depreciation and amortization	65,079	59,179	190,337	174,528
Amortization of deferred financing costs	725	836	2,143	2,493
Expense (benefit) on deferred compensation plans	(3,438)	(765)	(1,871)	1,934
Total other expenses	$104,532	$99,204	$317,369	$299,065
Gain on sale of operating properties, including land	—	1,808	85,192	3,609
Impairment associated with land holdings	—	—	—	(1,152)
Equity in income of joint ventures	1,574	863	4,487	5,889
Income from continuing operations before income taxes	$38,692	$39,686	$197,794	$117,918
Income tax expense	(498)	(353)	(1,334)	(1,228)
Net income	$38,194	$39,333	$196,460	$116,690
Less income allocated to non-controlling interests from continuing operations	(1,150)	(1,050)	(7,738)	(3,099)
Net income attributable to common shareholders	$37,044	$38,283	$188,722	$113,591
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic	$0.41	$0.43	$2.10	$1.28
Earnings per share – diluted	$0.41	$0.43	$2.09	$1.28
Distributions declared per common share	$0.70	$0.66	$2.10	$1.98
Weighted average number of common shares outstanding – basic	89,164	88,146	89,102	87,882
Weighted average number of common shares outstanding – diluted	90,341	89,353	89,450	89,052
Condensed Consolidated Statements of Comprehensive Income:
Net income	$38,194	$39,333	$196,460	$116,690
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(417)	—	(417)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	38	20	112	49
Comprehensive income	$38,232	$38,936	$196,572	$116,322
Less income allocated to non-controlling interests from continuing operations	(1,150)	(1,050)	(7,738)	(3,099)
Comprehensive income attributable to common shareholders	$37,082	$37,886	$188,834	$113,223
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
Net income			188,722			7,738	196,460
Other comprehensive income					112		112
Net share awards		7,792		9,263			17,055
Employee share purchase plan		334		249			583
Common share options exercised		176					176
Change in classification of deferred compensation plan		(7,924)					(7,924)
Change in redemption value of non-qualified share awards			184				184
Diversification of share awards within deferred compensation plan		2,135	1,423				3,558
Conversions of operating partnership units		86				(86)	—
Cash distributions declared to equity holders			(188,809)			(3,983)	(192,792)
Purchase of non-controlling interests		(9,480)				(20)	(9,500)
Other		(85)					(85)
Equity, September 30, 2015	$976	$3,660,482	$(452,257)	$(387,114)	$(2,307)	$76,456	$2,896,236

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$196,460	$116,690
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	190,337	174,528
Gain on sale of operating properties, including land	(85,192)	(3,609)
Impairment associated with land holdings	—	1,152
Distributions of income from joint ventures	4,699	6,293
Equity in income of joint ventures	(4,487)	(5,889)
Share-based compensation	13,012	11,902
Amortization of deferred financing costs	2,143	2,493
Net change in operating accounts and other	681	23,446
Net cash from operating activities	$317,653	$327,006
Cash flows from investing activities
Development and capital improvements	$(336,398)	$(390,756)
Proceeds from sales of operating properties, including land	112,180	22,606
Distributions from investments in joint ventures	1,512	6,571
Other	(9,177)	(4,522)
Net cash from investing activities	$(231,883)	$(366,101)
Cash flows from financing activities
Repayment of notes payable	$(252,160)	$(35,640)
Borrowings on unsecured credit facility and other short-term borrowings	728,000	2,172,000
Repayments on unsecured credit facility and other short-term borrowings	(505,000)	(2,172,000)
Proceeds from notes payable	—	248,078
Distributions to common shareholders and non-controlling interests	(188,876)	(176,284)
Purchase of non-controlling interests	(9,500)	—
Proceeds from issuance of common shares	—	50,535
Other	(1,777)	739
Net cash from financing activities	$(229,313)	$87,428
Net increase (decrease) in cash and cash equivalents	(143,543)	48,333
Cash and cash equivalents, beginning of period	153,918	17,794
Cash and cash equivalents, end of period	$10,375	$66,127
Supplemental information
Cash paid for interest, net of interest capitalized	$65,748	$52,073
Cash paid for income taxes	1,584	1,623
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$64,276	$60,265
Value of shares issued under benefit plans, net of cancellations	18,489	19,215
Net change in redemption of non-qualified share awards	(1,607)	11,541
Accrual associated with construction and capital expenditures	17,440	22,269
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2015, we owned interests in, operated, or were developing 181 multifamily properties comprised of 62,909 apartment homes across the United States. Of the 181 properties, 10 properties were under construction, and when completed will consist of a total of 3,502 apartment homes. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners, or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, indicate we do not have a controlling financial interest. We did not have any interests in VIEs at September 30, 2015 or December 31, 2014.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2014 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from operating, investing or financing activities. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the full year.

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

The carrying values of below market leases and in-place leases at September 30, 2015 and December 31, 2014 are as follows:

(in millions)	September 30, 2015	December 31, 2014
Below market leases (Gross carrying value)	$0.5	$0.5
Accumulated amortization	(0.5)	(0.4)
Value of below market leases, net	$—	$0.1

In-place leases (Gross carrying value)	$3.0	$3.0
Accumulated amortization	(3.0)	(2.5)
Value of in-place leases, net	$—	$0.5
Revenues recognized related to below market leases and amortization expense related to in-place leases for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revenues related to below market leases	$—	$—	$0.1	$0.2
Amortization of in-place leases	$—	$—	$0.5	$1.2
The weighted average amortization period of below market leases and in-place leases was approximately eight months and seven months for the nine months ended September 30, 2015 and 2014, respectively. There were no below market leases or in-place leases during the three months ended September 30, 2015 or 2014.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.3 million and $5.8 million for the three months ended September 30, 2015 and 2014, respectively, and was approximately $14.6 million and $16.1 million for the nine months ended September 30, 2015 and 2014, respectively. Capitalized real estate taxes were approximately $0.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and were approximately $2.9 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Recurring Fair Value Measurements. The valuation methodology we use to measure our deferred compensation plan investments is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded at fair value on a recurring basis and included in other assets in our condensed consolidated balance sheets.
Non-recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." Non-recurring fair value disclosures are not provided for impairments on assets disposed during the period because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of September 30, 2015 and December 31, 2014, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt this standard as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), "Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies whether limited partnerships and similar entities are VIEs or voting interest entities and eliminates the presumption a general partner should consolidate a limited partnership. Reporting entities which consolidate or hold a variable interest in a VIE as a result of this standard are subject to additional disclosure requirements. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt ASU 2015-02 as of January 1, 2016 and do not expect it to have a material impact on our consolidated financial statements upon adoption.

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 also requires amortization of debt issuance costs to be reported as interest expense in the statement of income. Currently, we report amortization expense of debt issuance costs as a separate line item in our consolidated statements of income. In August 2015, the FASB issued Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. Accordingly, upon our adoption of ASU 2015-03, we will present debt issuance costs related to our unsecured credit facility and unsecured short-term borrowing facility within other assets, net on our consolidated balance sheets. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and retrospective application required. We will adopt ASU 2015-03 as of January 1, 2016. The presentation requirements under this ASU will require reclassifications for presentation purposes of certain line items within our consolidated financial statements, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million and 1.9 million for the three months ended September 30, 2015 and 2014, respectively, and was approximately 2.6 million and 2.0 million for the nine months ended September 30, 2015 and 2014, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per common share calculation – basic
Net income attributable to common shareholders	$37,044	$38,283	$188,722	$113,591
Amount allocated to participating securities	(259)	(317)	(1,562)	(970)
Net income attributable to common shareholders – basic	$36,785	$37,966	$187,160	$112,621

Earnings per common share – basic	$0.41	$0.43	$2.10	$1.28

Weighted average number of common shares outstanding – basic	89,164	88,146	89,102	87,882

Earnings per common share calculation – diluted
Net income attributable to common shareholders – basic	$36,785	$37,966	$187,160	$112,621
Income allocated to common units	292	313	—	937
Net income attributable to common shareholders – diluted	$37,077	$38,279	$187,160	$113,558

Earnings per common share – diluted	$0.41	$0.43	$2.09	$1.28

Weighted average number of common shares outstanding – basic	89,164	88,146	89,102	87,882
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	366	396	348	358
Common units	811	811	—	812
Weighted average number of common shares outstanding – diluted	90,341	89,353	89,450	89,052

4. Common Shares
In November 2014, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions.

There were no shares sold during the three and nine months ended September 30, 2015 under the 2014 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No shares were sold subsequent to September 30, 2015 through the date of this filing under the 2014 ATM program.

In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through the year ended December 31, 2008 and there have not been any shares repurchased subsequent to that date. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million.

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
5. Acquisitions, Dispositions, Assets Held for Sale and Impairment
Acquisitions of Land. In May 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona for approximately $36.3 million and in June 2015, we acquired approximately 2.7 acres of land located in Los Angeles, California for approximately $9.5 million. In October 2015, we acquired approximately 5.8 acres of land in Gaithersburg, Maryland for approximately $13.3 million.

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

Land Holding Dispositions and Impairment. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million.

In July 2014, we sold approximately 2.4 acres of land adjacent to an operating property in Dallas, Texas for approximately $0.8 million. We recognized a $1.2 million impairment charge related to this land parcel in June 2014, which represented the difference between the land holding's carrying value and the fair value based upon the sales contract on this land parcel. In August 2014, we sold approximately 19.2 acres of land adjacent to an operating property in Houston, Texas for approximately $8.3 million and recognized a gain of approximately $1.8 million. During the nine months ended September 30, 2014, we also sold approximately 7.7 acres of land adjacent to current development and operating communities located in Atlanta, Georgia and Dallas, Texas for approximately $14.6 million and recognized a gain of approximately $1.8 million related to these land sales.

Sales of Operating Properties. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

Operating Property Held for Sale. In October 2015, we sold one operating property, which was included in properties held for sale at September 30, 2015, comprised of 260 apartment homes located in Brandon, Florida for approximately $33.0 million.

6. Investments in Joint Ventures
As of September 30, 2015, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, "the funds"). Our ownership interest in each of the first two funds was 31.3% at September 30, 2015 and December 31, 2014, and was 20% at September 30, 2014. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. Our ownership interest in this fund was 20% as of September 30, 2015; this fund did not own any properties at such date.

The following table summarizes the combined balance sheet and statement of income data for the funds as of and for the periods presented:

(in millions)	September 30, 2015	December 31, 2014
Total assets	$753.8	$757.8
Total third-party debt	529.3	523.6
Total equity	198.5	203.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Total revenues (1)	$29.4	$27.3	$85.2	$78.3
Gain on sale of operating properties, net of tax	—	—	—	18.5
Net income	3.1	2.2	8.7	23.8
Equity in income (2)	1.6	0.9	4.5	5.9

(1)	Excludes approximately $1.1 million for the nine months ended September 30, 2014, related to the sale of two operating properties by the funds during the first quarter of 2014.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.

The funds which own properties have been funded in part with secured third-party debt. As of September 30, 2015, we had no outstanding guarantees related to loans of the funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.4 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and were approximately $4.4 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively.

In February 2014, two of the funds each sold an operating property, comprised of 558 apartment homes, for approximately $65.6 million. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the condensed consolidated statements of income and comprehensive income.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2015	December 31, 2014
Commercial banks
Unsecured credit facility	$200.0	$—
Unsecured short-term borrowings	23.0	—
	$223.0	$—

Senior unsecured notes
5.08% Notes, due 2015	$—	$249.9
5.75% Notes, due 2017	246.6	246.5
4.70% Notes, due 2021	249.1	249.0
3.07% Notes, due 2022	347.2	347.0
5.00% Notes, due 2023	248.0	247.8
4.27% Notes, due 2024	249.6	249.6
3.59% Notes, due 2024	248.2	248.1
	$1,588.7	$1,837.9

Total unsecured notes payable	1,811.7	1,837.9

Secured notes
0.95% – 5.63% Conventional Mortgage Notes, due 2018 – 2045	870.0	870.9
Tax-exempt Mortgage Note, due 2028 (1.24% floating rate)	33.5	34.7
	903.5	905.6
Total notes payable	$2,715.2	$2,743.5

Other floating rate debt included in secured notes (0.95%)	$175.0	$175.0

In August 2015, we amended our $500 million unsecured credit facility to extend the maturity date from September 2015 to August 2019, with two six-month options to extend at our election to August 2020, and increased the facility from $500 million to $600 million, with the option to further increase it to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under the credit facility. This credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.

Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2015, we had approximately $200.0 million outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $389.9 million available under our credit facility.

In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At September 30, 2015, we had approximately $23.0 million outstanding on this unsecured short-term borrowing facility.

In June 2015, we used cash and borrowings from our existing unsecured credit facility to repay the principal amount of our 5.08% senior unsecured notes payable, which was scheduled to mature on June 15, 2015, for a total of $250.0 million, plus accrued interest.

At September 30, 2015 and 2014, we had outstanding floating rate debt of approximately $431.5 million and $210.1 million, respectively, which included our unsecured credit facility and short-term borrowings, and the weighted average interest rate on such debt was approximately 1.0% for each of the nine months ended September 30, 2015 and 2014.

Our indebtedness, which includes our unsecured credit facility and unsecured short-term borrowings, had a weighted average maturity of approximately 6.0 years at September 30, 2015. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2015:

(in millions)	Amount	Weighted Average Interest Rate
2015 (1)	$0.5	—%
2016 (2)	25.0	1.3
2017	249.0	5.8
2018	177.4	0.9
2019 (3)	846.5	4.3
Thereafter	1,416.8	4.0
Total	$2,715.2	4.0%

(1)	Includes only scheduled principal amortizations.
(2) Includes $23.0 million of unsecured short-term borrowings.

(3)	Includes $200.0 million balance outstanding under our unsecured credit facility.

8. Share-based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the "2011 Share Plan"). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the "Fungible Pool Limit"), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under our 2002 share incentive plan based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

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

At September 30, 2015, approximately 4.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.3 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million and 0.4 million options were exercised during the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of options exercised was approximately $2.0 million and $6.9 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was no unrecognized compensation cost related to unvested options. At September 30, 2015, all options outstanding were exercisable and had a weighted average remaining life of approximately 3.4 years.

The following table summarizes outstanding share options, all of which were exercisable, at September 30, 2015:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	105,015	$30.06
$41.16 - $43.94	119,242	42.46
$48.02 - $75.17	70,948	60.92
Total options	295,205	$42.49

(1)
The aggregate intrinsic value of options outstanding and exercisable at September 30, 2015 was $9.3 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $73.90 per share on September 30, 2015 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the nine months ended September 30, 2015, we granted approximately 26.8 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the nine months ended September 30, 2015 vested immediately and approximately $0.2 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Weighted average fair value of options granted	$5.52 - $7.38
Expected volatility	16.5% - 18.8%
Risk-free interest rate	1.0% - 1.3%
Expected dividend yield	3.5% - 3.7%
Expected life	3 years - 4 years

Our computation of expected volatility for 2015 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At September 30, 2015, the unamortized value of previously issued unvested share awards was approximately $37.1 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was approximately $18.1 million and $16.0 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.8 million and $4.2 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $13.7 million and $12.1 million for the nine months ended September 30, 2015 and 2014, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.6 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2015:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	256,599	74.53
Exercised/Vested	(53,358)	37.69	(299,806)	60.42
Forfeited	—	—	(9,297)	67.78
Total options and nonvested share awards outstanding at September 30, 2015	295,205	$42.49	766,439	$68.22

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

The following table summarizes the eligible share award activity as recorded in temporary equity for the nine months ended September 30, 2015:

(in thousands)	Nine Months Ended September 30, 2015
Temporary equity:
Balance at December 31, 2014	$68,134
Change in classification	7,924
Change in redemption value	(184)
Diversification of share awards	(3,558)
Balance at September 30, 2015	$72,316

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Change in assets:
Other assets, net	$(10,013)	$(9,826)
Change in liabilities:
Accounts payable and accrued expenses	(10,718)	18,009
Accrued real estate taxes	18,516	18,886
Other liabilities	2,068	(4,273)
Other	828	650
Change in operating accounts and other	$681	$23,446

10. Commitments and Contingencies
Construction Contracts. As of September 30, 2015, we estimate the additional cost to complete the nine consolidated projects currently under construction to be approximately $357.2 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2015, we had earnest money deposits of approximately $0.9 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $0.7 million of these deposits was non-refundable at September 30, 2015.

Lease Commitments. At September 30, 2015, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.8 million for each of the three months ended September 30, 2015 and 2014, and approximately $2.4 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. Minimum annual rental commitments for the remainder of 2015 are $0.7 million, and for the years ending December 31, 2016 through 2019 are approximately $2.8 million, $2.9 million, $2.7 million, and $2.5 million, respectively, and approximately $13.6 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014 as income tax expense. Income taxes for the three and nine months ended September 30, 2015 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2015.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2015				December 31, 2014
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$51.6	$—	$—	$51.6	$56.1	$—	$—	$56.1

(1)	Approximately $8.3 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2015.

Non-recurring Fair Value Measurements. The non-recurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." There were no non-recurring fair value adjustments at September 30, 2015 or December 31, 2014.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2015 and December 31, 2014, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2015		December 31, 2014
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,283.7	$2,380.3	$2,533.8	$2,666.1
Floating rate notes payable (1)	431.5	423.6	209.7	203.7

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings.

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net income attributable to common shareholders	$188,722	$113,591
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	86	52
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	(9,480)	—
Change in common equity and net transfers from non-controlling interests	$179,328	$113,643

(1)	Refer to Note 5, "Acquisitions, Dispositions, Assets Held for Sale and Impairment," for further discussion of acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

We consider portions of this report to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of September 30, 2015, we owned interests in, operated, or were developing 181 multifamily properties comprised of 62,909 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and nine months ended September 30, 2015 reflect an increase in same store revenues of 5.5% and 5.1%, respectively, as compared to the same periods in 2014. We believe these increases were due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, and in part due to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2015 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At September 30, 2015, we had a total of 10 projects under construction to be comprised of 3,502 apartment homes, with initial occupancy scheduled to occur within the next 26 months. The 10 projects included nine projects which were consolidated and one project, to be comprised of 266 apartment homes, which was owned by one of the discretionary investment funds ("the funds") in which we have a 31.3% interest. As of September 30, 2015, we estimate the additional cost to complete the construction of the nine consolidated projects to be approximately $357.2 million.
Acquisitions
In May 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona for approximately $36.3 million and in June 2015, we acquired approximately 2.7 acres of land located in Los Angeles, California for approximately $9.5 million. In October 2015, we acquired approximately 5.8 acres of land in Gaithersburg, Maryland for approximately $13.3 million.
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
In October 2015, we sold one operating property, which was included in properties held for sale at September 30, 2015, comprised of 260 apartment homes, located in Brandon, Florida for approximately $33.0 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings, and secured mortgages.
As of September 30, 2015, we had approximately $389.9 million available under our $600 million unsecured credit facility and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. As of September 30, 2015, payments on debt maturing through the remainder of 2015 included scheduled principal amortizations of approximately $0.5 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2015		December 31, 2014
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Las Vegas, Nevada	4,918	15	4,918	15
Tampa, Florida (1)	4,048	10	4,880	11
Atlanta, Georgia	3,867	12	3,867	12
Orlando, Florida	3,540	9	3,540	9
Austin, Texas	3,360	10	3,030	9
Raleigh, North Carolina	3,054	8	3,054	8
Los Angeles/Orange County, California	2,784	7	2,481	6
Southeast Florida	2,781	8	2,781	8
Phoenix, Arizona	2,549	9	2,315	8
Charlotte, North Carolina	2,487	11	2,487	11
Denver, Colorado	2,365	7	1,941	6
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	59,407	171	58,948	168
Properties Under Construction
Washington, D.C. Metro	862	2	—	—
Charlotte, North Carolina	589	2	589	2
Dallas, Texas	423	1	423	1
Phoenix, Arizona	380	1	614	2
Atlanta, Georgia	379	1	379	1
Houston, Texas	315	1	315	1
Los Angeles/Orange County, California	287	1	590	2
Denver, Colorado	267	1	691	2
Austin, Texas	—	—	614	2
Total Properties Under Construction	3,502	10	4,215	13
Total Properties	62,909	181	63,163	181
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina (3)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	55,631	159	55,885	159

(1)	Includes an operating property consisting of 260 apartment homes which was included in properties held for sale at September 30, 2015. This property was sold in October 2015.

(2)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(3)	Represents a property under development owned by one of the funds. See communities under construction below for details.

Dispositions
During the nine months ended September 30, 2015, we sold two consolidated operating properties as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Ridgecrest	Austin, TX	284	1/15/2015
Camden Bayside	Tampa, FL	832	1/30/2015
Consolidated total		1,116
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended September 30, 2015, stabilization was achieved at one consolidated operating property as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Foothills
Scottsdale, AZ	220	4Q14	3Q15
Completed Construction in Lease-Up
At September 30, 2015, we had three consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/28/2015	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Hayden
Tempe, AZ	234	$44.2	88%	2Q15	4Q15
Camden Flatirons
Denver, CO	424	79.2	81	3Q15	2Q16
Camden Glendale
Glendale, CA	303	112.8	57	3Q15	2Q16
Consolidated total	961	$236.2

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2015 included approximately $443.5 million related to properties under development and land. Of this amount, approximately $327.0 million related to our projects currently under construction. In addition, we had approximately $116.5 million primarily invested in land held for future development and land holdings, which included approximately $105.7 million related to projects we expect to begin constructing during the next three years, and approximately $10.8 million invested in land holdings which we may develop in the future.

Communities Under Construction. At September 30, 2015, we had nine consolidated properties and one property held by one of the funds, in which we own a 31.3% interest, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Paces (1)
Atlanta, GA	379	$117.0	$115.4	$9.1	4Q15	3Q16
Camden Chandler (2)
Chandler, AZ	380	73.0	64.9	3.5	1Q16	4Q16
Camden Gallery
Charlotte, NC	323	58.0	46.0	45.9	3Q16	1Q17
Camden Victory Park
Dallas, TX	423	82.0	57.8	57.8	3Q16	1Q18
The Camden
Los Angeles, CA	287	145.0	98.7	98.7	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	13.8	13.8	2Q17	1Q18
Camden NoMa II
Washington, DC	405	115.0	39.1	39.1	4Q17	4Q19
Camden Shady Grove
Rockville, MD	457	116.0	45.9	45.9	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	13.2	13.2	2Q18	3Q19
Consolidated total	3,236	$852.0	$494.8	$327.0

Unconsolidated Community Under Construction
Camden Southline (3)
Charlotte, NC	266	$48.0	$46.8	$14.8	4Q15	1Q16

(1)	Property in lease-up and was 67% leased at October 28, 2015.

(2)	Property in lease-up and was 67% leased at October 28, 2015.

(3)	Property in lease-up and was 68% leased at October 28, 2015.

Development Pipeline Communities. At September 30, 2015, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead
Atlanta, GA	336	$80.0	$22.0
Camden Conte (2)
Houston, TX	519	170.0	20.3
Camden Atlantic
Plantation, FL	286	62.0	13.3
Camden Arts District
Los Angeles, CA	354	150.0	12.5
Camden North End (2) (3)
Phoenix, AZ	920	225.0	37.6
Total	2,415	$687.0	$105.7

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Each of these developments will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

(3)	Formerly known as Camden Mayo.

Land Holdings. At September 30, 2015, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Tampa, FL	4.8	1.5
Other (1)	—	5.1
Total	24.4	$10.8

(1)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average monthly property revenue per apartment home	$1,447	$1,341	$1,420	$1,321
Annualized total property expenses per apartment home	$6,430	$5,942	$6,202	$5,782
Weighted average number of operating apartment homes owned 100%	52,323	52,964	51,881	52,778
Weighted average occupancy of operating apartment homes owned 100% *	96.0%	96.1%	95.8%	95.8%

*	Our one student housing community is excluded from this calculation.

Property-Level Operating Results (1)
The following tables present the property-level revenues and property-level expenses for the three and nine months ended September 30, 2015 as compared to the same periods in 2014:

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2015	2015	2014	$	%	2015	2014	$	%
Property revenues:
Same store communities	47,618	$205,752	$194,963	$10,789	5.5%	$604,547	$575,156	$29,391	5.1%
Non-same store communities	3,556	13,905	6,738	7,167	106.4	41,391	19,128	22,263	116.4
Development and lease-up communities	4,197	5,225	348	4,877	*	9,931	382	9,549	*
Dispositions/other	260	2,303	11,049	(8,746)	(79.2)	7,401	32,853	(25,452)	(77.5)
Total property revenues	55,631	$227,185	$213,098	$14,087	6.6%	$663,270	$627,519	$35,751	5.7%
Property expenses:
Same store communities	47,618	$75,057	$71,034	$4,023	5.7%	$218,131	$207,293	$10,838	5.2%
Non-same store communities	3,556	5,923	2,819	3,104	110.1	15,949	7,703	8,246	107.0
Development and lease-up communities	4,197	2,282	79	2,203	*	4,321	85	4,236	*
Dispositions/other	260	844	4,743	(3,899)	(82.2)	2,905	13,798	(10,893)	(78.9)
Total property expenses	55,631	$84,106	$78,675	$5,431	6.9%	$241,306	$228,879	$12,427	5.4%

*	Not a meaningful percentage

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2014. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2014. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2014. Dispositions/other includes operating properties sold subsequent to January 1, 2014, operating properties held for sale and also results from non-multifamily rental communities, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store rental revenues increased approximately $7.3 million and $21.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to a 4.3% and 4.1% increase in average rental rates for our same store portfolio during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. We believe the increases to rental revenue were due to the continuation of improving economic conditions, including job growth, favorable demographics, and a manageable supply of new multifamily housing, and in part due to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates. Additionally, there was a $3.5 million and $7.6 million increase in other property revenue during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to increases in miscellaneous income and income from our bulk internet rebilling program.

Property expenses from our same store communities increased approximately $4.0 million and $10.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to higher real estate taxes as a result of increased property valuations at a number of our communities for each period. These increases were also due to higher bulk internet rebilling program expenses, salaries, and repairs and maintenance costs, and were partially offset by decreases in property insurance expenses due to lower premiums and claims.

Non-same Store and Development and Lease-up Analysis
Property revenues from non-same store and development and lease-up communities increased approximately $12.0 million and $31.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Property expenses from non-same store and development and lease-up communities increased approximately $5.3 million and $12.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases in revenues and expenses in our non-same store communities during the three and nine months ended September 30, 2015 were primarily due to the stabilization of one operating property during the fourth quarter of 2014, three operating properties during the second quarter of 2015 and one operating property during the third quarter of 2015, and the acquisition of one operating property during the fourth quarter of 2014. These increases in revenues and expenses in our development and lease-up communities were primarily due to the completion and partial lease up of one property in the second quarter of 2015 and two properties in the third quarter of 2015, and the partial lease-up of two properties which were under construction at September 30, 2015.
The following table details the impact of the foregoing on our revenues and expenses:

(in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues from non-same store stabilized properties	$5.4	$16.6
Revenues from development and lease-up properties	4.9	9.5
Revenues from acquisition	1.4	4.0
Other	0.3	1.7
	$12.0	$31.8

Expenses from non-same store stabilized properties	$2.1	$6.7
Expenses from development and lease-up properties	2.2	4.3
Expenses from acquisition	0.6	1.8
Other	0.4	(0.3)
	$5.3	$12.5
Dispositions/Other Property Analysis
Dispositions/other property revenues decreased approximately $8.7 million and $25.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Dispositions/other property expenses decreased approximately $3.9 million and $10.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to the dispositions of five operating properties in the fourth quarter of 2014 and two operating properties in the first quarter of 2015.

Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Fee and asset management	$1,902	$2,131	$(229)	(10.7)%	$5,083	$7,301	$(2,218)	(30.4)%
Interest and other income	107	430	(323)	(75.1)	308	762	(454)	(59.6)
Income (loss) on deferred compensation plans	(3,438)	(765)	(2,673)	(349.4)	(1,871)	1,934	(3,805)	(196.7)
Total non-property income	$(1,429)	$1,796	$(3,225)	(179.6)%	$3,520	$9,997	$(6,477)	(64.8)%

Fee and asset management income decreased approximately $0.2 million and $2.2 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2014 and 2015, and our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. We eliminate fee income provided by our funds to the extent of our ownership. The decrease during the three months ended September 30, 2015 was partially offset by higher construction fees resulting from an increase in third-party construction activity.

Our deferred compensation plans recognized a loss of approximately $3.4 million and $1.9 million during the three and nine months ended September 30, 2015, respectively, recognized a loss of approximately $0.8 million during the three months ended September 30, 2014, and recognized income of approximately $1.9 million during the nine months ended September 30, 2014. The net income (loss) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Property management	$5,884	$5,416	$468	8.6%	$17,928	$17,108	$820	4.8%
Fee and asset management	1,227	1,240	(13)	(1.0)	3,424	3,746	(322)	(8.6)
General and administrative	11,790	10,331	1,459	14.1	33,120	30,410	2,710	8.9
Interest	23,265	22,967	298	1.3	72,288	68,846	3,442	5.0
Depreciation and amortization	65,079	59,179	5,900	10.0	190,337	174,528	15,809	9.1
Amortization of deferred financing costs	725	836	(111)	(13.3)	2,143	2,493	(350)	(14.0)
Expense (benefit) on deferred compensation plans	(3,438)	(765)	(2,673)	(349.4)	(1,871)	1,934	(3,805)	(196.7)
Total other expenses	$104,532	$99,204	$5,328	5.4%	$317,369	$299,065	$18,304	6.1%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.5 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses and increases in expenses due to the timing of education programs provided to our regional employees. Property management expense was 2.6% and 2.5% of total property revenues for the three months ended September 30, 2015 and 2014, respectively, and was 2.7% of total property revenues for each of the nine months ended September 30, 2015 and 2014.

General and administrative expense increased approximately $1.5 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses. General and administrative expenses were 5.1% and 4.8% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended September 30, 2015 and 2014, respectively, and 5.0% and 4.8% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the nine months ended September 30, 2015 and 2014, respectively.

Interest expense for the three and nine months ended September 30, 2015 increased approximately $0.3 million and $3.4 million, respectively, as compared to the same periods in 2014. These increases were primarily due to increased interest expense resulting from the issuance of a $250 million, 3.59% senior unsecured notes payable in September 2014, and lower capitalized interest of approximately $1.5 million during each of the three and nine month periods ended September 30, 2015, resulting from lower average balances in our development pipeline. The increase during the three months ended September 30, 2015 was also due to an increase in interest expense relating to borrowings on our unsecured credit facility as compared to the same period in 2014. These increases were partially offset by the repayment of a $250 million, 5.08% senior unsecured notes payable in June 2015 and the repayment of a secured notes payable in September 2014. The increase during the nine months ended September 30, 2015 was also partially offset by the repayment of a secured notes payable in April 2014.
Depreciation and amortization expense increased approximately $5.9 million and $15.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to the completion of units in our development pipeline, the completion of repositions, increases in capital improvements placed in service during 2014 and 2015, and the acquisition of one operating property in October 2014. These increases were partially offset by a decrease in depreciation expense related to the dispositions of five operating properties during the fourth quarter of 2014 and two operating properties in January 2015.
Our deferred compensation plans recognized a benefit of approximately $3.4 million and $1.9 million during the three and nine months ended September 30, 2015, respectively, recognized a benefit of approximately $0.8 million during the three months ended September 30, 2014, and recognized expenses of approximately $1.9 million during the nine months ended September 30, 2014. The net expense (benefit) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income (loss) related to these plans, as discussed in the non-property income, above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Gain on sale of operating properties, including land	$—	$1,808	$(1,808)	(100.0)%	$85,192	$3,609	$81,583	* %
Impairment associated with land holdings	—	—	—	—	—	(1,152)	1,152	(100.0)
Equity in income of joint ventures	1,574	863	711	82.4	4,487	5,889	(1,402)	(23.8)
Income tax expense	(498)	(353)	(145)	(41.1)	(1,334)	(1,228)	(106)	(8.6)

*	Not a meaningful percentage.
The $85.2 million gain on sale during the nine months ended September 30, 2015 related to the sale of two operating properties located in Tampa, Florida and Austin, Texas for approximately $114.4 million and the sale of a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million.

In August 2014, we sold approximately 19.2 acres of land adjacent to an operating property in Houston, Texas for approximately $8.3 million and recognized a gain of approximately $1.8 million. During the nine months ended September 30, 2014, we also sold approximately 3.0 acres of land adjacent to a current development community located in Atlanta, Georgia and sold approximately 4.7 acres of land adjacent to an operating property in Dallas, Texas for an aggregate of approximately $14.6 million and recognized an aggregate gain of approximately $1.8 million.

The $1.2 million impairment associated with land holdings during the nine months ended September 30, 2014 reflects an impairment charge to the carrying value of a land parcel located in Dallas, Texas. The impairment charge recognized represented the difference between the land holding's carrying value and the fair value based upon the sales contract on this land parcel, which sold in July 2014.

Equity in income of joint ventures increased approximately $0.7 million and decreased approximately $1.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase during the three months ended September 30, 2015 was primarily due to an increase in earnings resulting from our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. The increase was also due to an increase in earnings resulting from higher rental income from the stabilized operating properties owned by the funds and two operating properties owned by the funds reaching stabilization during the third quarter of 2014. In 2014, we recognized our proportionate share of losses while these two properties were in the lease-up phase of operations.

The $1.4 million decrease in equity in income for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the funds during the nine months ended September 30, 2014. The decrease was partially offset by an increase in earnings resulting from our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. The decrease was further offset by an increase in earnings resulting from higher rental income from the stabilized operating properties owned by the funds and two operating properties owned by the funds reaching stabilization during the third quarter of 2014. In 2014 we recognized our proportionate share of losses while these two properties were in the lease-up phase of operations.

Funds from Operations ("FFO") and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Funds from operations
Net income attributable to common shareholders (1)	$37,044	$38,283	$188,722	$113,591
Real estate depreciation and amortization	63,852	58,039	186,818	170,606
Adjustments for unconsolidated joint ventures	2,300	1,340	6,782	3,980
Gain on sale of unconsolidated joint venture properties (2)	—	—	—	(3,566)
Gain on sale of operating properties, net of tax	—	—	(85,145)	—
Income allocated to non-controlling interests	1,150	1,050	7,738	3,099
Funds from operations attributable to common shareholders	$104,346	$98,712	$304,915	$287,710

Less: recurring capitalized expenditures	(21,508)	(18,074)	(52,002)	(43,484)
Adjusted funds from operations attributable to common shareholders	$82,838	$80,638	$252,913	$244,226

Weighted average shares – basic	89,164	88,146	89,102	87,882
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	366	396	348	358
Common units	1,896	1,897	1,897	1,898
Weighted average shares – diluted	91,426	90,439	91,347	90,138

(1)
Net income attributable to common shareholders includes a gain on sale of $1.8 million and $3.6 million during the three and nine months ended September 30, 2014, respectively, related to the sale of three land holdings in 2014. Also includes a $1.2 million impairment charge to the carrying value of a land parcel during the nine months ended September 30, 2014.

(2)	The gain during the nine months ended September 30, 2014 represents our proportionate share of the gain on sale of two operating properties sold by the funds in February 2014.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.4 and 5.2 times for the three and nine months ended September 30, 2015, respectively, and approximately 5.2 times for each of the three and nine months ended September 30, 2014. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income and other expenses, after adding back depreciation, amortization, and interest expense from continuing operations. Approximately 79.9% and 79.4% of our properties were unencumbered at September 30, 2015 and 2014, respectively. Our weighted average maturity of debt was approximately 6.0 years at September 30, 2015.

We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2015 including:

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

Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2015 and 2014.

Net cash from operating activities was approximately $317.7 million during the nine months ended September 30, 2015 as compared to approximately $327.0 million for the same period in 2014. The decrease was primarily due to the disposition of five operating properties in 2014 and two operating properties in January 2015. The decrease was also due to an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the funds in December 2014, as well as the timing of the first interest payments relating to the $250 million, 3.59% unsecured notes issued in September 2014, with the first payment being made in the first quarter of 2015. The decrease in cash flows was partially offset by an increase related to higher net property-level revenues and property-level expenses, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the acquisition of one operating property in 2014, the stabilization of one operating property in 2014 and four operating properties in 2015, the completion and partial lease-up of three operating properties during the second and third quarters of 2015, and the partial lease-up of two properties under construction at September 30, 2015. See further discussions of our 2015 operations as compared to 2014 in "Results of Operations."

Net cash used in investing activities during the nine months ended September 30, 2015 totaled approximately $231.9 million as compared to approximately $366.1 million for the same period in 2014. Cash outflows for property development and capital improvements were approximately $336.4 million during the nine months ended September 30, 2015 as compared to approximately $390.8 million for the same period in 2014, primarily due to the completion of seven operating properties in the fourth quarter of 2014 and first nine months of 2015, and the completion of repositions at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2015 and 2014, respectively, included the following:

	Nine Months Ended September 30,
(in millions)	2015	2014
Expenditures for new development, including land	$232.2	$266.4
Capitalized interest, real estate taxes, and other capitalized indirect costs	24.0	25.7
Reposition expenditures	27.2	54.0
Capital expenditures	53.0	44.7
Total	$336.4	$390.8
During the nine months ended September 30, 2015, cash outflows were partially offset by proceeds of approximately $112.2 million from the sale of two operating properties and one land holding. During the nine months ended September 30, 2014, cash outflows were partially offset by proceeds of approximately $22.6 million from the sale of two land holdings in 2014 and distributions received from our joint ventures of approximately $6.6 million relating to the sale of two operating properties in February 2014.

Net cash used in financing activities totaled approximately $229.3 million for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of approximately $87.4 million during the same period in 2014. During the nine months ended September 30, 2015, we used $250.0 million to repay maturing unsecured notes payable and approximately $2.2 million to pay principal amortization payments. We also used approximately $188.9 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two fully consolidated joint ventures. The cash flows for the nine months ended September 30, 2015 were partially offset by proceeds, net of payments, from our unsecured credit facility and other short-term borrowings of $223.0 million. The cash inflows for the nine months ended September 30, 2014 related to proceeds received of approximately $248.1 million from the issuance of $250 million unsecured notes payable in September 2014 and net proceeds of approximately $50.5 million from the issuance of 0.7 million common shares from our ATM program. The cash inflows during the nine months ended September 30, 2014 were partially offset by approximately $176.3 million used for distributions paid to common shareholders and non-controlling interest holders, $32.3 million used to repay two secured mortgage notes payable in April 2014 and September 2014, and approximately $3.3 million used for principal amortization payments.

Financial Flexibility

In August 2015, we amended our $500 million unsecured credit facility to extend the maturity date from September 2015 to August 2019, with two six-month options to extend at our election to August 2020, and increased the facility from $500 million to $600 million, with the option to further increase it to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under the credit facility. This credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2015, we had approximately $200.0 million outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $389.9 million available under our credit facility.
In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At September 30, 2015, we had approximately $23.0 million outstanding on this unsecured short-term borrowing facility.

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2015, we had approximately 86.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently Baa1 with positive outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility or other short-term borrowings. As of September 30, 2015, payments on debt maturing through the remainder of 2015 included scheduled principal amortizations of $0.5 million. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the nine consolidated projects to be approximately $357.2 million. Of this amount, we expect between approximately $65 million and $75 million will be incurred during the remainder of 2015 and the remaining costs will be incurred during 2016 through 2018. Additionally, we expect to incur approximately $13 million of costs related to the start of new development activities, between approximately $2 million and $4 million of additional redevelopment expenditures and between approximately $10 million and $12 million of additional other capital expenditures during the remainder of 2015.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM share offering program, other unsecured borrowings, and secured mortgages. We evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In September 2015, we announced our Board of Trust Managers had declared a quarterly dividend of $0.70 per common share to our common shareholders of record as of September 30, 2015. The dividend was subsequently paid on October 16, 2015, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2015, our annualized dividend rate would be $2.80 per share or unit for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2015, our unconsolidated joint ventures had outstanding debt of approximately $529.3 million, of which our proportionate share was approximately $165.7 million. As of September 30, 2015, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the nine months ended September 30, 2015.
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

(a) Exhibits

10.1
Second Amended and Restated Credit Agreement dated as of August 7, 2015 between the Company and Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., PNC Bank National Association, Regions Bank, SunTrust Bank, The Bank of Nova Scotia, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Managing Agents, and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on August 11, 2015 (File No. 1-12110))

10.2
Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015 (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on October 29, 2015 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 30, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 30, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 30, 2015
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1
Second Amended and Restated Credit Agreement dated as of August 7, 2015 between the Company and Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., PNC Bank National Association, Regions Bank, SunTrust Bank, The Bank of Nova Scotia, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Managing Agents, and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on August 11, 2015 (File No. 1-12110))

10.2
Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015 (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on October 29, 2015 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 30, 2015

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 30, 2015

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.