Form 10-K
period 2015-12-31
CAMDEN PROPERTY TRUST
filed 2016-02-19
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $6,381,496,192 based on a June 30, 2015 share price of $74.28.
On February 12, 2016, 86,927,591 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 13, 2016 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2015, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,649 apartment homes across the United States. Of the 180 properties, eight properties were under construction and when completed will consist of a total of 2,857 apartment homes. We also own land holdings which we may develop into multifamily communities in the future.
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
We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flow generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings and secured mortgages.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high-quality services to our residents, and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of new leases and lease renewals achieved.
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
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. We currently have three discretionary investment funds (the “funds”), two of which are closed to future investments, and the third of which we formed in March 2015 for future multifamily investments of up to $450 million. See Note 8, “Investments in Joint Ventures,” and Note 13, “Commitments and Contingencies,” in the notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Employees
At December 31, 2015, we had approximately 1,750 employees, including executive, administrative, and community personnel. Our employee headcount has historically not varied significantly throughout the year.
Qualification as a Real Estate Investment Trust
As of December 31, 2015, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.

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
Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	low mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive;

•	regional economic downturns, including, but not limited to, business layoffs, downsizing and increased unemployment, which may impact one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to residents.
Short-term leases expose us to the effects of declining market rents.
Our apartment leases are generally for a term of fifteen months or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude our developing a profitable multifamily community. If there are subsequent changes in the fair market value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.

Potential reforms to Fannie Mae and Freddie Mac could adversely affect us.
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us.
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2016, we expect to incur costs between approximately $190 million and $210 million related to the construction of eight consolidated projects. Additionally, during 2016, we expect to incur costs between approximately $45 million and $55 million related to the start of new development activities and between approximately $19 million and $23 million related to redevelopment of existing properties. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

•	inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;

•	increased materials and labor costs, problems with contractors or subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;

•	inability to obtain financing with favorable terms;

•	inability to complete construction and lease-up of a community on schedule;

•	forecasted occupancy and rental rates may differ from the actual results; and

•	the incurrence of costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
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
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may: have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

The risks associated with our discretionary funds, which we manage as the general partner and advisor, include, but are not limited to, the following:

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

•
while we have broad discretion to manage the funds and make investment decisions on behalf of the funds, the investors or the funds' advisory boards must approve certain matters, and as a result we may be unable to make certain investments or implement certain decisions on behalf of the funds which we consider beneficial;

•	our ability to dispose of all or a portion of our investments in the funds is subject to significant restrictions; and

•	we may be liable if the funds fail to comply with various tax or other regulatory matters.
Competition could adversely affect our ability to acquire properties.
We expect other real estate investors, including insurance companies, pension and investment funds, private investors, and other multifamily REITs, will compete with us to acquire additional operating properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or achieve the expected profitability of such properties upon acquisition.
Our acquisition strategy may not produce the cash flows expected.
We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks, including, but not limited to, the following:

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
We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders and non-controlling interest holders. Additionally, in order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. From time to time we dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Intermediary agents of Section 1031 Exchange transactions typically handle large sums of money in trusts. Misappropriation of funds by one of these agents could have a material negative impact on our results of operations. Additionally, misappropriation of funds could result in the disposal of the property not qualifying for a tax deferred basis and adversely affect our financial condition. It is also possible the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of additional dividends, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders.
Litigation risks could affect our business.
As a publicly-traded owner, developer and manager of multifamily properties, we may incur liability based on various conditions at our properties and the buildings thereon, and we also have become and in the future may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability which is material to our financial condition or results of operations.
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
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our employees, suppliers and residents. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have adverse consequences.
As of December 31, 2015, we had outstanding debt of approximately $2.7 billion. This indebtedness could have adverse consequences, including, but not limited to:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.
The mortgages on our properties subject to secured debt, our unsecured credit facilities, and the indenture under which our unsecured debt was issued, contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.
Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders.
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents, which could be negatively affected by a number of factors, including, but not limited to, the following:

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
Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. This requirement limits the cash available to meet required principal payments on our debt.
Issuances of additional debt may adversely impact our financial condition.
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, minimum dividend requirements to our equity holders, development, redevelopment and other capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
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
We have mortgage debt with varying interest rates dependent upon various market indexes. In addition, we have an unsecured credit facility and an unsecured short-term borrowing facility bearing interest at variable rates on all amounts drawn on the facilities. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to shareholders.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of Baa1 with positive outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
Our share price will fluctuate.
The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including, but not limited to, the following:

•	operating results which vary from the expectations of securities analysts and investors;

•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	the results of our financial condition and operations;

•	the perception of our growth and earnings potential;

•	minimum dividend requirements;

•	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and

•	changes in financial markets and national and regional economic and general market conditions.
The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing and amount of dividend distributions will be declared at the discretion of our Board of Trust Managers and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Trust Managers may consider relevant. The Board of Trust Managers may modify the form, timing and amount of dividends from time to time.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting and provide residents with a variety of amenities common to multifamily rental properties.
Operating Properties (including properties held through unconsolidated joint ventures)
The 172 operating properties in which we owned interests and operated at December 31, 2015 averaged 949 square feet of living area per apartment home. For the year ended December 31, 2015, no single operating property accounted for greater than 1.7% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 96% for each of the years ended December 31, 2015 and 2014, and an average monthly rental revenue per apartment home of $1,302 and $1,230 for the years ended December 31, 2015 and 2014, respectively. Resident lease terms generally range from six to fifteen months. At December 31, 2015, 152 of our operating properties had over 200 apartment homes, with the largest having 1,005 apartment homes. Our operating properties have an average age of 12 years. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2011-2015	22
2006-2010	38
2001-2005	31
1996-2000	47
1991-1995	17
1986-1990	12
Prior to 1986	5

Property Table
The following table sets forth information with respect to our 172 operating properties at December 31, 2015:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2015 Average Occupancy (1)	2015 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Copper Square	2000	786	332	95.5%	$1,035
Camden Foothills (3)	2014	1,032	220	93.7	1,422
Camden Hayden (3)	2015	1,043	234	92.0	1,486
Camden Legacy	1996	1,067	428	95.3	1,095
Camden Montierra	1999	1,071	249	96.4	1,236
Camden Pecos Ranch	2001	924	272	96.1	951
Camden San Marcos	1995	984	320	95.5	1,097
Camden San Paloma	1993/1994	1,042	324	96.2	1,107
Camden Sotelo	2008/2012	1,303	170	93.2	1,455
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.0	1,856
Camden Glendale (4)	2015	882	303	Lease-up	2,365
Camden Harbor View	2004	975	538	96.2	2,269
Camden Main and Jamboree (5)	2008	1,011	290	97.0	1,962
Camden Martinique	1986	794	714	94.1	1,584
Camden Parkside	1972	836	421	96.1	1,478
Camden Sea Palms	1990	891	138	96.4	1,747
San Diego/Inland Empire
Camden Landmark	2006	982	469	95.3	1,423
Camden Old Creek	2007	1,037	350	96.9	1,803
Camden Sierra at Otay Ranch	2003	962	422	95.7	1,702
Camden Tuscany	2003	896	160	96.7	2,339
Camden Vineyards	2002	1,053	264	96.2	1,383
COLORADO
Denver
Camden Belleview Station	2009	888	270	94.8	1,327
Camden Caley	2000	925	218	97.3	1,259
Camden Denver West	1997	1,015	320	95.4	1,476
Camden Flatirons (4)	2015	960	424	Lease-up	1,425
Camden Highlands Ridge	1996	1,149	342	95.3	1,509
Camden Interlocken	1999	1,010	340	96.7	1,401
Camden Lakeway	1997	932	451	96.2	1,306
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.2	1,508
Camden Clearbrook	2007	1,048	297	94.2	1,382
Camden College Park (5)	2008	942	508	93.6	1,546
Camden Dulles Station	2009	978	382	96.5	1,617

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2015 Average Occupancy (1)	2015 Average Monthly Rental Rate per Apartment (2)
Camden Fair Lakes	1999	1,056	530	96.6%	$1,688
Camden Fairfax Corner	2006	934	489	95.7	1,740
Camden Fallsgrove	2004	996	268	94.7	1,742
Camden Grand Parc	2002	674	105	96.4	2,400
Camden Lansdowne	2002	1,006	690	96.3	1,462
Camden Largo Town Center	2000/2007	1,027	245	94.1	1,593
Camden Monument Place	2007	856	368	95.9	1,518
Camden NoMa	2014	770	321	94.3	2,123
Camden Potomac Yard	2008	835	378	96.3	1,988
Camden Roosevelt	2003	856	198	94.8	2,589
Camden Russett	2000	992	426	95.7	1,445
Camden Silo Creek	2004	975	284	97.0	1,475
Camden South Capitol (6)	2013	821	276	94.1	2,092
Camden Summerfield	2008	957	291	95.8	1,628
Camden Summerfield II	2012	936	187	94.2	1,629
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	96.1	1,868
Camden Boca Raton (3)	2014	843	261	95.7	1,875
Camden Brickell	2003	937	405	97.3	1,993
Camden Doral	1999	1,120	260	96.7	1,793
Camden Doral Villas	2000	1,253	232	96.8	1,884
Camden Las Olas	2004	1,043	420	96.4	1,968
Camden Plantation	1997	1,201	502	97.0	1,502
Camden Portofino	1995	1,112	322	96.8	1,507
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.9	1,185
Camden Lago Vista	2005	955	366	96.3	1,035
Camden LaVina	2012	970	420	94.9	1,121
Camden Lee Vista	2000	937	492	96.2	1,000
Camden Orange Court	2008	817	268	96.4	1,230
Camden Renaissance	1996/1998	899	578	94.8	916
Camden Town Square	2012	986	438	95.6	1,182
Camden Waterford Lakes (6)	2013	971	300	94.5	1,236
Camden World Gateway	2000	979	408	96.2	1,112
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.4	998
Camden Lakes	1982/1983	732	688	95.6	834
Camden Montague	2012	975	192	95.6	1,168
Camden Preserve	1996	942	276	95.7	1,230
Camden Royal Palms	2006	1,017	352	96.2	1,054
Camden Visconti (6)	2007	1,125	450	96.1	1,193
Camden Westchase Park	2012	993	348	95.3	1,298

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2015 Average Occupancy (1)	2015 Average Monthly Rental Rate per Apartment (2)
Camden Westshore	1986	728	278	96.7%	$971
Camden Woods	1986	1,223	444	96.6	966
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	96.2	1,241
Camden Creekstone	2002	990	223	95.6	1,127
Camden Deerfield	2000	1,187	292	95.4	1,268
Camden Dunwoody	1997	1,007	324	96.1	1,160
Camden Fourth Ward	2014	847	276	95.2	1,551
Camden Midtown Atlanta	2001	935	296	94.4	1,287
Camden Paces (4)	2015	1,407	379	Lease-up	2,533
Camden Peachtree City	2001	1,027	399	95.4	1,143
Camden Phipps (6)	1996	1,018	234	96.2	1,472
Camden Shiloh	1999/2002	1,143	232	96.5	1,106
Camden St. Clair	1997	999	336	96.1	1,192
Camden Stockbridge	2003	1,009	304	95.8	858
Camden Vantage	2010	901	592	96.0	1,236
NEVADA
Las Vegas
Camden Bel Air	1988/1995	943	528	94.5	770
Camden Breeze	1989	846	320	95.5	789
Camden Canyon	1995	987	200	95.7	940
Camden Commons	1988	936	376	95.8	814
Camden Cove	1990	898	124	96.1	766
Camden Del Mar	1995	986	560	95.8	1,000
Camden Fairways	1989	896	320	95.4	939
Camden Hills	1991	439	184	95.6	543
Camden Legends	1994	792	113	96.1	862
Camden Palisades	1991	905	624	95.0	762
Camden Pines	1997	982	315	95.3	869
Camden Pointe	1996	983	252	95.8	780
Camden Summit	1995	1,187	234	95.5	1,154
Camden Tiara	1996	1,043	400	95.2	923
Camden Vintage	1994	978	368	95.3	749
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,045	400	96.2	1,189
Camden Cotton Mills	2002	905	180	96.4	1,439
Camden Dilworth	2006	857	145	97.1	1,386
Camden Fairview	1983	1,036	135	97.5	1,109
Camden Foxcroft	1979	940	156	96.3	955
Camden Grandview	2000	1,057	266	96.4	1,583
Camden Sedgebrook	1999	972	368	96.6	1,024

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2015 Average Occupancy (1)	2015 Average Monthly Rental Rate per Apartment (2)
Camden Simsbury	1985	874	100	96.9%	$1,091
Camden South End Square	2003	882	299	96.8	1,332
Camden Southline (4) (6)	2015	831	266	Lease-up	1,392
Camden Stonecrest	2001	1,098	306	96.7	1,237
Camden Touchstone	1986	899	132	97.1	926
Raleigh
Camden Asbury Village (6)	2009	1,009	350	96.3	1,083
Camden Crest	2001	1,013	438	93.0	972
Camden Governor’s Village	1999	1,046	242	94.8	964
Camden Lake Pine	1999	1,066	446	96.1	996
Camden Manor Park	2006	966	484	95.5	987
Camden Overlook	2001	1,060	320	96.1	1,117
Camden Reunion Park	2000/2004	972	420	94.6	867
Camden Westwood	1999	1,027	354	94.7	933
TEXAS
Austin
Camden Amber Oaks (6)	2009	862	348	95.9	990
Camden Amber Oaks II (6)	2012	910	244	95.2	1,080
Camden Brushy Creek (6)	2008	882	272	95.8	1,030
Camden Cedar Hills	2008	911	208	96.3	1,168
Camden Gaines Ranch	1997	955	390	95.9	1,302
Camden Huntingdon	1995	903	398	95.3	1,015
Camden La Frontera (3)	2015	901	300	95.3	1,108
Camden Lamar Heights (3)	2015	838	314	96.1	1,332
Camden Shadow Brook (6)	2009	909	496	95.9	1,068
Camden Stoneleigh	2001	908	390	95.7	1,168
Corpus Christi
Camden Breakers	1996	868	288	95.1	1,169
Camden Copper Ridge	1986	775	344	92.8	879
Camden Miramar (7)	1994-2014	494	1,005	73.8	1,074
Camden South Bay (6)	2007	1,055	270	95.3	1,262
Dallas/Fort Worth
Camden Addison	1996	942	456	96.0	1,047
Camden Belmont	2010/2012	945	477	95.4	1,379
Camden Buckingham	1997	919	464	96.6	1,085
Camden Centreport	1997	911	268	96.5	1,008
Camden Cimarron	1992	772	286	96.5	1,040
Camden Design District (6)	2009	939	355	96.9	1,306
Camden Farmers Market	2001/2005	932	904	95.5	1,190
Camden Henderson	2012	967	106	96.6	1,496
Camden Legacy Creek	1995	831	240	96.9	1,104
Camden Legacy Park	1996	871	276	96.5	1,119
Camden Panther Creek (6)	2009	946	295	95.8	1,109

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2015 Average Occupancy (1)	2015 Average Monthly Rental Rate per Apartment (2)
Camden Riverwalk (6)	2008	982	600	95.2%	$1,318
Camden Valley Park	1986	743	516	96.6	954
Houston
Camden City Centre	2007	932	379	95.7	1,649
Camden City Centre II	2013	868	268	96.7	1,718
Camden Cypress Creek (6)	2009	993	310	95.2	1,250
Camden Downs at Cinco Ranch (6)	2004	1,075	318	95.4	1,266
Camden Grand Harbor (6)	2008	959	300	94.8	1,186
Camden Greenway	1999	861	756	96.5	1,416
Camden Heights (6)	2004	927	352	95.0	1,547
Camden Holly Springs	1999	934	548	94.6	1,251
Camden Midtown	1999	844	337	95.3	1,701
Camden Northpointe (6)	2008	940	384	95.8	1,091
Camden Oak Crest	2003	870	364	95.4	1,114
Camden Park	1995	866	288	94.0	1,097
Camden Plaza	2007	915	271	96.6	1,572
Camden Post Oak	2003	1,200	356	92.6	2,581
Camden Royal Oaks	2006	923	236	97.7	1,280
Camden Royal Oaks II	2012	1,054	104	95.6	1,489
Camden Spring Creek (6)	2004	1,080	304	94.5	1,236
Camden Stonebridge	1993	845	204	94.8	1,101
Camden Sugar Grove	1997	921	380	95.3	1,126
Camden Travis Street	2010	819	253	96.0	1,609
Camden Vanderbilt	1996/1997	863	894	95.4	1,459
Camden Whispering Oaks	2008	934	274	95.0	1,269
Camden Woodson Park (6)	2008	916	248	96.3	1,161
Camden Yorktown (6)	2008	995	306	94.8	1,182

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates vacant units and tenant concessions calculated on a straight-line basis over the life of the lease.

(3)	Development property stabilized during 2015—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2015.

(4)	Property under lease-up at December 31, 2015.

(5)
Property 100% owned at December 31, 2015. We previously owned the property through a fully consolidated joint venture in which we owned a 99.9% interest. We purchased the remaining interest from an unaffiliated third party in 2015.

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

	High	Low	Distributions
2015 Quarters:
First	$80.92	$72.37	$0.70
Second	79.11	73.03	0.70
Third	81.28	69.45	0.70
Fourth	79.04	73.56	0.70
2014 Quarters:
First	$67.59	$57.64	$0.66
Second	72.08	66.69	0.66
Third	75.51	67.83	0.66
Fourth	77.87	68.47	0.66
In the first quarter of 2016, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.70 to $0.75 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2016, our annualized dividend rate for 2016 would be $3.00.

This graph assumes the investment of $100 on December 31, 2010 and quarterly reinvestment of dividends. (Source: SNL Financial LC)

	Years Ended December 31,
Index	2011	2012	2013	2014	2015
Camden Property Trust	$119.25	$135.25	$117.29	$158.15	$170.68
FTSE NAREIT Equity	108.29	127.85	131.01	170.49	175.94
S&P 500	102.11	118.45	156.82	178.28	180.75
Russell 2000	95.82	111.49	154.78	162.35	155.18

As of February 11, 2016, there were approximately 432 shareholders of record and approximately 37,571 beneficial owners of our common shares.
In May 2012, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determined, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2013, we issued approximately 0.6 million common shares at an average price of $73.73 per share for total net consideration of approximately $40.0 million. During the year ended December 31, 2014, we issued approximately 0.7 million common shares at an average price of $74.60 per share for total net consideration of approximately $50.5 million under the 2012 ATM program. These amounts were used for general corporate purposes, which included repayment of outstanding balances on our unsecured credit facility and short-term borrowings, and funding for development, redevelopment, and capital improvement activities. The 2012 ATM program was terminated in the fourth quarter of 2014, and no further common shares are available for sale under this program.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2014, we issued approximately 0.2 million common shares at an average price of $76.28 per share for total net consideration of approximately $15.7 million. These amounts were used for general corporate purposes, which included funding for development, redevelopment, and capital improvement projects. There were no shares sold during the year ended December 31, 2015 under the 2014 ATM program. We intend to use the remaining net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include funding for development, redevelopment, and capital improvement projects, financing for acquisitions, the redemption or other repurchase of outstanding debt or equity securities, reducing future borrowings under our unsecured credit facilities, and the repayment of other indebtedness. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2008 and there have not been any shares repurchased subsequent to that date. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2011 through 2015. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2015	2014	2013	2012	2011
Operating Data (a)
Total property revenues	$892,928	$843,978	$788,851	$698,318	$599,401
Total property expenses	321,716	305,308	285,691	256,430	230,212
Total non-property income	7,332	14,611	21,197	16,407	21,395
Total other expenses	428,866	415,224	392,478	373,254	352,627
Income from continuing operations attributable to common shareholders	249,315	292,089	151,594	154,116	7,383
Net income attributable to common shareholders	249,315	292,089	336,364	283,390	49,379
Earnings per common share from continuing operations:
Basic	$2.77	$3.29	$1.70	$1.81	$0.09
Diluted	2.76	3.27	1.69	1.79	0.09
Total earnings per common share:
Basic	$2.77	$3.29	$3.82	$3.35	$0.67
Diluted	2.76	3.27	3.78	3.30	0.66
Distributions declared per common share	$2.80	$2.64	$2.52	$2.24	$1.96
Balance Sheet Data (at end of year)
Total real estate assets, at cost (b)	$7,858,354	$7,485,088	$7,114,336	$6,749,523	$5,875,515
Total assets (c)	6,037,612	6,043,981	5,619,354	5,372,666	4,610,532
Notes payable (c)	2,724,687	2,730,613	2,517,979	2,497,962	2,420,569
Non-qualified deferred compensation share awards	79,364	68,134	47,180	—	—
Perpetual preferred units	—	—	—	—	97,925
Equity	2,892,896	2,888,409	2,760,181	2,626,708	1,827,768
Other Data
Cash flows provided by (used in):
Operating activities	$423,238	$418,528	$404,291	$324,267	$244,834
Investing activities	(293,308)	(325,886)	(258,985)	(527,685)	(187,364)
Financing activities	(273,231)	43,482	(154,181)	174,928	(172,886)
Funds from operations – diluted (d)	414,497	378,043	368,321	313,337	207,535
Adjusted funds from operations – diluted (d)	350,328	318,189	301,291	250,292	153,830
Property Data
Number of operating properties (at the end of year) (e)	172	168	170	193	196
Number of operating apartment homes (at end of year) (e)	59,792	58,948	59,899	65,775	66,997
Number of operating apartment homes (weighted average) (f)	52,006	52,833	54,181	54,194	50,905
Weighted average monthly total property revenue per apartment home	$1,431	$1,331	$1,270	$1,207	$1,142
Properties under development (at end of period)	8	13	14	9	10

(a)
Excludes discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," and Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," in the notes to Consolidated Financial Statements for further discussion of discontinued operations.

(b)	Includes properties held for sale at net book value at December 31, 2014, 2012 and 2011.

(c)
All periods presented have been changed to reflect our adoption of Accounting Standards Update 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs” (as supplemented by Accounting Standards Update 2015-15 [“ASU 2015-15”], “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”) at December 31, 2015, which required retrospective application.

(d)
Management considers Funds from Operations (“FFO”) and adjusted FFO ("AFFO") to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies. AFFO is calculated utilizing FFO less recurring capitalized expenditures which are necessary to help preserve the value of and maintain the functionality at our communities. We also consider AFFO to be a useful supplemental measure because it is frequently used by analysts and investors to evaluate a REIT's operating performance between periods or different companies. Our definition of recurring capital expenditures may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs. To facilitate a clear understanding of our consolidated historical operating results, we believe FFO and AFFO should be examined in conjunction with net income attributable to common shareholders as presented in the consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO and AFFO are not defined by GAAP and should not be considered alternatives to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO and AFFO as disclosed by other REITs may not be comparable to our calculation. See "Funds from Operations and Adjusted FFO" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations of net income attributable to common shareholders to FFO and AFFO.

(e)	Includes properties held for sale at December 31, 2014, 2012 and 2011.

(f)	Excludes apartment homes owned in joint ventures.

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

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Potential reforms to Fannie Mae and Freddie Mac could adversely affect us;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Tax matters, including failure to qualify as a REIT, could have adverse consequences;

•	Litigation risks could affect our business;

•	Losses from catastrophes may exceed our insurance coverage;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	Variable rate debt is subject to interest rate risk;

•	Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	Our share price will fluctuate; and

•	The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of December 31, 2015, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,649 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the year ended December 31, 2015 reflect an increase in same store revenues of 5.2% as compared to 2014. We believe this increase was due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. We believe U.S. economic and employment growth is likely to continue during the remainder of 2016 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At December 31, 2015, we had eight projects under construction to be comprised of 2,857 apartment homes, with initial occupancy scheduled to occur within the next 23 months. As of December 31, 2015, we estimate the additional cost to complete the construction of the eight projects to be approximately $310.1 million.
Acquisitions
During the year ended December 31, 2015, we acquired three land parcels comprised of 58.1 acres of land located in Phoenix, Arizona, Los Angeles, California and Gaithersburg, Maryland for approximately $59.1 million.
Dispositions
During the year ended December 31, 2015, we sold three operating properties comprised of 1,376 apartment homes located in Austin, Texas and Tampa and Brandon, Florida for approximately $147.4 million and we recognized a gain of approximately $104.0 million relating to these property sales. We also sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for approximately $1.1 million and recognized a gain of approximately $0.3 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM share offering program, other unsecured borrowings, and secured mortgages.
As of December 31, 2015, we had approximately $10.6 million in cash and cash equivalents, $225.0 million outstanding on our $600 million unsecured credit facility, $19.0 million outstanding on our $40 million unsecured short-term borrowing facility and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. We believe payments on debt maturing in 2016 are manageable at approximately $19.0 million, which represents approximately 0.7% of our total outstanding debt and consists of amounts outstanding under our unsecured short-term borrowing facility. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2015		December 31, 2014
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Las Vegas, Nevada	4,918	15	4,918	15
Atlanta, Georgia	4,246	13	3,867	12
Tampa, Florida	3,788	9	4,880	11
Orlando, Florida	3,540	9	3,540	9
Austin, Texas	3,360	10	3,030	9
Raleigh, North Carolina	3,054	8	3,054	8
Los Angeles/Orange County, California	2,784	7	2,481	6
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,753	12	2,487	11
Phoenix, Arizona	2,549	9	2,315	8
Denver, Colorado	2,365	7	1,941	6
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	59,792	172	58,948	168

	December 31, 2015		December 31, 2014
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Washington, D.C. Metro	862	2	—	—
Dallas, Texas	423	1	423	1
Phoenix, Arizona	380	1	614	2
Charlotte, North Carolina	323	1	589	2
Houston, Texas	315	1	315	1
Los Angeles/Orange County, California	287	1	590	2
Denver, Colorado	267	1	691	2
Austin, Texas	—	—	614	2
Atlanta, Georgia	—	—	379	1
Total Properties Under Construction	2,857	8	4,215	13
Total Properties	62,649	180	63,163	181
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina (2)	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	55,371	158	55,885	159

(1)	Refer to Note 8, “Investments in Joint Ventures,” in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Represents a property under construction at December 31, 2014. Construction was completed in 2015. See Completed Construction in Lease-up below for details.

Dispositions

During the year ended December 31, 2015, we sold three operating properties as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Ridgecrest	Austin, TX	284	1/15/2015
Camden Bayside	Tampa, FL	832	1/30/2015
Camden Providence Lakes	Brandon, FL	260	10/7/2015
Consolidated total		1,376
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2015, stabilization was achieved at five consolidated operating properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Boca Raton
Boca Raton, FL	261	4Q14	2Q15
Camden La Frontera
Round Rock, TX	300	1Q15	2Q15
Camden Lamar Heights
Austin, TX	314	1Q15	2Q15
Camden Foothills
Scottsdale, AZ	220	4Q14	3Q15
Camden Hayden
Tempe, AZ	234	2Q15	4Q15
Consolidated total	1,329

Completed Construction in Lease-Up
At December 31, 2015, we had three consolidated completed operating properties and one unconsolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 1/24/2016	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Flatirons
Denver, CO	424	$79.2	88%	3Q15	2Q16
Camden Glendale
Glendale, CA	303	113.2	69	3Q15	2Q16
Camden Paces
Atlanta, GA	379	117.5	77	4Q15	3Q16
Consolidated total	1,106	$309.9

Unconsolidated Operating Property
Camden Southline
Charlotte, NC	266	$47.2	91%	4Q15	1Q16

(1)	Excludes leasing costs, which are expensed as incurred.

Properties Under Development and Land
Our consolidated balance sheet at December 31, 2015 included approximately $491.1 million related to properties under development and land. Of this amount, approximately $358.4 million related to our projects currently under construction. In addition, we had approximately $132.7 million primarily invested in land held for future development and land holdings, which included approximately $126.5 million related to projects we expect to begin constructing during the next two years, and approximately $6.2 million invested in land which we may develop in the future.
Communities Under Construction. At December 31, 2015, we had eight consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Chandler (1) Chandler, AZ	380	$73.0	$66.4	$0.3	1Q16	4Q16
Camden Gallery Charlotte, NC	323	58.0	50.4	50.3	3Q16	1Q17
Camden Victory Park Dallas, TX	423	82.0	67.2	67.0	3Q16	1Q18
The Camden Los Angeles, CA	287	145.0	111.7	111.6	4Q16	2Q17
Camden Lincoln Station Denver, CO	267	56.0	18.2	18.2	2Q17	1Q18
Camden NoMa II Washington, DC	405	115.0	45.5	45.5	4Q17	4Q19
Camden Shady Grove Rockville, MD	457	116.0	51.4	51.4	1Q18	4Q19
Camden McGowen Station Houston, TX	315	90.0	14.1	14.1	2Q18	3Q19
Consolidated total	2,857	$735.0	$424.9	$358.4
(1)    Property in lease-up and was 62% leased at January 24, 2016.

Development Pipeline Communities. At December 31, 2015, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Washingtonian
Gaithersburg, MD	365	$90.0	$18.4
Camden North End (2)(3)
Phoenix, AZ	1,069	225.0	38.3
Camden Buckhead
Atlanta, GA	336	80.0	22.4
Camden Arts District
Los Angeles, CA	354	150.0	13.0
Camden Conte (4)
Houston, TX	519	170.0	21.0
Camden Atlantic
Plantation, FL	286	62.0	13.4
Total	2,929	$777.0	$126.5

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Formerly known as Camden Mayo.

(3)	Will be developed in three phases. The estimated units, estimated cost, and cost to date represent all phases.

(4)	Will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings/Other. At December 31, 2015, we had the following investments in land:

($ in millions) Location	Acres	Cost to Date
Las Vegas, NV	19.6	$4.2
Tampa, FL	4.8	1.5
Other (1)	—	0.5
Total	24.4	$6.2

(1)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Geographic Diversification
At December 31, 2015 and 2014, our real estate assets by various markets, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

($ in thousands)	2015		2014
Washington, D.C. Metro	$1,433,339	18.3%	$1,361,793	18.4%
Los Angeles/Orange County, California	740,976	9.5	653,750	8.8
Houston, Texas	730,576	9.3	707,894	9.5
Atlanta, Georgia	615,972	7.9	585,066	7.9
Southeast Florida	558,521	7.1	551,938	7.4
Phoenix, Arizona	478,373	6.1	404,138	5.5
Dallas, Texas	470,629	6.0	428,603	5.8
Las Vegas, Nevada	437,059	5.6	423,284	5.7
Orlando, Florida	387,547	5.0	382,012	5.1
Denver, Colorado	383,280	4.9	358,854	4.8
Charlotte, North Carolina	351,661	4.5	325,580	4.4
San Diego/Inland Empire, California	328,381	4.2	326,550	4.4
Tampa, Florida	315,643	4.0	333,723	4.5
Raleigh, North Carolina	263,185	3.4	258,647	3.5
Austin, Texas	229,306	2.9	224,399	3.0
Corpus Christi, Texas	100,208	1.3	95,285	1.3
Total	$7,824,656	100.0%	$7,421,516	100.0%
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

	2015	2014	2013
Average monthly property revenue per apartment home	$1,431	$1,331	$1,270
Annualized total property expenses per apartment home	$6,186	$5,779	$5,520
Weighted average number of operating apartment homes owned 100%	52,006	52,833	51,759
Weighted average occupancy of operating apartment homes owned 100% *	95.7%	95.7%	95.3%

* Our one student housing community is excluded from this calculation.

Property-Level Operating Results (1)
The following tables present the property-level revenues and property-level expenses, excluding discontinued operations, for the year ended December 31, 2015 as compared to 2014 and for the year ended December 31, 2014 as compared to 2013:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2015	2015	2014	$	%
Property revenues:
Same store communities	47,618	$810,293	$770,328	$39,965	5.2%
Non-same store communities	3,790	59,413	30,397	29,016	95.5
Development and lease-up communities	3,963	14,548	1,295	13,253	*
Dispositions/other	—	8,674	41,958	(33,284)	(79.3)
Total property revenues	55,371	$892,928	$843,978	$48,950	5.8%
Property expenses:
Same store communities	47,618	$290,161	$276,003	$14,158	5.1%
Non-same store communities	3,790	22,038	11,117	10,921	98.2
Development and lease-up communities	3,963	6,069	301	5,768	*
Dispositions/other	—	3,448	17,887	(14,439)	(80.7)
Total property expenses	55,371	$321,716	$305,308	$16,408	5.4%
* Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2014. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2014. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2014. Dispositions/other includes operating properties sold subsequent to January 1, 2014, operating properties held for sale and also results from non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2014	2014	2013	$	%
Property revenues:
Same store communities	46,069	$730,488	$699,027	$31,461	4.5%
Non-same store communities	5,386	84,440	61,761	22,679	36.7
Development and lease-up communities	4,430	3,546	—	3,546	*
Dispositions/other	—	25,504	28,063	(2,559)	(9.1)
Total property revenues	55,885	$843,978	$788,851	$55,127	7.0%
Property expenses:
Same store communities	46,069	$261,000	$251,331	$9,669	3.8%
Non-same store communities	5,386	32,302	22,789	9,513	41.7
Development and lease-up communities	4,430	1,191	12	1,179	*
Dispositions/other	—	10,815	11,559	(744)	(6.4)
Total property expenses	55,885	$305,308	$285,691	$19,617	6.9%
* Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2013. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2013. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2013. Dispositions/other includes operating properties sold subsequent to January 1, 2013, operating properties held for sale and also results from non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store property revenues for the year ended December 31, 2015 increased approximately $40.0 million, or 5.2%, from 2014. Same store rental revenues for the year ended December 31, 2015 increased approximately $28.6 million, or 4.3%, from 2014, primarily due to a 4.1% increase in average rental rates. We believe the increase to rental revenue was due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. Additionally, there was an $11.4 million increase in other property revenue during the year ended December 31, 2015 as compared to 2014, primarily due to increases in income from our bulk Internet rebilling program and miscellaneous fee income.
Same store property revenues for the year ended December 31, 2014 increased approximately $31.5 million, or 4.5%, from 2013. Same store rental revenues for the year ended December 31, 2014 increased approximately $27.1 million, or 4.5%, from 2013, primarily due to a 4.0% increase in average rental rates and an increase in average occupancy for our same store portfolio from 95.3% in 2013 to 95.8% in 2014. We believe the increase to rental revenue was due in part to the continuation of the improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates and average occupancy levels. Additionally, there was a $4.4 million increase in other property revenue during the year ended December 31, 2014 as compared to 2013 primarily due to increases in miscellaneous income combined with ancillary income from our utility rebilling programs.
Property expenses from our same store communities increased approximately $14.2 million, or 5.1%, for the year ended December 31, 2015 as compared to 2014. The increase was primarily due to a $5.8 million, or 6.6%, increase in real estate taxes as a result of increased property valuations at a number of our communities as well as increased costs associated with our bulk Internet rebilling program.
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
Non-same Store and Development and Lease-up Analysis
Property revenues and property expenses from non-same store and development and lease-up communities increased approximately $42.3 million and $16.7 million, respectively, for the year ended December 31, 2015 as compared to 2014. These increases in revenues and expenses in our non-same store communities for 2015 as compared to 2014 were primarily due to the stabilization of one operating property in 2014 and five operating properties in 2015, and the acquisition of one operating property in 2014. These increases in revenues and expenses from our development and lease-up communities for 2015 as compared to 2014 were primarily due to the completion and partial lease up of three properties in 2015 and the partial lease up of one property which was under construction at December 31, 2015.
Property revenues and property expenses from non-same store and development and lease-up communities increased approximately $26.2 million and $10.7 million, respectively, for the year ended December 31, 2014 as compared to 2013. These increases in our non-same store communities for 2014 as compared to 2013 were primarily due to the acquisition of one operating property in 2014 and three operating properties in 2013. These increases were also due to revenues and expenses recognized in 2014 related to the stabilization of one operating property and 75 units at one of our consolidated operating properties in 2014, and the stabilization of three operating properties and an additional 75 units at one of our consolidated operating properties in 2013. The increases in revenues and expenses from our development and lease-up communities for 2014 as compared to 2013 were primarily due to the completion and partial lease up of two properties in 2014 and the partial lease up of four properties which were under construction at December 31, 2014.

The following table details the impact of the foregoing on our revenues and expenses:

	For the year ended December 31,
(in millions)	2015	2014
Revenues from non-same store stabilized properties	$22.3	$8.6
Revenues from development and lease-up properties	13.3	3.5
Revenues from acquisitions	4.5	12.8
Other	2.2	1.3
	$42.3	$26.2

Expenses from non-same store stabilized properties	$8.9	$2.4
Expenses from development and lease-up properties	5.8	1.2
Expenses from acquisitions	2.2	6.0
Other	(0.2)	1.1
	$16.7	$10.7
Dispositions/Other Property Analysis
Dispositions/other property revenues decreased approximately $33.3 million for the year ended December 31, 2015 as compared to 2014, and decreased approximately $2.6 million for the year ended December 31, 2014 as compared to 2013. The decrease in 2015 was primarily due to the disposition of five operating properties in 2014 and three operating properties in 2015. The decrease in 2014 was primarily due to a $0.9 million decrease in revenue from dispositions due to the timing of completion of the disposition of five operating properties in 2014. The decrease was also due to a lower below market lease amortization of approximately $0.9 million due to the timing of completion of the acquisition of operating properties in 2012 and 2013. Below market leases are generally amortized over approximately six months upon completion of an acquisition, which reflects the remaining average term of acquired leases. The decrease was also due to a decrease in other income of approximately $0.8 million for the year ended December 31, 2014 resulting from our non-multifamily rental properties.
Dispositions/other property expenses decreased approximately $14.4 million for the year ended December 31, 2015 as compared to 2014, and decreased approximately $0.7 million for the year ended December 31, 2014 as compared to 2013. The decrease in 2015 was primarily due to the disposition of five operating properties in 2014 and three operating properties in 2015. The decrease in 2014 was primarily due to lower property taxes expensed on land holdings on which we initiated development activities in the fourth quarter of 2013 as we start capitalizing expenses, including property taxes, on development properties at such time.
Non-Property Income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2015	2014	$	%	2014	2013	$	%
Fee and asset management	$6,999	$9,832	$(2,833)	(28.8)%	$9,832	$11,690	$(1,858)	(15.9)%
Interest and other income	597	842	(245)	(29.1)	842	1,217	(375)	(30.8)
Income (loss) on deferred compensation plans	(264)	3,937	(4,201)	(106.7)	3,937	8,290	(4,353)	(52.5)
Total non-property income	$7,332	$14,611	$(7,279)	(49.8)%	$14,611	$21,197	$(6,586)	(31.1)%
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, decreased approximately $2.8 million for the year ended December 31, 2015 as compared to 2014 and decreased approximately $1.9 million for the year ended December 31, 2014 as compared to 2013. The decrease for 2015 as compared to 2014 was primarily due to lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2014 and 2015, and our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. We eliminate fee income provided by our funds to the extent of our ownership. The decrease for 2014 as compared to 2013 was primarily due to the sale of 18 operating properties by three of our unconsolidated joint ventures in 2013 and 2014. This decrease was also due to lower construction fees resulting from a reduced level of third-party construction activities and lower development and construction fees earned due to the timing of development communities started and completed by our funds during 2013 and 2014.

Our deferred compensation plans recognized a loss of approximately $0.3 million in 2015 and recognized income of approximately $3.9 million and $8.3 million in 2014 and 2013, respectively. The net income (loss) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2015	2014	$	%	2014	2013	$	%
Property management	$23,761	$22,689	$1,072	4.7%	$22,689	$21,774	$915	4.2%
Fee and asset management	4,742	5,341	(599)	(11.2)	5,341	5,756	(415)	(7.2)
General and administrative	46,233	51,005	(4,772)	(9.4)	51,005	40,586	10,419	25.7
Interest	97,312	94,906	2,406	2.5	94,906	99,784	(4,878)	(4.9)
Depreciation and amortization	257,082	237,346	19,736	8.3	237,346	216,288	21,058	9.7
Expense (benefit) on deferred compensation plans	(264)	3,937	(4,201)	(106.7)	3,937	8,290	(4,353)	(52.5)
Total other expenses	$428,866	$415,224	$13,642	3.3%	$415,224	$392,478	$22,746	5.8%
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the year ended December 31, 2015 as compared to 2014 and increased approximately $0.9 million for the year ended December 31, 2014 as compared to 2013. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses. Property management expenses were 2.7% of total property revenues for each of the years ended December 31, 2015 and 2014, and 2.8% of total property revenues for the year ended December 31, 2013.
Fee and asset management expense, which represents expenses related to property management of our joint ventures and fees from third-party construction projects, decreased approximately $0.6 million for the year ended December 31, 2015 as compared to 2014 and decreased approximately $0.4 million for the year ended December 31, 2014 as compared to 2013. The decrease for 2015 as compared to 2014 was primarily due to lower expenses directly related to lower net revenues resulting from our change in ownership interest in two of the funds effective December 23, 2014.
The decrease in fee and asset management expense for 2014 as compared to 2013 was primarily due to decreases in expenses relating to the sale of 18 operating properties by three of our unconsolidated joint ventures in 2013 and 2014. The decrease for 2014 as compared to 2013 was also due to lower expenses relating to the timing of communities started and completed by the funds during 2013 and 2014.
General and administrative expenses decreased approximately $4.8 million during the year ended December 31, 2015 as compared to 2014 and increased approximately $10.4 million during the year ended December 31, 2014 as compared to 2013. General and administrative expenses were 5.1%, 6.0% and 5.1% of total revenues, excluding income (loss) on deferred compensation plans, for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in 2015 as compared to 2014 was primarily due to approximately $10.0 million in one-time bonuses paid to employees in 2014 relating to the restructuring of the funds in December 2014. Excluding the $10.0 million one-time bonus in 2014, general and administrative expenses increased by approximately $5.2 million in 2015 as compared to 2014, which was primarily related to an increase in salaries, benefits and incentive compensation expenses, partially offset by a slight decrease in professional fees.
The increase in 2014 as compared to 2013 was primarily due to approximately $10.0 million in one-time bonuses paid to employees relating to the restructuring of the funds in December 2014. Excluding this one-time bonus, general and administrative expenses were 4.8% of total revenues, excluding income on deferred compensation plans, for the year ended December 31, 2014.
Interest expense increased approximately $2.4 million for the year ended December 31, 2015 as compared to 2014 and decreased approximately $4.9 million for the year ended December 31, 2014 as compared to 2013. The increase in interest expense in 2015 as compared to 2014 was primarily due to increased interest expense from the issuance of $250 million, 3.68% senior unsecured note payable in September 2014, and lower capitalized interest of approximately $2.9 million during the year ended December 31, 2015, resulting from lower average balances in our development pipeline. The increase in 2015 was also due to an increase in interest expense relating to borrowings on our unsecured credit facility and unsecured short-term borrowing facility as compared to the same period in 2014. The increase in 2015 was partially offset by the repayment of $250 million, 5.08% senior unsecured notes payable in June 2015 and the repayment of two secured notes payable in April and September of 2014.
The decrease in interest expense in 2014 as compared to 2013 was primarily due to higher capitalized interest in 2014 of approximately $6.5 million resulting from higher average balances in our development pipeline. The decrease was also due to the repayment of a secured note payable in April 2014, the repayment of a secured note payable in January 2013 and a net decrease in interest expense relating to the repayment in December 2013 of $200 million, 5.45% senior unsecured notes payable, which was partially offset by the concurrent issuance of $250 million, 4.36% senior unsecured notes payable. The decrease was also partially offset by an increase in interest expense relating to borrowings on our unsecured credit facility in 2014 as compared to 2013, and the issuance in September 2014 of $250 million, 3.68% senior unsecured notes payable.
Depreciation and amortization expense increased approximately $19.7 million during the year ended December 31, 2015 as compared to 2014 and increased approximately $21.1 million during the year ended December 31, 2014 as compared to 2013. The increase in 2015 as compared to 2014 was primarily due to the completion of units in our development pipeline, the completion of repositions, increases in capital improvements placed in service during 2014 and 2015, and the acquisition of one operating property in October 2014. The increase was partially offset by a decrease in depreciation expense related to the dispositions of five operating properties in 2014 and three operating properties in 2015.
The increase in depreciation and amortization expense in 2014 as compared to 2013 was primarily due to the acquisition of three operating properties during 2013 and one operating property during 2014. The increase was also due to the completion of units in our development pipeline, the completion of repositions during 2013 and 2014, and increases in capital improvements placed in service during 2013 and 2014.
Our deferred compensation plans recognized a benefit of approximately $0.3 million in 2015 and recognized expenses of approximately $3.9 million and $8.3 million in 2014 and 2013, respectively. The net expense (benefit) for each period was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income (loss) related to these plans, as discussed in the non-property income, above.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
(in thousands)	2015	2014		$2014	2013	$
Gain on sale of operating properties, including land	$104,288	$159,289	$(55,001)	$159,289	$698	$158,591
Impairment associated with land holdings	—	(1,152)	1,152	(1,152)	—	(1,152)
Equity in income of joint ventures	6,168	7,023	(855)	7,023	24,865	(17,842)
Income tax expense	(1,872)	(1,903)	31	(1,903)	(1,826)	(77)
The gain on sale of operating properties, including land, for the year ended December 31, 2015 was due to the sale of three operating properties located in Austin, Texas and Tampa and Brandon, Florida for a total gain on sale of operating properties of approximately $104.0 million. The gain was also due to the sale of two land holdings adjacent to operating properties in Dallas and Houston, Texas for a total gain on sale of land of approximately $0.3 million.
The gain in 2014 was due to the sale of five operating properties located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for a total gain on sale of operating properties of approximately $155.7 million. The gain was also due to the sale of approximately 29.3 acres located adjacent to current operating and development communities in Dallas and Houston, Texas and Atlanta, Georgia for a total gain on sale of land of approximately $3.6 million. The gain in 2013 was due to the sale of approximately 3.7 acres located adjacent to current development communities in Atlanta, Georgia and Houston, Texas for a total gain on sale of approximately $0.7 million.
The $1.2 million impairment associated with land holdings in 2014 reflects an impairment charge to the carrying value of a land parcel located in Dallas, Texas. The impairment charge recognized in June 2014 represented the difference between the land holding's carrying value and the fair value based upon the sales contract on this land parcel, which was sold in July 2014.
Equity in income of joint ventures decreased approximately $0.9 million for the year ended December 31, 2015 as compared to 2014, and decreased approximately $17.8 million for the year ended December 31, 2014 as compared to 2013. The decrease in 2015 as compared to 2014 was primarily due to a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the funds in 2014. The decrease was partially offset by an increase in earnings resulting from our increase in ownership interest in two of the funds from 20% to 31.3% effective December 23, 2014. The decrease was further offset by an increase in earnings resulting from higher rental income from the stabilized operating properties owned by the funds and two operating properties owned by the funds reaching stabilization during the third quarter of 2014. In 2014 we recognized our proportionate share of losses while these two properties were in the lease-up phase of operations.
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
Funds from Operations (“FFO”) and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies.
AFFO is calculated utilizing FFO less recurring capitalized expenditures which are necessary to help preserve the value of and maintain the functionality at our communities. We also consider AFFO to be a useful supplemental measure because it is frequently used by analysts and investors to evaluate a REIT's operating performance between periods or different companies. Our definition of recurring capital expenditures may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2015	2014	2013
Funds from operations
Net income attributable to common shareholders (1) (2) (3)	$249,315	$292,089	$336,364
Real estate depreciation and amortization, including discontinued operations	251,104	230,638	214,729
Adjustments for unconsolidated joint ventures	9,146	5,337	5,738
Gain on sale of unconsolidated joint venture properties (4)	—	(3,566)	(16,277)
Gain on sale of operating properties, net of tax	(104,015)	(155,680)	—
Gain on sale of discontinued operations, net of tax	—	—	(182,160)
Income allocated to non-controlling interests	8,947	9,225	9,927
Funds from operations attributable to common shareholders	$414,497	$378,043	$368,321

Less: recurring capitalized expenditures	(64,169)	(59,854)	(67,030)
Adjusted funds from operations attributable to common shareholders	$350,328	$318,189	$301,291

Weighted average shares – basic	89,120	88,084	87,204
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	370	384	476
Common units	1,896	1,898	1,900
Weighted average shares – diluted	91,386	90,366	89,580

(1)	Net income attributable to common shareholders for the year ended December 31, 2015 includes a gain on sale of $0.3 million related to the sale of two land holdings.

(2)
Net income attributable to common shareholders for the year ended December 31, 2014 includes a gain on sale of $3.6 million related to the sale of three land holdings and a $1.2 million impairment charge to the carrying value of a disposed land parcel.

(3)
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

(4)
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.2, 5.0, and 4.6 times for the years ended December 31, 2015, 2014, and 2013, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 79.9%,

79.5%, and 77.6% of our properties (based on invested capital) were unencumbered at December 31, 2015, 2014, and 2013, respectively. Our weighted average maturity of debt was approximately 5.7 years at December 31, 2015.
We also expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2016 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2015 and 2014.
Net cash from operating activities was approximately $423.2 million during the year ended December 31, 2015 as compared to approximately $418.5 million during the year ended December 31, 2014. The increase was primarily due to an increase related to higher net property-level revenues partially offset by property-level expenses, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the acquisition of one operating property in 2014, the stabilization of one operating property in 2014 and five operating properties in 2015, the completion and partial lease-up of three operating properties during the third and fourth quarters of 2015, and the partial lease-up of one property under construction at December 31, 2015. See further discussions of our operations as compared to 2014 in "Results of Operations." These increases in net cash from operating activities were partially offset by the disposition of five operating properties in 2014 and three operating properties in 2015. The decrease was also due to an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the funds in December 2014, as well as the timing of the first interest payment relating to the $250 million, 3.68% unsecured notes issued in September 2014, which was made in the first quarter of 2015.
Net cash used in investing activities during the year ended December 31, 2015 totaled approximately $293.3 million as compared to approximately $325.9 million during the year ended December 31, 2014. Cash outflows for property development and capital improvements were approximately $425.6 million during 2015 as compared to approximately $503.3 million during 2014, primarily due to the completion of nine operating properties in 2014 and 2015, and the completion of repositions at several of our operating properties. The property development and capital improvements during the years ended December 31, 2015 and 2014 included the following:

	December 31,
(in millions)	2015	2014
Expenditures for new development, including land	$285.8	$342.1
Capitalized interest, real estate taxes, and other capitalized indirect costs	30.9	34.1
Reposition expenditures	35.8	64.4
Capital expenditures	73.1	62.7
Total	$425.6	$503.3

During the year ended December 31, 2015, cash outflows were partially offset by proceeds of approximately $145.0 million from the sale of three operating properties and two land holdings. Additional cash outflows for the year ended December 31, 2014 related to the acquisition of one operating property for approximately $62.3 million. Net cash used in investing activities during the year ended December 31, 2014 was partially offset by cash inflows of approximately $237.7 million from the sale of five operating properties and four land holdings in 2014, and the distributions received from our joint ventures of approximately $6.4 million relating to the sale of two operating properties in February 2014.
Net cash used in financing activities totaled approximately $273.2 million during the year ended December 31, 2015 as compared to net cash provided by financing activities of $43.5 million during the year ended December 31, 2014. During 2015, we used $250.0 million to repay maturing unsecured notes payable and approximately $3.0 million to pay principal amortization payments. We also used approximately $253.1 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two fully consolidated joint ventures. The cash flows for the year ended December 31, 2015 were partially offset by proceeds, net of payments, from our unsecured credit facility and other short-term borrowings of $244.0 million. During 2014, we received net proceeds of approximately $248.1 million from the issuance in September 2014 of $250 million unsecured notes payable and net proceeds of approximately $66.2 million from the issuance of approximately 0.9 million common shares from our ATM program. The cash inflows during 2014 were partially offset by approximately $236.5 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $32.3 million used to repay maturing secured mortgage notes payable, and approximately$4.0 million used for principal amortization payments.
Financial Flexibility
In August 2015, we replaced our $500 million unsecured credit facility with an amended and restated facility, which extended the maturity date from September 2015 to August 2019, with two six-month options to extend the maturity date at our election to August 2020, and increased the availability to $600 million, with the option to further increase it to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under the credit facility. This credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2015, we had approximately $225.0 million outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $9.4 million, leaving approximately $365.6 million available under our credit facility.
In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At December 31, 2015, we had approximately $19.0 million outstanding on this unsecured short-term borrowing facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2015 we had approximately 86.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which are currently Baa1 with positive outlook, BBB+ with positive outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility or other short-term borrowings. We believe payments on debt maturing in 2016 are manageable at approximately $19.0 million, which represents approximately 0.7% of our total outstanding debt and consists of amounts outstanding under our unsecured short-term borrowing facility. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the eight consolidated projects to be approximately $310.1 million. Of this amount, we expect to incur costs between approximately $190 million and $210 million during 2016 and to incur the remaining costs during 2017 and 2018. Additionally, we expect to incur costs between approximately $45 million and $55 million related to the start of new development activities, between approximately $19 million and $23 million of additional redevelopment expenditures and between approximately $62 million and $66 million of additional recurring capital expenditures during 2016.
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
As a REIT we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2015, we announced our Board of Trust Managers had declared a quarterly dividend of $0.70 per common share, to our common shareholders of record as of December 17, 2015. The dividend was subsequently paid on January 15, 2016 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2015 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $2.80 per share or unit for the year ended December 31, 2015.
In the first quarter of 2016, the Company's Board of Trust Managers increased the quarterly dividend rate from $0.70 to $0.75 per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2016, our annualized dividend rate for 2016 would be $3.00.
The following table summarizes our known contractual cash obligations as of December 31, 2015:

(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Debt maturities (1)	$2,724.7	$19.0	$247.2	$175.8	$870.2	$1.1	$1,411.4
Interest payments (2)	588.3	112.0	102.7	93.6	67.5	57.9	154.6
Non-cancelable lease payments	24.5	2.8	2.9	2.7	2.5	2.5	11.1
Unfunded commitments under notes receivable	8.3	8.3	—	—	—	—	—
	$3,345.8	$142.1	$352.8	$272.1	$940.2	$61.5	$1,577.1

(1)	Includes scheduled principal amortizations.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2015.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2015, our unconsolidated joint ventures had outstanding debt of approximately $527.0 million, of which our proportionate share was approximately $164.9 million. As of December 31, 2015, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2015.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. We believe our primary market risk exposure relates to interest rate risk. Derivatives are not entered into for speculative purposes.
The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2015 and 2014. Prior year amounts reflect the retrospective application of our adoption of ASU 2015-03 (as supplemented by ASU 2015-15) as more fully described in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Consolidated Financial Statements.

	December 31, 2015				December 31, 2014
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,273.3	6.0	4.7%	83.4%	$2,521.5	6.4	4.7%	92.3%
Variable rate debt	451.4	3.8	1.2	16.6	209.1	5.3	1.0	7.7

We have historically used variable rate indebtedness available under our unsecured credit facility and other short-term borrowings to initially fund acquisitions and our development pipeline. To the extent we utilize our unsecured credit facility and other short-term borrowings and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $136.4 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $4.5 million, holding all other variables constant.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 19, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2016 in connection with the Annual Meeting of Shareholders to be held May 13, 2016.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2016 in connection with the Annual Meeting of Shareholders to be held May 13, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2016 in connection with the Annual Meeting of Shareholders to be held May 13, 2016 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2015.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	295,205	$42.49	1,332,030
Equity compensation plans not approved by security holders	—	—	—
Total	295,205	$42.49	1,332,030
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

At December 31, 2015, approximately 4.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.3 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2016 in connection with the Annual Meeting of Shareholders to be held May 13, 2016.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2016 in connection with the Annual Meeting of Shareholders to be held May 13, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 11, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.7	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.8	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.9	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

4.10	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.11	Form of Camden Property Trust 3.50% Notes due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.31	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.32	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

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

10.48
Second Amended and Restated Credit Agreement dated as of August 7, 2015 among Camden Property Trust, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., PNC Bank National Association, Regions Bank, SunTrust Bank, The Bank of Nova Scotia, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Managing Agents, and the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners
Exhibit 99.1 to Form 8-K filed on August 11, 2015

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

February 19, 2016	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 19, 2016
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 19, 2016
D. Keith Oden

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 19, 2016
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 19, 2016
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Scott S. Ingraham	Trust Manager	February 19, 2016

*
Lewis A. Levey	Trust Manager	February 19, 2016

*
William B. McGuire, Jr.	Trust Manager	February 19, 2016

*
F. Gardner Parker	Trust Manager	February 19, 2016

*
William F. Paulsen	Trust Manager	February 19, 2016

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 19, 2016

*
Steven A. Webster	Trust Manager	February 19, 2016

*
Kelvin R. Westbrook	Trust Manager	February 19, 2016

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2016

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2015	2014
Assets
Real estate assets, at cost
Land	$1,048,685	$1,003,422
Buildings and improvements	6,284,851	5,890,498
	$7,333,536	$6,893,920
Accumulated depreciation	(1,978,690)	(1,738,862)
Net operating real estate assets	$5,354,846	$5,155,058
Properties under development, including land	491,120	527,596
Investments in joint ventures	33,698	36,429
Properties held for sale	—	27,143
Total real estate assets	$5,879,664	$5,746,226
Accounts receivable – affiliates	25,100	25,977
Other assets, net	116,260	111,962
Cash and cash equivalents	10,617	153,918
Restricted cash	5,971	5,898
Total assets	$6,037,612	$6,043,981
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,824,930	$1,828,485
Secured	899,757	902,128
Accounts payable and accrued expenses	133,353	157,232
Accrued real estate taxes	45,223	39,149
Distributions payable	64,275	60,386
Other liabilities	97,814	100,058
Total liabilities	$3,065,352	$3,087,438
Commitments and contingencies (Note 13)
Non-qualified deferred compensation share awards	79,364	68,134
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,636 and 100,620 issued; 97,571 and 97,604 outstanding at December 31, 2015 and 2014, respectively	976	976
Additional paid-in capital	3,662,864	3,667,448
Distributions in excess of net income attributable to common shareholders	(458,577)	(453,777)
Treasury shares, at cost (10,703 and 10,975 common shares, at December 31, 2015 and 2014, respectively)	(386,793)	(396,626)
Accumulated other comprehensive loss	(1,913)	(2,419)
Total common equity	$2,816,557	$2,815,602
Non-controlling interests	76,339	72,807
Total equity	$2,892,896	$2,888,409
Total liabilities and equity	$6,037,612	$6,043,981
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Property revenues
Rental revenues	$769,108	$731,874	$683,362
Other property revenues	123,820	112,104	105,489
Total property revenues	$892,928	$843,978	$788,851
Property expenses
Property operating and maintenance	$219,831	$211,253	$199,650
Real estate taxes	101,885	94,055	86,041
Total property expenses	$321,716	$305,308	$285,691
Non-property income
Fee and asset management	$6,999	$9,832	$11,690
Interest and other income	597	842	1,217
Income (loss) on deferred compensation plans	(264)	3,937	8,290
Total non-property income	$7,332	$14,611	$21,197
Other expenses
Property management	$23,761	$22,689	$21,774
Fee and asset management	4,742	5,341	5,756
General and administrative	46,233	51,005	40,586
Interest	97,312	94,906	99,784
Depreciation and amortization	257,082	237,346	216,288
Expense (benefit) on deferred compensation plans	(264)	3,937	8,290
Total other expenses	$428,866	$415,224	$392,478
Gain on sale of operating properties, including land	104,288	159,289	698
Impairment associated with land holdings	—	(1,152)	—
Equity in income of joint ventures	6,168	7,023	24,865
Income from continuing operations before income taxes	$260,134	$303,217	$157,442
Income tax expense	(1,872)	(1,903)	(1,826)
Income from continuing operations	$258,262	$301,314	$155,616
Income from discontinued operations	—	—	8,515
Gain on sale of discontinued operations, net of tax	—	—	182,160
Net income	$258,262	$301,314	$346,291
Less income allocated to non-controlling interests from continuing operations	(8,947)	(9,225)	(4,022)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	—	(5,905)
Net income attributable to common shareholders	$249,315	$292,089	$336,364
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Earnings per share – basic
Earnings per common share from continuing operations	$2.77	$3.29	$1.70
Earnings per common share from discontinued operations	—	—	2.12
Total earnings per common share – basic	$2.77	$3.29	$3.82
Earnings per share – diluted
Earnings per common share from continuing operations	$2.76	$3.27	$1.69
Earnings per common share from discontinued operations	—	—	2.09
Total earnings per common share – diluted	$2.76	$3.27	$3.78
Weighted average number of common shares outstanding – basic	89,120	88,084	87,204
Weighted average number of common shares outstanding – diluted	89,490	88,468	88,494
Net income attributable to common shareholders
Income from continuing operations	$258,262	$301,314	$155,616
Less income allocated to non-controlling interests from continuing operations	(8,947)	(9,225)	(4,022)
Income from continuing operations attributable to common shareholders	$249,315	$292,089	$151,594
Income from discontinued operations, including gain on sale	$—	$—	$190,675
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	—	(5,905)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$—	$—	$184,770
Net income attributable to common shareholders	$249,315	$292,089	$336,364
Consolidated Statements of Comprehensive Income
Net income	$258,262	$301,314	$346,291
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	(417)	—
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	357	(970)	(99)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	149	74	54
Comprehensive income	$258,768	$300,001	$346,246
Less income allocated to non-controlling interests from continuing operations	(8,947)	(9,225)	(4,022)
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	—	—	(5,905)
Comprehensive income attributable to common shareholders	$249,821	$290,776	$336,319
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2012	$962	$3,587,505	$(598,951)	$(425,355)	$(1,062)	$63,609	$2,626,708
Net income			336,364			9,927	346,291
Other comprehensive loss					(44)		(44)
Common shares issued (555 shares)	6	40,038					40,044
Net share awards	(1)	4,921		12,658			17,578
Employee share purchase plan		449		469			918
Common share options exercised		841		2,001			2,842
Change in classification of deferred compensation plan		(37,958)					(37,958)
Change in redemption value of non-qualified share awards			(9,575)				(9,575)
Diversification of share awards within deferred compensation plan		221	132				353
Conversions and redemptions of operating partnership units (2 shares)		52				(104)	(52)
Cash distributions declared to equity holders ($2.52 per share)			(222,137)			(4,787)	(226,924)
Equity, December 31, 2013	$967	$3,596,069	$(494,167)	$(410,227)	$(1,106)	$68,645	$2,760,181
Net income			292,089			9,225	301,314
Other comprehensive loss					(1,313)		(1,313)
Common shares issued (898 shares)	9	66,216					66,225
Net share awards		8,010		11,358			19,368
Employee share purchase plan		1,012		1,259			2,271
Common share options exercised (55 shares)	1	517		984			1,502
Change in classification of deferred compensation plan		(7,702)					(7,702)
Change in redemption value of non-qualified share awards			(17,921)				(17,921)
Diversification of share awards within deferred compensation plan		3,273	1,396				4,669
Conversions of operating partnership units (1 share)		52				(52)	—
Cash distributions declared to equity holders ($2.64 per share)			(235,174)			(5,011)	(240,185)
Other	(1)	1					—
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
Net income			249,315			8,947	258,262
Other comprehensive income					506		506
Net share awards		13,020		9,305			22,325
Employee share purchase plan		583		528			1,111
Common share options exercised		176					176
Change in classification of deferred compensation plan		(10,999)					(10,999)
Change in redemption value of non-qualified share awards			(3,788)				(3,788)
Diversification of share awards within deferred compensation plan		2,134	1,423				3,557
Conversions of operating partnership units (2 shares)		86				(86)	—
Cash distributions declared to equity holders ($2.80 per share)			(251,750)			(5,309)	(257,059)
Purchase of non-controlling interests		(9,480)				(20)	(9,500)
Other		(104)					(104)
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$258,262	$301,314	$346,291
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	257,082	237,346	221,543
Gain on sale of operating properties, including land	(104,288)	(159,289)	(698)
Gain on sale of discontinued operations, net of tax	—	—	(182,160)
Impairment associated with land holdings	—	1,152	—
Distributions of income from joint ventures	6,387	7,399	8,884
Equity in income of joint ventures	(6,168)	(7,023)	(24,865)
Share-based compensation	17,674	15,552	14,063
Net change in operating accounts and other	(5,711)	22,077	21,233
Net cash from operating activities	$423,238	$418,528	$404,291
Cash flows from investing activities
Development and capital improvements	$(425,574)	$(503,328)	$(356,815)
Acquisition of operating properties	—	(62,260)	(224,109)
Proceeds from sales of operating properties, including land	145,014	237,712	5,686
Proceeds from discontinued operations	—	—	323,755
Distributions from investments in joint ventures	2,512	6,350	11,295
Increase in non-real estate assets	(4,091)	(4,695)	(17,497)
Other	(11,169)	335	(1,300)
Net cash from investing activities	$(293,308)	$(325,886)	$(258,985)
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from financing activities
Repayment of notes payable	$(253,043)	$(36,340)	$(230,288)
Borrowings on unsecured credit facility and other short-term borrowings	1,466,000	2,246,000	952,900
Repayments on unsecured credit facility and other short-term borrowings	(1,222,000)	(2,246,000)	(952,900)
Proceeds from notes payable	—	248,078	249,535
Distributions to common shareholders and non-controlling interests	(253,129)	(236,514)	(220,083)
Purchase of non-controlling interests	(9,500)	—	—
Net decrease in accounts receivable – affiliates	877	1,747	5,901
Proceeds from issuance of common shares	—	66,225	40,044
Other	(2,436)	286	710
Net cash from financing activities	$(273,231)	$43,482	$(154,181)
Net increase (decrease) in cash and cash equivalents	(143,301)	136,124	(8,875)
Cash and cash equivalents, beginning of year	153,918	17,794	26,669
Cash and cash equivalents, end of year	$10,617	$153,918	$17,794
Supplemental information
Cash paid for interest, net of interest capitalized	$96,179	$86,711	$98,101
Cash paid for income taxes	1,889	1,658	2,114
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$64,275	$60,386	$56,787
Value of shares issued under benefit plans, net of cancellations	18,336	19,310	20,195
Net change in redemption of non-qualified share awards	2,365	16,525	9,443
Accrual associated with construction and capital expenditures	24,175	22,456	21,071
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2015, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,649 apartment homes across the United States. Of the 180 properties, eight properties were under construction, and when completed will consist of a total of 2,857 apartment homes. We also own land holdings which we may develop into multifamily communities in the future.
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
The carrying values of below market leases and in-place leases at December 31, 2015 and 2014 are as follows:

	December 31,
(in millions)	2015	2014
Below market leases (Gross carrying value)	$0.5	$0.5
Accumulated amortization	(0.5)	(0.4)
Value of below market leases, net	$—	$0.1

In-place leases (Gross carrying value)	$3.0	$3.0
Accumulated amortization	(3.0)	(2.5)
Value of in-place leases, net	$—	$0.5
Revenues recognized related to below market leases and amortization expense related to in-place leases for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
(in millions)	2015	2014	2013
Revenues related to below market leases	$0.1	$0.2	$1.1
Amortization of in-place leases	$0.5	$1.4	$5.6

The weighted average amortization period of below market leases and in-place leases was approximately eight months, seven months and six months for the years ended December 31, 2015, 2014 and 2013, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2015 or 2013. See Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for discussion of impairment during the year ended December 31, 2014.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $19.3 million, $22.2 million, and $15.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Capitalized real estate taxes were approximately $3.6 million, $4.4 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Discontinued Operations. We adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," on January 1, 2014, which required only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be classified as a discontinued operation. We generally believe future sales of our individual operating properties will no longer qualify as discontinued operations effective with our adoption of this new standard. Prior to January 1, 2014 a property was classified as a discontinued operation when (i) the operations and cash flows of the property could be clearly distinguished and had been or would be eliminated from our ongoing operations; (ii) the property either had been disposed of or was classified as held for sale; and (iii) we would not have any significant continuing involvement in the operations of the property after the disposal transaction.
The results of operations for properties sold during the period or classified as held for sale at the end of the period, and meeting the above criteria of discontinued operations, are classified as discontinued operations for all periods presented. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties meeting the criteria of discontinued operations is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
There were no disposals reported as discontinued operations for the years ended December 31, 2015 or 2014. See Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for discussion of discontinued operations for the year ended December 31, 2013.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2015 and 2014, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentation. We reclassified certain insignificant amounts in the consolidated statements of cash flows for the years ended December 31, 2014 and 2013. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities. In addition, we also reclassified deferred financing charges relating to our unsecured credit facility and unsecured short-term borrowing facility to depreciation and amortization. All other deferred charges were reclassified to interest expense effective with our adoption of Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs," as discussed below in Recent Accounting Pronouncements.
Insurance. Our primary lines of insurance coverage are property, general liability, health, and workers’ compensation. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, notes receivable, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 10, “Share-based Compensation and Benefit Plans.” Deferred financing costs are related to our unsecured credit facility and unsecured short-term borrowing facility, and are amortized no longer than the terms of the related facilities on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Our notes receivable relate to real estate secured loans to unaffiliated third parties. At December 31, 2015 and 2014, we had outstanding notes receivable balances of approximately $13.2 million and $3.4 million, respectively, and the weighted average interest rate on such notes was approximately 4.1% and 4.3% for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we were also committed to funding additional amounts under one of the loans in the amount of approximately $8.3 million. Interest is recognized over the lives of the notes and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.

All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. There were no impairments as of December 31, 2015 or 2014.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for each of the years ended December 31, 2015 and 2014, and 98% for the year ended December 31, 2013.
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
Recent Accounting Pronouncements. In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), "Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies whether limited partnerships and similar entities are VIEs or voting interest entities and eliminates the presumption a general partner should consolidate a limited partnership. Reporting entities which consolidate or hold a variable interest in a VIE as a result of this standard are subject to additional disclosure requirements. ASU 2015-02 is effective for us on January 1, 2016 and did not have a material impact on our consolidated financial statements. However, upon adoption, two of our consolidated operating partnerships, as discussed in Note 5, "Operating Partnerships," would now qualify as VIEs. As we would be considered the primary beneficiary, we would continue to consolidate these operating partnerships.
In April 2015, the FASB issued ASU 2015-03, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 also requires amortization of debt issuance costs to be reported as interest expense in the statement of income. In August 2015, the FASB issued Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. We adopted ASU 2015-03 effective December 31, 2015. Prior to adoption, we reported amortization expense of debt issuance costs as a separate line item in our consolidated statements of income. Upon our adoption of ASU 2015-03, debt issuance costs related to our unsecured credit facility and unsecured short-term borrowing facility continue to be presented within other assets, net on our consolidated balance sheets. However, the retrospective application required upon adoption of this ASU resulted in a reclassification of approximately $10.9 million and $12.9 million of debt issuance costs from other assets, net to a deduction from unsecured and secured notes payable in our consolidated balance sheets as of December 31, 2015 and 2014, respectively. The retrospective application upon adoption also resulted in a reclassification of approximately $1.7 million, $1.6 million and $1.7 million from amortization of deferred financing costs to a component of interest expense in our consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014, and 2013, respectively.
In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. This standard requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. This standard also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. We expect to adopt ASU 2016-01 as of January 1, 2018, and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt this standard as of January 1, 2018 and we are currently evaluating the impact this standard may have on our consolidated financial statements.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.6 million, 2.8 million, and 2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$249,315	$292,089	$151,594
Amount allocated to participating securities	(2,052)	(2,687)	(3,177)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$247,263	$289,402	$148,417
Discontinued operations, including gain on sale, attributable to common shareholders	—	—	184,770
Net income attributable to common shareholders – basic	$247,263	$289,402	$333,187

Earnings per common share from continuing operations	$2.77	$3.29	$1.70
Earnings per common share from discontinued operations	—	—	2.12
Total earnings per common share – basic	$2.77	$3.29	$3.82

Weighted average number of common shares outstanding – basic	89,120	88,084	87,204

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$247,263	$289,402	$148,417
Income allocated to common units from continuing operations	—	—	1,133
Income from continuing operations attributable to common shareholders, as adjusted	$247,263	$289,402	$149,550
Discontinued operations, including gain on sale, attributable to common shareholders	—	—	184,770
Net income attributable to common shareholders – diluted	$247,263	$289,402	$334,320

Earnings per common share from continuing operations	$2.76	$3.27	$1.69
Earnings per common share from discontinued operations	—	—	2.09
Total earnings per common share – diluted	$2.76	$3.27	$3.78

Weighted average number of common shares outstanding – basic	89,120	88,084	87,204
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	370	384	476
Common units	—	—	814
Weighted average number of common shares outstanding – diluted	89,490	88,468	88,494

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
There were no shares sold during the year ended December 31, 2015 under the 2014 ATM program. The following table presents activity under our 2014 ATM program for the year ended December 31, 2014:

(in thousands, except per share amounts)	Year Ended December 31, 2014
Total net consideration	$15,690.2
Common shares sold	209.7
Average price per share	$76.28
As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No shares were sold subsequent to December 31, 2015 through the date of this filing under the 2014 ATM program.
In May 2012, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $300 million (the "2012 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. The net proceeds resulting from the 2012 ATM program were used for general corporate purposes, which included repayment of outstanding balances on our unsecured credit facility and short-term borrowings, and funding for development, redevelopment, and capital improvement activities. The 2012 ATM program terminated in the fourth quarter of 2014, and no further common shares are available for sale under the 2012 ATM program.
The following table presents activity under our 2012 ATM program for the periods presented:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013
Total net consideration	$50,535.3	$40,044.1
Common shares sold	688.3	555.1
Average price per share	$74.60	$73.73
In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2008 and there have not been any shares repurchased subsequent to that date. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2015, we had approximately 86.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Operating Partnerships
At December 31, 2015, approximately 7% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2015, we held 92.2% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our ten trust managers owns Camden Operating common limited partnership units.
At December 31, 2015, approximately 31% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2015, we held 94.2% of the outstanding common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc. which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014 and 2013 as income tax expense. Income taxes for the years ended December 31, 2015, 2014 and 2013, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2015, 2014 and 2013 is set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
Common Share Distributions
Ordinary income	$1.88	$1.23	$1.40
Long-term capital gain	0.70	1.02	0.76
Unrecaptured Sec. 1250 gain	0.22	0.39	0.36
Total	$2.80	$2.64	$2.52
Percentage of distributions representing tax preference items	3.73%	4.17%	4.95%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2015, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $22.7 million which expire in years 2030 to 2035. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because we believe it is unlikely the available NOL’s will be utilized or if utilized, any amounts will be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2015 exceeded the tax basis by approximately $1.4 billion.

Income Tax Expense. For each of the tax years ended December 31, 2015 and 2014, we had income tax expense of approximately $1.9 million, and for the tax year ended December 31, 2013, we had income tax expense of approximately $1.8 million. Income tax for the years ended December 31, 2015, 2014, and 2013 was comprised mainly of state income tax, and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2015, 2014, and 2013, our deferred tax expense was not significant.
Camden Property Trust's and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2012 through 2014. Net income tax loss carryforwards and other tax attributes generated in years prior to 2012 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
7. Acquisitions, Dispositions, Impairment, and Discontinued Operations
Acquisitions of Operating Properties. We did not acquire any operating properties during the year ended December 31, 2015. During 2014, we acquired one operating property comprised of 276 units located in Atlanta, Georgia for approximately $62.6 million.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the acquisition of the operating property described above as of the acquisition date:

(in millions)	2014
Assets acquired:
Buildings and improvements	$51.3
Land	10.5
Intangible and other assets	0.9
Total assets acquired	$62.7

Liabilities assumed:
Other liabilities	$0.4
Total liabilities assumed	$0.4
Net assets acquired	$62.3

The related assets, liabilities, and results of operations for this acquisition are included in the consolidated financial statements from the date of acquisition. There was no contingent consideration associated with this acquisition. The operating property acquired in 2014 as discussed above contributed revenues of approximately $0.8 million and property expenses of approximately $0.3 million from its acquisition date through December 31, 2014.
Acquisitions of Land. During the year ended December 31, 2015, we acquired approximately 58.1 acres of land located in Phoenix, Arizona, Los Angeles, California, and Gaithersburg, Maryland for approximately $59.1 million. During the year ended December 31, 2014, we acquired approximately 10.5 acres of land located in Houston, Texas and Rockville, Maryland for approximately $39.4 million.
Acquisition of Non-controlling Ownership Interest. In March 2015, we purchased the remaining 0.01% non-controlling interest in two fully consolidated joint ventures, which own an aggregate of 798 apartment homes located in College Park, Maryland and Irvine, California, for approximately $9.5 million. The acquisitions of the remaining ownership interests were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional paid-in capital. See Note 14, "Non-controlling Interests," for the effect of changes in ownership interests of these former joint ventures on the equity attributable to common shareholders.
Land Holding Dispositions and Impairment. During the year ended December 31, 2015, we sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for approximately $1.1 million and recognized a gain of approximately $0.3 million related to these land sales.
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
Sale of Operating Properties. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales. In October 2015, we sold one operating property comprised of 260 apartment homes located in Brandon, Florida for approximately $33.0 million, and we recognized a gain of approximately $18.9 million relating to this property sale. During the year ended December 31, 2014, we sold five operating properties comprised of 1,847 apartment homes located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for approximately $218.3 million and we recognized a gain of approximately $155.7 million relating to these property sales.
Discontinued Operations. For the year ended December 31, 2013, income from discontinued operations included the results of operations of 12 operating properties, comprised of 3,931 apartment homes, sold during 2013. There were no discontinued operations during the years ended December 31, 2015 or 2014.
The following is a summary of income from discontinued operations for the year ended December 31, 2013:

Year Ended December 31,
(in thousands)	2013
Property revenues	$24,322
Property expenses	(10,552)
$13,770
Depreciation and amortization	(5,255)
Income from discontinued operations	$8,515
Gain on sale of discontinued operations, net of tax	$182,160
Less income, including gain on sale, allocated to non-controlling interests from discontinued operations	(5,905)
Income from discontinued operations, including gain on sale, attributable to common shareholders	$184,770

8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, "the funds") at December 31, 2015, and two funds at December 31, 2014 and 2013. Our ownership interest in each of the first two funds was 31.3% at December 31, 2015 and 2014, and was 20% at December 31, 2013.  In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. Our ownership interest in this fund was 20% as of December 31, 2015; this fund did not own any properties at such date. We provide property and asset management and other services to the funds which own operating properties and we may also provide construction and development services to the funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the funds as of and for the periods presented:

(in millions)	2015	2014
Total assets (1)	$748.0	$756.9
Total third-party debt (1)	527.0	522.7
Total equity	195.3	203.3

	2015	2014	2013
Total revenues (2)	$114.5	$105.6	$93.9
Gain on sale of operating properties, net of tax	—	18.5	112.4
Net income	12.0	26.9	120.7
Equity in income (3)	6.2	7.0	24.9

(1)	All periods presented have been changed to reflect the funds' adoption of ASU 2015-03 (as supplemented by ASU 2015-15) at December 31, 2015, which required retrospective application.

(2)
Excludes approximately $1.1 million and $7.4 million of revenue for the years ended December 31, 2014 and 2013, respectively, related to the sale of two operating properties by the funds during the first quarter of 2014. These properties were held for sale within two of our unconsolidated joint ventures at December 31, 2013. Also excludes approximately $17.9 million related to discontinued operations from the sale of 16 operating properties within two of our unconsolidated joint ventures during 2013.

(3)	Equity in income excludes our ownership interest of fee income from various services provided by us to the funds.
In December 2014, the partnership agreements for two of the funds were amended, resulting in the extension of the term of each fund to December 31, 2026 and our ownership interests in the funds were increased from 20% to 31.3% effective December 23, 2014.
The funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2015, we had no outstanding guarantees related to loans of the funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $5.8 million, $8.8 million, and $10.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
In February 2014, two of the funds each sold an operating property, comprised of 558 apartment homes, for approximately $65.6 million. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the consolidated statements of income and comprehensive income.

9. Notes Payable
The following is a summary of our indebtedness, which also reflects the retrospective application of our adoption of ASU 2015-03 (as supplemented by ASU 2015-15) as more fully described in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

	December 31,
(in millions)	2015	2014
Commercial banks
Unsecured credit facility	$225.0	$—
Unsecured short-term borrowings	19.0	—
	$244.0	$—

Senior unsecured notes (1)
5.08% Notes, due 2015	$—	$249.8
5.83% Notes, due 2017	246.3	246.0
4.78% Notes, due 2021	248.0	247.7
3.15% Notes, due 2022	345.4	344.7
5.07% Notes, due 2023	246.8	246.5
4.36% Notes, due 2024	248.0	247.7
3.68% Notes, due 2024	246.4	246.1
	$1,580.9	$1,828.5

Total unsecured notes payable	1,824.9	1,828.5

Secured notes (1)
1.12% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	867.4	868.0
Tax-exempt Mortgage Note, due 2028 (1.43% floating rate)	32.4	34.1
	899.8	902.1
Total notes payable	$2,724.7	$2,730.6

Other floating rate debt included in secured notes (1.12%)	$175.0	$175.0
Value of real estate assets, at cost, subject to secured notes	$1,568.9	$1,541.3

(1)	Unamortized debt discounts and debt issuance costs of $18.6 million and $21.8 million are included in senior unsecured and secured notes payable as of December 31, 2015 and 2014, respectively.

In August 2015, we replaced our $500 million unsecured credit facility with an amended and restated facility, which extended the maturity date from September 2015 to August 2019, with two six-month options to extend the maturity date at our election to August 2020, and increased the availability to $600 million, with the option to further increase it to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under the credit facility. This credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2015, we had approximately $225.0 million outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $9.4 million, leaving approximately $365.6 million available under our credit facility.
In May 2015, we entered into a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At December 31, 2015, we had approximately $19.0 million outstanding on this unsecured short-term borrowing facility.

In June 2015, we used cash and borrowings from our existing unsecured credit facility to repay the principal amount of our 5.08% senior unsecured notes payable, which was scheduled to mature on June 15, 2015, for a total of $250.0 million, plus accrued interest.
At December 31, 2015 and 2014, we had outstanding floating rate debt of approximately $451.4 million and $209.1 million, respectively, which included our unsecured credit facility and unsecured short-term borrowings, and the weighted average interest rate on such debt was approximately 1.2% and 1.0% for the years ended December 31, 2015 and 2014, respectively.
Our indebtedness, which includes our unsecured credit facility and unsecured short term borrowings, had a weighted average maturity of 5.7 years at December 31, 2015. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2015:

(in millions)	Amount	Weighted Average Interest Rate
2016 (1)	$19.0	1.5%
2017	247.2	5.8
2018	175.8	1.1
2019 (2)	870.2	4.3
2020	1.1	—
Thereafter	1,411.4	4.1
Total	$2,724.7	4.1%

(1)	Includes $19.0 million of unsecured short-term borrowings.

(2)	Includes $225.0 million balance outstanding under our unsecured credit facility.
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

At December 31, 2015, approximately 4.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.3 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
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
Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million and 0.4 million options were exercised during the years ended December 31, 2015 and 2014, respectively. The total intrinsic value of options exercised was approximately $2.0 million, $7.4 million, and $5.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there was no unrecognized compensation cost related to unvested options. At December 31, 2015, all options outstanding were exercisable and had a weighted average remaining life of approximately 3.1 years.
The following table summarizes outstanding share options, all of which were exercisable, at December 31, 2015:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	105,015	$30.06
$41.16 - $43.94	119,242	42.46
$48.02 - $75.17	70,948	60.92
Total options	295,205	$42.49

(1)
The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 was approximately $10.1 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $76.76 per share on December 31, 2015 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the years ended December 31, 2015 and 2014, we granted approximately 26.8 thousand and 84.5 thousand reload options, respectively. There were no reload options granted during the year ended December 31, 2013. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the years ended December 31, 2015 and 2014 vested immediately. Approximately $0.2 million and $0.3 million was expensed in 2015 and 2014, respectively, on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average fair value of options granted	$5.52 - $7.38	$3.55 - $8.17
Expected volatility	16.5% - 18.8%	22.6% - 23.2%
Risk-free interest rate	1.0% - 1.3%	0.1% - 1.1%
Expected dividend yield	3.5% - 3.7%	3.5%
Expected life	3 years - 4 years	6 months - 4 years
Our computations of expected volatility for 2015 and 2014 are based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At December 31, 2015, the unamortized value of previously issued unvested share awards was approximately $31.7 million which is expected to be amortized over the next three years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $19.2 million, $17.1 million, and $15.9 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $18.6 million, $16.0 million, and $14.7 million for 2015, 2014 and 2013, respectively. Total capitalized compensation cost for option and share awards was approximately $3.5 million, $2.7 million, and $2.2 million for 2015, 2014 and 2013, respectively.

The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2012	838,754	$42.36	862,253	$52.64
Granted	—	—	350,615	69.56
Exercised/Vested	(183,871)	41.56	(309,396)	51.41
Forfeited	(20,522)	73.32	(72,174)	58.08
Balance at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	314,614	65.78
Exercised/Vested	(375,316)	47.85	(305,372)	55.97
Forfeited	(21,686)	62.32	(21,597)	64.14
Balance at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	257,749	74.53
Exercised/Vested	(53,358)	37.69	(313,628)	61.10
Forfeited	—	—	(12,818)	67.96
Total options and nonvested share awards outstanding at December 31, 2015	295,205	$42.49	750,246	$68.09
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

	2015	2014	2013
Shares purchased	14,655	25,728	17,171
Weighted average fair value of shares purchased	$74.66	$71.19	$62.59
Expense recorded (in millions)	$0.2	$0.5	$0.2
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2015 and 2014, approximately 1.8 million share awards were held in the rabbi trust. Additionally, as of December 31, 2015 and 2014, the rabbi trust held trading securities totaling approximately $37.1 million and $43.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2015 and 2014, approximately $23.6 million and $24.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Plan. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant’s account an amount equal to the amount designated as the participant’s deferral for the plan year as indicated in the participant’s deferral election(s). Any modification to or termination of the plan will not reduce a participant’s right to any vested amounts already credited to his or her account. Approximately 1.3 million and 1.2 million share awards were held in the plan at December 31, 2015 and 2014, respectively. Additionally, as of December 31, 2015 and 2014, the plan held trading securities totaling approximately $30.8 million and $27.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
In July 2013, we amended and restated the plan to permit diversification of fully vested share awards into other equity securities subject to a six month holding period. In February 2014, we adopted the Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan to clarify certain terms in the existing plan relating to the deferral of performance based compensation. As a result of such action, the fully vested awards and the proportionate share of nonvested awards eligible for diversification were reclassified from additional paid in capital to temporary equity in our consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our consolidated statements of equity. The following table summarizes the eligible share award activity as recorded in temporary equity for the years ended December 31:

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Temporary equity:
Balance at inception/beginning of period	$68,134	$47,180
Change in classification	10,999	7,702
Change in redemption value	3,788	17,921
Diversification of share awards	(3,557)	(4,669)
Balance at December 31	$79,364	$68,134
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation, subject to limitations. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for each of the years ended December 31, 2015, 2014 and 2013 was approximately $2.6 million, $2.2 million and $2.2 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
11. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2015				December 31, 2014
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$53.6	$—	$—	$53.6	$56.1	$—	$—	$56.1

(1)	Approximately $8.4 million and $1.5 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2015 and 2014, respectively.

Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” There were no non-recurring fair value adjustments during the years ended December 31, 2015 or 2014.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2015 and 2014, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2015		December 31, 2014
(in millions)	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Fixed rate notes payable	$2,273.3	$2,358.8	$2,521.5	$2,666.1
Floating rate notes payable (2)	451.4	441.3	209.1	203.7

(1)	All amounts presented have been changed to reflect our adoption of ASU 2015-03 (as supplemented by ASU 2015-15) at December 31, 2015, which required retrospective application.

(2)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings.
12. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Change in assets:
Other assets, net	$(1,648)	$(2,145)	$(2,639)
Change in liabilities:
Accounts payable and accrued expenses	(15,528)	19,296	(8,138)
Accrued real estate taxes	6,386	4,009	7,165
Other liabilities	2,306	(1,666)	22,139
Other	2,773	2,583	2,706
Change in operating accounts and other	$(5,711)	$22,077	$21,233
13. Commitments and Contingencies
Construction Contracts. As of December 31, 2015, we estimate the additional cost to complete the eight consolidated projects currently under construction to be approximately $310.1 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facilities, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2015, we had earnest money deposits of approximately $1.5 million for potential acquisitions of land which are included in other assets, net in our consolidated balance sheets. Approximately $0.8 million of these deposits was non-refundable at December 31, 2015.
Lease Commitments. At December 31, 2015, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $3.4 million, $3.0 million, and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum annual rental commitments for the years ending December 31, 2016 through 2020 are approximately $2.8 million, $2.9 million, $2.7 million, $2.5 million, and $2.5 million, respectively, and approximately $11.1 million in the aggregate thereafter.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture or partnership, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used; (ii) our desire to diversify our portfolio of investments by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture or partnership. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate or dispose of land or of a community in our sole discretion may be limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.
Employment Agreements. At December 31, 2015, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2016. Such agreements provide for minimum salary levels, as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
14. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

	2015	2014	2013
Net income attributable to common shareholders	$249,315	$292,089	$336,364
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	86	52	52
Decrease in additional paid-in-capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	(9,480)	—	—
Change in common equity and net transfers from non-controlling interests	$239,921	$292,141	$336,416

(1)	Refer to Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for further discussion of acquisitions.

15. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, for the years ended December 31, 2015 and 2014, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total (a)
2015:
Revenues	$215,434		$220,651		$227,185		$229,658		$892,928
Net income attributable to common shareholders	115,599		36,079		37,044		60,593		249,315
Net income attributable to common shareholders per share – basic	1.29	(b)	0.40		0.41		0.67	(c)	2.77
Net income attributable to common shareholders per share – diluted	1.27	(b)	0.40		0.41		0.67	(c)	2.76
2014:
Revenues	$205,929		$208,492		$213,098		$216,459		$843,978
Net income attributable to common shareholders	40,036		35,272		38,283		178,498		292,089
Net income attributable to common shareholders per share – basic	0.45	(d)	0.40	(e)	0.43	(f)	1.99	(g)	3.29
Net income attributable to common shareholders per share – diluted	0.45	(d)	0.40	(e)	0.43	(f)	1.98	(g)	3.27

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $85,192, or $0.96 basic and $0.94 diluted per share, impact related to a gain on sale of two operating properties and land.

(c)	Includes a $18,870, or $0.21 basic and diluted per share, impact related to a gain on sale of one operating property.

(d)
Includes a $3,566, or $0.04 basic and diluted per share, impact related to our proportionate gain on sale of two operating properties by our funds, which is included in equity in income of joint ventures.

(e)
Includes a $1,447, or $0.02 basic and diluted per share, impact related to a gain on sale of land, and a $1,152, or $0.01 basic and diluted per share, impact related to an impairment charge associated with land holdings.

(f)	Includes a $1,808, or $0.02 basic and diluted per share, impact related to a gain on sale of land.

(g)
Includes a $155,680, or $1.76 basic and $1.73 diluted per share, impact related to the gain on sale of operating properties, and a $10,000, or $0.11 basic and diluted per share, impact related to incentive compensation expense as a result of joint venture restructuring.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2015 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Copper Square	$4,825	$23,672	$6,793	$4,825	$30,465	$35,290	$15,162	$20,128		2000
Camden Foothills	11,006	33,343	318	11,006	33,661	44,667	2,023	42,644		2014
Camden Hayden	9,248	35,108	—	9,248	35,108	44,356	1,518	42,838		2015
Camden Legacy	4,068	26,612	11,546	4,068	38,158	42,226	21,388	20,838		1998
Camden Montierra	13,687	31,727	4,941	13,687	36,668	50,355	4,442	45,913		2012
Camden Pecos Ranch	3,362	24,492	4,649	3,362	29,141	32,503	5,083	27,420		2012
Camden San Marcos	11,520	35,166	5,271	11,520	40,437	51,957	5,047	46,910		2012
Camden San Paloma	6,480	23,045	8,233	6,480	31,278	37,758	13,643	24,115		2002
Camden Sotelo	3,376	30,576	595	3,376	31,171	34,547	2,748	31,799		2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	9,124	9,381	63,334	72,715	27,224	45,491		2001
Camden Glendale	21,492	91,709	—	21,492	91,709	113,201	2,538	110,663		2015
Camden Harbor View	16,079	127,459	9,796	16,079	137,255	153,334	50,254	103,080	$92,716	2003
Camden Main and Jamboree	17,363	75,387	1,091	17,363	76,478	93,841	13,886	79,955	48,902	2008
Camden Martinique	28,401	51,861	17,589	28,401	69,450	97,851	36,987	60,864	32,969	1998
Camden Parkside	29,730	34,368	3,529	29,730	37,897	67,627	5,461	62,166		2012
Camden Sea Palms	4,336	9,930	3,474	4,336	13,404	17,740	7,559	10,181		1998
San Diego/Inland Empire
Camden Landmark	17,339	71,315	1,505	17,339	72,820	90,159	8,847	81,312		2012
Camden Old Creek	20,360	71,777	1,271	20,360	73,048	93,408	21,058	72,350		2007
Camden Sierra at Otay Ranch	10,585	49,781	4,752	10,585	54,533	65,118	21,353	43,765		2003
Camden Tuscany	3,330	36,466	4,294	3,330	40,760	44,090	15,318	28,772		2003
Camden Vineyards	4,367	28,494	2,745	4,367	31,239	35,606	13,057	22,549		2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	1,129	8,091	45,132	53,223	5,077	48,146		2012
Camden Caley	2,047	17,445	5,339	2,047	22,784	24,831	10,600	14,231	15,351	2000
Camden Denver West	6,396	51,552	5,124	6,396	56,676	63,072	5,512	57,560		2012
Camden Flatirons	6,849	72,395	—	6,849	72,395	79,244	3,893	75,351		2015
Camden Highlands Ridge	$2,612	$34,726	$10,712	$2,612	$45,438	$48,050	$21,547	$26,503		1996
Camden Interlocken	5,293	31,612	8,900	5,293	40,512	45,805	20,069	25,736	$27,431	1999
Camden Lakeway	3,915	34,129	12,513	3,915	46,642	50,557	23,650	26,907	29,267	1997
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	1,748	4,835	24,352	29,187	8,175	21,012		2005
Camden Clearbrook	2,384	44,017	1,201	2,384	45,218	47,602	13,207	34,395		2007
Camden College Park	16,409	91,503	3,689	16,409	95,192	111,601	15,780	95,821		2008
Camden Dulles Station	10,807	61,548	2,623	10,807	64,171	74,978	16,228	58,750		2008
Camden Fair Lakes	15,515	104,223	8,286	15,515	112,509	128,024	36,522	91,502		2005
Camden Fairfax Corner	8,484	72,953	5,630	8,484	78,583	87,067	23,919	63,148		2006
Camden Fallsgrove	9,408	43,647	4,524	9,408	48,171	57,579	16,031	41,548		2005
Camden Grand Parc	7,688	35,900	2,200	7,688	38,100	45,788	12,152	33,636		2005
Camden Lansdowne	15,502	102,267	6,738	15,502	109,005	124,507	36,113	88,394		2005
Camden Largo Town Center	8,411	44,163	3,064	8,411	47,227	55,638	15,279	40,359		2005
Camden Monument Place	9,030	54,089	1,080	9,030	55,169	64,199	15,600	48,599		2007
Camden NoMa	19,442	82,126	211	19,442	82,337	101,779	6,972	94,807		2014
Camden Potomac Yard	16,498	88,317	881	16,498	89,198	105,696	23,649	82,047		2008
Camden Roosevelt	11,470	45,785	1,077	11,470	46,862	58,332	15,548	42,784		2005
Camden Russett	13,460	61,837	4,469	13,460	66,306	79,766	22,097	57,669	45,063	2005
Camden Silo Creek	9,707	45,301	1,919	9,707	47,220	56,927	15,517	41,410		2005
Camden Summerfield	14,659	48,404	1,310	14,659	49,714	64,373	13,619	50,754		2008
Camden Summerfield II	4,459	20,566	5	4,459	20,571	25,030	3,545	21,485		2012
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	10,795	12,185	58,411	70,596	20,219	50,377		2005
Camden Boca Raton	2,201	49,499	419	2,201	49,918	52,119	2,738	49,381		2014
Camden Brickell	14,621	57,031	10,979	14,621	68,010	82,631	23,189	59,442		2005
Camden Doral	10,260	40,416	6,052	10,260	46,468	56,728	14,833	41,895		2005
Camden Doral Villas	6,476	25,543	6,115	6,476	31,658	38,134	10,573	27,561		2005
Camden Las Olas	12,395	79,518	8,417	12,395	87,935	100,330	29,251	71,079		2005
Camden Plantation	6,299	77,964	7,211	6,299	85,175	91,474	28,721	62,753		2005
Camden Portofino	9,867	38,702	4,509	9,867	43,211	53,078	14,712	38,366		2005
Orlando
Camden Hunter's Creek	4,156	20,925	4,863	4,156	25,788	29,944	8,566	21,378		2005
Camden Lago Vista	$3,497	$29,623	$2,161	$3,497	$31,784	$35,281	$11,388	$23,893		2005
Camden LaVina	12,907	42,569	143	12,907	42,712	55,619	7,971	47,648		2012
Camden Lee Vista	4,350	34,643	5,423	4,350	40,066	44,416	19,608	24,808		2000
Camden Orange Court	5,319	40,733	1,696	5,319	42,429	47,748	11,184	36,564		2008
Camden Renaissance	4,144	39,987	6,521	4,144	46,508	50,652	24,525	26,127		1997
Camden Town Square	13,127	45,997	93	13,127	46,090	59,217	6,858	52,359		2012
Camden World Gateway	5,785	51,821	7,065	5,785	58,886	64,671	18,493	46,178		2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	10,863	7,450	74,146	81,596	34,129	47,467		1998/2002
Camden Lakes	3,106	22,746	14,866	3,106	37,612	40,718	30,424	10,294		1997
Camden Montague	3,576	16,534	159	3,576	16,693	20,269	3,035	17,234		2012
Camden Preserve	1,206	17,982	7,003	1,206	24,985	26,191	13,197	12,994		1997
Camden Royal Palms	2,147	38,339	2,389	2,147	40,728	42,875	11,358	31,517		2007
Camden Westchase Park	11,955	36,254	120	11,955	36,374	48,329	5,751	42,578		2012
Camden Westshore	1,734	10,819	7,550	1,734	18,369	20,103	13,877	6,226		1997
Camden Woods	2,693	19,930	11,439	2,693	31,369	34,062	22,450	11,612		1999
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	7,091	7,174	39,075	46,249	13,622	32,627	$22,624	2005
Camden Creekstone	5,017	19,912	1,009	5,017	20,921	25,938	2,662	23,276		2012
Camden Deerfield	4,895	21,922	6,807	4,895	28,729	33,624	9,698	23,926	19,220	2005
Camden Dunwoody	5,290	23,642	7,817	5,290	31,459	36,749	10,836	25,913	21,168	2005
Camden Fourth Ward	10,477	51,258	308	10,477	51,566	62,043	2,576	59,467		2014
Camden Midtown Atlanta	6,196	33,828	7,227	6,196	41,055	47,251	13,754	33,497	20,565	2005
Camden Paces	15,262	102,270	—	15,262	102,270	117,532	4,191	113,341		2015
Camden Peachtree City	6,536	29,063	5,488	6,536	34,551	41,087	11,670	29,417		2005
Camden Shiloh	4,181	18,798	4,995	4,181	23,793	27,974	8,231	19,743	10,576	2005
Camden St. Clair	7,526	27,486	7,013	7,526	34,499	42,025	12,290	29,735	21,646	2005
Camden Stockbridge	5,071	22,693	3,334	5,071	26,027	31,098	9,260	21,838	14,332	2005
Camden Vantage	11,787	68,822	1,451	11,787	70,273	82,060	6,358	75,702		2013
NEVADA
Las Vegas
Camden Bel Air	$3,594	$31,221	$7,995	$3,594	$39,216	$42,810	$24,208	$18,602		1998
Camden Breeze	2,894	15,828	5,834	2,894	21,662	24,556	13,160	11,396		1998
Camden Canyon	1,802	11,666	5,573	1,802	17,239	19,041	10,819	8,222		1998
Camden Centre	172	1,166	412	172	1,578	1,750	1,028	722		1998
Camden Commons	2,476	20,073	7,426	2,476	27,499	29,975	19,319	10,656		1998
Camden Cove	1,382	6,266	2,118	1,382	8,384	9,766	5,564	4,202		1998
Camden Del Mar	4,404	35,264	15,359	4,404	50,623	55,027	31,879	23,148		1998
Camden Fairways	3,969	15,543	10,440	3,969	25,983	29,952	18,223	11,729		1998
Camden Hills	853	7,834	1,908	853	9,742	10,595	6,388	4,207		1998
Camden Legends	1,370	6,382	1,525	1,370	7,907	9,277	4,653	4,624		1998
Camden Palisades	8,406	31,497	9,803	8,406	41,300	49,706	24,581	25,125		1998
Camden Pines	3,496	21,852	3,037	3,496	24,889	28,385	3,681	24,704		2012
Camden Pointe	2,058	14,879	3,643	2,058	18,522	20,580	10,493	10,087		1998
Camden Summit	11,212	18,399	2,745	11,212	21,144	32,356	3,107	29,249		2012
Camden Tiara	7,709	28,644	3,685	7,709	32,329	40,038	4,697	35,341		2012
Camden Vintage	3,641	19,255	6,147	3,641	25,402	29,043	16,196	12,847		1998
NORTH CAROLINA
Charlotte
Camden Ballantyne	4,503	30,250	7,542	4,503	37,792	42,295	13,620	28,675	$26,025	2005
Camden Cotton Mills	4,246	19,147	5,744	4,246	24,891	29,137	9,134	20,003		2005
Camden Dilworth	516	16,633	2,066	516	18,699	19,215	5,883	13,332	13,073	2006
Camden Fairview	1,283	7,223	3,728	1,283	10,951	12,234	4,477	7,757		2005
Camden Foxcroft	1,408	7,919	3,839	1,408	11,758	13,166	4,904	8,262		2005
Camden Grandview	7,570	33,859	7,168	7,570	41,027	48,597	14,599	33,998		2005
Camden Sedgebrook	5,266	29,211	6,632	5,266	35,843	41,109	12,879	28,230	21,306	2005
Camden Simsbury	1,152	6,499	2,295	1,152	8,794	9,946	3,272	6,674		2005
Camden South End Square	6,625	29,175	7,202	6,625	36,377	43,002	12,345	30,657		2005
Camden Stonecrest	3,941	22,021	5,613	3,941	27,634	31,575	10,188	21,387		2005
Camden Touchstone	1,203	6,772	2,800	1,203	9,572	10,775	4,114	6,661		2005
Raleigh
Camden Crest	$4,412	$31,108	$5,088	$4,412	$36,196	$40,608	$11,999	$28,609		2005
Camden Governor's Village	3,669	20,508	3,020	3,669	23,528	27,197	8,483	18,714	$13,004	2005
Camden Lake Pine	5,746	31,714	6,809	5,746	38,523	44,269	14,159	30,110	26,212	2005
Camden Manor Park	2,535	47,159	1,993	2,535	49,152	51,687	16,035	35,652	29,675	2006
Camden Overlook	4,591	25,563	8,080	4,591	33,643	38,234	12,040	26,194		2005
Camden Reunion Park	3,302	18,457	4,976	3,302	23,433	26,735	8,627	18,108	19,961	2005
Camden Westwood	4,567	25,519	4,371	4,567	29,890	34,457	10,615	23,842	19,907	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	517	2,684	21,448	24,132	6,251	17,881		2008
Camden Gaines Ranch	5,094	37,100	9,337	5,094	46,437	51,531	15,616	35,915		2005
Camden Huntingdon	2,289	17,393	9,542	2,289	26,935	29,224	14,947	14,277		1995
Camden La Frontera	3,250	32,379	—	3,250	32,379	35,629	1,989	33,640		2015
Camden Lamar Heights	3,988	42,775	—	3,988	42,775	46,763	2,523	44,240		2015
Camden Stoneleigh	3,498	31,285	7,244	3,498	38,529	42,027	12,373	29,654		2006
Corpus Christi
Camden Breakers	1,055	13,024	8,818	1,055	21,842	22,897	12,162	10,735		1996
Camden Copper Ridge	1,204	9,180	8,004	1,204	17,184	18,388	12,765	5,623		1993
Camden Miramar	—	38,784	20,139	—	58,923	58,923	22,527	36,396		1994-2014
Dallas/Fort Worth
Camden Addison	11,516	29,332	6,953	11,516	36,285	47,801	6,210	41,591		2012
Camden Belmont	12,521	61,522	1,302	12,521	62,824	75,345	8,053	67,292		2012
Camden Buckingham	2,704	21,251	8,882	2,704	30,133	32,837	15,700	17,137		1997
Camden Centreport	1,613	12,644	6,046	1,613	18,690	20,303	9,505	10,798		1997
Camden Cimarron	2,231	14,092	6,903	2,231	20,995	23,226	12,544	10,682		1997
Camden Farmers Market	17,341	74,193	15,916	17,341	90,109	107,450	37,714	69,736	50,711	2001/2005
Camden Henderson	3,842	15,256	205	3,842	15,461	19,303	2,253	17,050		2012
Camden Legacy Creek	2,052	12,896	5,955	2,052	18,851	20,903	10,469	10,434		1997
Camden Legacy Park	2,560	15,449	6,888	2,560	22,337	24,897	12,251	12,646	13,866	1997
Camden Valley Park	3,096	14,667	13,652	3,096	28,319	31,415	25,562	5,853		1994
Houston
Camden City Centre	4,976	44,735	1,212	4,976	45,947	50,923	13,320	37,603	33,795	2007
Camden City Centre II	$5,101	$28,131	$46	$5,101	$28,177	$33,278	$3,956	$29,322		2013
Camden Greenway	16,916	43,933	16,829	16,916	60,762	77,678	30,368	47,310	$52,359	1999
Camden Holly Springs	11,108	42,852	9,996	11,108	52,848	63,956	8,223	55,733		2012
Camden Midtown	4,583	18,026	8,711	4,583	26,737	31,320	14,008	17,312	28,058	1999
Camden Oak Crest	2,078	20,941	4,193	2,078	25,134	27,212	10,457	16,755	17,309	2003
Camden Park	4,922	16,453	3,705	4,922	20,158	25,080	3,133	21,947		2012
Camden Plaza	7,204	31,044	1,314	7,204	32,358	39,562	5,836	33,726	20,714	2007
Camden Post Oak	14,056	92,515	9,098	14,056	101,613	115,669	9,146	106,523		2013
Camden Royal Oaks	1,055	20,046	1,055	1,055	21,101	22,156	7,109	15,047		2006
Camden Royal Oaks II	587	12,743	15	587	12,758	13,345	2,201	11,144		2012
Camden Stonebridge	1,016	7,137	4,133	1,016	11,270	12,286	7,338	4,948		1993
Camden Sugar Grove	7,614	27,594	2,155	7,614	29,749	37,363	4,392	32,971		2012
Camden Travis Street	1,780	29,104	485	1,780	29,589	31,369	7,457	23,912	21,614	2010
Camden Vanderbilt	16,076	44,918	19,590	16,076	64,508	80,584	38,370	42,214	73,165	1994/1997
Camden Whispering Oaks	1,188	26,242	870	1,188	27,112	28,300	7,766	20,534		2008

Total current communities:	$1,043,345	$5,436,835	$781,605	$1,043,345	$6,218,440	$7,261,785	$1,976,958	$5,284,827	$902,584

Communities under construction:
Name / location
Camden Chandler (1) Chandler, AZ	$—	$66,391	$—	$—	$66,391	$66,391	$1,634	$64,757		N/A
Camden Gallery Charlotte, NC	—	50,392	—	—	50,392	50,392	55	50,337		N/A
Camden Lincoln Station Denver, CO	—	18,226	—	—	18,226	18,226	—	18,226		N/A
Camden McGowen Station Houston, TX	—	14,064	—	—	14,064	14,064	—	14,064		N/A
Camden NoMa II Washington, DC	—	45,524	—	—	45,524	45,524	—	45,524		N/A
Camden Shady Grove Rockville, MD	—	51,376	—	—	51,376	51,376	—	51,376		N/A
Camden Victory Park Dallas, TX	—	67,201	—	—	67,201	67,201	42	67,159		N/A
The Camden Los Angeles, CA	—	111,703	—	—	111,703	111,703	1	111,702		N/A

Total communities under construction:	$—	$424,877	$—	$—	$424,877	$424,877	$1,732	$423,145	$—

Development pipeline communities:
Name/location
Camden Arts District Los Angeles, CA	$—	$13,002	$—	$—	$13,002	$13,002	$—	$13,002		N/A
Camden Atlantic Plantation, FL	—	13,428	—	—	13,428	13,428	—	13,428		N/A
Camden Buckhead Atlanta, GA	—	22,341	—	—	22,341	22,341	—	22,341		N/A
Camden Conte Houston, TX	—	21,039	—	—	21,039	21,039	—	21,039		N/A
Camden North End Phoenix, AZ	—	38,319	—	—	38,319	38,319	—	38,319		N/A
Camden Washingtonian Washington, DC	—	18,369	—	—	18,369	18,369	—	18,369		N/A

Total development pipeline communities:	$—	$126,498	$—	$—	$126,498	$126,498	$—	$126,498	$—

Land Holdings	$—	$6,212	$—	$—	$6,212	$6,212	$—	$6,212		N/A
Corporate	—	5,284	—	—	5,284	5,284	—	5,284		N/A

	$—	$11,496	$—	$—	$11,496	$11,496	$—	$11,496	$—

TOTAL	$1,043,345	$5,999,706	$781,605	$1,043,345	$6,781,311	$7,824,656	$1,978,690	$5,845,966	$902,584

(1)
Property is in lease-up at December 31, 2015. Balances presented here includes costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2015. These costs related to completed unit turns for these properties.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2015 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2015	2014	2013
Balance, beginning of period	$7,421,516	$7,072,181	$6,673,914
Additions during period:
Acquisition of operating properties and unconsolidated joint ventures	—	61,736	221,421
Development and repositions	351,998	469,048	306,950
Improvements	75,847	58,233	67,049
Deductions during period:
Cost of real estate sold – other	(24,705)	(172,475)	(197,153)
Classification to held for sale	—	(67,207)	—
Balance, end of period	$7,824,656	$7,421,516	$7,072,181
The changes in accumulated depreciation for the years ended December 31:
	2015	2014	2013
Balance, beginning of period	$1,738,862	$1,643,713	$1,518,896
Depreciation of real estate assets	250,093	229,256	203,897
Dispositions	(10,265)	(94,043)	(79,080)
Transfers to held for sale	—	(40,064)	—
Balance, end of period	$1,978,690	$1,738,862	$1,643,713
The aggregate cost for federal income tax purposes at December 31, 2015 was $6.8 billion.

S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2015					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Undeveloped Land First lien note Houston, TX	Prime + 1.00%	July 2019	(b)	$3,395	$3,395
Parking Garage Developer advances Houston, TX	(c)	(d)	(e)	18,000	9,766
Total				$21,395	$13,161

(a)	The aggregate cost at December 31, 2015 for federal income tax purposes was approximately $13,161.

(b)	Periodic payments are interest only until January 1, 2017, at which date interest and equal payments of principal are due each July 1 and January 1 until the final maturity date.

(c)
This loan currently bears interest at 4% and will increase to 7% on any unpaid principal balance on the later of January 1, 2018 or January 1 of the year following completion of our planned apartment project at an adjacent location.

(d)	This loan matures on October 1 in the 13th year following the year of completion of the parking garage.

(e)	Periodic payments are currently interest only, and will consist of interest and principal payments following the year of completion of the parking garage through maturity.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2015	2014	2013
Balance, beginning of period	$3,395	$3,395	$3,395
Additions:
Advances under real estate loans	9,766	—	—
Deductions:	—	—	—
Balance, end of period	$13,161	$3,395	$3,395

S-3