Form 10-Q
period 2016-03-31
CAMDEN PROPERTY TRUST
filed 2016-04-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 22, 2016, 86,998,140 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2016	December 31, 2015
Assets
Real estate assets, at cost
Land	$998,519	$989,247
Buildings and improvements	5,978,843	5,911,432
	$6,977,362	$6,900,679
Accumulated depreciation	(1,841,107)	(1,780,694)
Net operating real estate assets	$5,136,255	$5,119,985
Properties under development, including land	489,730	486,918
Investments in joint ventures	32,568	33,698
Properties held for sale, including land	238,417	239,063
Total real estate assets	$5,896,970	$5,879,664
Accounts receivable – affiliates	24,011	25,100
Other assets, net	107,161	116,260
Cash and cash equivalents	6,935	10,617
Restricted cash	5,378	5,971
Total assets	$6,040,455	$6,037,612
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,866,502	$1,824,930
Secured	899,315	899,757
Accounts payable and accrued expenses	140,991	133,353
Accrued real estate taxes	25,499	45,223
Distributions payable	69,020	64,275
Other liabilities	86,423	97,814
Total liabilities	$3,087,750	$3,065,352
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	88,550	79,364
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,635 and 100,636 issued; 97,455 and 97,571 outstanding at March 31, 2016 and December 31, 2015, respectively	975	976
Additional paid-in capital	3,658,372	3,662,864
Distributions in excess of net income attributable to common shareholders	(491,275)	(458,577)
Treasury shares, at cost (10,460 and 10,703 common shares at March 31, 2016 and December 31, 2015, respectively)	(378,032)	(386,793)
Accumulated other comprehensive loss	(1,881)	(1,913)
Total common equity	$2,788,159	$2,816,557
Non-controlling interests	75,996	76,339
Total equity	$2,864,155	$2,892,896
Total liabilities and equity	$6,040,455	$6,037,612
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Property revenues
Rental revenues	$187,119	$175,220
Other property revenues	30,476	26,388
Total property revenues	$217,595	$201,608
Property expenses
Property operating and maintenance	$50,269	$48,851
Real estate taxes	26,880	24,677
Total property expenses	$77,149	$73,528
Non-property income
Fee and asset management	$1,765	$1,563
Interest and other income	224	60
Income on deferred compensation plans	63	1,864
Total non-property income	$2,052	$3,487
Other expenses
Property management	$7,140	$5,792
Fee and asset management	952	1,076
General and administrative	12,223	9,748
Interest	23,790	25,052
Depreciation and amortization	62,091	57,984
Expense on deferred compensation plans	63	1,864
Total other expenses	$106,259	$101,516
Gain on sale of operating properties, including land	443	85,192
Equity in income of joint ventures	1,497	1,382
Income from continuing operations before income taxes	$38,179	$116,625
Income tax expense	(315)	(429)
Income from continuing operations	$37,864	$116,196
Income from discontinued operations	5,076	4,869
Net income	$42,940	$121,065
Less income allocated to non-controlling interests from continuing operations	(1,210)	(5,466)
Net income attributable to common shareholders	$41,730	$115,599
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Earnings per share – basic
Earnings per common share from continuing operations	$0.41	$1.23
Earnings per common share from discontinued operations	0.05	0.06
Total earnings per common share - basic	$0.46	$1.29
Earnings per share – diluted
Earnings per common share from continuing operations	$0.41	$1.22
Earnings per common share from discontinued operations	0.05	0.05
Total earnings per common share – diluted	$0.46	$1.27
Distributions declared per common share	$0.75	$0.70
Weighted average number of common shares outstanding – basic	89,344	88,987
Weighted average number of common shares outstanding – diluted	90,509	90,464
Condensed Consolidated Statements of Comprehensive Income:
Net income	$42,940	$121,065
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	32	37
Comprehensive income	$42,972	$121,102
Less income allocated to non-controlling interests from continuing operations	(1,210)	(5,466)
Comprehensive income attributable to common shareholders	$41,762	$115,636
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			41,730			1,210	42,940
Other comprehensive income					32		32
Net share awards		(2,306)		8,759			6,453
Employee share purchase plan		63		2			65
Change in classification of deferred compensation plan		(2,376)					(2,376)
Change in redemption value of non-qualified share awards			(6,810)				(6,810)
Conversions of operating partnership units		134				(134)	—
Cash distributions declared to equity holders			(67,618)			(1,419)	(69,037)
Other	(1)	(7)					(8)
Equity, March 31, 2016	$975	$3,658,372	$(491,275)	$(378,032)	$(1,881)	$75,996	$2,864,155

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$42,940	$121,065
Income from discontinued operations	(5,076)	(4,869)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	62,091	57,984
Gain on sale of operating properties, including land	(443)	(85,192)
Distributions of income from joint ventures	1,483	1,203
Equity in income of joint ventures	(1,497)	(1,382)
Share-based compensation	4,759	3,919
Net change in operating accounts and other	(16,920)	(25,060)
Net cash from continuing operating activities	$87,337	$67,668
Net cash from discontinued operating activities	9,173	8,868
Net cash from operating activities	$96,510	$76,536
Cash flows from investing activities
Development and capital improvements	$(73,065)	$(96,245)
Proceeds from sales of operating properties, including land	2,000	112,180
Other	(2,664)	(284)
Net cash from continuing investing activities	$(73,729)	$15,651
Net cash from discontinued investing activities	(3,671)	(1,509)
Net cash from investing activities	$(77,400)	$14,142
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$966,000	$—
Repayments on unsecured credit facility, other short-term borrowings and notes payable	(925,610)	(714)
Distributions to common shareholders and non-controlling interests	(64,249)	(60,386)
Purchase of non-controlling interests	—	(9,500)
Other	1,067	357
Net cash from continuing financing activities	$(22,792)	$(70,243)
Net increase (decrease) in cash and cash equivalents	(3,682)	20,435
Cash and cash equivalents, beginning of period	10,617	153,918
Cash and cash equivalents, end of period	$6,935	$174,353
Supplemental information
Cash paid for interest, net of interest capitalized	$16,552	$14,420
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$69,020	$64,261
Value of shares issued under benefit plans, net of cancellations	17,545	17,297
Net change in redemption of non-qualified share awards	6,810	2,412
Accrual associated with construction and capital expenditures	30,157	25,637
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2016, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,649 apartment homes across the United States, including 4,918 apartment homes located in Las Vegas, Nevada, which were held for sale at March 31, 2016, and subsequently sold to an unaffiliated third party on April 26, 2016. Of the 180 properties, seven properties were under construction, and when completed will consist of a total of 2,477 apartment homes. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners, or non-managing members, to assess whether the limited partners, or non-managing members, hold substantive kick-out or participating rights which indicate we do not have a controlling financial interest. At March 31, 2016, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we would continue to consolidate these operating partnerships.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2015 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from operating, investing or financing activities. As a result of our adoption of Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs," as supplemented by Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," as of December 31, 2015, we reclassified $0.4 million of deferred financing charges relating to our unsecured credit facility to depreciation and amortization in our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015. We also reclassified $0.4 million of deferred charges for the three months ended March 31, 2015 to interest expense. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the full year.

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
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2016 or 2015.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.6 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. Capitalized real estate taxes were approximately $1.6 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and above and below market leases)	underlying lease term

Discontinued Operations. A property is classified as a discontinued operation when the disposal represents a strategic shift, such as disposal of a major line of business, a major geographical area or a major equity investment. The results of operations for properties sold or classified as held for sale at the end of the period, and meeting the above criteria of discontinued operations, are classified as discontinued operations for all periods presented. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties meeting the criteria of discontinued operations is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying condensed consolidated balance sheets for all periods presented. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
See Note 5, "Acquisitions, Dispositions, Discontinued Operations and Assets Held for Sale," for a discussion of discontinued operations for the three months ended March 31, 2016. There were no discontinued operations for the three months ended March 31, 2015.
Fair Value. For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would expect to receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2016 and December 31, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Notes Receivable. Our notes receivable, which are included in other assets, net, in our condensed consolidated balance sheets, relate to real estate secured loans to unaffiliated third parties. At March 31, 2016 and December 31, 2015, we had outstanding notes receivable balances of approximately $17.0 million and $13.2 million, respectively, and the weighted average interest rate on such notes was approximately 4.1% and 4.3% for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we were also committed to funding additional amounts under one of the loans in the amount of approximately $4.6 million. Interest is recognized over the lives of the notes and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-01 ("ASU 2016-01"), "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. This standard requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. This standard also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. We expect to adopt ASU 2016-01 as of January 1, 2018, and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), "Leases." ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We expect to adopt ASU 2016-02 as of January 1, 2019, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-07 ("ASU 2016-07"), "Simplifying the Transition to the Equity Method of Accounting." ASU 2016-07 eliminates the requirement to retroactively adjust an investment when the investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Additionally, if the investment was previously accounted for as an available-for-sale security, any unrealized holding gain or loss in accumulated other comprehensive income would be recognized in earnings at the date the investment qualifies for the equity method of accounting. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This standard must be applied prospectively. We expect to adopt ASU 2016-07 as of January 1, 2017, and do not expect it to have a material impact on our consolidated financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-09 as of January 1, 2017, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers." ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update 2016-08 ("ASU 2016-08"), "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 amends ASU 2014-09 to assist in the decision of whether an entity is a principal or agent in a revenue transaction in which a third party is involved in providing goods or services to a customer of the entity. Early adoption of ASU 2014-09 is permitted but not before the original effective date, which applied to interim and annual periods beginning after December 15, 2016. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt this standard as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.7 million and 1.5 million for the three months ended March 31, 2016 and 2015, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$36,654	$110,730
Amount allocated to participating securities	(232)	(1,052)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$36,422	$109,678
Income from discontinued operations attributable to common shareholders	5,076	4,869
Net income attributable to common shareholders, as adjusted – basic	$41,498	$114,547

Earnings per common share from continuing operations	$0.41	$1.23
Earnings per common share from discontinued operations	0.05	0.06
Total earnings per common share – basic	$0.46	$1.29

Weighted average number of common shares outstanding – basic	89,344	88,987

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$36,422	$109,678
Income allocated to common units from continuing operations	328	766
Income from continuing operations attributable to common shareholders, as adjusted	$36,750	$110,444
Income from discontinued operations attributable to common shareholder	5,076	4,869
Net income attributable to common shareholders – diluted	$41,826	$115,313

Earnings per common share from continuing operations	$0.41	$1.22
Earnings per common share from discontinued operations	0.05	0.05
Total earnings per common share – diluted	$0.46	$1.27

Weighted average number of common shares outstanding – basic	89,344	88,987
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	355	391
Common units	810	1,086
Weighted average number of common shares outstanding – diluted	90,509	90,464

4. Common Shares
In November 2014, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through privately negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions.

There were no shares sold during the three months ended March 31, 2016 or 2015 under the 2014 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program. No shares were sold subsequent to March 31, 2016 through the date of this filing under the 2014 ATM program.

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

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2016, we had approximately 87.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions, Dispositions, Discontinued Operations and Assets Held for Sale
Acquisitions of Land. In February 2016, we acquired approximately 2.0 acres of land in Charlotte, North Carolina for approximately $4.1 million. We did not acquire any land during the three months ended March 31, 2015.

Land Holding Dispositions. In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million.

Sale of Operating Properties. We did not sell any operating properties during the three months ended March 31, 2016. In January 2015, we sold two operating properties, which were included in properties held for sale at December 31, 2014, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

Discontinued Operations and Assets Held for Sale. We intend to continue our practice of seeking to make selective dispositions as market conditions warrant and opportunities arise. In accordance with this practice, on April 26, 2016, we sold 15 operating properties, comprised of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada to an unaffiliated third party for approximately $630.0 million. For each of the three months ended March 31, 2016 and 2015, income from discontinued operations included the results of operations of the 15 operating properties and the retail center.

The following is a summary of the operating properties, retail center and land classified as held for sale in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, which consisted of the 15 operating properties, retail center and land sold subsequent to March 31, 2016:

(in thousands)	March 31, 2016	December 31, 2015
Land	$59,438	$59,438
Buildings and improvements	377,100	373,419
	$436,538	$432,857
Accumulated depreciation	(202,323)	(197,996)
Net operating real estate assets	$234,215	$234,861
Properties under development, including land	4,202	4,202
Properties held for sale, including land	$238,417	$239,063
Other assets related to properties held for sale, including land	1,139	1,191
Total assets held for sale	$239,556	$240,254

Liabilities related to assets held for sale	$1,371	$1,654

The following is a summary of income from discontinued operations for the three months ended March 31, 2016 and 2015 relating to the 15 operating properties and retail center held for sale at March 31, 2016, which were sold subsequent to March 31, 2016:

	Three Months Ended March 31,
(in thousands)	2016	2015
Property revenues	$14,827	$13,826
Property expenses	(5,148)	(4,883)
	$9,679	$8,943
Property management expense	(176)	(170)
Depreciation and amortization	(4,327)	(3,904)
Income tax expense	(100)	—
Income from discontinued operations	$5,076	$4,869

6. Investments in Joint Ventures
As of March 31, 2016, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, "the Funds"), with our ownership percentages ranging from 20% to 31.3%. One of the Funds, in which we have a 20% ownership interest, does not own any properties for any periods presented. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2016	December 31, 2015
Total assets	$736.2	$748.0
Total third-party debt	528.2	527.0
Total equity	191.6	195.3

	Three Months Ended March 31,
(in millions)	2016	2015
Total revenues	$29.5	$27.5
Net income	2.8	2.7
Equity in income (1)	1.5	1.4

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of March 31, 2016, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.3 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2016	December 31, 2015
Commercial banks
Unsecured credit facility	$265.0	$225.0
Unsecured short-term borrowings	20.0	19.0
	$285.0	$244.0

Senior unsecured notes (1)
5.83% Notes, due 2017	246.4	246.3
4.78% Notes, due 2021	248.2	248.0
3.15% Notes, due 2022	345.5	345.4
5.07% Notes, due 2023	246.9	246.8
4.36% Notes, due 2024	248.0	248.0
3.68% Notes, due 2024	246.5	246.4
	$1,581.5	$1,580.9

Total unsecured notes payable	1,866.5	1,824.9

Secured notes (1)
1.38% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	867.2	867.4
Tax-exempt Mortgage Note, due 2028 (1.62% floating rate)	32.1	32.4
	899.3	899.8
Total notes payable	$2,765.8	$2,724.7

Other floating rate debt included in secured notes (1.38%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $17.9 million and $18.6 million are included in senior unsecured and secured notes payable as of March 31, 2016 and December 31, 2015, respectively.

We have a $600 million unsecured credit facility which matures in August 2019, with two six-month options to extend the maturity date at our election to August 2020. Additionally, we have the option to further increase our credit facility to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on our credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.

Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2016, we had approximately $265.0 million outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $9.4 million, leaving approximately $325.6 million available under our credit facility.

We also have a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At March 31, 2016, we had approximately $20.0 million outstanding on our unsecured short-term borrowing facility.

At March 31, 2016 and 2015, we had outstanding floating rate debt of approximately $492.1 million and $208.8 million, respectively, which included our unsecured credit facility and unsecured short-term borrowings, and the weighted average interest rate on such debt was approximately 1.4% and 1.0% for the three months ended March 31, 2016 and 2015, respectively.

Our indebtedness, which includes our unsecured credit facility and unsecured short-term borrowings, had a weighted average maturity of approximately 5.4 years at March 31, 2016. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2016:

(in millions)	Amount	Weighted Average Interest Rate
2016 (1)	$20.1	1.5%
2017	247.2	5.8
2018	175.8	1.4
2019 (2)	910.2	4.2
2020	1.1	—
Thereafter	1,411.4	4.1
Total	$2,765.8	4.1%

(1)	Includes $20.0 million of unsecured short-term borrowings.

(2)	Includes $265.0 million balance outstanding under our unsecured credit facility.

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

At March 31, 2016, approximately 3.8 million fungible units were available under the 2011 Share Plan, which results in approximately 1.1 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. There were no options granted or exercised during the three months ended March 31, 2016. Approximately 0.1 million options were exercised during the three months ended March 31, 2015 and had a total intrinsic value of approximately $2.0 million. At March 31, 2016, there was no unrecognized compensation cost related to unvested options. At March 31, 2016, all options outstanding were exercisable and had a weighted average remaining life of approximately 2.9 years.

The following table summarizes outstanding share options, all of which were exercisable, at March 31, 2016:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	105,015	$30.06
$41.16 - $43.94	119,242	42.46
$48.02 - $75.17	70,948	60.92
Total options	295,205	$42.49

(1)
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2016 was $12.3 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $84.09 per share on March 31, 2016 and the strike price of the underlying award.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At March 31, 2016, the unamortized value of previously issued unvested share awards was approximately $42.8 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the three months ended March 31, 2016 and 2015 was approximately $20.9 million and $17.6 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $5.1 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2016:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2015	295,205	$42.49	750,246	$68.09
Granted	—	—	242,619	73.63
Exercised/Vested	—	—	(312,584)	66.96
Forfeited	—	—	(4,714)	70.00
Total options and nonvested share awards outstanding at March 31, 2016	295,205	$42.49	675,567	$70.59

Non-Qualified Deferred Compensation Plan. In February 2014, we adopted the Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan to clarify certain terms in the existing plan relating to the deferral of performance-based compensation. As a result of such action, the fully vested awards and the proportionate share of nonvested awards eligible for diversification were reclassified from additional paid in capital to temporary equity in our condensed consolidated balance sheets. The share awards are adjusted to their redemption value at each reporting period, with the redemption value based on the market value of the shares at the end of the reporting period. Changes in value from period to period are charged to distributions in excess of net income attributable to common shareholders in our condensed consolidated statements of equity.

The following table summarizes the eligible share award activity as recorded in temporary equity for the three months ended March 31, 2016:

(in thousands)	Three Months Ended March 31, 2016
Temporary equity:
Balance at December 31, 2015	$79,364
Change in classification	2,376
Change in redemption value	6,810
Diversification of share awards	—
Balance at March 31, 2016	$88,550

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Change in assets:
Other assets, net	$6,073	$5,494
Change in liabilities:
Accounts payable and accrued expenses	1,768	(14,191)
Accrued real estate taxes	(19,722)	(15,857)
Other liabilities	(5,779)	(1,238)
Other	740	732
Change in operating accounts and other	$(16,920)	$(25,060)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2016, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $245.5 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facilities, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2016, we had earnest money deposits of approximately $0.6 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $0.3 million of these deposits was non-refundable at March 31, 2016.

Lease Commitments. At March 31, 2016, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million and 0.8 million for the three months ended March 31, 2016 and 2015, respectively. Minimum annual rental commitments for the remainder of 2016 are $2.2 million, and for the years ending December 31, 2017 through 2020 are approximately $2.9 million, $2.7 million, $2.5 million, and $2.5 million, respectively, and approximately $11.1 million in the aggregate thereafter.

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

11. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our consolidated operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 as income tax expense. Income taxes for the three months ended March 31, 2016 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2016.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2016				December 31, 2015
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$48.5	$—	$—	$48.5	$53.6	$—	$—	$53.6

(1)
Approximately $7.1 million and $8.4 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

Non-Recurring Fair Value Disclosures. There were no events during the three months ended March 31, 2016 or 2015 which required fair value adjustments of our non-financial assets and non-financial liabilities.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2016 and December 31, 2015, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2016		December 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,273.7	$2,407.3	$2,273.3	$2,358.8
Floating rate notes payable (1)	492.1	484.0	451.4	441.3

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings.

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income attributable to common shareholders	$41,730	$115,599
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	134	16
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures	—	(9,480)
Change in common equity and net transfers from non-controlling interests	$41,864	$106,135

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of March 31, 2016, we owned interests in, operated, or were developing 180 multifamily properties comprised of 62,649 apartment homes across the United States, including 4,918 apartment homes located in Las Vegas, Nevada, which were held for sale at March 31, 2016, and subsequently sold to an unaffiliated third party on April 26, 2016, as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three months ended March 31, 2016 reflect an increase in same store revenues of 4.9% as compared to the same period in 2015, due to higher average rental rates and occupancy levels, which we believe were due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates across the U.S. We believe U.S. economic and employment growth is likely to continue during the remainder of 2016 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2016, we had seven projects under construction to be comprised of 2,477 apartment homes, with initial occupancy scheduled to occur within the next 20 months. As of March 31, 2016, we estimate the additional cost to complete the construction of the seven projects to be approximately $245.5 million.
Acquisitions
In February 2016, we acquired approximately 2.0 acres of land in Charlotte, North Carolina for approximately $4.1 million.
Dispositions
In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million.
On April 26, 2016, we sold 15 operating properties, comprised of 4,918 apartment homes, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada to an unaffiliated third party for approximately $630.0 million. These operating properties and land were classified as held for sale at March 31, 2016.

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
As of March 31, 2016, we had approximately $6.9 million in cash and cash equivalents, $265.0 million outstanding on our $600 million unsecured credit facility, $20.0 million outstanding on our $40 million unsecured short-term borrowing facility and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2014 ATM program. We believe payments on debt maturing through the remainder of 2016 are manageable at approximately $20.1 million, which represents approximately 0.7% of our total outstanding debt and consists primarily of amounts outstanding under our unsecured short-term borrowing facility. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2016		December 31, 2015
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Las Vegas, Nevada (1)	4,918	15	4,918	15
Atlanta, Georgia	4,246	13	4,246	13
Tampa, Florida	3,788	9	3,788	9
Orlando, Florida	3,540	9	3,540	9
Austin, Texas	3,360	10	3,360	10
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,549	9
Los Angeles/Orange County, California	2,784	7	2,784	7
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,753	12	2,753	12
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	60,172	173	59,792	172
Properties Under Construction
Washington, D.C. Metro	862	2	862	2
Dallas, Texas	423	1	423	1
Charlotte, North Carolina	323	1	323	1
Houston, Texas	315	1	315	1
Los Angeles/Orange County, California	287	1	287	1
Denver, Colorado	267	1	267	1
Phoenix, Arizona	—	—	380	1
Total Properties Under Construction	2,477	7	2,857	8
Total Properties	62,649	180	62,649	180
Less: Unconsolidated Joint Venture Properties (2)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	55,371	158	55,371	158

(1)	These 15 operating properties were included in properties held for sale at March 31, 2016, and sold to an unaffiliated third party on April 26, 2016.

(2)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2016, stabilization was achieved at one consolidated operating property and one unconsolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Flatirons
Denver, CO	424	3Q15	1Q16

Unconsolidated Operating Property
Camden Southline
Charlotte, NC	226	4Q15	1Q16
Completed Construction in Lease-Up
At March 31, 2016, we had three consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 4/24/2016	Date of Construction Completion	Estimated Date of Stabilization
Camden Glendale
Glendale, CA	303	$113.3	77%	3Q15	2Q16
Camden Paces
Atlanta, GA	379	117.4	89	4Q15	2Q16
Camden Chandler
Chandler, AZ	380	67.5	71	1Q16	4Q16
Total	1,062	$298.2

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2016 included approximately $489.7 million related to properties under development and land. Of this amount, approximately $354.2 million related to our projects currently under construction. In addition, we had approximately $135.5 million primarily invested in land held for future development and land holdings, which included approximately $129.8 million related to projects we expect to begin constructing during the next three years, and approximately $5.7 million invested in land which we may develop in the future.

Communities Under Construction. At March 31, 2016, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Gallery (1)
Charlotte, NC	323	$58.0	$54.1	$40.4	3Q16	1Q17
Camden Victory Park (2)
Dallas, TX	423	82.0	75.4	51.5	3Q16	1Q18
The Camden (3)
Los Angeles, CA	287	145.0	123.3	98.6	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	24.2	24.2	2Q17	1Q18
Camden NoMa II
Washington, DC	405	115.0	62.0	62.0	4Q17	4Q19
Camden Shady Grove
Rockville, MD	457	116.0	58.9	58.9	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	18.6	18.6	2Q18	3Q19
Total	2,477	$662.0	$416.5	$354.2

(1)	Property in lease-up and was 30% leased at April 24, 2016.

(2)	Property in lease-up and was 20% leased at April 24, 2016.

(3)	Property in lease-up and was 16% leased at April 24, 2016.

Development Pipeline Communities. At March 31, 2016, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Washingtonian
Gaithersburg, MD	365	$90.0	$18.9
Camden North End (2)
Phoenix, AZ	1,069	225.0	39.2
Camden Buckhead
Atlanta, GA	336	80.0	22.7
Camden Arts District
Los Angeles, CA	354	150.0	13.9
Camden Conte (3)
Houston, TX	519	170.0	21.5
Camden Atlantic
Plantation, FL	286	62.0	13.6
Total	2,929	$777.0	$129.8

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Will be developed in three phases. The estimated units, estimated cost, and cost to date represent all phases.

(3)	Will be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings/Other. At March 31, 2016, we had the following investments in land:

($ in millions) Location	Acres (1)	Cost to Date (1)
Charlotte, NC	2.0	$5.3
Other (2)	—	0.4
Total	2.0	$5.7

(1)
Excludes approximately 19.6 acres of land located in Las Vegas, Nevada, with a cost of $4.2 million as of March 31, 2016, which was classified as held for sale at March 31, 2016, and sold to an unaffiliated third party on April 26, 2016.

(2)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Average monthly property revenue per apartment home	$1,523	$1,441
Annualized total property expenses per apartment home	$6,478	$6,306
Weighted average number of operating apartment homes owned 100%	47,634	46,640
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.6%

*	Our one student housing community is excluded from this calculation.

Management considers net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property income less property operating and maintenance expenses less real estate taxes. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. NOI also should not be considered an alternative to net cash from operating activities as a measure of liquidity, or an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$42,940	$121,065
Less: Fee and asset management income	(1,765)	(1,563)
Less: Interest and other income	(224)	(60)
Less: Income on deferred compensation plans	(63)	(1,864)
Plus: Property management expense	7,140	5,792
Plus: Fee and asset management expense	952	1,076
Plus: General and administrative expense	12,223	9,748
Plus: Interest expense	23,790	25,052
Plus: Depreciation and amortization expense	62,091	57,984
Plus: Expense on deferred compensation plans	63	1,864
Less: Gain on sale of operating properties, including land	(443)	(85,192)
Less: Equity in income of joint ventures	(1,497)	(1,382)
Plus: Income tax expense	315	429
Less: Income from discontinued operations	(5,076)	(4,869)
Net operating income	$140,446	$128,080

Property-Level Operating Results (1)
The following tables present the property-level revenues, property-level expenses and property-level NOI, excluding discontinued operations, for the three months ended March 31, 2016 as compared to the same period in 2015:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2016	2016	2015	$	%
Property revenues:
Same store communities	42,976	$193,664	$184,692	$8,972	4.9%
Non-same store communities	3,938	17,664	13,202	4,462	33.8
Development and lease-up communities	3,539	5,026	731	4,295	*
Dispositions/other	—	1,241	2,983	(1,742)	(58.4)
Total property revenues	50,453	$217,595	$201,608	$15,987	7.9%
Property expenses:
Same store communities	42,976	$68,696	$67,181	$1,515	2.3%
Non-same store communities	3,938	5,765	4,732	1,033	21.8
Development and lease-up communities	3,539	2,292	388	1,904	*
Dispositions/other	—	396	1,227	(831)	(67.7)
Total property expenses	50,453	$77,149	$73,528	$3,621	4.9%
Property NOI:
Same store communities	42,976	$124,968	$117,511	$7,457	6.3%
Non-same store communities	3,938	11,899	8,470	3,429	40.5
Development and lease-up communities	3,539	2,734	343	2,391	*
Dispositions/other	—	845	1,756	(911)	(51.9)
Total property NOI	50,453	$140,446	$128,080	$12,366	9.7%

*	Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2015. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2015. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2015. Dispositions/other includes those communities disposed of which are not classified as discontinued operations. Other includes non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $7.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was due to an increase of approximately $9.0 million in same store property revenues, partially offset by an increase of approximately $1.5 million in same store property expenses. The increase in same store property revenues was due to an increase in same store rental revenues of approximately $5.8 million, which was primarily due to a 3.9% increase in average rental rates for our same store portfolio during the three months ended March 31, 2016, as compared to the same period in 2015. The increase in same store property revenues was also due to an increase of approximately $3.2 million in other property revenue during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to increases in income from our bulk Internet rebilling program and miscellaneous income. The increase in same store property expenses was primarily due to higher bulk Internet rebilling program expenses and higher real estate taxes as a result of increased property valuations at a number of our communities. The increase was partially offset by lower property insurance expenses during the three months ended March 31, 2016, as compared to the same period in 2015.

Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.8 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was due to an increase of approximately $8.7 million in revenues, partially offset by an increase of approximately $2.9 million in expenses. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of five operating properties during 2015 and one operating property in the first quarter of 2016. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of two properties in 2015 and one property in the first quarter of 2016.
The following table details the impact of the increases on our revenues, expenses and NOI:

(in millions)	Three Months Ended March 31, 2016
Revenues from development and lease-up properties	$4.3
Revenues from non-same store stabilized properties	4.1
Revenues from non-same store properties, other	0.3
$8.7

Expenses from development and lease-up properties	$1.9
Expenses from non-same store stabilized properties	1.0
Expenses from non-same store properties, other	—
$2.9

NOI from development and lease-up properties	$2.4
NOI from non-same store stabilized properties	3.1
NOI from non-same store properties, other	0.3
$5.8
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $0.9 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily due to the dispositions of three operating properties in 2015.

Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Fee and asset management	$1,765	$1,563	$202	12.9%
Interest and other income	224	60	164	*
Income on deferred compensation plans	63	1,864	(1,801)	(96.6)
Total non-property income	$2,052	$3,487	$(1,435)	(41.2)%
*    Not a meaningful percentage.
Fee and asset management income increased approximately $0.2 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to higher construction fees resulting from an increase in third-party construction activity and an increase in property revenues by the majority of the stabilized communities of the Funds, which resulted in higher property management fees. The increase was partially offset by a decrease in development and construction fees earned due to the timing of one development community started and completed by one of our Funds during 2015 and 2016.

Interest and other income increased approximately $0.2 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was due to an increase in interest income recognized as a result of higher average note balances outstanding on our real estate secured loans to unaffiliated third parties during the three months ended March 31, 2016, as compared to the same period in 2015.

Our deferred compensation plans recognized income of approximately $0.1 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Property management	$7,140	$5,792	$1,348	23.3%
Fee and asset management	952	1,076	(124)	(11.5)
General and administrative	12,223	9,748	2,475	25.4
Interest	23,790	25,052	(1,262)	(5.0)
Depreciation and amortization	62,091	57,984	4,107	7.1
Expense on deferred compensation plans	63	1,864	(1,801)	(96.6)
Total other expenses	$106,259	$101,516	$4,743	4.7%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.3 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to an increase in salaries, benefits, and incentive compensation expenses due to salary increases, and higher expenses due to the timing of training and education programs provided to our regional employees. Property management expense was 3.3% and 2.9% of total property revenues for the three months ended March 31, 2016 and 2015, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.1 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily due to lower professional fees incurred in managing our joint ventures, partially offset by higher expenses related to an increase in third-party construction activity during the three months ended March 31, 2016, as compared to the same period in 2015.

General and administrative expense increased approximately $2.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily due to an increase in salaries, benefits, and incentive compensation expenses due to salary increases, higher deferred compensation amortization costs resulting from the accelerated vesting recognized during the three months ended March 31, 2016 relating to certain trust managers and executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Plan, and an increase in the value of awards granted in 2016 as compared to the value of awards which were fully vested during the three months ended March 31, 2015. The increase was also due to an increase in professional fees and administrative expenses, as compared to the same period in 2015. General and administrative expenses were 5.6% and 4.8% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2016 and 2015, respectively.

Interest expense for the three months ended March 31, 2016 decreased approximately $1.3 million, as compared to the same period in 2015. The decrease was primarily due to the repayment of a $250 million, 5.08% senior unsecured notes payable in June 2015. The decrease was partially offset by an increase in interest expense relating to borrowings on our unsecured credit facility and unsecured short-term borrowing facility and lower capitalized interest during the three months ended March 31, 2016, resulting from lower average balances in our development pipeline, in each case, as compared to the same period in 2015.
Depreciation and amortization expense increased approximately $4.1 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2015 and 2016. The increase was partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2015.
Our deferred compensation plans incurred expenses of approximately $0.1 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income related to these plans, as discussed in the non-property income, above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2016	2015	$	%
Gain on sale of operating properties, including land	$443	$85,192	$(84,749)	(99.5)%
Equity in income of joint ventures	1,497	1,382	115	8.3
Income tax expense	(315)	(429)	114	26.6

The $0.4 million gain on sale during the three months ended March 31, 2016 related to the sale of approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million. The $85.2 million gain on sale during the three months ended March 31, 2015 primarily related to an $85.1 million gain on sale of two operating properties located in Tampa, Florida and Austin, Texas for approximately $114.4 million, and a $0.1 million gain on sale of a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million.

Equity in income of joint ventures increased approximately $0.1 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to an increase in earnings resulting from higher rental income from the majority of our stabilized operating properties owned by the Funds and one operating property owned by the Funds reaching stabilization during the first quarter of 2016. Prior to reaching stabilization, we recognized our proportionate share of losses while this property was in the lease-up phase of operations. The increase was partially offset by higher real estate taxes as a result of increased property valuations at a number of the Fund communities.

Funds from Operations ("FFO") and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
($ in thousands)	2016	2015
Funds from operations
Net income attributable to common shareholders (1)	$41,730	$115,599
Real estate depreciation and amortization, including discontinued operations	64,812	60,363
Adjustments for unconsolidated joint ventures	2,358	2,245
Gain on sale of operating properties, net of tax	—	(85,145)
Income allocated to non-controlling interests	1,210	5,466
Funds from operations attributable to common shareholders	$110,110	$98,528

Less: recurring capitalized expenditures	(9,294)	(10,644)
Adjusted funds from operations attributable to common shareholders	$100,816	$87,884

Weighted average shares – basic	89,344	88,987
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	355	391
Common units	1,894	1,897
Weighted average shares – diluted	91,593	91,275

(1)	Net income attributable to common shareholders for the three months ended March 31, 2016 includes a gain on sale of $0.4 million related to the sale of one land holding.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.5 and 4.9 times for the three months ended March 31, 2016 and 2015, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 80.1% and 79.4% of our properties (based on invested capital) were unencumbered at March 31, 2016 and 2015, respectively. Our weighted average maturity of debt was approximately 5.4 years at March 31, 2016.

We also expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

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

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring and non-recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2016 and 2015.

Net cash from operating activities was approximately $96.5 million during the three months ended March 31, 2016 as compared to approximately $76.5 million for the same period in 2015. The increase was primarily due to an increase related to higher property-level net operating income, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the stabilization of six operating properties in 2015 and the first quarter of 2016, and the completion and partial lease-up of three operating properties during 2015 and the first quarter of 2016. The increase in cash flows was partially offset by a decrease related to the disposition of three operating properties in 2015, as well as an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014. See further discussions of our 2016 operations as compared to 2015 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2016 totaled approximately $77.4 million as compared to net cash from investing activities of approximately $14.1 million for the same period in 2015. Cash outflows for property development and capital improvements were approximately $73.1 million during the three months ended March 31, 2016 as compared to approximately $96.2 million for the same period in 2015, primarily due to the completion of seven consolidated operating properties in 2015 and first quarter of 2016, and the completion of repositions at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2016 and 2015, respectively, included the following:

	Three Months Ended March 31,
(in millions)	2016	2015
Expenditures for new development, including land	$48.7	$69.5
Capitalized interest, real estate taxes, and other capitalized indirect costs	8.0	8.4
Reposition expenditures	5.1	7.8
Capital expenditures	11.3	10.5
Total	$73.1	$96.2
During the three months ended March 31, 2016, cash outflows also included increases of $3.8 million in note balances outstanding on our real estate secured loans to unaffiliated third parties. These outflows were partially offset by proceeds of approximately $2.0 million from the sale of one land holding. During the three months ended March 31, 2015, cash outflows were offset by proceeds of approximately $112.2 million from the sale of two operating properties and one land holding.

Net cash used in financing activities totaled approximately $22.8 million for the three months ended March 31, 2016 as compared to net cash provided by financing activities of approximately $70.2 million during the same period in 2015. During the three months ended March 31, 2016, we used approximately $64.2 million to pay distributions to common shareholders and non-controlling interest holders. The cash flows for the three months ended March 31, 2016 were partially offset by proceeds, net of payments, from our unsecured credit facility and other short-term borrowings of $41.0 million. The cash outflows for the three months ended March 31, 2015 related to $60.4 million used for distributions paid to common shareholders and non-

controlling interest holders and and approximately $9.5 million used to acquire the remaining non-controlling interests in two consolidated joint ventures.

Financial Flexibility

We have a $600 million unsecured credit facility which matures in August 2019, with two six-month options to extend the maturity date at our election to August 2020. Additionally, we have the option to further increase our credit facility to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on our credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2016, we had approximately $265.0 million outstanding on our credit facility and we had outstanding letters of credit totaling approximately $9.4 million, leaving approximately $325.6 million available under our credit facility.
We also have a $40 million unsecured short-term borrowing facility which matures in May 2016. The interest rate is based upon LIBOR plus 1.05%. At March 31, 2016, we had approximately $20.0 million outstanding on our unsecured short-term borrowing facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2016, we had approximately 87.0 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through privately negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the 2014 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility or other short-term borrowings, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2014 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility or other short-term borrowings. We believe payments on debt maturing through the remainder of 2016 are manageable at approximately $20.1 million, which represents approximately 0.7% of our total outstanding debt and consists primarily of amounts outstanding under our unsecured short-term borrowing facility. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $245.5 million. Of this amount, we expect to incur costs between approximately $125 million and $135 million during the remainder of 2016 and to incur the remaining costs during 2017 and 2018. Additionally, we expect to incur costs up to $35 million related to the start of new development activities, between approximately $10 million and $12 million of additional redevelopment expenditures and between approximately $47 million and $51 million of additional recurring capital expenditures during the remainder of 2016.

We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM share offering program, other unsecured borrowings and secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In January 2016, we announced our Board of Trust Managers had declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of March 31, 2016. The dividend was subsequently paid on April 18, 2016, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2016, our annualized dividend rate would be $3.00 per share or unit for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2016, our unconsolidated joint ventures had outstanding debt of approximately $528.2 million, of which our proportionate share was approximately $165.3 million. As of March 31, 2016, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed from information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the three months ended March 31, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2015.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
On April 26, 2016, we sold 15 operating properties, comprised of 4,918 apartment homes, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada to an unaffiliated third party for approximately $630.0 million (the "Sale"). These operating properties, retail center, and land were classified as held for sale at March 31, 2016, and the following unaudited pro forma financial information gives effect to the Sale. The historical financial information as of March 31, 2016 has been derived from our unaudited financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, and the historical financial information for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We have not presented the unaudited pro forma condensed consolidated statement of income for the three months ended March 31, 2016, as the results of operations of the operating properties discussed above are reported as discontinued operations in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016.
The unaudited pro forma condensed consolidated balance sheet as of March 31, 2016 is presented to reflect the effect of the Sale as if it had occurred on March 31, 2016. The unaudited pro forma condensed consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 are based on our historical consolidated statements of income, and give effect to the Sale as if it had occurred on January 1, 2013, and do not assume any interest income on cash proceeds.
These unaudited pro forma condensed consolidated financial statements and the accompanying notes are based upon and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and also with this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. The accompanying unaudited pro forma condensed consolidated financial statements have been prepared in accordance with the regulations of the SEC and should not be considered indicative of the financial position or results of operations that would have occurred if the Sale had been consummated on the dates indicated, nor are they indicative of our future financial position or results of operations.
In accordance with SEC regulations, the unaudited pro forma condensed consolidated financial statements reflect adjustments to the extent they are directly attributable to the Sale, factually supportable and, for statement of income purposes, are expected to have a continuing impact on our results of operations.

CAMDEN PROPERTY TRUST
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2016
(in thousands, except per share amounts)	Historical (1)	Las Vegas Disposition		Pro Forma
Assets
Real estate assets, at cost
Land	$998,519			$998,519
Buildings and improvements	5,978,843			5,978,843
	$6,977,362			$6,977,362
Accumulated depreciation	(1,841,107)			(1,841,107)
Net operating real estate assets	$5,136,255			$5,136,255
Properties under development, including land	489,730			489,730
Investments in joint ventures	32,568			32,568
Properties held for sale, including land	238,417	$(238,417)	(2)	—
Total real estate assets	$5,896,970	$(238,417)		$5,658,553
Accounts receivable – affiliates	24,011			24,011
Other assets, net	107,161	(1,139)	(2)	106,022
Cash and cash equivalents	6,935	630,000	(3)	625,735
		(11,200)	(4)
Restricted cash	5,378			5,378
Total assets	$6,040,455	$379,244		$6,419,699
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,866,502			$1,866,502
Secured	899,315			899,315
Accounts payable and accrued expenses	140,991			140,991
Accrued real estate taxes	25,499			25,499
Distributions payable	69,020			69,020
Other liabilities	86,423	(1,371)	(2)	85,052
Total liabilities	$3,087,750	$(1,371)		$3,086,379
Commitments and contingencies
Non-qualified deferred compensation share awards	88,550			88,550
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,635 issued; 97,455 outstanding at March 31, 2016	975			975
Additional paid-in capital	3,658,372			3,658,372
Distributions in excess of net income attributable to common shareholders	(491,275)	380,615	(5)	(110,660)
Treasury shares, at cost (10,460 common shares at March 31, 2016)	(378,032)			(378,032)
Accumulated other comprehensive loss	(1,881)			(1,881)
Total common equity	$2,788,159	$380,615		$3,168,774
Non-controlling interests	75,996			75,996
Total equity	$2,864,155	$380,615		$3,244,770
Total liabilities and equity	$6,040,455	$379,244		$6,419,699

CAMDEN PROPERTY TRUST
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Year Ended December 31, 2015
(in thousands, except per share amounts)	Historical (6)	Las Vegas Disposition		Pro Forma
Property revenues
Rental revenues	$769,108	$(47,292)	(7)	$721,816
Other property revenues	123,820	(10,018)	(7)	113,802
Total property revenues	$892,928	$(57,310)		$835,618
Property expenses
Property operating and maintenance	$219,831	$(17,726)	(7)	$202,105
Real estate taxes	101,885	(2,990)	(7)	98,895
Total property expenses	$321,716	$(20,716)		$301,000
Non-property income
Fee and asset management	$6,999			$6,999
Interest and other income	597			597
Loss on deferred compensation plans	(264)			(264)
Total non-property income	$7,332			$7,332
Other expenses
Property management	$23,761	$(717)	(7)	$23,044
Fee and asset management	4,742			4,742
General and administrative	46,233			46,233
Interest	97,312			97,312
Depreciation and amortization	257,082	(16,138)	(7)	240,944
Benefit on deferred compensation plans	(264)			(264)
Total other expenses	$428,866	$(16,855)		$412,011
Gain on sale of operating properties, including land	104,288			104,288
Equity in income of joint ventures	6,168			6,168
Income from continuing operations before income taxes	$260,134	$(19,739)		$240,395
Income tax expense	(1,872)			(1,872)
Income from continuing operations	$258,262	$(19,739)		$238,523

Earnings per common share from continuing operations – basic	$2.77			$2.55
Earnings per common share from continuing operations – diluted	$2.76			$2.54
Weighted average number of common shares outstanding – basic	89,120			89,120
Weighted average number of common shares outstanding – diluted	89,490			89,490

CAMDEN PROPERTY TRUST
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Year Ended December 31, 2014
(in thousands, except per share amounts)	Historical (6)	Las Vegas Disposition		Pro Forma
Property revenues
Rental revenues	$731,874	$(45,232)	(7)	$686,642
Other property revenues	112,104	(8,483)	(7)	103,621
Total property revenues	$843,978	$(53,715)		$790,263
Property expenses
Property operating and maintenance	$211,253	$(16,679)	(7)	$194,574
Real estate taxes	94,055	(2,929)	(7)	91,126
Total property expenses	$305,308	$(19,608)		$285,700
Non-property income
Fee and asset management	$9,832			$9,832
Interest and other income	842			842
Loss on deferred compensation plans	3,937			3,937
Total non-property income	$14,611			$14,611
Other expenses
Property management	$22,689	$(619)	(7)	$22,070
Fee and asset management	5,341			5,341
General and administrative	51,005			51,005
Interest	94,906			94,906
Depreciation and amortization	237,346	(15,291)	(7)	222,055
Benefit on deferred compensation plans	3,937			3,937
Total other expenses	$415,224	$(15,910)		$399,314
Gain on sale of operating properties, including land	159,289			159,289
Impairment associated with land holdings	(1,152)			(1,152)
Equity in income of joint ventures	7,023			7,023
Income from continuing operations before income taxes	$303,217	$(18,197)		$285,020
Income tax expense	(1,903)			(1,903)
Income from continuing operations	$301,314	$(18,197)		$283,117

Earnings per common share from continuing operations – basic	$3.29			$3.08
Earnings per common share from continuing operations – diluted	$3.27			$3.06
Weighted average number of common shares outstanding – basic	88,084			88,084
Weighted average number of common shares outstanding – diluted	88,468			88,468

CAMDEN PROPERTY TRUST
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Year Ended December 31, 2013
(in thousands, except per share amounts)	Historical (6)	Las Vegas Disposition		Pro Forma
Property revenues
Rental revenues	$683,362	$(43,629)	(7)	$639,733
Other property revenues	105,489	(8,189)	(7)	97,300
Total property revenues	$788,851	$(51,818)		$737,033
Property expenses
Property operating and maintenance	$199,650	$(16,199)	(7)	$183,451
Real estate taxes	86,041	(2,920)	(7)	83,121
Total property expenses	$285,691	$(19,119)		$266,572
Non-property income
Fee and asset management	$11,690			$11,690
Interest and other income	1,217			1,217
Loss on deferred compensation plans	8,290			8,290
Total non-property income	$21,197			$21,197
Other expenses
Property management	$21,774	$(745)	(7)	$21,029
Fee and asset management	5,756			5,756
General and administrative	40,586			40,586
Interest	99,784			99,784
Depreciation and amortization	216,288	(14,860)	(7)	201,428
Benefit on deferred compensation plans	8,290			8,290
Total other expenses	$392,478	$(15,605)		$376,873
Gain on sale of operating properties, including land	698			698
Equity in income of joint ventures	24,865			24,865
Income from continuing operations before income taxes	$157,442	$(17,094)		$140,348
Income tax expense	(1,826)			(1,826)
Income from continuing operations	$155,616	$(17,094)		$138,522

Earnings per common share from continuing operations – basic	$1.70			$1.51
Earnings per common share from continuing operations – diluted	$1.69			$1.50
Weighted average number of common shares outstanding – basic	87,204			87,204
Weighted average number of common shares outstanding – diluted	88,494			88,494

CAMDEN PROPERTY TRUST
Notes to Pro Forma Condensed Consolidated Financial Statements
(Unaudited)

(1)	Reflects our condensed consolidated balance sheet as of March 31, 2016, as reported in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

(2)	Reflects the adjustments to eliminate the assets and liabilities of the operating properties, retail center and land located in Las Vegas, Nevada as if the Sale had occurred on March 31, 2016.

(3)	Reflects the cash proceeds received from the sale of the operating properties, retail center and land located in Las Vegas, Nevada.

(4)	Reflects the estimated transaction costs we expect to incur at or near closing in order to complete the Sale.

(5)
Represents the estimated gain on sale, which is reduced by the estimated transaction costs discussed in (4) above. The estimated gain is not included in the pro forma condensed consolidated statement of income for the year ended December 31, 2013 because it represents a non-recurring item which resulted directly from the Sale and will be included in our condensed consolidated financial results in the second quarter of 2016.

(6)	Reflects our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

(7)
Reflects the income and expenses related to the operating properties and retail center located in Las Vegas, Nevada, and will be reflected as discontinued operations in future historical consolidated financial statements. There are no pro forma adjustments to the condensed consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 for non-recurring items related to the Sale, including the anticipated net gain on sale, which will be recognized in discontinued operations in the second quarter of 2016.

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 29, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 29, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	April 29, 2016
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 29, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 29, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.