Form 10-Q
period 2016-06-30
CAMDEN PROPERTY TRUST
filed 2016-07-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 22, 2016, 87,412,187 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2016	December 31, 2015
Assets
Real estate assets, at cost
Land	$989,097	$989,247
Buildings and improvements	5,956,361	5,911,432
	$6,945,458	$6,900,679
Accumulated depreciation	(1,855,678)	(1,780,694)
Net operating real estate assets	$5,089,780	$5,119,985
Properties under development, including land	446,740	486,918
Investments in joint ventures	31,142	33,698
Properties held for sale, including land
Operating properties	105,254	—
Discontinued operations	—	239,063
Total real estate assets	$5,672,916	$5,879,664
Accounts receivable – affiliates	24,008	25,100
Other assets, net	139,263	116,260
Cash and cash equivalents	341,726	10,617
Restricted cash	21,561	5,971
Total assets	$6,199,474	$6,037,612
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,582,077	$1,824,930
Secured	898,723	899,757
Accounts payable and accrued expenses	140,864	133,353
Accrued real estate taxes	46,801	45,223
Distributions payable	69,116	64,275
Other liabilities	117,023	97,814
Total liabilities	$2,854,604	$3,065,352
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	72,480	79,364
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,654 and 100,636 issued; 97,755 and 97,571 outstanding at June 30, 2016 and December 31, 2015, respectively	978	976
Additional paid-in capital	3,673,237	3,662,864
Distributions in excess of net income attributable to common shareholders	(104,004)	(458,577)
Treasury shares, at cost (10,346 and 10,703 common shares at June 30, 2016 and December 31, 2015, respectively)	(373,914)	(386,793)
Accumulated other comprehensive loss	(1,848)	(1,913)
Total common equity	$3,194,449	$2,816,557
Non-controlling interests	77,941	76,339
Total equity	$3,272,390	$2,892,896
Total liabilities and equity	$6,199,474	$6,037,612
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Property revenues
Rental revenues	$189,246	$178,313	$376,365	$353,533
Other property revenues	32,232	28,119	62,708	54,507
Total property revenues	$221,478	$206,432	$439,073	$408,040
Property expenses
Property operating and maintenance	$52,856	$49,169	$103,125	$98,020
Real estate taxes	27,300	24,581	54,180	49,258
Total property expenses	$80,156	$73,750	$157,305	$147,278
Non-property income
Fee and asset management	$1,791	$1,618	$3,556	$3,181
Interest and other income	215	141	439	201
Income (loss) on deferred compensation plans	1,224	(297)	1,287	1,567
Total non-property income	$3,230	$1,462	$5,282	$4,949
Other expenses
Property management	$6,417	$5,931	$13,557	$11,723
Fee and asset management	998	1,121	1,950	2,197
General and administrative	11,803	11,582	24,026	21,330
Interest	23,070	24,846	46,860	49,898
Depreciation and amortization	62,456	59,940	124,547	117,924
Expense (benefit) on deferred compensation plans	1,224	(297)	1,287	1,567
Total other expenses	$105,968	$103,123	$212,227	$204,639
Gain on sale of operating properties, including land	32,235	—	32,678	85,192
Equity in income of joint ventures	1,689	1,531	3,186	2,913
Income from continuing operations before income taxes	$72,508	$32,552	$110,687	$149,177
Income tax expense	(489)	(407)	(804)	(836)
Income from continuing operations	$72,019	$32,145	$109,883	$148,341
Income from discontinued operations	2,529	5,056	7,605	9,925
Gain on sale of discontinued operations, net of tax	375,237	—	375,237	—
Net income	$449,785	$37,201	$492,725	$158,266
Less income allocated to non-controlling interests from continuing operations	(3,483)	(1,122)	(4,693)	(6,588)
Net income attributable to common shareholders	$446,302	$36,079	$488,032	$151,678
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per share – basic
Earnings per common share from continuing operations	$0.72	$0.34	$1.12	$1.58
Earnings per common share from discontinued operations	4.22	0.06	$4.28	$0.11
Total earnings per common share - basic	$4.94	$0.40	$5.40	$1.69
Earnings per share – diluted
Earnings per common share from continuing operations	$0.72	$0.34	$1.12	$1.57
Earnings per common share from discontinued operations	4.20	0.06	$4.26	$0.11
Total earnings per common share – diluted	$4.92	$0.40	$5.38	$1.68
Distributions declared per common share	$0.75	$0.70	$1.50	$1.40
Weighted average number of common shares outstanding – basic	89,559	89,153	89,451	89,071
Weighted average number of common shares outstanding – diluted	89,862	90,252	89,780	90,496
Condensed Consolidated Statements of Comprehensive Income:
Net income	$449,785	$37,201	$492,725	$158,266
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	33	37	65	74
Comprehensive income	$449,818	$37,238	$492,790	$158,340
Less income allocated to non-controlling interests from continuing operations	(3,483)	(1,122)	(4,693)	(6,588)
Comprehensive income attributable to common shareholders	$446,335	$36,116	$488,097	$151,752
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			488,032			4,693	492,725
Other comprehensive income					65		65
Net share awards		3,519		9,682			13,201
Employee share purchase plan		682		541			1,223
Common share options exercised		916		2,656			3,572
Change in classification of deferred compensation plan		(6,688)					(6,688)
Change in redemption value of non-qualified share awards			(11,445)				(11,445)
Diversification of share awards within deferred compensation plan		11,701	13,316				25,017
Conversions of operating partnership units		255				(255)	—
Cash distributions declared to equity holders			(135,330)			(2,836)	(138,166)
Other	2	(12)					(10)
Equity, June 30, 2016	$978	$3,673,237	$(104,004)	$(373,914)	$(1,848)	$77,941	$3,272,390

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$492,725	$158,266
Income from discontinued operations, including gain on sale	(382,842)	(9,925)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	124,547	117,924
Gain on sale of operating properties, including land	(32,678)	(85,192)
Distributions of income from joint ventures	3,162	3,092
Equity in income of joint ventures	(3,186)	(2,913)
Share-based compensation	10,367	8,432
Net change in operating accounts and other	(2,566)	(13,444)
Net cash from continuing operating activities	$209,529	$176,240
Net cash from discontinued operating activities	12,537	18,382
Net cash from operating activities	$222,066	$194,622
Cash flows from investing activities
Development and capital improvements	$(158,478)	$(232,830)
Proceeds from sales of operating properties, including land	40,130	112,180
Change in restricted cash	(15,590)	107
Other	(5,031)	(3,555)
Net cash from continuing investing activities	$(138,969)	$(124,098)
Proceeds from the sale of discontinued operations, including land	622,982	—
Net cash from other discontinued investing activities	(1,890)	(5,091)
Net cash from investing activities	$482,123	$(129,189)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,305,000	$186,000
Repayments on unsecured credit facility, other short-term borrowings	(1,549,000)	(4,000)
Repayment of notes payable	(1,370)	(251,432)
Distributions to common shareholders and non-controlling interests	(133,269)	(124,623)
Purchase of non-controlling interests	—	(9,500)
Common share options exercised	3,486	—
Other	2,073	712
Net cash from continuing financing activities	$(373,080)	$(202,843)
Net increase (decrease) in cash and cash equivalents	331,109	(137,410)
Cash and cash equivalents, beginning of period	10,617	153,918
Cash and cash equivalents, end of period	$341,726	$16,508
Supplemental information
Cash paid for interest, net of interest capitalized	$47,069	$49,715
Cash paid for income taxes	2,089	1,548
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$69,116	$64,253
Value of shares issued under benefit plans, net of cancellations	19,180	18,552
Accrual associated with construction and capital expenditures	26,704	21,510
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2016, we owned interests in, operated, or were developing 164 multifamily properties comprised of 57,461 apartment homes across the United States. Of the 164 properties, one dual-phase property and one operating property were held for sale as of June 30, 2016 and subsequently sold in July, and seven properties were under construction which will consist of a total of 2,477 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners, or non-managing members, to assess whether the limited partners, or non-managing members, hold substantive kick-out or participating rights which indicate we do not have a controlling financial interest. At June 30, 2016, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we would continue to consolidate these operating partnerships.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2015 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from operating, investing or financing activities. As a result of our adoption of Accounting Standards Update 2015-03 ("ASU 2015-03"),  "Simplifying the Presentation of Debt Issuance Costs," as supplemented by Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," as of December 31, 2015, we reclassified $0.2 million and $0.5 million of deferred financing charges relating to our unsecured credit facility to depreciation and amortization in our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015, respectively. We also reclassified $0.4 million and $0.9 million of deferred charges for the three and six months ended June 30, 2015, respectively, to interest expense. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the full year.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three and six months ended June 30, 2016 or 2015.

The value of our properties under development depends on market conditions, including, but not limited to, estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.

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

Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and certain activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total capitalized development cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively.

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.7 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and was approximately $9.3 million and $10.6 million for the six months ended June 30, 2016 and 2015, respectively. Capitalized real estate taxes were approximately $1.1 million for each of the three months ended June 30, 2016 and 2015, and were approximately $2.6 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

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
See Note 5, "Acquisitions, Dispositions, Discontinued Operations and Assets Held for Sale," for a discussion of discontinued operations for the three and six months ended June 30, 2016 and 2015.
Fair Value. For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would expect to receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date under current market conditions. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.
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
Recurring Fair Value Measurements. The valuation methodology we use to measure our deferred compensation plan investments is based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded at fair value on a recurring basis and included in other assets in our condensed consolidated balance sheets. The inputs associated with the valuation of our recurring deferred compensation plan investments are included in Level 1 of the fair value hierarchy.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2016 and December 31, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Notes Receivable. Our notes receivable, which are included in other assets, net, in our condensed consolidated balance sheets, relate to real estate secured loans to unaffiliated third parties. At June 30, 2016 and December 31, 2015, we had outstanding notes receivable balances of approximately $19.1 million and $13.2 million, respectively, and the weighted average interest rate on such notes was approximately 4.1% and 4.2% for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we were also committed to funding additional amounts under one of the loans in the amount of approximately $2.3 million. Interest is recognized over the lives of the notes and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
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

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.5 million and 1.9 million for the three months ended June 30, 2016 and 2015, respectively, and was approximately 2.5 million and 1.5 million for the six months ended June 30, 2016 and 2015, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$68,536	$31,023	$105,190	$141,753
Amount allocated to participating securities	(4,278)	(251)	(5,181)	(1,302)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$64,258	$30,772	$100,009	$140,451
Income from discontinued operations, including gain on sale, attributable to common shareholders	377,766	5,056	382,842	9,925
Net income attributable to common shareholders, as adjusted – basic	$442,024	$35,828	$482,851	$150,376

Earnings per common share from continuing operations	$0.72	$0.34	$1.12	$1.58
Earnings per common share from discontinued operations	4.22	0.06	4.28	0.11
Total earnings per common share – basic	$4.94	$0.40	$5.40	$1.69

Weighted average number of common shares outstanding – basic	89,559	89,153	89,451	89,071
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$64,258	$30,772	$100,009	$140,451
Income allocated to common units from continuing operations	—	274	—	1,615
Income from continuing operations attributable to common shareholders, as adjusted	$64,258	$31,046	$100,009	$142,066
Income from discontinued operations, including gain on sale, attributable to common shareholder	377,766	5,056	382,842	9,925
Net income attributable to common shareholders – diluted	$442,024	$36,102	$482,851	$151,991

Earnings per common share from continuing operations	$0.72	$0.34	$1.12	$1.57
Earnings per common share from discontinued operations	4.20	0.06	4.26	0.11
Total earnings per common share – diluted	$4.92	$0.40	$5.38	$1.68

Weighted average number of common shares outstanding – basic	89,559	89,153	89,451	89,071
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	303	288	329	339
Common units	—	811	—	1,086
Weighted average number of common shares outstanding – diluted	89,862	90,252	89,780	90,496

4. Common Shares

In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, with $315.3 million remaining available for sale as of the date of this filing. There were no shares sold during the six months ended June 30, 2016 or 2015, and no shares have been sold through the date of this filing.

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

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2016, we had approximately 87.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions, Dispositions, Discontinued Operations and Assets Held for Sale
Acquisitions of Land. In June and February 2016, we acquired approximately 0.2 and 2.0 acres of land in Charlotte, North Carolina for approximately $0.8 million and $4.1 million, respectively. In May 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona for approximately $36.3 million and in June 2015, we acquired approximately 2.7 acres of land located in Los Angeles, California for approximately $9.5 million.

Land Holding Dispositions. In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million.

Sale of Operating Properties and Assets Held for Sale. In June 2016, we sold one operating property comprised of 278 apartment homes located in Tampa, Florida for approximately $39.0 million, and recognized a gain of approximately $32.2 million. In July 2016, we sold one dual-phase property and one operating property which were included in operating properties held for sale at June 30, 2016, comprised of 775 apartment homes located in Landover and Frederick, Maryland for approximately $171.0 million.

In January 2015, we sold two operating properties, comprised of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

Discontinued Operations and Assets Held for Sale. In April 2016, we sold 15 operating properties, comprised of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for approximately $630.0 million and recognized a gain of approximately $375.2 million. Our restricted cash balances at June 30, 2016 included $13.0 million in proceeds from this disposition, which was placed with a qualified intermediary for use in a like-kind exchange.

The operating properties, retail center, and land discussed above were classified as held for sale in the condensed consolidated balance sheet at December 31, 2015, and were made up of the following:

(in thousands)	December 31, 2015
Land	$59,438
Buildings and improvements	373,419
$432,857
Accumulated depreciation	(197,996)
Net operating real estate assets	$234,861
Properties under development, including land	4,202
Properties held for sale, including land	$239,063
Other assets related to properties held for sale	1,191
Total assets held for sale	$240,254

Liabilities related to assets held for sale	$1,654

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2016 and 2015 relating to the 15 operating properties and retail center sold in April 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Property revenues	$4,357	$14,219	19,184	28,045
Property expenses	(1,750)	(5,039)	(6,898)	(9,922)
	$2,607	$9,180	12,286	18,123
Property management expense	(66)	(151)	(242)	(321)
Depreciation and amortization	—	(3,973)	(4,327)	(7,877)
Income tax expense	(12)	—	(112)	—
Income from discontinued operations	$2,529	$5,056	$7,605	$9,925

6. Investments in Joint Ventures
As of June 30, 2016, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, the "Funds"), with our ownership percentages ranging from 20% to 31.3%. One of the Funds, in which we have a 20% ownership interest, does not own any properties for any periods presented. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2016	December 31, 2015
Total assets	$731.6	$748.0
Total third-party debt	524.2	527.0
Total equity	187.0	195.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total revenues	$29.9	$28.3	$59.5	$55.8
Net income	3.4	2.9	6.3	5.6
Equity in income (1)	1.7	1.5	3.2	2.9

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of June 30, 2016, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.3 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and were approximately $2.6 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2016	December 31, 2015
Commercial banks
Unsecured credit facility	$—	$225.0
Unsecured short-term borrowings	—	19.0
	$—	$244.0

Senior unsecured notes (1)
5.83% Notes, due 2017	246.5	246.3
4.78% Notes, due 2021	248.2	248.0
3.15% Notes, due 2022	345.7	345.4
5.07% Notes, due 2023	247.0	246.8
4.36% Notes, due 2024	248.1	248.0
3.68% Notes, due 2024	246.6	246.4
	$1,582.1	$1,580.9

Total unsecured notes payable	1,582.1	1,824.9

Secured notes (1)
1.26% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	867.0	867.4
Tax-exempt Mortgage Note, due 2028 (1.88% floating rate)	31.7	32.4
	898.7	899.8
Total notes payable	$2,480.8	$2,724.7

Other floating rate debt included in secured notes (1.26%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $17.2 million and $18.6 million are included in senior unsecured and secured notes payable as of June 30, 2016 and December 31, 2015, respectively.

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

Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2016, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $13.5 million, leaving approximately $586.5 million available under our credit facility.

At June 30, 2016 and 2015, we had outstanding floating rate debt of approximately $206.7 million and $390.4 million, respectively, which also included our unsecured credit facility and unsecured short-term borrowings at June 30, 2015. The weighted average interest rate on such debt was approximately 1.4% and 1.0% for the six months ended June 30, 2016 and 2015, respectively.

Our indebtedness had a weighted average maturity of approximately 5.4 years at June 30, 2016. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2016:

(in millions)	Amount	Weighted Average Interest Rate
2016	$0.1	—%
2017	247.2	5.8
2018	175.8	1.3
2019	645.2	5.4
2020	1.1	—
Thereafter	1,411.4	4.1
Total	$2,480.8	4.4%

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

At June 30, 2016, approximately 3.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.1 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million options were exercised during each of the six months ended June 30, 2016 and 2015. The total intrinsic value of options exercised was approximately $4.7 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was no unrecognized compensation cost related to unvested options. At June 30, 2016, all options outstanding were exercisable and had a weighted average remaining life of approximately 2.7 years.

The following table summarizes outstanding share options, all of which were exercisable, at June 30, 2016:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$30.06	65,460	$30.06
$41.16 - $43.94	85,788	42.37
$48.02 - $85.05	46,875	73.67
Total options	198,123	$45.71

(1)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2016 was $8.5 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $88.42 per share on June 30, 2016 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the six months ended June 30, 2016, we granted approximately 13 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the six months ended June 30, 2016 vested immediately and approximately $0.1 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Weighted average fair value of options granted	$6.71
Expected volatility	18.0%
Risk-free interest rate	0.9%
Expected dividend yield	3.8%
Expected life	3 years

Our computation of expected volatility for 2016 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At June 30, 2016, the unamortized value of previously issued unvested share awards was approximately $37.7 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was approximately $22.5 million and $18.1 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $5.2 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $10.9 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively. Total capitalized compensation cost for option and share awards was approximately $1.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.9 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2016:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2015	295,205	$42.49	750,246	$68.09
Granted	12,854	85.05	268,203	74.82
Exercised/Vested	(109,936)	41.66	(331,460)	67.80
Forfeited	—	—	(12,504)	70.60
Total options and nonvested share awards outstanding at June 30, 2016	198,123	$45.71	674,485	$70.86

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the six months ended June 30, 2016:

($ and shares in thousands)	Six Months Ended June 30, 2016
Temporary equity:
Balance at December 31, 2015	$79,364
Change in classification	6,688
Change in redemption value	11,445
Diversification of share awards (292 shares)	(25,017)
Balance at June 30, 2016	$72,480

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Change in assets:
Other assets, net	$102	$2,062
Change in liabilities:
Accounts payable and accrued expenses	(5,942)	(18,714)
Accrued real estate taxes	1,774	4,779
Other liabilities	17	(3,026)
Other	1,483	1,455
Change in operating accounts and other	$(2,566)	$(13,444)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2016, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $194.3 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2016, we had earnest money deposits of approximately $0.6 million for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets. Approximately $0.3 million of these deposits was non-refundable at June 30, 2016.

Lease Commitments. At June 30, 2016, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million and 0.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $2.0 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. Minimum annual rental commitments for the remainder of 2016 are $1.5 million, and for the years ending December 31, 2017 through 2020 are approximately $2.9 million, $2.7 million, $2.5 million, and $2.5 million, respectively, and approximately $11.1 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 as income tax expense. Income taxes for the three and six months ended June 30, 2016 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2016.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2016				December 31, 2015
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$75.2	$—	$—	$75.2	$53.6	$—	$—	$53.6

(1)
Approximately $7.1 million and $8.4 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. Approximately $25.0 million and $3.6 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Non-Recurring Fair Value Disclosures. There were no events during the three or six month periods ended June 30, 2016 or 2015 which required fair value adjustments of our non-financial assets and non-financial liabilities.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2016 and December 31, 2015, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2016		December 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,274.1	$2,438.3	$2,273.3	$2,358.8
Floating rate notes payable (1)	206.7	199.8	451.4	441.3

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings.

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net income attributable to common shareholders	$488,032	$151,678
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	255	16
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures	—	(9,480)
Change in common equity and net transfers from non-controlling interests	$488,287	$142,214

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of June 30, 2016, we owned interests in, operated, or were developing 164 multifamily properties comprised of 57,461 apartment homes across the United States. Of the 164 properties, one dual-phase property and one operating property were held for sale as of June 30, 2016 and subsequently sold in July 2016. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for each of the three and six months ended June 30, 2016 reflect an increase in same store revenues of 4.3% and 4.6%, respectively, as compared to the same periods in 2015, due to higher average rental rates and other property income, which we believe were due to the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates across the U.S. We believe U.S. economic and employment growth is likely to continue during the remainder of 2016 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2016, we had seven projects under construction to be comprised of 2,477 apartment homes, with initial occupancy scheduled to occur within the next 18 months. As of June 30, 2016, we estimate the additional cost to complete the construction of the seven projects to be approximately $194.3 million.
Acquisitions
In June and February 2016, we acquired approximately 0.2 and 2.0 acres of land in Charlotte, North Carolina for approximately $0.8 million and $4.1 million, respectively.
Dispositions
Operating properties: In June 2016, we sold one operating property comprised of 278 apartment homes located in Tampa, Florida for approximately $39.0 million, and recognized a gain of approximately $32.2 million. In July 2016, we sold one dual-phase property and one operating property which were included in operating properties held for sale at June 30, 2016, comprised of 775 apartment homes located in Landover and Frederick, Maryland for approximately $171.0 million.
Discontinued operations: In April 2016, we sold 15 operating properties, comprised of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for approximately $630.0 million and recognized a gain of approximately $375.2 million.
Land: In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million.
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
As of June 30, 2016, we had approximately $341.7 million in cash and cash equivalents, no balances outstanding on our $600 million unsecured credit facility, and, as of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our ATM program. We believe payments on debt maturing through the remainder of 2016 are manageable, which only includes scheduled principal amortization of approximately $0.1 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, other capital funding requirements, and a special dividend is expected to be paid in the third quarter of 2016. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	June 30, 2016		December 31, 2015
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro (1)	6,405	19	6,405	19
Dallas, Texas	5,243	13	5,243	13
Atlanta, Georgia	4,246	13	4,246	13
Orlando, Florida	3,540	9	3,540	9
Tampa, Florida	3,510	8	3,788	9
Austin, Texas	3,360	10	3,360	10
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,549	9
Los Angeles/Orange County, California	2,792	7	2,784	7
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,753	12	2,753	12
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Las Vegas, Nevada (2)	—	—	4,918	15
Total Operating Properties	54,984	157	59,792	172
Properties Under Construction
Washington, D.C. Metro	862	2	862	2
Dallas, Texas	423	1	423	1
Charlotte, North Carolina	323	1	323	1
Houston, Texas	315	1	315	1
Los Angeles/Orange County, California	287	1	287	1
Denver, Colorado	267	1	267	1
Phoenix, Arizona	—	—	380	1
Total Properties Under Construction	2,477	7	2,857	8
Total Properties	57,461	164	62,649	180
Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	276	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,278	22	7,278	22
Total Properties Fully Consolidated	50,183	142	55,371	158

(1)
Includes one dual-phase property and one operating property, consisting of 775 apartment homes which were included in properties held for sale at June 30, 2016. These properties were sold in July 2016.

(2)	These 15 operating properties were sold to an unaffiliated third party on April 26, 2016.

(3)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended June 30, 2016, stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Paces
Atlanta, GA	379	4Q15	2Q16
Completed Construction in Lease-Up
At June 30, 2016, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (2)	% Leased at 7/24/2016	Date of Construction Completion	Estimated Date of Stabilization
Camden Glendale (1)
Glendale, CA	303	$113.5	92%	3Q15	3Q16
Camden Chandler
Chandler, AZ	380	67.7	77%	1Q16	4Q16
Total	683	$181.2

(1)	Stabilization was achieved at this property subsequent to quarter-end.
(2) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2016 included approximately $446.7 million related to properties under development and land. Of this amount, approximately $302.6 million related to our projects currently under construction. In addition, we had approximately $144.1 million primarily invested in land held for future development and land holdings, which included approximately $142.6 million related to projects we expect to begin constructing during the next three years, and approximately $1.5 million invested in land which we may develop in the future.
Communities Under Construction. At June 30, 2016, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Gallery (1)
Charlotte, NC	323	$58.0	$56.1	$25.7	4Q16	1Q17
Camden Victory Park (2)
Dallas, TX	423	82.0	80.5	33.3	3Q16	1Q18
The Camden (3)
Los Angeles, CA	287	145.0	128.4	40.9	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	31.1	31.1	2Q17	1Q18
Camden NoMa II
Washington, DC	405	115.0	78.6	78.6	4Q17	4Q19
Camden Shady Grove
Rockville, MD	457	116.0	69.1	69.1	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	23.9	23.9	2Q18	3Q19
Total	2,477	$662.0	$467.7	$302.6

(1)	Property in lease-up and was 55% leased at July 24, 2016.

(2)	Property in lease-up and was 45% leased at July 24, 2016.

(3)	Property in lease-up and was 41% leased at July 24, 2016.

Development Pipeline Communities. At June 30, 2016, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Washingtonian
Gaithersburg, MD	365	$90.0	$22.1
Camden North End (2)
Phoenix, AZ	1,069	225.0	40.9
Camden Buckhead
Atlanta, GA	336	80.0	23.3
Camden Arts District
Los Angeles, CA	354	150.0	15.0
Camden Conte (3)
Houston, TX	519	170.0	21.8
Camden Atlantic
Plantation, FL	286	62.0	13.8
Camden Grandview II
Charlotte, NC	28	17.0	5.7
Total	2,957	$794.0	$142.6

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Anticipated to be developed in three phases. The estimated units, estimated cost, and cost to date represent all phases.

(3)	Anticipated to be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings/Other. At June 30, 2016, we had the following investments in land:

($ in millions) Location	Acres	Cost to Date
Charlotte, NC	0.2	$0.9
Other (1)	—	0.6
Total	0.2	$1.5

(1)
Includes development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, or for which we are the buyer under a contract to purchase land.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average monthly property revenue per apartment home	$1,540	$1,469	$1,531	$1,455
Annualized total property expenses per apartment home	$6,688	$6,297	$6,583	$6,302
Weighted average number of operating apartment homes owned 100%	47,943	46,844	47,789	46,742
Weighted average occupancy of operating apartment homes owned 100% *	95.4%	95.9%	95.4%	95.7%

*	Our one student housing community is excluded from this calculation.

Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property income less property operating and maintenance expenses less real estate taxes. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. NOI also should not be considered an alternative to net cash from operating activities as a measure of liquidity, or an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$449,785	$37,201	$492,725	$158,266
Less: Fee and asset management income	(1,791)	(1,618)	(3,556)	(3,181)
Less: Interest and other income	(215)	(141)	(439)	(201)
Less: Income/(loss) on deferred compensation plans	(1,224)	297	(1,287)	(1,567)
Plus: Property management expense	6,417	5,931	13,557	11,723
Plus: Fee and asset management expense	998	1,121	1,950	2,197
Plus: General and administrative expense	11,803	11,582	24,026	21,330
Plus: Interest expense	23,070	24,846	46,860	49,898
Plus: Depreciation and amortization expense	62,456	59,940	124,547	117,924
Plus: Expense/(benefit) on deferred compensation plans	1,224	(297)	1,287	1,567
Less: Gain on sale of operating properties, including land	(32,235)	—	(32,678)	(85,192)
Less: Equity in income of joint ventures	(1,689)	(1,531)	(3,186)	(2,913)
Plus: Income tax expense	489	407	804	836
Less: Income from discontinued operations	(2,529)	(5,056)	(7,605)	(9,925)
Less: Gain on sale of discontinued operations, net of tax	(375,237)	—	(375,237)	—
Net operating income	$141,322	$132,682	$281,768	$260,762

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2016 as compared to the same periods in 2015 :

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2016	2016	2015	$	%	2016	2015	$	%
Property revenues:
Same store communities	41,931	$191,903	$184,009	$7,894	4.3%	$380,774	$364,013	$16,761	4.6%
Non-same store communities	4,317	19,305	15,281	4,024	26.3	39,133	29,161	9,972	34.2
Development and lease-up communities	3,160	4,171	397	3,774	*	7,033	450	6,583	*
Dispositions/other	775	6,099	6,745	(646)	(9.6)	12,133	14,416	(2,283)	(15.8)
Total property revenues	50,183	$221,478	$206,432	$15,046	7.3%	$439,073	$408,040	$31,033	7.6%

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2016	2016	2015	$	%	2016	2015	$	%
Property expenses:
Same store communities	41,931	$69,292	$65,801	$3,491	5.3%	$136,520	$131,507	$5,013	3.8%
Non-same store communities	4,317	7,213	5,573	1,640	29.4	14,067	10,664	3,403	31.9
Development and lease-up communities	3,160	1,779	173	1,606	*	2,981	201	2,780	*
Dispositions/other	775	1,872	2,203	(331)	(15.0)	3,737	4,906	(1,169)	(23.8)
Total property expenses	50,183	$80,156	$73,750	$6,406	8.7%	$157,305	$147,278	$10,027	6.8%
Property NOI:
Same store communities	41,931	$122,611	$118,208	$4,403	3.7%	$244,254	$232,506	$11,748	5.1%
Non-same store communities	4,317	12,092	9,708	2,384	24.6	25,066	18,497	6,569	35.5
Development and lease-up communities	3,160	2,392	224	2,168	*	4,052	249	3,803	*
Dispositions/other	775	4,227	4,542	(315)	(6.9)	8,396	9,510	(1,114)	(11.7)
Total property NOI	50,183	$141,322	$132,682	$8,640	6.5%	$281,768	$260,762	$21,006	8.1%

*	Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2015, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2015. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2015. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations. Other includes non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $4.4 million and $11.8 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to increases of approximately $7.9 million and $16.8 million in same store property revenues for the three and six months ended June 30, 2016, respectively, partially offset by increases of approximately $3.5 million and $5.0 million in same store property expenses for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.
The $7.9 million and $16.8 million increases in same store property revenues were due to increases in same store rental revenues of approximately $4.9 million and $10.6 million during the three and six months ended June 30, 2016, respectively, which were primarily due to a 3.8% increase in average rental rates for our same store portfolio during each of the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in same store property revenues were also due to increases of approximately $3.0 million and $6.2 million in other property revenue during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to increases in income from our bulk internet rebilling program and miscellaneous income.
The $3.5 million and $5.0 million increases in same store property expenses during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to higher salaries and incentive compensation, higher real estate taxes as a result of property valuations at a number of our communities and higher bulk internet rebilling program expenses. These increases were partially offset by lower property insurance expenses during the three and six months ended June 30, 2016, as compared to the same periods in 2015.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $4.6 million and $10.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to increases of approximately $7.8 million and $16.6 million in revenues for the three and six months ended June 30, 2016, respectively, partially offset by increases of approximately $3.2 million and $6.2 million in expenses for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of five operating properties during 2015 and two operating properties during the first and second quarters of 2016. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of one property during 2015 and one property during 2016, and the partial lease-up of three properties which were under construction at June 30, 2016.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $0.3 million and $1.1 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These decreases were primarily due to the dispositions of one operating property in the fourth quarter of 2015 and one property in June 2016. These decreases were partially offset by an increase in property revenues and property expenses related to three operating properties which were held for sale at June 30, 2016.

Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Fee and asset management	$1,791	$1,618	$173	10.7%	$3,556	$3,181	$375	11.8%
Interest and other income	215	141	74	52.5	439	201	238	118.4
Income (loss) on deferred compensation plans	1,224	(297)	1,521	*	1,287	1,567	(280)	(17.9)
Total non-property income	$3,230	$1,462	$1,768	120.9%	$5,282	$4,949	$333	6.7%
*    Not a meaningful percentage.
Fee and asset management income increased approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were primarily due to higher construction fees resulting from an increase in third-party construction activity and an increase in property revenues by the majority of the operating properties of the Funds, which resulted in higher property management fees. These increases were partially offset by decreases in development and construction fees earned due to the timing of one development community started and completed by one of our Funds in 2015.

Interest and other income increased approximately $0.1 million and approximately $0.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to increases in interest income recognized as a result of higher average note balances outstanding on our real estate secured loans to unaffiliated third parties during the three and six months ended June 30, 2016, as compared to the same periods in 2015.

Our deferred compensation plans recognized income of approximately $1.2 million during the three months ended June 30, 2016, incurred a loss of $0.3 million during the three months ended June 30, 2015, and recognized income of approximately $1.3 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Property management	$6,417	$5,931	$486	8.2%	$13,557	$11,723	$1,834	15.6%
Fee and asset management	998	1,121	(123)	(11.0)	1,950	2,197	(247)	(11.2)
General and administrative	11,803	11,582	221	1.9	24,026	21,330	2,696	12.6
Interest	23,070	24,846	(1,776)	(7.1)	46,860	49,898	(3,038)	(6.1)
Depreciation and amortization	62,456	59,940	2,516	4.2	124,547	117,924	6,623	5.6
Expense (benefit) on deferred compensation plans	1,224	(297)	1,521	(512.1)	1,287	1,567	(280)	(17.9)
Total other expenses	$105,968	$103,123	$2,845	2.8%	$212,227	$204,639	$7,588	3.7%

Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.5 million and $1.8 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were primarily due to an increase in salaries, benefits, and incentive compensation expenses due to salary increases, partially offset by lower discretionary costs. Property management expense was 2.9% of total property revenues for each of the three months ended June 30, 2016 and 2015, and was 3.1% and 2.9% of total property revenues for the six months ended June 30, 2016 and 2015, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These decreases were primarily due to lower professional fees incurred in managing our joint ventures, partially offset by higher expenses related to an increase in third-party construction activity during the three and six months ended June 30, 2016, as compared to the same periods in 2015.

General and administrative expense increased approximately $0.2 million and $2.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases for the three and six months ended June 30, 2016 were primarily due to an increase in salaries, benefits, and incentive compensation expenses, higher deferred compensation amortization costs resulting from the accelerated vesting relating to certain trust managers and executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Plan, and an increase in the value of awards granted in 2016 as compared to the value of awards which were fully vested during the same periods in 2015. These increases were also due to an increase in professional fees and administrative expenses, as compared to the same periods in 2015. The increase for the three months ended June 30, 2016 was partially offset by a higher amount of salary costs allocated to the operating properties sold during the second quarter 2016. General and administrative expenses were 5.3% and 5.6% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended June 30, 2016 and 2015, respectively, and 5.4% and 5.2% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the six months ended June 30, 2016 and 2015, respectively.

Interest expense for the three and six months ended June 30, 2016 decreased approximately $1.8 million and $3.0 million, respectively, as compared to the same periods in 2015. These decreases were primarily due to the repayment of a $250 million, 5.08% senior unsecured notes payable in June 2015. These decreases were partially offset by an increase in interest expense relating to borrowings on our unsecured credit facility and lower capitalized interest during the three and six months ended June 30, 2016, resulting from lower average balances in our development pipeline.
Depreciation and amortization expense increased approximately $2.5 million and $6.6 million for the three and six months ended June 30, 2016, respectively as compared to the same periods in 2015. These increases were primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2015 and 2016. These increases were partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2015 and one operating property in June 2016. These increases were further offset by a decrease in depreciation expense due to three operating properties, which were held for sale at June 30, 2016.
Our deferred compensation plans incurred expenses of approximately $1.2 million during the three months ended June 30, 2016, had a benefit of $0.3 million during the three months ended June 30, 2015, and incurred expenses of approximately $1.3 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Gain on sale of operating properties, including land	$32,235	$—	$32,235	100.0%	$32,678	$85,192	$(52,514)	* %
Equity in income of joint ventures	1,689	1,531	158	10.3	3,186	2,913	273	9.4
Income tax expense	(489)	(407)	(82)	(20.1)	(804)	(836)	32	3.8

In June 2016, we recognized a $32.2 million gain related to the sale of one operating property located in Tampa, Florida for approximately $39.0 million. During the six months ended June 30, 2016, we also recognized an approximate $0.4 million gain related to the sale of 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million. The $85.2 million gain on sale during the six months ended June 30, 2015 primarily related to an $85.1 million gain on sale of two operating properties located in Tampa, Florida and Austin, Texas for an aggregate of approximately $114.4 million, and a $0.1 million gain on sale of a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million.

Equity in income of joint ventures increased approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were primarily due to increases in earnings resulting from higher rental and other property revenues from the majority of the operating properties owned by the Funds and one operating property owned by the Funds which reached stabilization during the first quarter of 2016. Prior to reaching stabilization, we recognized our proportionate share of losses while this property was in the lease-up phase of operations. These increases were partially offset by higher real estate taxes as a result of increased property valuations at a number of the Fund communities. These increases were further offset by increases in interest expense and property taxes incurred during the three and six months ended June 30, 2016 by an operating property owned by one of the Funds. These expenses were capitalized during the three and six months ended June 30, 2015 while this property was under construction.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Funds from operations
Net income attributable to common shareholders (1)	$446,302	$36,079	$488,032	$151,678
Real estate depreciation and amortization, including discontinued operations	60,945	62,603	125,757	122,966
Adjustments for unconsolidated joint ventures	2,320	2,237	4,678	4,482
Gain on sale of discontinued operations, net of tax	(375,237)	—	(375,237)	—
Gain on sale of operating properties, net of tax	(32,235)	—	(32,235)	(85,145)
Income allocated to non-controlling interests	3,483	1,122	4,693	6,588
Funds from operations	$105,578	$102,041	$215,688	$200,569

Less: recurring capitalized expenditures	(15,069)	(17,894)	(24,363)	(28,538)
Adjusted funds from operations	$90,509	$84,147	$191,325	$172,031

Weighted average shares – basic	89,559	89,153	89,451	89,071
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	303	288	329	339
Common units	1,891	1,897	1,893	1,897
Weighted average shares – diluted	91,753	91,338	91,673	91,307

(1)	Net income attributable to common shareholders for the six months ended June 30, 2016 includes a gain on sale of $0.4 million related to the sale of one land holding.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.5 for the three and six months ended June 30, 2016, and approximately 5.0 and 4.9 for the three and six months ended June 30, 2015, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 79.0% and 79.7% of our properties were unencumbered at June 30, 2016 and 2015, respectively. Our weighted average maturity of debt was approximately 5.4 years at June 30, 2016.

We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

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

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring and non-recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code, and anticipated special dividends to be paid as a result of 2016 completed dispositions.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds, and our ability to access capital markets.

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2016 and 2015.

Net cash from operating activities was approximately $222.1 million during the six months ended June 30, 2016 as compared to approximately $194.6 million for the same period in 2015. The increase was primarily due to higher property-level net operating income, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the stabilization of seven operating properties in 2015 and the first six months of 2016, the completion and partial lease-up of two operating properties during 2015 and the first six months of 2016, and the partial lease-up of three properties which were under construction at June 30, 2016. The increase was also partially due to an approximate $10.0 million one-time bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014. The increase in cash flows was partially offset by a decrease related to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, and the disposition of four operating properties during 2015 and the first six months of 2016. See further discussions of our 2016 operations as compared to 2015 in "Results of Operations."

Net cash from investing activities during the six months ended June 30, 2016 totaled approximately $482.1 million as compared to net cash used in investing activities of approximately $129.2 million for the same period in 2015. During 2016, we received approximately $623.0 million from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as $40.1 million from the sale of one operating property and one land holding. These inflows were partially offset by cash outflows for property development and capital improvements of approximately $158.5 million during the six months ended June 30, 2016 as compared to approximately $232.8 million for the same period in 2015, primarily due to the completion of seven consolidated operating properties in 2015 and the six months ended June 30, 2016, and the completion of repositions at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2016 and 2015, included the following:

	Six Months Ended June 30,
(in millions)	2016	2015
Expenditures for new development, including land	$101.0	$174.6
Capitalized interest, real estate taxes, and other capitalized indirect costs	15.4	16.8
Reposition expenditures	12.4	15.3
Capital expenditures	29.7	26.1
Total	$158.5	$232.8
During the six months ended June 30, 2016, cash outflows also included increases in restricted cash of $15.6 million, primarily due to $13.0 million in proceeds from the disposition of one of our Las Vegas properties, which was placed with a qualified intermediary for use in a like-kind exchange. We also had increases of $6.0 million in note receivable balances outstanding on our real estate secured loans to unaffiliated third parties. During the six months ended June 30, 2015, cash outflows were partially offset by proceeds of approximately $112.2 million from the sale of two operating properties and one land holding.

Net cash used in financing activities totaled approximately $373.1 million for the six months ended June 30, 2016 as compared to approximately $202.8 million during the same period in 2015. During the six months ended June 30, 2016, we had payments, net of proceeds, of $244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $133.3 million to pay distributions to common shareholders and non-controlling interest holders. During the six months ended June 30, 2015, we used $250.0 million to repay maturing unsecured notes payable, approximately $124.6 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two consolidated joint ventures. The cash flows for the six months ended June 30, 2015 were partially offset by proceeds, net of payments, from our unsecured line of credit and other short-term borrowings of $182.0 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2016, we had no balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $13.5 million, leaving approximately $586.5 million available under our credit facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2016, we had approximately 87.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through privately negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe payments on debt maturing through the remainder of 2016 are manageable, which only includes scheduled principal amortization of approximately $0.1 million. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.

We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $194.3 million. Of this amount, we expect to incur costs between approximately $75 million and $80 million during the remainder of 2016 and to incur the remaining costs during 2017 and 2018. Additionally, we expect to incur costs up to $30 million related to the start of new development activities, between approximately $5 million and $7 million of additional redevelopment expenditures and between approximately $33 million and $37 million of additional recurring capital expenditures during the remainder of 2016.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2016, we announced our Board of Trust Managers had declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of June 30, 2016. The dividend was subsequently paid on July 18, 2016, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar dividend distributions for the remainder of 2016, our annualized dividend rate would be $3.00 per share or unit for the year ended December 31, 2016. Due to the completion of planned dispositions in 2016, Camden anticipates declaring a special dividend in 2016. Provided all planned dispositions are completed as forecasted, the special dividend is anticipated to total $4.00 - $4.50 per share. The company expects to pay the dividend in the third quarter of 2016. All future dividends remain subject to the discretion of the Company's Board of Trust Managers and no assurances are made regarding the amount, form of payment, or timing of any dividends.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2016, our unconsolidated joint ventures had outstanding debt of approximately $524.2 million, of which our proportionate share was approximately $164.1 million. As of June 30, 2016, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the six months ended June 30, 2016.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 29, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 29, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 29, 2016
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 29, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 29, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.