Form 10-Q
period 2016-09-30
CAMDEN PROPERTY TRUST
filed 2016-10-28
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 21, 2016, 87,479,764 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2016	December 31, 2015
Assets
Real estate assets, at cost
Land	$962,507	$989,247
Buildings and improvements	5,910,347	5,911,432
	$6,872,854	$6,900,679
Accumulated depreciation	(1,829,563)	(1,780,694)
Net operating real estate assets	$5,043,291	$5,119,985
Properties under development, including land	425,452	486,918
Investments in joint ventures	30,046	33,698
Discontinued operations held for sale, including land	—	239,063
Total real estate assets	$5,498,789	$5,879,664
Short-term investments	100,000	—
Accounts receivable – affiliates	23,998	25,100
Other assets, net	143,059	116,260
Cash and cash equivalents	313,742	10,617
Restricted cash	8,691	5,971
Total assets	$6,088,279	$6,037,612
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,582,655	$1,824,930
Secured	897,971	899,757
Accounts payable and accrued expenses	143,193	133,353
Accrued real estate taxes	66,079	45,223
Distributions payable	82,861	64,275
Other liabilities	122,270	97,814
Total liabilities	$2,895,029	$3,065,352
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	72,222	79,364
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,695 and 100,636 issued; 97,805 and 97,571 outstanding at September 30, 2016 and December 31, 2015, respectively	978	976
Additional paid-in capital	3,675,806	3,662,864
Distributions in excess of net income attributable to common shareholders	(261,324)	(458,577)
Treasury shares, at cost (10,337 and 10,703 common shares at September 30, 2016 and December 31, 2015, respectively)	(373,597)	(386,793)
Accumulated other comprehensive loss	(1,816)	(1,913)
Total common equity	$3,040,047	$2,816,557
Non-controlling interests	80,981	76,339
Total equity	$3,121,028	$2,892,896
Total liabilities and equity	$6,088,279	$6,037,612
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Property revenues
Rental revenues	$187,771	$182,650	$564,136	$536,183
Other property revenues	32,464	29,943	95,172	84,450
Total property revenues	$220,235	$212,593	$659,308	$620,633
Property expenses
Property operating and maintenance	$53,679	$53,380	$156,804	$151,400
Real estate taxes	26,695	25,284	80,875	74,542
Total property expenses	$80,374	$78,664	$237,679	$225,942
Non-property income
Fee and asset management	$1,667	$1,902	$5,223	$5,083
Interest and other income	927	107	1,366	308
Income (loss) on deferred compensation plans	3,494	(3,438)	4,781	(1,871)
Total non-property income	$6,088	$(1,429)	$11,370	$3,520
Other expenses
Property management	$5,590	$5,700	$19,147	$17,423
Fee and asset management	911	1,227	2,861	3,424
General and administrative	10,810	11,790	34,836	33,120
Interest	23,076	23,674	69,936	73,572
Depreciation and amortization	62,832	61,336	187,379	179,260
Expense (benefit) on deferred compensation plans	3,494	(3,438)	4,781	(1,871)
Total other expenses	$106,713	$100,289	$318,940	$304,928
Gain on sale of operating properties, including land	262,719	—	295,397	85,192
Equity in income of joint ventures	1,866	1,574	5,052	4,487
Income from continuing operations before income taxes	$303,821	$33,785	$414,508	$182,962
Income tax expense	(400)	(498)	(1,204)	(1,334)
Income from continuing operations	$303,421	$33,287	$413,304	$181,628
Income from discontinued operations	—	4,907	7,605	14,832
Gain on sale of discontinued operations, net of tax	—	—	375,237	—
Net income	$303,421	$38,194	$796,146	$196,460
Less income allocated to non-controlling interests from continuing operations	(12,523)	(1,150)	(17,216)	(7,738)
Net income attributable to common shareholders	$290,898	$37,044	$778,930	$188,722
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per share – basic
Earnings per common share from continuing operations	$3.23	$0.36	$4.35	$1.93
Earnings per common share from discontinued operations	—	0.05	$4.28	$0.17
Total earnings per common share - basic	$3.23	$0.41	$8.63	$2.10
Earnings per share – diluted
Earnings per common share from continuing operations	$3.21	$0.36	$4.34	$1.93
Earnings per common share from discontinued operations	—	0.05	$4.26	$0.16
Total earnings per common share – diluted	$3.21	$0.41	$8.60	$2.09
Distributions declared per common share	$5.00	$0.70	$6.50	$2.10
Weighted average number of common shares outstanding – basic	89,669	89,164	89,524	89,102
Weighted average number of common shares outstanding – diluted	90,012	89,530	89,858	89,450
Condensed Consolidated Statements of Comprehensive Income:
Net income	$303,421	$38,194	$796,146	$196,460
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	32	38	97	112
Comprehensive income	$303,453	$38,232	$796,243	$196,572
Less income allocated to non-controlling interests from continuing operations	(12,523)	(1,150)	(17,216)	(7,738)
Comprehensive income attributable to common shareholders	$290,930	$37,082	$779,027	$188,834
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			778,930			17,216	796,146
Other comprehensive income					97		97
Net share awards		9,175		9,737			18,912
Employee share purchase plan		757		541			1,298
Common share options exercised		1,003		2,918			3,921
Change in classification of deferred compensation plan		(10,110)					(10,110)
Change in redemption value of non-qualified share awards			(8,154)				(8,154)
Diversification of share awards within deferred compensation plan		11,913	13,493				25,406
Conversions of operating partnership units		217				(297)	(80)
Cash distributions declared to equity holders			(587,016)			(12,277)	(599,293)
Other	2	(13)					(11)
Equity, September 30, 2016	$978	$3,675,806	$(261,324)	$(373,597)	$(1,816)	$80,981	$3,121,028

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$796,146	$196,460
Income from discontinued operations, including gain on sale	(382,842)	(14,832)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	187,379	179,260
Gain on sale of operating properties, including land	(295,397)	(85,192)
Distributions of income from joint ventures	5,006	4,699
Equity in income of joint ventures	(5,052)	(4,487)
Share-based compensation	15,511	13,012
Net change in operating accounts and other	24,166	2,380
Net cash from continuing operating activities	$344,917	$291,300
Net cash from discontinued operating activities	12,594	26,353
Net cash from operating activities	$357,511	$317,653
Cash flows from investing activities
Development and capital improvements	$(262,669)	$(328,252)
Proceeds from sales of operating properties, including land	515,754	112,180
Purchase of short-term investments	(100,000)	—
Other	(7,533)	(7,665)
Net cash from continuing investing activities	$145,552	$(223,737)
Proceeds from the sale of discontinued operations, including land	622,982	—
Net cash from other discontinued investing activities	(1,890)	(8,146)
Net cash from investing activities	$766,644	$(231,883)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,305,000	$728,000
Repayments on unsecured credit facility, other short-term borrowings	(1,549,000)	(505,000)
Repayment of notes payable	(2,290)	(252,160)
Distributions to common shareholders and non-controlling interests	(580,542)	(188,876)
Purchase of non-controlling interests	—	(9,500)
Common share options exercised	3,835	—
Other	1,967	(1,777)
Net cash from financing activities	$(821,030)	$(229,313)
Net increase (decrease) in cash and cash equivalents	303,125	(143,543)
Cash and cash equivalents, beginning of period	10,617	153,918
Cash and cash equivalents, end of period	$313,742	$10,375
Supplemental information
Cash paid for interest, net of interest capitalized	$62,995	$65,748
Cash paid for income taxes	2,314	1,584
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$82,861	$64,276
Value of shares issued under benefit plans, net of cancellations	19,103	18,489
Accrual associated with construction and capital expenditures	22,334	17,440
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2016, we owned interests in, operated, or were developing 158 multifamily properties comprised of 54,925 apartment homes across the United States. Of the 158 properties, seven properties were under construction which will consist of a total of 2,419 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner of a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners, or non-managing members, to assess whether the limited partners, or non-managing members, hold substantive kick-out or participating rights which indicate we do not have a controlling financial interest. At September 30, 2016, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we would continue to consolidate these operating partnerships.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2015 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from operating, investing or financing activities. As a result of our adoption of Accounting Standards Update 2015-03 ("ASU 2015-03"),  "Simplifying the Presentation of Debt Issuance Costs," as supplemented by Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," as of December 31, 2015, we reclassified $0.3 million and $0.9 million of deferred financing charges relating to our unsecured credit facility to depreciation and amortization in our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015, respectively. We also reclassified $0.4 million and $1.3 million of deferred charges for the three and nine months ended September 30, 2015, respectively, to interest expense. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the full year.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future discounted and undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three and nine months ended September 30, 2016 or 2015.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.5 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively, and was approximately $13.8 million and $14.9 million for the nine months ended September 30, 2016 and 2015, respectively. Capitalized real estate taxes were approximately $0.6 million and 0.9 million for the three months ended September 30, 2016 and 2015, respectively, and were approximately $3.3 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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
See Note 5, "Acquisitions, Dispositions and Discontinued Operations and Assets Held for Sale," for a discussion of discontinued operations for the three and nine months ended September 30, 2016 and 2015.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2016 and December 31, 2015, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Notes Receivable. Our notes receivable, which are included in other assets, net, in our condensed consolidated balance sheets, relate to real estate secured loans to unaffiliated third parties. At September 30, 2016 and December 31, 2015, we had outstanding notes receivable balances of approximately $19.9 million and $13.2 million, respectively, and the weighted average interest rate on such notes was approximately 4.1% for each of the nine months ended September 30, 2016 and 2015. At September 30, 2016, we were also committed to funding additional amounts under one of the loans in the amount of approximately $1.5 million. Interest is recognized over the lives of the notes and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.

Short-term Investments. At September 30, 2016, our short-term investments consists of certificates of deposit which have maturities of more than three months but less than one year.  The carrying value of our short-term investments approximate their fair values due to the short-term nature of these investments.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), "Leases." ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. This standard must be applied as of the beginning of the earliest comparative period presented in the year of adoption. We expect to adopt ASU 2016-02 as of January 1, 2019. We are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption in conjunction with Accounting Standards Update 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers" discussed below.

In May 2014, the FASB issued ASU 2014-09, which provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update 2016-08 ("ASU 2016-08"), "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 amends ASU 2014-09 to assist in the decision of whether an entity is a principal or agent in a revenue transaction in which a third party is involved in providing goods or services to a customer of the entity. Early adoption of ASU 2014-09 is permitted but not before the original effective date, which applied to interim and annual periods beginning after December 15, 2016. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. We expect to adopt this standard as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption in conjunction with ASU 2016-02.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." ASU 2016-07 eliminates the requirement to retroactively adjust an investment when the investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Additionally, if the investment was previously accounted for as an available-for-sale security, any unrealized holding gain or loss in accumulated other comprehensive income would be recognized in earnings at the date the investment qualifies for the equity method of accounting. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This standard must be applied prospectively. We expect to adopt ASU 2016-07 as of January 1, 2017, and do not expect it to have a material impact on our consolidated financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-09 as of January 1, 2017, and we do not expect it to have a material impact on our consolidated financial statements upon adoption.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." ASU 2016-15 clarifies how several specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-15 as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.4 million and 2.6 million for the three months ended September 30, 2016 and 2015, respectively, and was approximately 2.5 million and 2.6 million for the nine months ended September 30, 2016 and 2015, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$290,898	$32,137	$396,088	$173,890
Amount allocated to participating securities	(1,625)	(259)	(6,142)	(1,562)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$289,273	$31,878	$389,946	$172,328
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	4,907	382,842	14,832
Net income attributable to common shareholders – basic	$289,273	$36,785	$772,788	$187,160

Earnings per common share from continuing operations	$3.23	$0.36	$4.35	$1.93
Earnings per common share from discontinued operations	—	0.05	4.28	0.17
Total earnings per common share – basic	$3.23	$0.41	$8.63	$2.10

Weighted average number of common shares outstanding – basic	89,669	89,164	89,524	89,102

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$289,273	$31,878	$389,946	$172,328
Income from discontinued operations, including gain on sale, attributable to common shareholder	—	4,907	382,842	14,832
Net income attributable to common shareholders – diluted	$289,273	$36,785	$772,788	$187,160

Earnings per common share from continuing operations	$3.21	$0.36	$4.34	$1.93
Earnings per common share from discontinued operations	—	0.05	4.26	0.16
Total earnings per common share – diluted	$3.21	$0.41	$8.60	$2.09

Weighted average number of common shares outstanding – basic	89,669	89,164	89,524	89,102
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	343	366	334	348
Weighted average number of common shares outstanding – diluted	90,012	89,530	89,858	89,450

4. Common Shares

In November 2014, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, with $315.3 million remaining available for sale as of the date of this filing. There were no shares sold during the nine months ended September 30, 2016 or 2015, and no shares have been sold through the date of this filing.

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

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2016, we had approximately 87.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In September 2016, our Board of Trust Managers declared a quarterly dividend of $0.75 per common share to our shareholders of record as of September 30, 2016. The quarterly dividend was paid on October 17, 2016. We paid equivalent amounts per unit to holders of the common unit partnerships.
In addition to our quarterly dividend, our Board of Trust Managers declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, consisting primarily of gains on dispositions completed in 2016. The special dividend was paid on September 30, 2016. We also paid equivalent amounts per unit to holders of the common operating partnership units.

5. Acquisitions, Dispositions and Discontinued Operations and Assets Held for Sale
Acquisitions of Land. In September 2016, we acquired approximately 2.4 acres of land in Denver, Colorado for $15.0 million. This acquisition was funded with cash on hand and from the use of $13.0 million which we had placed with a qualified intermediary in the second quarter of 2016 in connection with a like-kind exchange related to the sale of one of the Las Vegas properties discussed below. In 2016, we also acquired approximately 2.2 acres of land in Charlotte, North Carolina for approximately $4.9 million.
In 2015, we acquired approximately 49.6 acres of land located in Phoenix, Arizona and approximately 2.7 acres of land located in Los Angeles, California for an aggregate of approximately $45.8 million.

Sale of Operating Properties. During the three months ended September 30, 2016, we sold one dual-phased operating property and five other operating properties comprised of an aggregate of 2,906 apartment homes located in Landover and Frederick, Maryland, Fullerton, California, and Tampa, Altamonte Springs, and St. Petersburg, Florida for an aggregate of approximately $484.4 million, and recognized a gain of approximately $262.7 million. In June 2016, we sold one operating property comprised of 278 apartment homes located in Tampa, Florida for approximately $39.0 million, and recognized a gain of approximately $32.2 million.

In January 2015, we sold two operating properties, comprised of an aggregate of 1,116 apartment homes located in Tampa, Florida and Austin, Texas for an aggregate of approximately $114.4 million and we recognized a gain of approximately $85.1 million relating to these property sales.

Land Holding Dispositions. In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million. In March 2015, we sold a land holding adjacent to an operating property in Dallas, Texas for approximately $0.4 million and recognized a gain of approximately $0.1 million.

Discontinued Operations and Assets Held for Sale. In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million. We placed $13.0 million of the proceeds from this disposition with a qualified intermediary for use in a like-kind exchange, which was classified as restricted cash at June 30, 2016. In September 2016, the exchange was successfully completed and the proceeds were released from escrow.

The operating properties, retail center, and land discussed above were classified as held for sale in the condensed consolidated balance sheet at December 31, 2015, and were made up of the following:

(in thousands)	December 31, 2015
Land	$59,438
Buildings and improvements	373,419
$432,857
Accumulated depreciation	(197,996)
Net operating real estate assets	$234,861
Properties under development, including land	4,202
Discontinued operations held for sale, including land	$239,063
Other assets related to properties held for sale	1,191
Total assets held for sale	$240,254

Liabilities related to assets held for sale	$1,654

The following is a summary of income from discontinued operations for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015 relating to the 15 operating properties and the retail center sold in April 2016. There were no discontinued operations during the three months ended September 30, 2016.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2015	2016	2015
Property revenues	$14,592	19,184	42,637
Property expenses	(5,442)	(6,898)	(15,364)
	$9,150	12,286	27,273
Property management expense	(184)	(242)	(505)
Depreciation and amortization	(4,059)	(4,327)	(11,936)
Income tax expense	—	(112)	—
Income from discontinued operations	$4,907	$7,605	$14,832

6. Investments in Joint Ventures
As of September 30, 2016, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, the "Funds"), with our ownership percentages ranging from 20% to 31.3%. One of the Funds, in which we have a 20% ownership interest, did not own any properties for any periods presented. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	September 30, 2016	December 31, 2015
Total assets	$729.3	$748.0
Total third-party debt	521.0	527.0
Total equity	183.5	195.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Total revenues	$30.5	$29.4	$89.9	$85.2
Net income	3.9	3.1	10.2	8.7
Equity in income (1)	1.9	1.6	5.1	4.5

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of September 30, 2016, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.3 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and were approximately $4.0 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2016	December 31, 2015
Commercial banks
Unsecured credit facility	$—	$225.0
Unsecured short-term borrowings	—	19.0
	$—	$244.0

Senior unsecured notes (1)
5.83% Notes, due 2017	246.6	246.3
4.78% Notes, due 2021	248.3	248.0
3.15% Notes, due 2022	345.8	345.4
5.07% Notes, due 2023	247.1	246.8
4.36% Notes, due 2024	248.2	248.0
3.68% Notes, due 2024	246.7	246.4
	$1,582.7	$1,580.9

Total unsecured notes payable	1,582.7	1,824.9

Secured notes (1)
1.27% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	866.8	867.4
Tax-exempt Mortgage Note, due 2028 (2.28% floating rate)	31.1	32.4
	897.9	899.8
Total notes payable	$2,480.6	$2,724.7

Other floating rate debt included in secured notes (1.27%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $16.4 million and $18.6 million are included in senior unsecured and secured notes payable as of September 30, 2016 and December 31, 2015, respectively.

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

Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2016, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $13.3 million, leaving approximately $586.7 million available under our credit facility.

At September 30, 2016 and 2015, we had outstanding floating rate debt of approximately $206.1 million and $431.0 million, respectively, which also included our unsecured credit facility and unsecured short-term borrowings at September 30, 2015. The weighted average interest rate on such debt was approximately 1.4% and 1.0% for the nine months ended September 30, 2016 and 2015, respectively.

Our indebtedness had a weighted average maturity of approximately 5.1 years at September 30, 2016. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2016:

(in millions)	Amount	Weighted Average Interest Rate
2017	247.1	5.8%
2018	175.8	1.3
2019	645.2	5.4
2020	1.1	—
Thereafter	1,411.4	4.1
Total	$2,480.6	4.4%

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

At September 30, 2016, approximately 3.7 million fungible units were available under the 2011 Share Plan, which results in approximately 1.1 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.2 million and 0.1 million options were exercised during the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of options exercised was approximately $8.9 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was no unrecognized compensation cost related to unvested options. At September 30, 2016, all options outstanding were exercisable and had a weighted average remaining life of approximately 2.2 years.

The following table summarizes outstanding share options, all of which were exercisable, at September 30, 2016:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$30.06	65,460
$75.17	26,752
$85.05	12,854
Total options	105,066	$48.27

(1)
The aggregate intrinsic value of options outstanding and exercisable at September 30, 2016 was $3.7 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $83.74 per share on September 30, 2016 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the nine months ended September 30, 2016, we granted approximately 13 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the nine months ended September 30, 2016 vested immediately and approximately $0.1 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At September 30, 2016, the unamortized value of previously issued unvested share awards was approximately $31.9 million, which is expected to be amortized over the next two years. The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was approximately $22.6 million and $18.1 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $5.4 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $16.3 million and $13.7 million for the nine months ended September 30, 2016 and 2015, respectively. Total capitalized compensation cost for option and share awards was approximately $1.0 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.8 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2016:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2015	295,205	$42.49	750,246	$68.09
Granted	12,854	85.05	269,728	74.90
Exercised/Vested	(202,993)	42.19	(332,806)	67.82
Forfeited	—	—	(15,473)	70.65
Total options and nonvested share awards outstanding at September 30, 2016	105,066	$48.27	671,695	$70.90

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the nine months ended September 30, 2016:

($ and shares in thousands)	Nine Months Ended September 30, 2016
Temporary equity:
Balance at December 31, 2015	$79,364
Change in classification	10,110
Change in redemption value	8,154
Diversification of share awards (297 shares)	(25,406)
Balance at September 30, 2016	$72,222

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Change in assets:
Other assets, net	$(3,938)	$(9,974)
Change in liabilities:
Accounts payable and accrued expenses	33	(10,400)
Accrued real estate taxes	22,564	18,509
Other liabilities	3,281	2,133
Other	2,226	2,112
Change in operating accounts and other	$24,166	$2,380

10. Commitments and Contingencies
Construction Contracts. As of September 30, 2016, we estimate the total additional cost to complete the seven consolidated projects currently under construction to be approximately $212.6 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2016, we had no earnest money deposits for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheets.

Lease Commitments. At September 30, 2016, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $3.1 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. Minimum annual rental commitments for the remainder of 2016 are $0.7 million, and for the years ending December 31, 2017 through 2020 are approximately $2.9 million, $2.7 million, $2.5 million, and $2.5 million, respectively, and approximately $11.1 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 as income tax expense. Income taxes for the three and nine months ended September 30, 2016 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2016.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2016				December 31, 2015
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$78.2	$—	$—	$78.2	$53.6	$—	$—	$53.6

(1)
Approximately $8.3 million and $8.4 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. Approximately $25.4 million and $3.6 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Non-Recurring Fair Value Disclosures. There were no events during the three or nine month periods ended September 30, 2016 or 2015 which required fair value adjustments of our non-financial assets and non-financial liabilities.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2016 and December 31, 2015, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2016		December 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,274.5	$2,419.3	$2,273.3	$2,358.8
Floating rate notes payable (1)	206.1	199.7	451.4	441.3

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings.

13. Non-controlling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net income attributable to common shareholders	$778,930	$188,722
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	217	86
Decrease in additional paid-in capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures	—	(9,480)
Change in common equity and net transfers from non-controlling interests	$779,147	$179,328

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. As of September 30, 2016, we owned interests in, operated, or were developing 158 multifamily properties comprised of 54,925 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for each of the three and nine months ended September 30, 2016 reflect an increase in same store revenues of 3.7% and 4.2%, respectively, as compared to the same periods in 2015, due to higher average rental rates and increased other property income, which we believe were due to, among other matters, the continuation of improving economic conditions including job growth, favorable demographics, a manageable supply of new multifamily housing, and more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates across the U.S. We believe U.S. economic and employment growth is likely to continue during the remainder of 2016 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At September 30, 2016, we had seven projects under construction to be comprised of 2,419 apartment homes, with initial occupancy scheduled to occur within the next 21 months. As of September 30, 2016, we estimate the total additional cost to complete the construction of the seven projects to be approximately $212.6 million.
Acquisitions
In September 2016, we acquired approximately 2.4 acres of land in Denver, Colorado for $15.0 million. In 2016, we also acquired approximately 2.2 acres of land in Charlotte, North Carolina for approximately $4.9 million.
Dispositions
Operating properties: During the three months ended September 30, 2016, we sold one dual-phased property and five other operating properties comprised of an aggregate of 2,906 apartment homes located in Landover and Frederick, Maryland, Fullerton, California, and Tampa, Altamonte Springs, and St. Petersburg, Florida for an aggregate of approximately $484.4 million, and recognized a gain of approximately $262.7 million. In June 2016, we sold one operating property comprised of 278 apartment homes located in Tampa, Florida for approximately $39.0 million, and recognized a gain of approximately $32.2 million.
Land: In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million.
Discontinued operations: In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings and secured mortgages.
As of September 30, 2016, we had approximately $313.7 million in cash and cash equivalents, $100.0 million in short-term investments, no balances outstanding on our $600 million unsecured credit facility, and no debt maturing through the remainder of 2016. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	September 30, 2016		December 31, 2015
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Dallas, Texas	5,666	14	5,243	13
Washington, D.C. Metro (1)	5,635	16	6,405	19
Atlanta, Georgia	4,246	13	4,246	13
Austin, Texas	3,360	10	3,360	10
Raleigh, North Carolina	3,054	8	3,054	8
Orlando, Florida	2,962	8	3,540	9
Phoenix, Arizona	2,929	10	2,549	9
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,753	12	2,753	12
Tampa, Florida	2,378	6	3,788	9
Los Angeles/Orange County, California	2,371	6	2,784	7
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Las Vegas, Nevada (2)	—	—	4,918	15
Total Operating Properties	52,506	151	59,792	172
Properties Under Construction
Washington, D.C. Metro	1,227	3	862	2
Charlotte, North Carolina	323	1	323	1
Houston, Texas	315	1	315	1
Los Angeles/Orange County, California	287	1	287	1
Denver, Colorado	267	1	267	1
Dallas, Texas	—	—	423	1
Phoenix, Arizona	—	—	380	1
Total Properties Under Construction	2,419	7	2,857	8
Total Properties	54,925	158	62,649	180
Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro (1)	281	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,278	22
Total Properties Fully Consolidated	47,642	136	55,371	158

(1)	In August 2016, one of the Funds completed the conversion of retail space to five apartment homes at one of its operating properties.

(2)	These 15 operating properties were sold to an unaffiliated third party on April 26, 2016.

(3)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended September 30, 2016, stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Glendale
Glendale, CA	303	3Q15	3Q16
Completed Construction in Lease-Up
At September 30, 2016, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/26/2016	Date of Construction Completion	Estimated Date of Stabilization
Camden Chandler
Chandler, AZ	380	$67.8	87%	1Q16	4Q16
Camden Victory Park
Dallas, TX	423	84.8	67%	3Q16	1Q18
Total	803	$152.6
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2016 included approximately $425.5 million related to properties under development and land. Of this amount, approximately $283.5 million related to our projects currently under construction. In addition, we had approximately $142.0 million invested primarily in land held for future development related to projects we expect to begin constructing in the future.
Communities Under Construction. At September 30, 2016, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Gallery (1)
Charlotte, NC	323	$58.0	$57.7	$14.2	4Q16	1Q17
The Camden (2)
Los Angeles, CA	287	145.0	131.8	1.5	4Q16	2Q17
Camden Lincoln Station
Denver, CO	267	56.0	43.7	43.6	2Q17	1Q18
Camden NoMa II
Washington, DC	405	115.0	91.7	91.7	4Q17	4Q19
Camden Shady Grove
Rockville, MD	457	116.0	78.7	78.7	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	27.8	27.8	2Q18	3Q19
Camden Washingtonian
Gaithersburg, MD	365	90.0	26.0	26.0	4Q18	4Q19
Total	2,419	$670.0	$457.4	$283.5

(1)	Property in lease-up and was 69% leased at October 26, 2016.

(2)	Property in lease-up and was 70% leased at October 26, 2016.

Development Pipeline Communities. At September 30, 2016, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden North End (2)
Scottsdale, AZ	1,069	$225.0	$42.5
Camden Grandview II
Charlotte, NC	28	17.0	5.9
Camden Buckhead
Atlanta, GA	336	80.0	24.7
Camden Arts District
Los Angeles, CA	354	150.0	15.8
Camden Conte (3)
Houston, TX	519	170.0	22.2
Camden Atlantic
Plantation, FL	286	62.0	14.0
Camden Gallery II
Charlotte, NC	5	3.0	1.0
Camden RiNo
Denver, CO	230	$70.0	$15.9
Total	2,827	$777.0	$142.0

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

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average monthly property revenue per apartment home	$1,572	$1,495	$1,545	$1,468
Annualized total property expenses per apartment home	$6,884	$6,638	$6,682	$6,415
Weighted average number of operating apartment homes owned 100%	46,702	47,405	47,426	46,963
Weighted average occupancy of operating apartment homes owned 100% *	95.8%	96.1%	95.5%	95.8%

*	Our one student housing community is excluded from this calculation.

Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property income less property operating and maintenance expenses less real estate taxes. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. Also, NOI should not be considered an alternative to net cash from operating activities as a measure of liquidity, or an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$303,421	$38,194	$796,146	$196,460
Less: Fee and asset management income	(1,667)	(1,902)	(5,223)	(5,083)
Less: Interest and other income	(927)	(107)	(1,366)	(308)
Less: Income/(loss) on deferred compensation plans	(3,494)	3,438	(4,781)	1,871
Plus: Property management expense	5,590	5,700	19,147	17,423
Plus: Fee and asset management expense	911	1,227	2,861	3,424
Plus: General and administrative expense	10,810	11,790	34,836	33,120
Plus: Interest expense	23,076	23,674	69,936	73,572
Plus: Depreciation and amortization expense	62,832	61,336	187,379	179,260
Plus: Expense/(benefit) on deferred compensation plans	3,494	(3,438)	4,781	(1,871)
Less: Gain on sale of operating properties, including land	(262,719)	—	(295,397)	(85,192)
Less: Equity in income of joint ventures	(1,866)	(1,574)	(5,052)	(4,487)
Plus: Income tax expense	400	498	1,204	1,334
Less: Income from discontinued operations	—	(4,907)	(7,605)	(14,832)
Less: Gain on sale of discontinued operations, net of tax	—	—	(375,237)	—
Net operating income	$139,861	$133,929	$421,629	$394,691

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 :

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2016	2016	2015	$	%	2016	2015	$	%
Property revenues:
Same store communities	40,221	$189,104	$182,415	$6,689	3.7%	$558,394	$536,093	$22,301	4.2%
Non-same store communities	4,199	19,368	15,251	4,117	27.0	57,682	40,436	17,246	42.7
Development and lease-up communities	3,222	4,435	566	3,869	*	8,220	871	7,349	*
Dispositions/other	—	7,328	14,361	(7,033)	(49.0)	35,012	43,233	(8,221)	(19.0)
Total property revenues	47,642	$220,235	$212,593	$7,642	3.6%	$659,308	$620,633	$38,675	6.2%
Property expenses:
Same store communities	40,221	$68,138	$66,676	$1,462	2.2%	$200,475	$194,183	$6,292	3.2%
Non-same store communities	4,199	7,567	6,706	861	12.8	21,784	16,276	5,508	33.8
Development and lease-up communities	3,222	1,910	207	1,703	*	3,475	295	3,180	*
Dispositions/other	—	2,759	5,075	(2,316)	(45.6)	11,945	15,188	(3,243)	(21.4)
Total property expenses	47,642	$80,374	$78,664	$1,710	2.2%	$237,679	$225,942	$11,737	5.2%
Property NOI:
Same store communities	40,221	$120,966	$115,739	$5,227	4.5%	$357,919	$341,910	$16,009	4.7%
Non-same store communities	4,199	11,801	8,545	3,256	38.1	35,898	24,160	11,738	48.6
Development and lease-up communities	3,222	2,525	359	2,166	*	4,745	576	4,169	*
Dispositions/other	—	4,569	9,286	(4,717)	(50.8)	23,067	28,045	(4,978)	(17.8)
Total property NOI	47,642	$139,861	$133,929	$5,932	4.4%	$421,629	$394,691	$26,938	6.8%

*	Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2015, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2015, excluding assets held for sale. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2015, excluding assets held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations. Other includes non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $5.2 million and $16.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to increases of approximately $6.7 million and $22.3 million in same store property revenues for the three and nine months ended September 30, 2016, respectively, partially offset by increases of approximately $1.5 million and $6.3 million in same store property expenses for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.
The $6.7 million and $22.3 million increases in same store property revenues during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were due in part to increases in same store rental revenues of approximately $4.1 million and $14.0 million during the three and nine months ended September 30, 2016, respectively, which were primarily due to a 3.1% and 3.5% increase in average rental rates for our same store portfolio during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increases in same store property revenues were also due to increases of approximately $2.6 million and $8.3 million in other property revenue during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily due to increases in income from our bulk internet rebilling program and miscellaneous income.
The $1.5 million and $6.3 million increases in same store property expenses during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to higher real estate taxes as a result of increased property valuations at a number of our communities and higher bulk internet rebilling program expenses. These increases were partially offset by decreased property insurance expenses during the nine month ended September 30, 2016, as compared to the same period in 2015.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.4 million and $15.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to increases of approximately $8.0 million and $24.6 million in revenues for the three and nine months ended September 30, 2016, respectively, partially offset by increases of approximately $2.6 million and $8.7 million in expenses for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of five operating properties during 2015 and three operating properties during the nine months ended September 30, 2016. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of one property during 2015 and two properties during the nine months ended September 30, 2016, and the partial lease-up of two properties which were under construction at September 30, 2016.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $4.7 million and $5.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These decreases were primarily due to the dispositions of one operating property in the fourth quarter of 2015, one operating property in June 2016, and one dual-phase operating property and five other operating properties in the third quarter of 2016.

Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Fee and asset management	$1,667	$1,902	$(235)	(12.4)%	$5,223	$5,083	$140	2.8%
Interest and other income	927	107	820	*	1,366	308	1,058	*
Income (loss) on deferred compensation plans	3,494	(3,438)	6,932	*	4,781	(1,871)	6,652	*
Total non-property income	$6,088	$(1,429)	$7,517	(526.0)%	$11,370	$3,520	$7,850	223.0%
*    Not a meaningful percentage.
Fee and asset management income decreased approximately $0.2 million and increased approximately $0.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily due to lower construction fees earned resulting from a decrease in third-party construction activity and lower development and construction fees earned due to the timing of one development community started and completed by one of our Funds in 2015. The $0.1 million increase in fee and asset management fees for the nine months ended September 30, 2016 was primarily due to higher construction fees earned resulting from an increase in third-party construction activity and increased property revenue by the operating properties owned by the Funds, which resulted in increased property management fees. This increase was partially offset by a decrease in development and construction fees earned due to the timing of the commencement and completion of the development of one community by one of our Funds in 2015.

Interest and other income increased approximately $0.8 million and approximately $1.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were due to higher interest income earned on investments in cash and short-term investments due to an increase in average cash balances and an increase in average note receivable balances outstanding on our real estate secured loans to unaffiliated third parties during the three and six months ended September 30, 2016, as compared to the same periods in 2015.

Our deferred compensation plans recognized income of approximately $3.5 million and $4.8 million during the three and nine months ended September 30, 2016, respectively, and incurred losses of approximately $3.4 million and $1.9 million during the three and nine months ended September 30, 2015, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Property management	$5,590	$5,700	$(110)	(1.9)%	$19,147	$17,423	$1,724	9.9%
Fee and asset management	911	1,227	(316)	(25.8)	2,861	3,424	(563)	(16.4)
General and administrative	10,810	11,790	(980)	(8.3)	34,836	33,120	1,716	5.2
Interest	23,076	23,674	(598)	(2.5)	69,936	73,572	(3,636)	(4.9)
Depreciation and amortization	62,832	61,336	1,496	2.4	187,379	179,260	8,119	4.5
Expense (benefit) on deferred compensation plans	3,494	(3,438)	6,932	*	4,781	(1,871)	6,652	*
Total other expenses	$106,713	$100,289	$6,424	6.4%	$318,940	$304,928	$14,012	4.6%
*    Not a meaningful percentage.

Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.1 million and increased approximately $1.7 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily related to a decrease in expenses due to the timing of education programs to our regional employees, partially offset by increases in salaries, benefits, and incentive compensation expenses. The increase for the nine months ended September 30, 2016 was primarily due to increases in salaries, benefits, and incentive compensation expenses due to higher deferred compensation amortization resulting from the accelerated vesting relating to certain executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Plan, partially offset by lower discretionary costs. Property management expense was 2.5% and 2.7% of total property revenues for the three months ended September 30, 2016 and 2015, respectively, and was 2.9% and 2.8% of total property revenues for the nine months ended September 30, 2016 and 2015, respectively.

Fee and asset management expense, which represents expenses related to third-party construction projects and property management of our joint ventures, decreased approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These decreases were primarily due to lower professional fees incurred in managing our joint ventures and lower expenses incurred as a result of decreases in development and construction activity relating to the timing of one development community started and completed by one of the Funds in 2015. The decrease for the nine months ended September 30, 2016 was partially offset by higher expenses related to an increase in third-party construction activity during the nine months ended September 30, 2016, as compared to the same period in 2015.

General and administrative expense decreased approximately $1.0 million and increased approximately $1.7 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily due to a higher amount of salary costs allocated to the operating properties sold during the third quarter 2016, partially offset by lower professional fees. The increase for the nine months ended September 30, 2016 was primarily due to increases in salaries, benefits, and incentive compensation expenses, due to higher deferred compensation amortization costs resulting from the accelerated vesting relating to certain trust managers and executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Plan, and an increase in the value of awards granted in 2016 as compared to the value of awards which were fully vested during the same period in 2015. This increase was also due to an increase in professional fees and administrative expenses, as compared to the same period in 2015. General and administrative expenses were 4.9% and 5.5% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the three months ended September 30, 2016 and 2015, respectively, and 5.2% and 5.3% of total property revenues and non-property income, excluding income (loss) on deferred compensation plans, for the nine months ended September 30, 2016 and 2015, respectively.

Interest expense for the three and nine months ended September 30, 2016 decreased approximately $0.6 million and $3.6 million, respectively, as compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily due to lower interest expense on our unsecured credit facility as there were no balances outstanding during the three months ended September 30, 2016 as compared to having an increase in borrowings on our unsecured credit facility during the same period in 2015.
The $3.6 million decrease in interest expense for the nine months ended September 30, 2016 was primarily due to the repayment of a $250 million, 5.08% senior unsecured notes payable in June 2015. The decrease was partially offset by lower capitalized interest during the nine months ended September 30, 2016, resulting from lower average balances in our development pipeline. The decrease was further offset by an increase in interest expense relating to borrowings on our unsecured credit facility during the first six months of 2016, and higher interest expense recognized on our variable rate debt due to higher weighted average interest rates during the nine months ended September 30, 2016 as compared to the same period in 2015.
Depreciation and amortization expense increased approximately $1.5 million and $8.1 million for the three and nine months ended September 30, 2016, respectively as compared to the same periods in 2015. These increases were primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2016 and 2015. These increases were partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2015, one operating property in June 2016, and the disposition of one dual-phased operating property and five other operating properties during the three months ended September 30, 2016.
Our deferred compensation plans incurred expenses of approximately $3.5 million and $4.8 million during the three and nine months ended September 30, 2016, respectively, and recognized a benefit of $3.4 million and $1.9 million during the nine months ended September 30, 2015, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Gain on sale of operating properties, including land	$262,719	$—	$262,719	100.0%	$295,397	$85,192	$210,205	*
Equity in income of joint ventures	1,866	1,574	292	18.6	5,052	4,487	565	12.6%
Income tax expense	(400)	(498)	98	19.7	(1,204)	(1,334)	130	9.7
*    Not a meaningful percentage.
During the three months ended September 30, 2016, we recognized an approximate $262.7 million gain related to the sale of one dual-phased property and five operating properties comprised of 2,906 apartment homes as compared to no sales during the same period in 2015. During the nine months ended September 30, 2016, we also recognized an approximate $32.2 million gain related to the sale of one operating property comprised of 278 apartment homes and an approximate $0.4 million gain related to the sale of 6.3 acres of land adjacent to an operating property in Tampa, Florida. During the nine months ended September 30, 2015, we recognized an approximate $85.1 million gain on sale of two operating properties comprised of 1,116 apartment homes, and a $0.1 million gain on sale of a land holding adjacent to an operating property in Dallas, Texas.

Equity in income of joint ventures increased approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were primarily due to increases in earnings resulting from higher rental and other property revenues from the operating properties owned by the Funds and the stabilization of one operating property owned by the Funds during the first quarter of 2016. During the period from the lease-up to commencement of stabilization, we recognized our proportionate share of losses. These increases were partially offset by higher real estate taxes as a result of increased property valuations of a number of the Fund communities. These increases were further offset by increases in interest expense and property taxes incurred during the three and nine months ended September 30, 2016 by an operating property owned by one of the Funds. These expenses were capitalized during the three and nine months ended September 30, 2015 while this property was under construction.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Funds from operations
Net income attributable to common shareholders	$290,898	$37,044	$778,930	$188,722
Real estate depreciation and amortization, including discontinued operations	61,264	63,852	187,021	186,818
Adjustments for unconsolidated joint ventures	2,266	2,300	6,944	6,782
Gain on sale of discontinued operations, net of tax	—	—	(375,237)	—
Gain on sale of operating properties, net of tax	(262,719)	—	(294,954)	(85,145)
Income allocated to non-controlling interests	12,523	1,150	17,216	7,738
Funds from operations	$104,232	$104,346	$319,920	$304,915

Less: recurring capitalized expenditures	(19,246)	(18,202)	(43,609)	(46,740)
Adjusted funds from operations	$84,986	$86,144	$276,311	$258,175

Weighted average shares – basic	89,669	89,164	89,524	89,102
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	343	366	334	348
Common units	1,889	1,896	1,891	1,897
Weighted average shares – diluted	91,901	91,426	91,749	91,347

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.4 and 5.5 for the three and nine months ended September 30, 2016, and approximately 5.3 and 5.1 for the three and nine months ended September 30, 2015, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 78.2% and 79.9% of our properties were unencumbered at September 30, 2016 and 2015, respectively. Our weighted average maturity of debt was approximately 5.1 years at September 30, 2016.

We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash and cash equivalents, short-term investments, and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2016 including:

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

Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2016 and 2015.

Net cash from operating activities was approximately $357.5 million during the nine months ended September 30, 2016 as compared to approximately $317.7 million for the same period in 2015. The increase was primarily due to higher property-level net operating income, primarily due to the growth in revenues attributable to increased rental rates at our same store communities and growth in the number of non-same store properties resulting from the stabilization of eight operating properties in 2015 and the first nine months of 2016, the completion and partial lease-up of two operating properties during the first nine months of 2016, and the partial lease-up of two properties which were under construction at September 30, 2016. The increase was also partially due to an approximate $10.0 million bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014. The increase was partially offset by a decrease related to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as the disposition of one other operating property during 2015 and the disposition of one dual-phased operating property and six other operating properties during the nine months ended September 30, 2016. See further discussions of our 2016 operations as compared to 2015 in "Results of Operations."

Net cash from investing activities during the nine months ended September 30, 2016 totaled approximately $766.6 million as compared to net cash used in investing activities of approximately $231.9 million for the same period in 2015. During 2016, we received approximately $623.0 million, net of expenses, from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as $515.8 million, net of expenses, from the sale of one dual-phase operating property and six other properties and one land holding. These inflows were partially offset by cash outflows for property development and capital improvements of approximately $262.7 million during the nine months ended September 30, 2016 as compared to approximately $328.3 million for the same period in 2015, primarily due to the completion of eight consolidated operating properties in 2015 and the nine months ended September 30, 2016, and the completion of repositions at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2016 and 2015, included the following:

	Nine Months Ended September 30,
(in millions)	2016	2015
Expenditures for new development, including land	$171.7	$232.2
Capitalized interest, real estate taxes, and other capitalized indirect costs	22.2	24.0
Reposition expenditures	16.5	25.3
Capital expenditures	52.3	46.8
Total	$262.7	$328.3
During the nine months ended September 30, 2016, cash outflows also included the purchase of a short-term investment for $100.0 million. During the nine months ended September 30, 2015, cash outflows were partially offset by proceeds of approximately $112.2 million from the sale of two operating properties and one land holding.

Net cash used in financing activities totaled approximately $821.0 million for the nine months ended September 30, 2016 as compared to approximately $229.3 million during the same period in 2015. During the nine months ended September 30, 2016, we had net payments of $244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $580.5 million to pay distributions to common shareholders and non-controlling interest holders which included the payment of the $4.25 per common share special dividend paid on September 30, 2016. During the nine months ended September 30, 2015, we used $250.0 million to repay maturing unsecured notes payable, approximately $188.9 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two consolidated joint ventures. The cash flows for the nine months ended September 30, 2015 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $223.0 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2016, we had no balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $13.3 million, leaving approximately $586.7 million available under our credit facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2016, we had approximately 87.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which are currently A- with stable outlook, Baa1 with positive outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we have no debt maturing through the remainder of 2016. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of seven consolidated projects to be approximately $212.6 million. Of this amount, we expect to incur costs between approximately $40 million and $45 million during the remainder of 2016 and to incur the remaining costs during 2017 and 2018. Additionally, we expect to incur costs up to $10 million related to the start of new development activities, between approximately $1 million and $2 million of additional redevelopment expenditures and between approximately $14 million and $16 million of additional recurring capital expenditures during the remainder of 2016.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM share offering program, other unsecured borrowings and secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2016, our Board of Trust Managers declared a special dividend of $4.25 per common share and a quarterly dividend of $0.75 per common share to our common shareholders of record as of September 23, 2016 and September 30, 2016, respectively. The special dividend, consisting primarily of gains on dispositions completed in 2016, was paid on September 30, 2016 and the quarterly dividend was paid on October 17, 2016. We paid equivalent amounts per unit to holders of the common operating partnership units. Excluding the special dividend and assuming similar quarterly dividend distributions for the remainder of 2016, our annualized dividend rate would be $3.00 per share or unit for the year ending December 31, 2016.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2016, our unconsolidated joint ventures had outstanding debt of approximately $521.0 million, of which our proportionate share was approximately $163.1 million. As of September 30, 2016, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the nine months ended September 30, 2016.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 28, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 28, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 28, 2016
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 28, 2016

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 28, 2016

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.