Form 10-K
period 2016-12-31
CAMDEN PROPERTY TRUST
filed 2017-02-13
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $7,646,700,508 based on a June 30, 2016 share price of $88.42.
On February 10, 2017, 87,526,221 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 12, 2017 are incorporated by reference in Part III.

1

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
Our corporate offices are located at 11 Greenway Plaza, Suite 2400, Houston, Texas 77046 and our telephone number is (713) 354-2500. Our website is located at www.camdenliving.com. On our website we make available free of charge our annual, quarterly, and current reports, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through our website, and therefore such information should not be considered part of this report.
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
Narrative Description of Business
As of December 31, 2016, we owned interests in, operated, or were developing 159 multifamily properties comprised of 55,366 apartment homes across the United States. Of the 159 properties, seven properties were under construction and will consist of a total of 2,573 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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
We continue to operate in our core markets which we believe provides an advantage due to economies of scale. We believe, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine a property cannot meet our long-term earnings growth expectations.
We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature the following:

•	Strong economic growth leading to household formation and job growth, which in turn should support higher demand for our apartments; and,

•	An attractive quality of life, which may lead to higher demand and retention for our apartments and allow us to more readily increase rents.

Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings, and secured mortgages.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from six to eighteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to residents' changing needs and a high level of satisfaction.
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
Employees
At December 31, 2016, we had approximately 1,600 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2016, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
The capital and credit markets are subject to volatility and disruption. We therefore may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to shareholders, acquire assets and continue our development activities. Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.
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
Our apartment leases are generally for a term of eighteen months or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
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
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, the members of the current Presidential administration have announced restructuring and privatizing Fannie Mae and Freddie Mac is a priority of the current administration, and there is uncertainty regarding the impact of this action on us and buyers of our properties.
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2017, we expect to incur costs between approximately $150 million and $170 million related to the construction of seven consolidated projects. Additionally, during 2017, we expect to incur costs between approximately $20 million and $30 million related to the start of new development activities and between approximately $24 million and $28 million related to redevelopment of existing properties. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

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
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties (which may include our nonconsolidated affiliates). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and to assume the risk when these estimates may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including, but not limited to, those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.
Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including, but not limited to, the possibility the other joint venture partner may: have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. The risks associated with our discretionary Funds, which we manage as the general partner and advisor, include, but are not limited to, the following:

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

Failure to qualify as a REIT could have adverse consequences.

We may not continue to qualify as a REIT in the future. Also, the Internal Revenue Service may challenge our qualification as a REIT for prior years.

For any taxable year we fail to qualify as a REIT and do not qualify under statutory relief provisions:

•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax;

•
we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net income, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and,

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
Tax laws and related interpretations may change at any time, and any such legislative or other actions could have a negative effect on us.
Tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of ways, including the following:

•	making it more difficult or more costly for us to qualify as a REIT;

•	decreasing real estate values generally; and,

•	lowering effective tax rates for non-REIT "C" corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT "C" corporations.

We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our shareholders may be changed.  Any such change may significantly affect our liquidity and results of operations, as well as the value of our shares.
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
Damage from catastrophic weather and other natural events could result in losses.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes or hurricanes, earthquakes, flooding or other severe weather. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
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
As of December 31, 2016, we had outstanding debt of approximately $2.5 billion. This indebtedness could have adverse consequences, including, but not limited to:

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

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments.
We have mortgage debt with varying interest rates dependent upon various market indexes. In addition, we have an unsecured credit facility bearing interest at variable rates on all amounts drawn. We may incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
An environment of rising interest rates could also lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our shares. One of the factors which may influence the price of our stock in public markets is the annual distribution rate we pay as compared with the yields on alternative investments.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A3 with stable outlook, A- with stable outlook, and BBB+ with stable outlook, respectively, on our senior unsecured debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
Operating Properties (including properties held through unconsolidated joint ventures)
The 152 operating properties in which we owned interests and operated at December 31, 2016 averaged 953 square feet of living area per apartment home. For the year ended December 31, 2016, no single operating property accounted for greater than 1.7% of our total revenues. Our operating properties had a weighted average occupancy rate of approximately 95% and 96% for each of the years ended December 31, 2016 and 2015, respectively, and an average monthly rental revenue per apartment home of $1,405 and $1,342 for the same periods, respectively. Resident lease terms generally range from six to eighteen months. At December 31, 2016, 137 of our operating properties had over 200 apartment homes, with the largest having 1,005 apartment homes. Our operating properties have an average age of 12 years. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2012-2016	24
2007-2011	30
2002-2006	32
1997-2001	42
1992-1996	16
Prior to 1991	8

Property Table
The following table sets forth information with respect to our 152 operating properties at December 31, 2016:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2016 Average Occupancy (1)	2016 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler (3)	2015	1,146	380	94.1%	$1,310
Camden Copper Square	2000	786	332	95.7	1,084
Camden Foothills	2014	1,032	220	92.7	1,490
Camden Hayden	2015	1,043	234	90.6	1,384
Camden Legacy	1996	1,067	428	95.4	1,144
Camden Montierra	1999	1,071	249	95.7	1,266
Camden Pecos Ranch	2001	924	272	95.1	1,002
Camden San Marcos	1995	984	320	95.2	1,144
Camden San Paloma	1993/1994	1,042	324	95.5	1,153
Camden Sotelo	2008/2012	1,303	170	93.2	1,461
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.7	1,916
Camden Glendale (3)	2015	882	303	95.0	2,241
Camden Harbor View	2004	981	546	95.6	2,412
Camden Main and Jamboree	2008	1,011	290	96.2	2,026
Camden Martinique	1986	795	714	94.8	1,646
Camden Sea Palms	1990	891	138	96.0	1,844
The Camden (4)	2016	768	287	Lease-up	3,064
San Diego/Inland Empire
Camden Landmark	2006	982	469	94.6	1,486
Camden Old Creek	2007	1,037	350	95.5	1,916
Camden Sierra at Otay Ranch	2003	962	422	95.2	1,795
Camden Tuscany	2003	896	160	95.9	2,485
Camden Vineyards	2002	1,053	264	96.0	1,501
COLORADO
Denver
Camden Belleview Station	2009	888	270	94.2	1,374
Camden Caley	2000	925	218	96.0	1,328
Camden Denver West	1997	1,015	320	95.3	1,566
Camden Flatirons (3)	2015	960	424	95.0	1,460
Camden Highlands Ridge	1996	1,149	342	95.3	1,583
Camden Interlocken	1999	1,010	340	95.8	1,470
Camden Lakeway	1997	932	451	95.5	1,399
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.0	1,542
Camden College Park	2008	942	508	93.0	1,524
Camden Dulles Station	2009	978	382	96.3	1,628
Camden Fair Lakes	1999	1,056	530	95.8	1,715

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2016 Average Occupancy (1)	2016 Average Monthly Rental Rate per Apartment (2)
Camden Fairfax Corner	2006	934	489	95.6%	$1,773
Camden Fallsgrove	2004	996	268	95.5	1,735
Camden Grand Parc	2002	674	105	97.0	2,417
Camden Lansdowne	2002	1,006	690	95.8	1,483
Camden Largo Town Center	2000/2007	1,027	245	94.0	1,616
Camden Monument Place	2007	856	368	95.4	1,524
Camden NoMa	2014	770	321	95.0	2,185
Camden Potomac Yard	2008	835	378	95.5	1,972
Camden Roosevelt	2003	856	198	95.6	2,630
Camden Russett	2000	992	426	94.9	1,451
Camden Silo Creek	2004	975	284	96.1	1,475
Camden South Capitol (5)	2013	821	281	94.3	2,130
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	95.8	1,959
Camden Boca Raton	2014	843	261	95.3	1,945
Camden Brickell	2003	937	405	96.5	2,059
Camden Doral	1999	1,120	260	96.9	1,868
Camden Doral Villas	2000	1,253	232	96.4	1,992
Camden Las Olas	2004	1,043	420	96.3	2,031
Camden Plantation	1997	1,201	502	96.8	1,591
Camden Portofino	1995	1,112	322	96.4	1,598
Orlando
Camden Hunter’s Creek	2000	1,075	270	97.0	1,278
Camden Lago Vista	2005	955	366	96.4	1,130
Camden LaVina	2012	970	420	95.3	1,179
Camden Lee Vista	2000	937	492	96.9	1,082
Camden Orange Court	2008	817	268	95.1	1,288
Camden Town Square	2012	986	438	96.2	1,241
Camden Waterford Lakes (5)	2013	971	300	94.9	1,311
Camden World Gateway	2000	979	408	96.3	1,177
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.6	1,072
Camden Montague	2012	975	192	95.4	1,216
Camden Preserve	1996	942	276	95.6	1,298
Camden Royal Palms	2006	1,017	352	96.2	1,110
Camden Visconti (5)	2007	1,125	450	95.6	1,255
Camden Westchase Park	2012	992	348	95.4	1,347
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	96.2	1,288
Camden Creekstone	2002	990	223	95.6	1,200
Camden Deerfield	2000	1,187	292	95.1	1,324

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2016 Average Occupancy (1)	2016 Average Monthly Rental Rate per Apartment (2)
Camden Dunwoody	1997	1,007	324	97.0%	$1,219
Camden Fourth Ward	2014	847	276	96.2	1,590
Camden Midtown Atlanta	2001	935	296	94.3	1,349
Camden Paces (3)	2015	1,407	379	94.2	2,498
Camden Peachtree City	2001	1,027	399	95.5	1,198
Camden Phipps (5)	1996	1,018	234	94.6	1,467
Camden Shiloh	1999/2002	1,143	232	96.4	1,176
Camden St. Clair	1997	999	336	95.5	1,234
Camden Stockbridge	2003	1,009	304	94.9	926
Camden Vantage	2010	901	592	95.8	1,286
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.5	1,215
Camden Cotton Mills	2002	905	180	96.0	1,448
Camden Dilworth	2006	857	145	96.2	1,431
Camden Fairview	1983	1,036	135	96.6	1,135
Camden Foxcroft	1979	940	156	96.3	994
Camden Foxcroft II (6)	1985	874	100	96.5	1,605
Camden Grandview	2000	1,059	266	95.2	1,065
Camden Sedgebrook	1999	972	368	96.4	1,100
Camden South End	2003	882	299	96.4	1,345
Camden Southline (3) (5)	2015	831	266	95.7	1,414
Camden Stonecrest	2001	1,098	306	95.9	1,263
Camden Touchstone	1986	899	132	96.6	978
Raleigh
Camden Asbury Village (5)	2009	1,009	350	95.4	1,118
Camden Crest	2001	1,013	438	93.8	975
Camden Governor’s Village	1999	1,046	242	96.1	1,001
Camden Lake Pine	1999	1,066	446	95.3	1,041
Camden Manor Park	2006	966	484	96.0	1,014
Camden Overlook	2001	1,060	320	95.8	1,156
Camden Reunion Park	2000/2004	972	420	94.1	918
Camden Westwood	1999	1,027	354	94.4	985
TEXAS
Austin
Camden Amber Oaks (5)	2009	862	348	95.3	1,043
Camden Amber Oaks II (5)	2012	910	244	95.6	1,112
Camden Brushy Creek (5)	2008	882	272	95.8	1,091
Camden Cedar Hills	2008	911	208	95.8	1,220
Camden Gaines Ranch	1997	955	390	96.3	1,348
Camden Huntingdon	1995	903	398	95.5	1,071
Camden La Frontera	2015	901	300	94.9	1,186
Camden Lamar Heights	2015	838	314	94.6	1,436

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2016 Average Occupancy (1)	2016 Average Monthly Rental Rate per Apartment (2)
Camden Shadow Brook (5)	2009	909	496	95.6%	$1,117
Camden Stoneleigh	2001	908	390	95.8	1,208
Corpus Christi
Camden Breakers	1996	868	288	93.5	1,155
Camden Copper Ridge	1986	775	344	92.0	875
Camden Miramar (7)	1994-2014	494	1,005	73.7	1,112
Camden South Bay (5)	2007	1,055	270	93.8	1,260
Dallas/Fort Worth
Camden Addison	1996	942	456	96.8	1,125
Camden Belmont	2010/2012	945	477	95.8	1,431
Camden Buckingham	1997	919	464	95.9	1,151
Camden Centreport	1997	911	268	96.6	1,058
Camden Cimarron	1992	772	286	96.7	1,113
Camden Design District (5)	2009	939	355	96.4	1,351
Camden Farmers Market	2001/2005	932	904	95.5	1,260
Camden Henderson	2012	967	106	95.9	1,540
Camden Legacy Creek	1995	831	240	96.7	1,176
Camden Legacy Park	1996	871	276	97.3	1,177
Camden Panther Creek (5)	2009	946	295	95.6	1,160
Camden Riverwalk (5)	2008	982	600	94.7	1,352
Camden Valley Park	1986	743	516	96.5	1,029
Camden Victory Park (4)	2016	861	423	Lease-Up	1,696
Houston
Camden City Centre	2007	932	379	93.1	1,592
Camden City Centre II	2013	868	268	94.7	1,652
Camden Cypress Creek (5)	2009	993	310	93.9	1,237
Camden Downs at Cinco Ranch (5)	2004	1,075	318	93.7	1,242
Camden Grand Harbor (5)	2008	959	300	94.0	1,167
Camden Greenway	1999	861	756	95.0	1,408
Camden Heights (5)	2004	927	352	93.8	1,515
Camden Holly Springs	1999	934	548	92.9	1,249
Camden Midtown	1999	844	337	91.9	1,652
Camden Northpointe (5)	2008	940	384	94.6	1,104
Camden Oak Crest	2003	870	364	93.7	1,133
Camden Park	1995	866	288	93.7	1,105
Camden Plaza	2007	915	271	95.1	1,573
Camden Post Oak	2003	1,200	356	91.6	2,537
Camden Royal Oaks	2006	923	236	93.0	1,303
Camden Royal Oaks II	2012	1,054	104	90.3	1,512
Camden Spring Creek (5)	2004	1,080	304	93.6	1,227
Camden Stonebridge	1993	845	204	93.8	1,120
Camden Sugar Grove	1997	921	380	93.8	1,156
Camden Travis Street	2010	819	253	93.8	1,552

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2016 Average Occupancy (1)	2016 Average Monthly Rental Rate per Apartment (2)
Camden Vanderbilt	1996/1997	863	894	94.6%	$1,460
Camden Whispering Oaks	2008	934	274	93.5	1,238
Camden Woodson Park (5)	2008	916	248	94.4	1,173
Camden Yorktown (5)	2008	995	306	93.9	1,161

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.

(3)	Development property stabilized during 2016—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2016.

(4)	Property under lease-up at December 31, 2016.

(5)	Property owned through an unconsolidated joint venture in which we currently own a 31.3% interest. The remaining interest is owned by an unaffiliated third party.

(6)	Formerly known as Camden Simsbury.

(7)	Miramar is a student housing project for Texas A&M University - Corpus Christi. Average occupancy includes summer months which are normally subject to high vacancies.
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

	High	Low	Distributions
2016 Quarters:
First	$84.09	$70.55	$0.75
Second	88.42	80.08	0.75
Third	90.67	83.69	5.00
Fourth	84.07	76.00	0.75
2015 Quarters:
First	$80.92	$72.37	$0.70
Second	79.11	73.03	0.70
Third	81.28	69.45	0.70
Fourth	79.04	73.56	0.70
In September 2016, our Board of Trust Managers declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, consisting of gains on dispositions of assets completed in 2016. The special dividend was in addition to our quarterly dividend of $0.75 per common share. We also paid equivalent amounts per unit to holders of the common operating partnership units.
In the first quarter of 2017, the Company's Board of Trust Managers maintained the $0.75 quarterly dividend rate per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2017, our annualized dividend rate for 2017 would be $3.00.

This graph assumes the investment of $100 on December 31, 2011 and quarterly reinvestment of dividends, including the special dividend paid in September 2016. (Source: SNL Financial LC)

Index	2012	2013	2014	2015	2016
Camden Property Trust	$113.41	$98.35	$132.62	$143.12	$170.65
FTSE NAREIT Equity	118.06	120.97	157.43	162.46	176.30
S&P 500	116.00	153.57	174.60	177.01	198.18
Russell 2000	116.35	161.52	169.43	161.95	196.45

As of February 7, 2017, there were approximately 413 shareholders of record and approximately 37,781 beneficial owners of our common shares.

In November 2014, we created an at-the-market share offering program (the "ATM program") through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the ATM program. No shares were sold subsequent to December 31, 2016 through the date of this filing under the ATM program.

See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
In January 2008, our Board of Trust Managers approved a plan to allow for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2008 and there have not been any shares repurchased subsequent to that date. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2012 through 2016. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2016	2015	2014	2013	2012
Operating Data (a)
Total property revenues	$876,447	$835,618	$790,263	$737,033	$648,041
Total property expenses	311,355	301,000	285,700	266,572	237,715
Total non-property income	14,577	7,332	14,611	21,197	16,407
Total other expenses	425,190	412,022	399,314	377,026	355,672
Income from continuing operations attributable to common shareholders	436,981	229,565	273,892	134,347	140,136
Net income attributable to common shareholders	819,823	249,315	292,089	336,364	283,390
Earnings per common share from continuing operations:
Basic	$4.81	$2.55	$3.08	$1.50	$1.64
Diluted	4.79	2.54	3.06	1.50	1.63
Total earnings per common share:
Basic	$9.08	$2.77	$3.29	$3.82	$3.35
Diluted	9.05	2.76	3.27	3.78	3.32
Distributions declared per common share	$3.00	$2.80	$2.64	$2.52	$2.24
Special dividend per common share (b)	$4.25	$—	$—	$—	$—
Balance Sheet Data (at end of year)
Total real estate assets, at cost (c)	$7,376,690	$7,387,597	$7,025,376	$6,655,139	$6,262,645
Total assets	6,028,152	6,037,612	6,043,981	5,619,354	5,372,666
Notes payable	2,480,588	2,724,687	2,730,613	2,517,979	2,497,962
Non-qualified deferred compensation share awards	77,037	79,364	68,134	47,180	—
Equity	3,095,553	2,892,896	2,888,409	2,760,181	2,626,708
Other Data
Cash flows provided by (used in):
Operating activities	$443,063	$423,238	$418,528	$404,291	$324,267
Investing activities (d)	690,412	(293,235)	(326,587)	(258,377)	(526,770)
Financing activities	(904,237)	(273,231)	43,482	(154,181)	174,928
Funds from operations – diluted (e)	425,464	414,497	378,043	368,321	313,337
Adjusted funds from operations – diluted (e)	366,380	350,328	318,189	301,291	250,292
Property Data
Number of operating properties (at the end of year) (f)	152	172	168	170	193
Number of operating apartment homes (at end of year) (f)	52,793	59,792	58,948	59,899	65,775
Number of operating apartment homes (weighted average) (f) (g)	46,934	47,088	47,915	46,841	43,337
Weighted average monthly total property revenue per apartment home (a)	$1,556	$1,479	$1,374	$1,311	$1,246
Properties under development (at end of period)	7	8	13	14	9

(a)
Excludes discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," and Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," in the notes to Consolidated Financial Statements for further discussion of discontinued operations.

(b)	A special dividend was paid on September 30, 2016. Refer to Note 4 "Common Shares" in the Notes to the Consolidated Financial Statements for further discussion of the special dividend.

(c)	Includes operating properties held for sale at net book value and excludes discontinued operating properties and joint ventures for all periods presented.

(d)
All periods presented have been changed to reflect our adoption of Accounting Standards Update 2016-18 ("ASU 2016-18"),"Statement of Cash Flows: Restricted Cash (A Consensus of the Emerging Issues Task Force)", which required retrospective application. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for further discussion.

(e)
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

(f)	Includes operating properties held for sale and discontinued operating properties held for sale for all periods presented.

(g)	Excludes apartment homes owned in joint ventures.

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

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Potential reforms to Fannie Mae and Freddie Mac could adversely affect us;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Failure to qualify as a REIT could have adverse consequences;

•	Tax laws and related interpretations may change at any time, and any such legislative or other actions could have a negative effect on us;

•	Litigation risks could affect our business;

•	Damage from catastrophic weather and other natural events could result in losses;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•
Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments;

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
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2016, we owned interests in, operated, or were developing 159 multifamily properties comprised of 55,366 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the year ended December 31, 2016 reflect an increase in same store revenues of 3.9% as compared to 2015. This increase was due to higher average rental rates and increased other property income, which we believe were due to, among other matters, the continuation of improving economic conditions, including job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the moderating level of homeownership rates, all of which have resulted in higher rental rates. We believe U.S. economic and employment growth is likely to continue during 2017 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At December 31, 2016, we had seven projects under construction to be comprised of 2,573 apartment homes, with stabilization expected to be completed within the next 42 months. As of December 31, 2016, we estimate the additional cost to complete the construction of the seven projects to be approximately $240.6 million.
Acquisitions
During the year ended December 31, 2016, we acquired an aggregate of approximately of 4.6 acres of land located in Denver, Colorado and Charlotte, North Carolina for approximately $19.9 million. All of the land parcels acquired in 2016 are currently in development as of December 31, 2016.
Dispositions
Operating properties: During the year ended December 31, 2016, we sold one dual-phased property and six other operating properties comprised of an aggregate of 3,184 apartment homes with an average age of 24 years, located in Landover and Frederick, Maryland; Fullerton, California; and Tampa, Altamonte Springs, and St. Petersburg, Florida for an aggregate of approximately $523.4 million, and recognized a gain of approximately $294.9 million.
Land: During 2016, we also sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million.
Discontinued operations: In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We further intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.

As of December 31, 2016, we had approximately $237.4 million in cash and cash equivalents, $100.0 million in short-term investments, and no balance outstanding on our $600 million unsecured credit facility. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our ATM program. We believe payments of debt in 2017 are manageable at approximately $276.0 million which represents approximately 11.1% of our total outstanding debt, and includes scheduled principal amortization of approximately $1.2 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2016		December 31, 2015
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Dallas, Texas	5,666	14	5,243	13
Washington, D.C. Metro (1)	5,635	16	6,405	19
Atlanta, Georgia	4,246	13	4,246	13
Austin, Texas	3,360	10	3,360	10
Raleigh, North Carolina	3,054	8	3,054	8
Orlando, Florida	2,962	8	3,540	9
Phoenix, Arizona	2,929	10	2,549	9
Southeast Florida	2,781	8	2,781	8
Charlotte, North Carolina	2,753	12	2,753	12
Los Angeles/Orange County, California	2,658	7	2,784	7
Tampa, Florida	2,378	6	3,788	9
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Las Vegas, Nevada (2)	—	—	4,918	15
Total Operating Properties	52,793	152	59,792	172

Properties Under Construction
Washington, D.C. Metro	1,227	3	862	2
Phoenix, Arizona	441	1	380	1
Charlotte, North Carolina	323	1	323	1
Houston, Texas	315	1	315	1
Denver, Colorado	267	1	267	1
Dallas, Texas	—	—	423	1
Los Angeles/Orange County, California	—	—	287	1
Total Properties Under Construction	2,573	7	2,857	8
Total Properties	55,366	159	62,649	180

	December 31, 2016		December 31, 2015
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (3)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro (1)	281	1	276	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,278	22
Total Properties Fully Consolidated	48,083	137	55,371	158

(1)	In August 2016, one of the Funds completed the conversion of retail space to five apartment homes at one of its operating properties.

(2)	These 15 operating properties were sold to an unaffiliated third party on April 26, 2016.

(3)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Dispositions

Disposition of Consolidated Operating Properties

During the year ended December 31, 2016, we sold one dual-phased property and six operating properties, with an average age of 24 years, as follows:

Dispositions of Consolidated Operating Properties	Location	Number of Apartment Homes	Date of Disposition
Camden Westshore	Tampa, FL	278	6/28/2016
Camden Clearbrook	Frederick, MD	297	7/11/2016
Camden Summerfield	Landover, MD	291	7/11/2016
Camden Summerfield II	Landover, MD	187	7/11/2016
Camden Woods	Tampa, FL	444	8/9/2016
Camden Renaissance	Altamonte Springs, FL	578	8/22/2016
Camden Parkside	Fullerton, CA	421	8/31/2016
Camden Lakes	St. Petersburg, FL	688	9/27/2016
Consolidated total		3,184
Discontinued Operations
On April 26, 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2016, stabilization was achieved at four consolidated operating properties and one unconsolidated operating property as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Properties
Camden Flatirons
Denver, CO	424	3Q15	1Q16
Camden Paces
Atlanta, GA	379	4Q15	2Q16
Camden Glendale
Glendale, CA	303	3Q15	3Q16
Camden Chandler
Chandler, AZ	380	1Q16	4Q16
Consolidated total	1,486

Unconsolidated Operating Property
Camden Southline
Charlotte, NC	266	4Q15	1Q16

Completed Construction in Lease-Up
At December 31, 2016, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 2/4/2017	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
The Camden
Hollywood, CA	287	$133.7	88%	4Q16	2Q17
Camden Victory Park
Dallas, TX	423	84.6	80%	3Q16	4Q17
Consolidated total	710	$218.3
(1)    Excludes leasing costs, which are expensed as incurred.

Properties Under Development and Land
Our consolidated balance sheet at December 31, 2016 included approximately $442.3 million related to properties under development and land. Of this amount, approximately $316.3 million related to our projects currently under construction. In addition, we had approximately $126.0 million primarily invested in land held for future development and land holdings, which included approximately $114.9 million related to projects we expect to begin constructing during the next two years, and approximately $11.1 million invested in land which we may develop in the future.

Communities Under Construction. At December 31, 2016, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Gallery Charlotte, NC (1)	323	$60.0	$58.4	$1.3	1Q17	2Q17
Camden Lincoln Station Denver, CO (2)	267	56.0	50.5	32.5	2Q17	1Q18
Camden NoMa II Washington, DC	405	115.0	99.3	99.3	4Q17	4Q19
Camden Shady Grove Rockville, MD	457	116.0	90.3	90.3	1Q18	4Q19
Camden McGowen Station Houston, TX	315	90.0	35.6	35.6	2Q18	3Q19
Camden Washingtonian Gaithersburg, MD	365	90.0	31.8	31.8	4Q18	4Q19
Camden North End I Phoenix, AZ	441	105.0	25.5	25.5	2Q19	2Q20
Consolidated total	2,573	$632.0	$391.4	$316.3
(1)    Property in lease-up and was 85% leased at February 4, 2017.
(2)    Property in lease-up and was 33% leased at February 4, 2017.
Development Pipeline Communities. At December 31, 2016, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Grandview II	28	$21.0	$6.1
Charlotte, NC
Camden Buckhead	375	104.0	14.8
Atlanta, GA
Camden RiNo	230	70.0	17.0
Denver, CO
Camden Gallery II	5	3.0	1.0
Charlotte, NC
Camden Arts District	354	150.0	16.8
Los Angeles, CA
Camden Conte (2)	519	170.0	22.4
Houston, TX
Camden North End II	326	73.0	11.5
Phoenix, AZ
Camden Atlantic	286	62.0	14.2
Plantation, FL
Camden Paces III	350	100.0	11.1
Atlanta, GA
Total	2,473	$753.0	$114.9

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Anticipated to be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At December 31, 2016, we had the following investment in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ (c)	14.0	$11.1
Geographic Diversification
At December 31, 2016 and 2015, our real estate assets by various markets, excluding depreciation, investments in joint ventures and properties held for sale, were as follows:

($ in thousands)	2016		2015
Washington, D.C. Metro	$1,417,255	19.2%	$1,433,339	19.4%
Houston, Texas	766,801	10.4	730,576	9.9
Los Angeles/Orange County, California	709,210	9.6	740,976	10.0
Atlanta, Georgia	626,483	8.5	615,972	8.3
Southeast Florida	565,369	7.7	558,521	7.5
Dallas, Texas	493,477	6.7	470,629	6.4
Phoenix, Arizona	492,251	6.7	478,373	6.5
Denver, Colorado	440,296	6.0	383,280	5.2
Charlotte, North Carolina	371,009	5.0	351,661	4.8
Orlando, Florida	341,727	4.6	387,547	5.2
San Diego/Inland Empire, California	330,961	4.5	328,381	4.4
Raleigh, North Carolina	268,230	3.6	263,185	3.6
Austin, Texas	230,351	3.1	229,306	3.1
Tampa, Florida	221,428	3.0	315,643	4.3
Corpus Christi, Texas	101,842	1.4	100,208	1.4
Total	$7,376,690	100.0%	$7,387,597	100.0%
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

	2016	2015	2014
Average monthly property revenue per apartment home	$1,556	$1,479	$1,374
Annualized total property expenses per apartment home	$6,634	$6,392	$5,963
Weighted average number of operating apartment homes owned 100%	46,934	47,088	47,915
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.7%	95.8%

* Our one student housing community is excluded from this calculation.

Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property income less property operating and maintenance expenses less real estate taxes. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance, should not be considered an alternative to net cash from operating activities as a measure of liquidity, or an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the year ended December 31, 2016, 2015, and 2014 are as follows:

(in thousands)	2016	2015	2014
Net income	$838,226	$258,262	$301,314
Less: Fee and asset management income	(6,864)	(6,999)	(9,832)
Less: Interest and other income	(2,202)	(597)	(842)
Less: Income/(loss) on deferred compensation plans	(5,511)	264	(3,937)
Plus: Property management expense	25,125	23,055	22,070
Plus: Fee and asset management expense	3,848	4,742	5,341
Plus: General and administrative expense	47,415	46,233	51,005
Plus: Interest expense	93,145	97,312	94,906
Plus: Depreciation and amortization expense	250,146	240,944	222,055
Plus: Expense/(benefit) on deferred compensation plans	5,511	(264)	3,937
Less: Gain on sale of operating properties, including land	(295,397)	(104,288)	(159,289)
Plus: Impairment associated with land holdings	—	—	1,152
Less: Equity in income of joint ventures	(7,125)	(6,168)	(7,023)
Plus: Income tax expense	1,617	1,872	1,903
Less: Income from discontinued operations	(7,605)	(19,750)	(18,197)
Less: Gain on sale of discontinued operations, net of tax	(375,237)	—	—
Net operating income	$565,092	$534,618	$504,563

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the year ended December 31, 2016 as compared to 2015 and for the year ended December 31, 2015 as compared to 2014:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2016	2016	2015	$	%
Property revenues:
Same store communities	40,221	$746,101	$718,234	$27,867	3.9%
Non-same store communities	4,579	84,510	60,596	23,914	39.5
Development and lease-up communities	3,283	9,399	1	9,398	*
Dispositions/other	—	36,437	56,787	(20,350)	(35.8)
Total property revenues	48,083	$876,447	$835,618	$40,829	4.9%
Property expenses:
Same store communities	40,221	$263,768	$257,988	$5,780	2.2%
Non-same store communities	4,579	30,907	23,169	7,738	33.4
Development and lease-up communities	3,283	4,363	8	4,355	*
Dispositions/other	—	12,317	19,835	(7,518)	(37.9)
Total property expenses	48,083	$311,355	$301,000	$10,355	3.4%
Property NOI:
Same store communities	40,221	$482,333	$460,246	$22,087	4.8%
Non-same store communities	4,579	53,603	37,427	16,176	43.2
Development and lease-up communities	3,283	5,036	(7)	5,043	*
Dispositions/other	—	24,120	36,952	(12,832)	(34.7)
Total property NOI	48,083	$565,092	$534,618	$30,474	5.7%
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

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2015	2015	2014	$	%
Property revenues:
Same store communities	42,700	$752,983	$716,613	$36,370	5.1%
Non-same store communities	3,790	59,413	30,397	29,016	95.5
Development and lease-up communities	3,963	14,548	1,295	13,253	*
Dispositions/other	—	8,674	41,958	(33,284)	(79.3)
Total property revenues	50,453	$835,618	$790,263	$45,355	5.7%
Property expenses:
Same store communities	42,700	$269,445	$256,395	$13,050	5.1%
Non-same store communities	3,790	22,038	11,117	10,921	98.2
Development and lease-up communities	3,963	6,069	301	5,768	*
Dispositions/other	—	3,448	17,887	(14,439)	(80.7)
Total property expenses	50,453	$301,000	$285,700	$15,300	5.4%
Property NOI:
Same store communities	42,700	$483,538	$460,218	$23,320	5.1%
Non-same store communities	3,790	$37,375	$19,280	$18,095	93.9%
Development and lease-up communities	3,963	$8,479	$994	$7,485	*
Dispositions/other	—	$5,226	$24,071	$(18,845)	(78.3)%
Total property NOI	50,453	$534,618	$504,563	$30,055	6.0%
* Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2014, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2014, excluding assets held for sale. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2014, excluding assets held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations. Other includes non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $22.1 million for the year ended December 31, 2016 as compared to the same period in 2015. This increase was due to an increase of approximately $27.9 million in same store property revenues for the year ended December 31, 2016, partially offset by an increase of approximately $5.8 million in same store property expenses for the year ended December 31, 2016, as compared to the same period in 2015.

The $27.9 million increase in same store property revenue for the year ended December 31, 2016 as compared to the same period in 2015, was due in part to an increase in same store rental revenues of approximately $17.4 million for the year ended December 31, 2016, which was primarily due to a 3.2% increase in average rental rates for our same store portfolio for the year ended December 31, 2016, as compared to the same period in 2015. The increase in same store property revenue was also due to an increase of approximately $10.5 million in other property revenue for the year ended December 31, 2016 as compared to the same period in 2015, primarily due to increases in income from our bulk internet rebilling program and miscellaneous fee income.

The $5.8 million increase in same store property expense for the year ended December 31, 2016 as compared to the same period in 2015, was primarily due to increased costs associated with our bulk internet rebilling program and a $2.5 million, or 2.8%, increase in real estate taxes as a result of higher property valuations at a number of our communities. These increases were partially offset by decreased property insurance expenses during the year ended December 31, 2016 as compared to the same period in 2015.

Same store property NOI increased approximately $23.3 million for the year ended December 31, 2015 as compared to the same period in 2014. This increase was due to an increase of approximately $36.4 million in same store property revenues for the year ended December 31, 2015, partially offset by an increase of approximately $13.1 million in same store property expenses for the year ended December 31, 2015, as compared to the same period in 2014.

The $36.4 million increase in same store property revenue during the year ended December 31, 2015 as compared to the same period in 2014, was due in part to an increase in same store rental revenues of approximately $26.5 million during the year ended December 31, 2015, which was primarily due to a 4.1% increase in average rental rates for our same store portfolio during the year ended December 31, 2015 as compared to the same period in 2014. The increase in same store property revenue was also due to an increase of approximately $9.9 million in other property revenue during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to increases in income from our bulk internet rebilling program and miscellaneous fee income.

The $13.1 million increase in same store property expense during the year ended December 31, 2015 as compared to the same period in 2014, was primarily due to a $5.8 million, or 6.6%, increase in real estate taxes as a result of higher property valuations at a number of our communities as well as increased costs associated with our bulk internet rebilling program.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $21.2 million for the year ended December 31, 2016 as compared to the same period in 2015. The increase was due to an increase of approximately $33.3 million in revenues for the year ended December 31, 2016, partially offset by an increase of approximately $12.1 million in expenses for the year ended December 31, 2016, as compared to the same period in 2015. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of five operating properties in 2015 and four operating properties in 2016. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of three properties during 2015 and two properties during 2016, and the partial lease-up of two properties which were under construction at December 31, 2016.

Property NOI from non-same store and development and lease-up communities increased approximately $25.6 million for the year ended December 31, 2015 as compared to the same period in 2014. The increase was due to an increase of approximately $42.3 million in revenues for the year ended December 31, 2015, partially offset by an increase of approximately $16.7 million in expenses for the year ended December 31, 2015, as compared to the same period in 2014. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of one operating property in 2014 and five operating properties in 2015, and the acquisition of one operating property in 2014. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of three properties in 2015 and the partial lease-up of one property which was under construction at December 31, 2015.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $12.8 million for the year ended December 31, 2016 as compared to the same period in 2015. The decrease was primarily due to the disposition of three operating properties in 2015, and the disposition of one dual-phase operating property and six other operating properties in 2016.

Dispositions/other property NOI decreased approximately $18.8 million for the year ended December 31, 2015 as compared to the same period in 2014. The decrease was primarily due to the disposition of five operating properties in 2014 and three operating properties in 2015.

Non-Property Income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2016	2015	$	%	2015	2014	$	%
Fee and asset management	$6,864	$6,999	$(135)	(1.9)%	$6,999	$9,832	$(2,833)	(28.8)%
Interest and other income	2,202	597	1,605	268.8	597	842	(245)	(29.1)
Income (loss) on deferred compensation plans	5,511	(264)	5,775	*	(264)	3,937	(4,201)	(106.7)
Total non-property income	$14,577	$7,332	$7,245	98.8%	$7,332	$14,611	$(7,279)	(49.8)%
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, decreased approximately $0.1 million for the year ended December 31, 2016 as compared to 2015 and decreased approximately $2.8 million for the year ended December 31, 2015 as compared to 2014. The slight decrease for 2016 as compared to 2015 was primarily due to a decrease in development and construction fees earned due to the timing of the commencement and completion of the development of one community by one of our Funds in 2015, partially offset by higher third-party construction activity. The decrease for 2015 as compared to 2014 was primarily due to lower development and construction fees earned due to the timing of development communities started and completed by our Funds during 2014 and 2015, and our increase in ownership interest in two of the Funds from 20% to 31.3% effective December 23, 2014. We eliminate fee income provided by our Funds to the extent of our ownership.
Interest and other income increased approximately $1.6 million for the year ended December 31, 2016, as compared to 2015, and was relatively flat for the year ended December 31, 2015 as compared to 2014. The increase for 2016 was due to higher interest income earned on investments in cash and short-term investments due to an increase in average cash balances and an increase in interest income earned due to higher average note receivable balances outstanding on our real estate secured loans to unaffiliated third parties in 2016, as compared to the same period in 2015.
Our deferred compensation plans recognized income of approximately $5.5 million in 2016, a loss of approximately $0.3 million in 2015 and income of approximately $3.9 million in 2014. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2016	2015	$	%	2015	2014	$	%
Property management	$25,125	$23,055	$2,070	9.0%	$23,055	$22,070	$985	4.5%
Fee and asset management	3,848	4,742	(894)	(18.9)	4,742	5,341	(599)	(11.2)
General and administrative	47,415	46,233	1,182	2.6	46,233	51,005	(4,772)	(9.4)
Interest	93,145	97,312	(4,167)	(4.3)	97,312	94,906	2,406	2.5
Depreciation and amortization	250,146	240,944	9,202	3.8	240,944	222,055	18,889	8.5
Expense (benefit) on deferred compensation plans	5,511	(264)	5,775	*	(264)	3,937	(4,201)	(106.7)
Total other expenses	$425,190	$412,022	$13,168	3.2%	$412,022	$399,314	$12,708	3.2%
Property management expense, which primarily represents regional supervision and accounting costs related to property operations, increased approximately $2.1 million for the year ended December 31, 2016 as compared to 2015 and increased approximately $1.0 million for the year ended December 31, 2015 as compared to 2014. These increases were primarily due to increases in salaries, benefits, and incentive compensation expenses. Property management expenses were 2.9% of total property revenues for the year ended December 31, 2016 and were 2.8% of total property revenues for each of the years ended December 31, 2015 and 2014.
Fee and asset management expense, which represents expenses related to property management of our joint ventures and fees from third-party construction projects, decreased approximately $0.9 million for the year ended December 31, 2016 as compared to 2015 and decreased approximately $0.6 million for the year ended December 31, 2015 as compared to 2014. The decrease for 2016 as compared to 2015 was primarily due to lower professional fees incurred in managing our joint ventures and lower expenses incurred as a result of decreases in development and construction activity relating to the timing of one development community started and completed by one of the Funds in 2015. The decrease was partially offset by higher expenses relating to an increase in third-party construction activity in 2016 as compared to 2015. The decrease for 2015 as compared to 2014 was primarily due to lower expenses directly related to lower net revenues resulting from our change in ownership interest in two of the Funds effective December 23, 2014.
General and administrative expenses increased approximately $1.2 million during the year ended December 31, 2016 as compared to 2015 and decreased approximately $4.8 million during the year ended December 31, 2015 as compared to 2014. General and administrative expenses were 5.4%, 5.5% and 6.4% of total revenues, excluding income (loss) on deferred compensation plans, for the years ended December 31, 2016, 2015 and 2014, respectively. The increase for the year ended December 31, 2016 as compared to 2015 was primarily due to increases in salaries, benefits, and incentive compensation expenses due to higher deferred compensation amortization costs resulting from the accelerated vesting relating to certain trust managers and executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Incentive Plan of Camden Property Trust, and an increase in the value of awards granted in 2016 as compared to the value of awards which vested during the same period in 2015.
The decrease in general and administrative expenses for the year ended December 31, 2015 as compared to 2014 was primarily due to approximately $10.0 million in one-time bonuses paid to employees in 2014 relating to the restructuring of the Funds in December 2014. Excluding the $10.0 million one-time bonus paid in 2014, general and administrative expenses increased by approximately $5.2 million in 2015 as compared to 2014, which was primarily related to an increase in salaries, benefits and incentive compensation expenses, partially offset by a slight decrease in professional fees.
Interest expense decreased approximately $4.2 million for the year ended December 31, 2016 as compared to 2015 and increased approximately $2.4 million for the year ended December 31, 2015 as compared to 2014. The decrease in interest expense in 2016 as compared to 2015 was primarily due to the repayment of a $250.0 million, 5.08% senior unsecured note payable in June 2015. The decrease was partially offset by lower capitalized interest during the year ended December 31, 2016, resulting from lower average balances in our development pipeline, and higher interest expense recognized on our variable rate debt due to higher weighted average interest rates in 2016 as compared to the same period in 2015.
The increase in interest expense in 2015 as compared to 2014 was primarily due to increased interest expense from the issuance of a $250.0 million, 3.68% senior unsecured note payable in September 2014, and lower capitalized interest of approximately $2.9 million during the year ended December 31, 2015, resulting from lower average balances in our development pipeline. The increase in 2015 was also due to an increase in interest expense relating to borrowings on our unsecured credit facility and unsecured short-term borrowing facility as compared to the same period in 2014. The increase in 2015 was partially offset by the repayment of a $250.0 million, 5.08% senior unsecured note payable in June 2015 and the repayment of two secured notes payable in April and September of 2014.
Depreciation and amortization expense increased approximately $9.2 million for the year ended December 31, 2016 as compared to 2015 and increased approximately $18.9 million for the year ended December 31, 2015 as compared to 2014. The increase in 2016 as compared to 2015 was primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2016 and 2015. The increase was partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2015, and the dispositions of one dual-phased operating property and six other operating properties in 2016.
The increase in depreciation and amortization expense in 2015 as compared to 2014 was primarily due to the completion of units in our development pipeline, the completion of repositions, increases in capital improvements placed in service during 2014 and 2015, and the acquisition of one operating property in October 2014. The increase was partially offset by a decrease in depreciation expense related to the dispositions of five operating properties in 2014 and three operating properties in 2015.
Our deferred compensation plans incurred an expense of approximately $5.5 million in 2016, a benefit of approximately $0.3 million in 2015 and an expense of $3.9 million in 2014. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.

Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
(in thousands)	2016	2015		$2015	2014	$
Gain on sale of operating properties, including land	$295,397	$104,288	$191,109	$104,288	$159,289	$(55,001)
Impairment associated with land holdings	—	—	—	—	(1,152)	1,152
Equity in income of joint ventures	7,125	6,168	957	6,168	7,023	(855)
Income tax expense	(1,617)	(1,872)	255	(1,872)	(1,903)	31
During the year ended December 31, 2016 we recognized an approximate $294.9 million gain related to the sale of one dual-phased property and six other operating properties. During the year ended December 31, 2015, we recognized an approximate $104.0 million gain related to the sale of three operating properties. For the year ended 2016, we also sold 6.3 acres of land adjacent to an operating property in Tampa, Florida for a gain of approximately $0.4 million and for the year ended 2015, we sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for a gain of approximately $0.3 million.
During the year ended December 31, 2014, we recognized an approximate $155.7 million gain related to the sales of five operating properties and the sale of approximately 29.3 acres located adjacent to current operating and development communities for a gain on the sale of land of approximately $3.6 million. The $1.2 million impairment associated with land holdings in 2014 reflects the difference between the land holding's carrying value and the sales price.
Equity in income of joint ventures increased approximately $1.0 million for the year ended December 31, 2016 as compared to 2015, and decreased approximately $0.9 million for the year ended December 31, 2015 as compared to 2014. The increase in 2016 was primarily due to an increase in earnings resulting from higher rental and other property revenues from the operating properties owned by the Funds and the stabilization of one operating property owned by one of the Funds during the first quarter of 2016. The increase was partially offset by higher real estate taxes as a result of increased property valuations at a number of the communities owned by the Funds. The increase was further offset by an increase in interest expense incurred during the year ended December 31, 2016 resulting from interest capitalized during the year ended December 31, 2015 while a property was under construction.
The decrease in equity in income of joint ventures in 2015 as compared to 2014 was primarily due to the recognition of a $3.6 million proportionate share of the gain relating to the sale of two operating properties by the Funds in 2014. The decrease was partially offset by an increase in earnings resulting from our increase in ownership interest in two of the Funds from 20% to 31.3% effective December 23, 2014. The decrease was further offset by an increase in earnings resulting from higher rental income from the stabilized operating properties owned by the Funds and two operating properties owned by the Funds reaching stabilization during the third quarter of 2014.
Funds from Operations (“FFO”) and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2016	2015	2014
Funds from operations
Net income attributable to common shareholders	$819,823	$249,315	$292,089
Real estate depreciation and amortization, including discontinued operations	248,235	251,104	230,638
Adjustments for unconsolidated joint ventures	9,194	9,146	5,337
Gain on sale of unconsolidated joint venture properties (1)	—	—	(3,566)
Gain on sale of operating properties, net of tax	(294,954)	(104,015)	(155,680)
Gain on sale of discontinued operations, net of tax	(375,237)	—	—
Income allocated to non-controlling interests	18,403	8,947	9,225
Funds from operations	$425,464	$414,497	$378,043

Less: recurring capitalized expenditures	(59,084)	(64,169)	(59,854)
Adjusted funds from operations	$366,380	$350,328	$318,189

Weighted average shares – basic	89,580	89,120	88,084
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	323	370	384
Common units	1,891	1,896	1,898
Weighted average shares – diluted	91,794	91,386	90,366

(1)     The gain in 2014 represents our proportionate share of the gain on sale of two operating properties sold by the Funds in 2014.

Liquidity and Capital Resources
Financial Condition and Sources of Liquidity
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:

•	extending and sequencing the maturity dates of our debt where practicable;

•	managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;

•	maintaining what management believes to be conservative coverage ratios; and,

•	using what management believes to be a prudent combination of debt and equity.
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.5, 5.2, and 5.0 times for the years ended December 31, 2016, 2015, and 2014, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 78.3%, 79.9%, and 79.5% of our properties were unencumbered at December 31, 2016, 2015, and 2014, respectively. Our weighted average maturity of debt was approximately 4.9 years at December 31, 2016.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand, short-term investments, and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, and other unsecured borrowings and secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2017 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and,

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, and interest rates, changes in sources of financing, the satisfaction of REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2016 and 2015.
Net cash from operating activities was approximately $443.1 million during the year ended December 31, 2016 as compared to approximately $423.2 million during the year ended December 31, 2015. The increase was primarily due to higher net property-level NOI, primarily due to the growth in revenues attributable to increased rental rates from our same store communities and growth in the number of non-same store properties resulting from the stabilization of nine operating properties in 2015 and 2016, the completion and partial lease-up of two operating properties in 2016, and the partial lease-up of two properties under construction at December 31, 2016. The increase was also due to an approximate $10.0 million bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014. The increase was partially offset by a decrease related to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations in 2016, as well as the disposition of three other operating properties, in 2015 and the disposition of one dual-phased operating property and six other operating properties in 2016. See further discussions of our 2016 operations as compared to 2015 in "Results of Operations."
Net cash from investing activities during the year ended December 31, 2016 totaled approximately $690.4 million as compared to net cash used in investing activities of approximately $293.2 million during the year ended December 31, 2015. During 2016, we received approximately $623.0 million, net of expenses, from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as approximately $515.8 million, net of expenses, from the sale of one dual-phased operating property and six other properties and one land holding. These cash inflows were partially offset by cash outflows for property development and capital improvements of approximately $343.0 million during 2016 as compared to approximately $411.8 million in 2015, primarily due to the completion of nine operating properties in 2015 and 2016, and the completion of repositions at several of our operating properties. The expenditures related to property development and capital improvements during the years ended December 31, 2016 and 2015 included the following:

	December 31,
(in millions)	2016	2015
Expenditures for new development, including land	$220.4	$285.8
Capitalized interest, real estate taxes, and other capitalized indirect costs	29.8	30.9
Reposition expenditures	23.1	31.2
Capital expenditures	69.7	63.9
Total	$343.0	$411.8
During the year ended December 31, 2016, cash outflows also included the purchase of a short-term investment for $100 million. During the year ended December 31, 2015, cash outflows also included $13.8 million relating to capital improvements and reposition expenditures from our discontinued operations. These cash outflows were offset by proceeds of approximately $145.0 million from the sale of three operating properties and two land holdings.
Net cash used in financing activities totaled approximately $904.2 million during the year ended December 31, 2016 as compared to approximately $273.2 million during the year ended December 31, 2015. During 2016, we had net payments of

$244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $663.4 million to pay distributions to common shareholders and non-controlling interest holders which included the $4.25 per common share special dividend payment made on September 30, 2016. During 2015, we used $250.0 million to repay maturing unsecured notes payable and approximately $3.0 million to pay principal amortization payments. We also used approximately $253.1 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two consolidated joint ventures. The cash flows for 2015 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $244.0 million.
The following is a discussion of our cash flows for the years ended December 31, 2015 and 2014.
Net cash from operating activities was approximately $423.2 million during the year ended December 31, 2015 as compared to approximately $418.5 million during the year ended December 31, 2014. The increase was primarily due to higher net property-level net operating income, primarily due to the growth in revenues directly attributable to increased rental rates from our same store communities and growth in non-same store properties primarily relating to the acquisition of one operating property in 2014, the stabilization of one operating property in 2014 and five operating properties in 2015, the completion and partial lease-up of three operating properties during the third and fourth quarters of 2015, and the partial lease-up of one property under construction at December 31, 2015. These increases in net cash from operating activities were partially offset by the disposition of five operating properties in 2014 and three operating properties in 2015. These decreases were also due to an approximate $10.0 million bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014, as well as the timing of the first interest payment relating to the $250 million, 3.68% unsecured notes issued in September 2014, which was made in the first quarter of 2015. See further discussions of our 2015 operations as compared to 2014 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2015 totaled approximately $293.2 million as compared to approximately $326.6 million during the year ended December 31, 2014. Cash outflows for property development and capital improvements from continuing operations were approximately $411.8 million during 2015 as compared to approximately $497.1 million during 2014, primarily due to the completion of nine operating properties in 2014 and 2015, and the completion of repositions at several of our operating properties. The expenditures related to property development and capital improvements during the years ended December 31, 2015 and 2014 included the following:

	December 31,
(in millions)	2015	2014
Expenditures for new development, including land	$285.8	$342.1
Capitalized interest, real estate taxes, and other capitalized indirect costs	30.9	34.1
Reposition expenditures	31.2	64.4
Capital expenditures	63.9	56.5
Total	$411.8	$497.1
During the year ended December 31, 2015, cash outflows also included approximately $13.8 million relating to capital improvements and reposition expenditures from our discontinued operations. These cash outflows were offset by proceeds, net of expenses, of approximately $145.0 million from the sale of three operating properties and two land holdings. Additional cash outflows for the year ended December 31, 2014 related to the acquisition of one operating property for approximately $62.3 million and capital improvements from our discontinued operations of approximately $6.2 million. Net cash used in investing activities during the year ended December 31, 2014 was partially offset by cash inflows of approximately $237.6 million, net of expenses, from the sale of five operating properties and four land holdings in 2014, and the distributions received from our joint ventures of approximately $6.4 million relating to the sale of two operating properties in February 2014.
Net cash used in financing activities totaled approximately $273.2 million during the year ended December 31, 2015 as compared to net cash provided by financing activities of $43.5 million during the year ended December 31, 2014. During 2015, we used $250.0 million to repay maturing unsecured notes payable and approximately $3.0 million to pay principal amortization payments. We also used approximately $253.1 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $9.5 million to acquire the remaining non-controlling interests in two fully consolidated joint ventures. The cash flows for the year ended December 31, 2015 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of approximately $244.0 million. During 2014, we received net proceeds of approximately $248.1 million from the issuance in September 2014 of $250.0 million unsecured notes payable and net proceeds of approximately $66.2 million from the issuance of approximately 0.9 million common shares from our ATM program. The cash inflows during 2014 were partially offset by approximately $236.5 million used for distributions paid to common shareholders and non-controlling interest holders, approximately $32.3 million used to repay maturing secured mortgage notes payable, and approximately $4.0 million used for principal amortization payments.

Financial Flexibility
We have a $600.0 million unsecured credit facility which matures in August 2019, with two six-month options to extend the maturity date at our election to August 2020. Additionally, we have the option to further increase our credit facility to $900.0 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300.0 million or the remaining amount available under the credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2016, we had no balances outstanding on our $600.0 million credit facility and we had outstanding letters of credit totaling approximately $12.7 million, leaving approximately $587.3 million available under our credit facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2016 we had approximately 87.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In November 2014, we created an at-the-market share offering program (the "ATM program") through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe payments of debt in 2017 are manageable at approximately $276.0 million which represents approximately 11.1% of our total outstanding debt, and includes scheduled principal amortization of approximately $1.2 million. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $240.6 million. Of this amount, we expect to incur costs between approximately $150 million and $170 million during 2017 and to incur the remaining costs during 2018 and 2019. Additionally, we expect to incur costs between approximately $20 million and $30 million related to the start of new development activities, between approximately $24 million and $28 million of additional redevelopment expenditures and between approximately $60 million and $64 million of additional recurring capital expenditures during 2017.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages. We continue to evaluate our operating properties and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2016, our Board of Trust Managers also declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, which was paid on September 30, 2016. The special dividend consisted of gains on dispositions of assets completed in 2016 and enabled us to distribute 100% of our taxable income; we also paid equivalent amounts per unit to holders of the common operating partnership units. In December 2016, we announced our Board of Trust Managers had declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of December 16, 2016. This dividend was subsequently paid on January 17, 2017 and we paid equivalent amounts per unit to holders of common operating partnership units. Excluding the special dividend and aggregated with previous 2016 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.00 per share or unit for the year ended December 31, 2016.
In the first quarter of 2017, the Company's Board of Trust Managers maintained the $0.75 quarterly dividend rate per common share. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2017, our annualized dividend rate for 2017 would be $3.00.
The following table summarizes our known contractual cash obligations as of December 31, 2016:

(in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Debt maturities (1)(2)	$2,480.6	$276.0	$173.8	$643.2	$(1.1)	$249.1	$1,139.6
Interest payments (2)(3)	454.1	98.3	89.1	63.2	55.4	49.1	99.0
Non-cancelable lease payments	21.7	2.9	2.7	2.5	2.5	2.5	8.6
Unfunded commitments under notes receivable	0.8	0.8	—	—	—	—	—
	$2,957.2	$378.0	$265.6	$708.9	$56.8	$300.7	$1,247.2

(1)	Includes scheduled principal payments and amortization of debt discounts and debt issuance costs.

(2)
Subsequent to December 31, 2016, we gave notice of advance repayment on our tax-exempt secured note payable of approximately $30.7 million in February 2017, which was initially due to mature in 2028. This table reflects this repayment in 2017.

(3)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2016.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2016, our unconsolidated joint ventures had outstanding debt of approximately $518.7 million, of which our proportionate share was approximately $162.4 million. As of December 31, 2016, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
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
Principles of Consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined by GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment.
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
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2016.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. We believe our primary market risk exposure relates to interest rate risk. Derivatives are not entered into for speculative purposes.

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2016 and 2015.

	December 31, 2016				December 31, 2015
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,274.9	5.0	4.7%	91.7%	$2,273.3	6.0	4.7%	83.4%
Variable rate debt	205.7	3.2	1.4	8.3	451.4	3.8	1.2%	16.6%
We have historically used variable rate indebtedness available under our unsecured credit facility and other short-term borrowings to initially fund acquisitions and our development pipeline. To the extent we utilize our unsecured credit facility and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $99.2 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $2.1 million, holding all other variables constant.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 13, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2017 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2017.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2017 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2017 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2017 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2016.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	105,066	$48.27	1,057,960
Equity compensation plans not approved by security holders	—	—	—
Total	105,066	$48.27	1,057,960
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

At December 31, 2016, approximately 3.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.1 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2017 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2017.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2017 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 11, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest	Form S-11 filed on September 15, 1993 (Registration No. 33-68736)

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.7	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on May 31, 2011

4.8	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.9	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on May 31, 2011

4.10	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.11	Form of Camden Property Trust 3.50% Notes due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers	Form S-11 filed on July 9, 1993 (Registration No. 33-63588)

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.31	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.32	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

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

24.1
Powers of Attorney for Heather J. Brunner, Scott S. Ingraham, Renu Khator, Lewis A. Levey, William B. McGuire, Jr., F. Gardner Parker, William F. Paulsen, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook
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

February 13, 2017	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 13, 2017
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 13, 2017
D. Keith Oden

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 13, 2017
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 13, 2017
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Heather J. Brunner	Trust Manager	February 13, 2017

*
Scott S. Ingraham	Trust Manager	February 13, 2017

*
Renu Khator	Trust Manager	February 13, 2017

*
Lewis A. Levey	Trust Manager	February 13, 2017

*
William B. McGuire, Jr.	Trust Manager	February 13, 2017

*
F. Gardner Parker	Trust Manager	February 13, 2017

*
William F. Paulsen	Trust Manager	February 13, 2017

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 13, 2017

*
Steven A. Webster	Trust Manager	February 13, 2017

*
Kelvin R. Westbrook	Trust Manager	February 13, 2017

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Camden Property Trust
Houston, Texas
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Camden Property Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 2017

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2016	2015
Assets
Real estate assets, at cost
Land	$967,375	$989,247
Buildings and improvements	5,967,023	5,911,432
	$6,934,398	$6,900,679
Accumulated depreciation	(1,890,656)	(1,780,694)
Net operating real estate assets	$5,043,742	$5,119,985
Properties under development, including land	442,292	486,918
Investments in joint ventures	30,254	33,698
Discontinued operations held for sale, including land	—	239,063
Total real estate assets	$5,516,288	$5,879,664
Accounts receivable – affiliates	24,028	25,100
Other assets, net	142,010	116,260
Short-term investments	100,000	—
Cash and cash equivalents	237,364	10,617
Restricted cash	8,462	5,971
Total assets	$6,028,152	$6,037,612
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,583,236	$1,824,930
Secured	897,352	899,757
Accounts payable and accrued expenses	137,813	133,353
Accrued real estate taxes	49,041	45,223
Distributions payable	69,161	64,275
Other liabilities	118,959	97,814
Total liabilities	$2,855,562	$3,065,352
Commitments and contingencies (Note 13)
Non-qualified deferred compensation share awards	77,037	79,364
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,694 and 100,636 issued; 97,818 and 97,571 outstanding at December 31, 2016 and 2015, respectively	978	976
Additional paid-in capital	3,678,277	3,662,864
Distributions in excess of net income attributable to common shareholders	(289,180)	(458,577)
Treasury shares, at cost (10,330 and 10,703 common shares, at December 31, 2016 and 2015, respectively)	(373,339)	(386,793)
Accumulated other comprehensive loss	(1,863)	(1,913)
Total common equity	$3,014,873	$2,816,557
Non-controlling interests	80,680	76,339
Total equity	$3,095,553	$2,892,896
Total liabilities and equity	$6,028,152	$6,037,612
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Property revenues
Rental revenues	$750,597	$721,816	$686,642
Other property revenues	125,850	113,802	103,621
Total property revenues	$876,447	$835,618	$790,263
Property expenses
Property operating and maintenance	$206,780	$202,105	$194,574
Real estate taxes	104,575	98,895	91,126
Total property expenses	$311,355	$301,000	$285,700
Non-property income
Fee and asset management	$6,864	$6,999	$9,832
Interest and other income	2,202	597	842
Income (loss) on deferred compensation plans	5,511	(264)	3,937
Total non-property income	$14,577	$7,332	$14,611
Other expenses
Property management	$25,125	$23,055	$22,070
Fee and asset management	3,848	4,742	5,341
General and administrative	47,415	46,233	51,005
Interest	93,145	97,312	94,906
Depreciation and amortization	250,146	240,944	222,055
Expense (benefit) on deferred compensation plans	5,511	(264)	3,937
Total other expenses	$425,190	$412,022	$399,314
Gain on sale of operating properties, including land	295,397	104,288	159,289
Impairment associated with land holdings	—	—	(1,152)
Equity in income of joint ventures	7,125	6,168	7,023
Income from continuing operations before income taxes	$457,001	$240,384	$285,020
Income tax expense	(1,617)	(1,872)	(1,903)
Income from continuing operations	$455,384	$238,512	$283,117
Income from discontinued operations	7,605	19,750	18,197
Gain on sale of discontinued operations, net of tax	375,237	—	—
Net income	$838,226	$258,262	$301,314
Less income allocated to non-controlling interests from continuing operations	(18,403)	(8,947)	(9,225)
Net income attributable to common shareholders	$819,823	$249,315	$292,089
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Earnings per share – basic
Earnings per common share from continuing operations	$4.81	$2.55	$3.08
Earnings per common share from discontinued operations	4.27	0.22	0.21
Total earnings per common share – basic	$9.08	$2.77	$3.29
Earnings per share – diluted
Earnings per common share from continuing operations	$4.79	$2.54	$3.06
Earnings per common share from discontinued operations	4.26	0.22	0.21
Total earnings per common share – diluted	$9.05	$2.76	$3.27
Weighted average number of common shares outstanding – basic	89,580	89,120	88,084
Weighted average number of common shares outstanding – diluted	89,903	89,490	88,468
Net income attributable to common shareholders
Income from continuing operations	$455,384	$238,512	$283,117
Less income allocated to non-controlling interests from continuing operations	(18,403)	(8,947)	(9,225)
Income from continuing operations attributable to common shareholders	$436,981	$229,565	$273,892
Income from discontinued operations, including gain on sale	$382,842	$19,750	$18,197
Net income attributable to common shareholders	$819,823	$249,315	$292,089
Consolidated Statements of Comprehensive Income
Net income	$838,226	$258,262	$301,314
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	—	(417)
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	(80)	357	(970)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	130	149	74
Comprehensive income	$838,276	$258,768	$300,001
Less income allocated to non-controlling interests from continuing operations	(18,403)	(8,947)	(9,225)
Comprehensive income attributable to common shareholders	$819,873	$249,821	$290,776
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
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			819,823			18,403	838,226
Other comprehensive income					50		50
Net share awards		15,213		9,783			24,996
Employee share purchase plan		944		753			1,697
Common share options exercised (45 shares)		1,003		2,918			3,921
Change in classification of deferred compensation plan		(13,956)					(13,956)
Change in redemption value of non-qualified share awards			(9,145)				(9,145)
Diversification of share awards within deferred compensation plan		11,931	13,497				25,428
Conversions and redemptions of operating partnership units (8 shares)		290				(370)	(80)
Cash distributions declared to equity holders ($7.25 per share)			(654,778)			(13,692)	(668,470)
Other	2	(12)					(10)
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$838,226	$258,262	$301,314
Net income from discontinued operations, including gain on sale	(382,842)	(19,750)	(18,197)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	250,146	240,944	222,055
Gain on sale of operating properties, including land	(295,397)	(104,288)	(159,289)
Impairment associated with land holdings	—	—	1,152
Distributions of income from joint ventures	7,057	6,387	7,399
Equity in income of joint ventures	(7,125)	(6,168)	(7,023)
Share-based compensation	20,123	17,674	15,552
Net change in operating accounts and other	281	(5,761)	22,298
Net cash from continuing operating activities	$430,469	$387,300	$385,261
Net cash from discontinued operating activities	12,594	35,938	33,267
Net cash from operating activities	$443,063	$423,238	$418,528
Cash flows from investing activities
Development and capital improvements	$(342,952)	$(411,799)	$(497,124)
Acquisition of operating properties	—	—	(62,260)
Proceeds from sales of operating properties, including land	515,754	145,044	237,625
Purchase of short-term investments	(100,000)	—	—
Distributions from investments in joint ventures	3,512	2,512	6,350
Other	(6,994)	(15,217)	(4,945)
Net cash from continuing investing activities	$69,320	$(279,460)	$(320,354)
Proceeds from discontinued operations	622,982	—	—
Net cash from discontinued investing activities	(1,890)	(13,775)	(6,233)
Net cash from investing activities	$690,412	$(293,235)	$(326,587)
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,305,000	$1,466,000	$2,246,000
Repayments on unsecured credit facility and other short-term borrowings	(1,549,000)	(1,222,000)	(2,246,000)
Proceeds from notes payable	—	—	248,078
Repayment of notes payable	(3,077)	(253,043)	(36,340)
Distributions to common shareholders and non-controlling interests	(663,363)	(253,129)	(236,514)
Purchase of non-controlling interests	—	(9,500)	—
Proceeds from issuance of common shares	—	—	66,225
Other	6,203	(1,559)	2,033
Net cash from financing activities	$(904,237)	$(273,231)	$43,482
Net increase (decrease) in cash, cash equivalents, and restricted cash	229,238	(143,228)	135,423
Cash, cash equivalents, and restricted cash, beginning of year	16,588	159,816	24,393
Cash, cash equivalents, and restricted cash, end of year	$245,826	$16,588	$159,816
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$237,364	$10,617	$153,918
Restricted cash	8,462	5,971	5,898
Total cash, cash equivalents, and restricted cash, end of year	245,826	16,588	159,816
Supplemental information
Cash paid for interest, net of interest capitalized	$93,302	$96,179	$86,711
Cash paid for income taxes	2,424	1,889	1,658
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$69,161	$64,275	$60,386
Value of shares issued under benefit plans, net of cancellations	19,006	18,336	19,310
Accrual associated with construction and capital expenditures	22,762	24,175	22,456
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2016, we owned interests in, operated, or were developing 159 multifamily properties comprised of 55,366 apartment homes across the United States. Of the 159 properties, seven properties were under construction, and will consist of a total of 2,573 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At December 31, 2016, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we continue to consolidate these operating partnerships.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and our initial equity investment is remeasured to fair value at the date the controlling interest is acquired; any difference between the carrying value of the previously held equity investment and the fair value is recognized in earnings at the time of obtaining control. Upon our adoption of Accounting Standard Update 2017-01 ("ASU 2017-01") on January 1, 2017, as discussed below in Recent Accounting Pronouncements, we believe most future transaction costs relating to acquisition of operating assets will be capitalized. Prior to our adoption of ASU 2017-01 transaction costs associated with the acquisition of operating assets were expensed as incurred. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of below market leases is included in other liabilities in our consolidated balance sheets and the net carrying value of in-place leases is included in other assets, net in our consolidated balance sheets.
Revenues recognized related to below market leases and amortization expense related to in-place leases for the years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31,
(in millions)	2016	2015	2014
Revenues related to below market leases	$—	$0.1	$0.2
Amortization of in-place leases	$—	$0.5	$1.4
The weighted average amortization period of below market leases and in-place leases was approximately eight months and seven months for the years ended and December 31, 2015 and 2014, respectively. There were no below market leases or in-place leases during the year ended December 31, 2016.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2016 or 2015. See Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for discussion of impairment during the year ended December 31, 2014.
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
Short-term Investments. At December 31, 2016, our short-term investments consists of certificates of deposit which have original maturities of more than three months but less than one year.  The carrying value of our short-term investments approximate their fair values due to the short-term nature of these investments.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are completed, the total capitalized development cost of each apartment home is transferred from properties under development including land to buildings and improvements.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $18.2 million, $19.3 million, and $22.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Capitalized real estate taxes were approximately $4.5 million, $3.6 million, and $4.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Discontinued Operations. A property is classified as a discontinued operation when the disposal represents a strategic shift, such as disposal of a major line of business, a major geographical area or a major equity investment. The results of operations for properties sold during the period or classified as held for sale at the end of the period, and meeting the above criteria of discontinued operations, are classified as discontinued operations for all periods presented. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties meeting the criteria of discontinued operations is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Consolidated operating properties sold or classified as held for sale, which do not meet the above criteria of discontinued operations are not included in discontinued operations and the related gains and losses are included in continuing operations. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
See Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for discussion of discontinued operations for the year ended December 31, 2016, 2015 and 2014.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2016 and 2015, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. Our rental and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from six to eighteen months, with monthly payments due in advance. All other sources of income, including interest and fee and asset management income, are recognized as earned. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentation. We reclassified certain insignificant amounts in the consolidated statements of cash flows for the years ended December 31, 2015 and 2014. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities. Additionally, we adopted Accounting Standards Update 2016-18 ("ASU 2016-18"), "Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force)." as of December 31, 2016. ASU 2016-18 requires the change in restricted cash to be reported with cash and cash equivalents when reconciling between beginning and ending amounts shown on our consolidated statement of cash flows, and is to be applied retrospectively for all periods presented. See Recent Accounting Pronouncements below for the impact of the reclassifications made in prior periods as a result of our adoption of ASU 2016-18.
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
Our notes receivable relate to real estate secured loans to unaffiliated third parties. At December 31, 2016, we had one outstanding notes receivable balance of approximately $17.2 million and at December 31, 2015, we had two outstanding notes receivable balances of an aggregate of approximately $13.2 million. The weighted average interest rates were approximately 4.1% for each of the years ended December 31, 2016 and 2015, respectively, related to such notes. At December 31, 2016, we were also committed to funding an additional $0.8 million under the note. Interest is recognized over the lives of the notes and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. There were no impairments as of December 31, 2016 or 2015.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for each of the years ended December 31, 2016, 2015, and 2014.
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
Recent Accounting Pronouncements. In the second quarter of 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 (“ASU 2014-09”), "Revenue from Contracts with Customers." ASU 2014-09 prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard, and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective with cumulative-effect transition method. We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, as the majority of our revenue is derived from real estate lease contracts we do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates most real estate specific lease provisions, and, (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Entities are required to use a modified retrospective approach when transitioning to ASU 2016-02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted and we plan to early adopt ASU 2016-02 as of January 1, 2018 in conjunction with the adoption of ASU 2014-09 discussed above. Based on a preliminary assessment, we expect most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on our consolidated balance sheets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017, and it will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." ASU 2016-15 clarifies how several specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-15 as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU 2016-18, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied retrospectively to each period presented. We adopted ASU 2016-18 as of December 31, 2016. Prior to our adoption of ASU 2016-18, we reported the change in restricted cash within the investing activities in our consolidated statement of cash flows. As a result of our adoption of ASU 2016-18, cash and cash equivalents in our consolidated statements of cash flows increased by approximately $6.0 million and $5.9 million in 2015 and 2014, respectively, to reflect the restricted cash balances. Additionally, net cash used in investing activities decreased by approximately $0.1 million in 2015 and increased by approximately $0.7 million in 2014.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.4 million, 2.6 million, and 2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$436,981	$229,565	$273,892
Amount allocated to participating securities	(6,304)	(2,052)	(2,687)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$430,677	$227,513	$271,205
Discontinued operations, including gain on sale, attributable to common shareholders	382,842	19,750	18,197
Net income attributable to common shareholders – basic	$813,519	$247,263	$289,402

Earnings per common share from continuing operations	$4.81	$2.55	$3.08
Earnings per common share from discontinued operations	4.27	0.22	0.21
Total earnings per common share – basic	$9.08	$2.77	$3.29

Weighted average number of common shares outstanding – basic	89,580	89,120	88,084

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$430,677	$227,513	$271,205
Discontinued operations, including gain on sale, attributable to common shareholders	382,842	19,750	18,197
Net income attributable to common shareholders – diluted	$813,519	$247,263	$289,402

Earnings per common share from continuing operations	$4.79	$2.54	$3.06
Earnings per common share from discontinued operations	4.26	0.22	0.21
Total earnings per common share – diluted	$9.05	$2.76	$3.27

Weighted average number of common shares outstanding – basic	89,580	89,120	88,084
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	323	370	384
Weighted average number of common shares outstanding – diluted	89,903	89,490	88,468

4. Common Shares
In November 2014, we created an at-the-market share offering program (the "ATM program") through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from any future sales under the ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development, redevelopment and investment projects and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the ATM program. There were no shares sold during the years ended December 31, 2016 and 2015, and no shares have been sold through the date of this filing under the ATM program.
The following table presents activity under our ATM program for the year ended December 31, 2014:

(in thousands, except per share amounts)	Year Ended December 31, 2014
Total net consideration	$15,690.2
Common shares sold	209.7
Average price per share	$76.28
In January 2008, our Board of Trust Managers approved a plan to allow for the repurchase of up to $500.0 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. Under this program, we repurchased 4.3 million shares for a total of approximately $230.2 million from April 2007 through December 31, 2008 and there have not been any shares repurchased subsequent to that date. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2016, we had approximately 87.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In addition to our quarterly dividends, our Board of Trust Managers declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, consisting of gains on dispositions of assets completed in 2016, which was paid on September 30, 2016. We also paid equivalent amounts per unit to holders of the common operating partnership units.
5. Operating Partnerships
At December 31, 2016, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2016, we held 92% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units, and one of our 12 trust managers owns Camden Operating common limited partnership units.
At December 31, 2016, approximately 34% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). The Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2016, we held 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of the Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our 12 trust managers own Camden Summit Partnership common limited partnership units.

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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2016, 2015 and 2014 as income tax expense. Income taxes for the years ended December 31, 2016, 2015 and 2014, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2016, 2015 and 2014 is set forth in the following table:

	Year Ended December 31,
	2016	2015	2014
Common Share Distributions
Ordinary income	$—	$1.88	$1.23
Long-term capital gain	5.02	0.70	1.02
Unrecaptured Sec. 1250 gain	2.23	0.22	0.39
Total	$7.25	$2.80	$2.64
Percentage of distributions representing tax preference items	0.34%	3.73%	4.17%
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2016, our taxable REIT subsidiaries had net operating loss carryforwards (“NOL’s”) of approximately $0.1 million which expire in years 2034 to 2036. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because we believe it is unlikely the available NOL’s will be utilized or if utilized, any amounts will be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2016 exceeded the tax basis by approximately $1.5 billion.
Income Tax Expense. For the tax year ended December 31, 2016 , we had income tax expense of approximately $1.6 million, and for each of the tax years ended December 31, 2015 and 2014, we had income tax expense of approximately $1.9 million. Income tax for the years ended December 31, 2016, 2015, and 2014 was comprised mainly of state income tax and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2016, 2015, and 2014, our deferred tax expense was not significant.
Camden Property Trust's and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2013 through 2015. NOL's and other tax attributes generated in years prior to 2013 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.

7. Acquisitions, Dispositions, Impairment, and Discontinued Operations
Acquisitions of Land. During the year ended December 31, 2016, we acquired an aggregate of approximately 4.6 acres of land located in Denver, Colorado and Charlotte, North Carolina for approximately $19.9 million. The acquisition of 2.4 acres in Denver, Colorado in September 2016 was funded with cash on hand and from the use of $13.0 million which we had placed with a qualified intermediary in connection with a like-kind exchange related to the sale of one of the Las Vegas properties discussed below. All of the land parcels acquired in 2016 are currently in development as of December 31, 2016. During the year ended December 31, 2015, we acquired approximately 58.1 acres of land located in Phoenix, Arizona, Los Angeles, California, and Gaithersburg, Maryland for approximately $59.1 million.
Acquisition of Non-controlling Ownership Interest. We did not acquire any additional non-controlling ownership interest in 2016. In March 2015, we purchased the remaining 0.01% non-controlling interest in two fully consolidated joint ventures, which own an aggregate of 798 apartment homes located in College Park, Maryland and Irvine, California, for approximately $9.5 million. The acquisitions of the remaining ownership interests were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional paid-in capital. See Note 14, "Non-controlling Interests," for the effect of changes in ownership interests of these former joint ventures on the equity attributable to common shareholders.
Land Holding Dispositions and Impairment. During the year ended December 31, 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million. During the year ended December 31, 2015, we sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for approximately $1.1 million and recognized a gain of approximately $0.3 million. In 2014, we sold approximately 2.4 acres of land adjacent to an operating property in Dallas, Texas for approximately $0.8 million. We recognized a $1.2 million impairment charge related to this land parcel, which represented the difference between the land holding’s carrying value and the sales price. During the year ended December 31, 2014, we also sold approximately 26.9 acres of land adjacent to current development and operating communities located in Atlanta, Georgia and Houston and Dallas, Texas for approximately $22.9 million and recognized a gain of approximately $3.6 million related to these land sales.
Sale of Operating Properties. During the year ended December 31, 2016, we sold one dual-phased property and six other operating properties comprised of an aggregate of 3,184 apartment homes with an average age of 24 years, located in Landover and Frederick, Maryland; Fullerton, California; and Tampa, Altamonte Springs, and St. Petersburg, Florida for an aggregate of approximately $523.4 million, and recognized a gain of approximately $294.9 million.

In 2015, we sold three operating properties, comprised of an aggregate of 1,376 apartment homes located in Brandon and Tampa, Florida and Austin, Texas for an aggregate of approximately $147.4 million and we recognized a gain of approximately $104.0 million relating to these property sales. During the year ended December 31, 2014, we sold five operating properties comprised of 1,847 apartment homes located in Atlanta, Georgia, Dallas, Texas, Orlando and Tampa, Florida and Charlotte, North Carolina for approximately $218.3 million and we recognized a gain of approximately $155.7 million relating to these property sales.

Discontinued Operations and Assets Held for Sale. In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million, net of closing costs. We placed $13.0 million of the proceeds from this disposition with a qualified intermediary for use in a like-kind exchange and, in September 2016, the exchange was successfully completed with the Denver, Colorado land purchase described above. There were no additional discontinued operations during the years ended December 31, 2015 or 2014.

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

The following is a summary of income from discontinued operations for the years ended December 31, 2016, 2015, and 2014 relating to the 15 operating properties and the retail center sold in April 2016:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Property revenues	$19,184	$57,310	$53,715
Property expenses	(6,898)	(20,716)	(19,608)
	$12,286	$36,594	$34,107
Property management expense	(242)	(706)	(619)
Depreciation and amortization	(4,327)	(16,138)	(15,291)
Income tax expense	(112)	—	—
Income from discontinued operations	$7,605	$19,750	$18,197
Gain on sale of discontinued operations, net of tax	$375,237	$—	$—
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, "the Funds") at December 31, 2016 and 2015, and two Funds at December 31, 2014, with our ownership interest ranging from 20.0% to 31.3%. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. We have a 20.0% ownership interest in this third fund, and it did not own any properties in 2016 or 2015. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2016	2015
Total assets	$726.9	$748.0
Total third-party debt	518.7	527.0
Total equity	184.0	195.3

	2016	2015	2014
Total revenues	$119.8	$114.5	$105.6
Gain on sale of operating properties, net of tax	—	—	18.5
Net income	14.8	12.0	26.9
Equity in income (1)	7.1	6.2	7.0

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
In December 2014, the partnership agreements for two of the Funds were amended, resulting in the extension of the term of each Fund to December 31, 2026 and our ownership interests in the Funds were increased from 20.0% to 31.3% effective December 23, 2014.
The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2016, we had no outstanding guarantees related to loans of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $5.3 million, $5.8 million, and $8.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
In February 2014, two of the Funds each sold an operating property, comprised of 558 apartment homes, for approximately $65.6 million. Our proportionate share of the gains on these transactions was approximately $3.6 million and was reported as a component of equity in income of joint ventures in the consolidated statements of income and comprehensive income.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2016	2015
Commercial banks
Unsecured credit facility	$—	$225.0
Unsecured short-term borrowings	—	19.0
	$—	$244.0

Senior unsecured notes (1)
5.83% Notes, due 2017	$246.6	$246.3
4.78% Notes, due 2021	248.4	248.0
3.15% Notes, due 2022	346.0	345.4
5.07% Notes, due 2023	247.2	246.8
4.36% Notes, due 2024	248.2	248.0
3.68% Notes, due 2024	246.8	246.4
	$1,583.2	$1,580.9

Total unsecured notes payable	1,583.2	1,824.9

Secured notes (1)
1.25% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	866.7	867.4
Tax-exempt Mortgage Note, originally due 2028 (2.18% floating rate)	30.7	32.4
	897.4	899.8
Total notes payable	$2,480.6	$2,724.7

Other floating rate debt included in secured notes (1.25%)	$175.0	$175.0
Value of real estate assets, at cost, subject to secured notes	$1,598.9	$1,568.9

(1)	Unamortized debt discounts and debt issuance costs of $15.7 million and $18.6 million are included in senior unsecured and secured notes payable as of December 31, 2016 and 2015, respectively.

In August 2015, we amended and restated our $500 million unsecured credit facility, which extended the maturity date from September 2015 to August 2019, with two six-month options to extend the maturity date at our election to August 2020, and increased the availability to $600 million, with the option to further increase it to $900 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300 million or the remaining amount available under the credit facility. This credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2016, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $12.7 million, leaving approximately $587.3 million available under our credit facility.
At December 31, 2016 and 2015, we had outstanding floating rate debt of approximately $205.7 million and $451.4 million, respectively, which included our unsecured credit facility and unsecured short-term borrowings, and the weighted average interest rate on this debt was approximately 1.4% and 1.2% for the years ended December 31, 2016 and 2015, respectively.
Our indebtedness, which includes our unsecured credit facility, had a weighted average maturity of 4.9 years at December 31, 2016. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2016:

(in millions)	Amount	Weighted Average Interest Rate
2017 (1)	$276.0	5.4%
2018	173.8	1.2
2019	643.2	5.4
2020 (2)	(1.1)	—
2021	249.1	4.8
Thereafter (1)	1,139.6	4.0
Total	$2,480.6	4.4%

(1)
Subsequent to December 31, 2016, we gave notice of advance repayment on our tax-exempt secured note payable of approximately $30.7 million in February 2017, which was initially due to mature in 2028. This table reflects this repayment in 2017.

(2)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.
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

At December 31, 2016, approximately 3.6 million fungible units were available under the 2011 Share Plan, which results in approximately 1.1 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
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
Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.2 million, 0.1 million and 0.4 million options were exercised during the years ended December 31, 2016, 2015, and 2014, respectively. The total intrinsic value of options exercised was approximately $8.9 million, $2.0 million, and $7.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there was no unrecognized compensation cost related to unvested options. At December 31, 2016, all options outstanding were exercisable and had a weighted average remaining life of approximately 2.0 years.

The following table summarizes outstanding share options, all of which were exercisable, at December 31, 2016:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$30.06	65,460	$30.06
$75.17	26,752	75.17
$85.05	12,854	85.05
Total options	105,066	$48.27

(1)
The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 was approximately $3.8 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $84.07 per share on December 31, 2016 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the years ended December 31, 2016, 2015, and 2014, we granted approximately 12.9 thousand, 26.8 thousand and 84.5 thousand reload options, respectively. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the years ended December 31, 2016, 2015 and 2014 vested immediately. Approximately $0.1 million, $0.2 million and $0.3 million was expensed in 2016 and 2015, and 2014 respectively, on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average fair value of options granted	$6.71	$5.52 - $7.38	$3.55 - $8.17
Expected volatility	18.0%	16.5% - 18.8%	22.6% - 23.2%
Risk-free interest rate	0.9%	1.0% - 1.3%	0.1% - 1.1%
Expected dividend yield	3.8%	3.5% - 3.7%	3.5%
Expected life	3 years	3 years - 4 years	6 months - 4 years
Our computations of expected volatility for 2016, 2015, and 2014 are based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. To estimate forfeitures, we use actual forfeiture history. At December 31, 2016, the unamortized value of previously issued unvested share awards was approximately $25.7 million which is expected to be amortized over the next two years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $27.2 million, $19.2 million, and $17.1 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $21.3 million, $18.6 million, and $16.0 million for 2016, 2015 and 2014, respectively. Total capitalized compensation cost for option and share awards was approximately $3.8 million, $3.5 million, and $2.7 million for 2016, 2015 and 2014, respectively.

The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2013	634,361	$41.59	831,298	$59.77
Granted	84,452	64.75	314,614	65.78
Exercised/Vested	(375,316)	47.85	(305,372)	55.97
Forfeited	(21,686)	62.32	(21,597)	64.14
Balance at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	257,749	74.53
Exercised/Vested	(53,358)	37.69	(313,628)	61.10
Forfeited	—	—	(12,818)	67.96
Balance at December 31, 2015	295,205	$42.49	750,246	$68.09
Granted	12,854	85.05	270,978	74.92
Exercised/Vested	(202,993)	42.19	(398,492)	68.16
Forfeited	—	—	(18,245)	70.63
Total options and nonvested share awards outstanding at December 31, 2016	105,066	$48.27	604,487	$71.03
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

	2016	2015	2014
Shares purchased	20,797	14,655	25,728
Weighted average fair value of shares purchased	$82.33	$74.66	$71.19
Expense recorded (in millions)	$0.4	$0.2	$0.5
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2016 and 2015, approximately 1.8 million share awards were held in the rabbi trust. Additionally, as of December 31, 2016 and 2015, the rabbi trust held trading securities totaling approximately $34.5 million and $37.1 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2016 and 2015, approximately $22.7 million and $23.6 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.

Non-Qualified Deferred Compensation Share Awards. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective.

We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.1 million and 1.3 million share awards were held in the plan at December 31, 2016 and 2015, respectively. Additionally, as of December 31, 2016 and 2015, the plan held trading securities totaling approximately $59.5 million and $30.8 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
In July 2013, we amended and restated the plan to permit diversification of fully vested share awards into other equity securities subject to a six month holding period. In February 2014, we adopted the Second Amendment and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan to clarify certain terms in the existing plan relating to the deferral of performance based compensation. Balances within temporary equity in our consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities.
The following table summarizes the eligible share award activity for the twelve months ended December 31:

(in thousands)	2016	2015
Temporary equity:
Balance at inception/beginning of period	$79,364	$68,134
Change in classification	13,956	10,999
Change in redemption value	9,145	3,788
Diversification of share awards	(25,428)	(3,557)
Balance at December 31	$77,037	$79,364
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation, subject to limitations. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for each of the years ended December 31, 2016, 2015 and 2014 was approximately $2.7 million, $2.6 million and $2.2 million, respectively. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.
11. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2016				December 31, 2015
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$80.6	$—	$—	$80.6	$53.6	$—	$—	$53.6

(1)
Approximately $8.3 million and $8.4 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2016 and 2015, respectively. Approximately $25.4 million and $3.6 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the nine months ended December 31, 2016 and the year ended December 31, 2015, respectively.

Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” There were no non-recurring fair value adjustments during the years ended December 31, 2016 or 2015.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2016 and 2015, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2016		December 31, 2015
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Fixed rate notes payable	$2,274.9	$2,347.0	$2,273.3	$2,358.8
Floating rate notes payable (1)	205.7	200.5	451.4	441.3

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings at December 31, 2015.
12. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Change in assets:
Other assets, net	$(3,551)	$(1,687)	$(1,951)
Change in liabilities:
Accounts payable and accrued expenses	(2,309)	(15,478)	19,342
Accrued real estate taxes	5,526	6,386	4,025
Other liabilities	(2,361)	2,245	(1,701)
Other	2,976	2,773	2,583
Change in operating accounts and other	$281	$(5,761)	$22,298
13. Commitments and Contingencies
Construction Contracts. As of December 31, 2016, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $240.6 million. We intend to fund this amount through a combination of one or more of the following: cash and cash equivalents, short-term investments, cash flows generated from operations, draws on our unsecured credit facility, proceeds from property dispositions, the use of debt and equity offerings under our automatic shelf registration statement, equity issued from our ATM program, other unsecured borrowings, and secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2016, we had $0.6 million in refundable earnest money deposits for potential acquisitions of land which are included in other assets, net in our consolidated balance sheets.
Lease Commitments. At December 31, 2016, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $4.1 million, $3.4 million, and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Minimum annual rental commitments for the years ending December 31, 2017 through 2021 are approximately $2.9 million, $2.7 million, $2.5 million, $2.5 million and $2.5 million, respectively, and approximately $8.6 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2016, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2017. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
14. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

(in thousands)	2016	2015	2014
Net income attributable to common shareholders	$819,823	$249,315	$292,089
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	290	86	52
Decrease in additional paid-in-capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	—	(9,480)	—
Change in common equity and net transfers from non-controlling interests	$820,113	$239,921	$292,141

(1)	Refer to Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations," for further discussion of acquisitions.

15. Quarterly Financial Data (unaudited)
Summarized quarterly financial data, which has been adjusted for discontinued operations as discussed in Note 7, "Acquisitions, Dispositions, Impairment, and Discontinued Operations" for the years ended December 31, 2016 and 2015, is as follows:

(in thousands, except per share amounts)	First		Second		Third		Fourth		Total (a)
2016:
Revenues	$217,595		$221,478		$220,235		$217,139		$876,447
Net income attributable to common shareholders	41,730		446,302		290,898		40,893		819,823
Net income attributable to common shareholders per share – basic	0.46		4.94	(b)	3.23	(c)	0.45		9.08
Net income attributable to common shareholders per share – diluted	0.46		4.92	(b)	3.21	(c)	0.45		9.05
2015:
Revenues	$201,608		$206,432		$212,593		$214,985		$835,618
Net income attributable to common shareholders	115,599		36,079		37,044		60,593		249,315
Net income attributable to common shareholders per share – basic	1.29	(d)	0.40		0.41		0.67	(e)	2.77
Net income attributable to common shareholders per share – diluted	1.27	(d)	0.40		0.41		0.67	(e)	2.76

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $32,235, or $0.36 basic and diluted per share, impact related to a gain on sale of one operating property.

(c)	Includes a $262,719, or $2.93 basic and $2.92 diluted per share, impact related to a gain on sale of one dual-phased operating property and five other operating properties.

(d)	Includes an $85,192, or $0.96 basic and $0.94 diluted per share, impact related to a gain on sale of two operating properties and land.

(e)	Includes an $18,870, or $0.21 basic and diluted per share, impact related to a gain on sale of one operating property.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2016 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,435	$11	$5,511	$62,446	$67,957	$4,247	$63,710		2016
Camden Copper Square	4,825	23,672	7,033	4,825	30,705	35,530	16,530	19,000		2000
Camden Foothills	11,006	33,712	1	11,006	33,713	44,719	3,381	41,338		2014
Camden Hayden	9,248	35,255	18	9,248	35,273	44,521	2,948	41,573		2015
Camden Legacy	4,068	26,612	12,341	4,068	38,953	43,021	23,323	19,698		1998
Camden Montierra	13,687	31,727	5,020	13,687	36,747	50,434	6,095	44,339		2012
Camden Pecos Ranch	3,362	24,492	4,836	3,362	29,328	32,690	6,611	26,079		2012
Camden San Marcos	11,520	35,166	5,445	11,520	40,611	52,131	6,921	45,210		2012
Camden San Paloma	6,480	23,045	8,925	6,480	31,970	38,450	15,154	23,296		2002
Camden Sotelo	3,376	30,576	802	3,376	31,378	34,754	3,965	30,789		2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	9,377	9,381	63,587	72,968	29,769	43,199		2001
Camden Glendale	21,492	93,554	20	21,492	93,574	115,066	6,270	108,796		2015
Camden Harbor View	16,079	127,459	15,608	16,079	143,067	159,146	55,185	103,961	$92,562	2003
Camden Main and Jamboree	17,363	75,387	1,394	17,363	76,781	94,144	16,182	77,962	47,573	2008
Camden Martinique	28,401	51,861	18,959	28,401	70,820	99,221	39,941	59,280	30,691	1998
Camden Sea Palms	4,336	9,930	3,961	4,336	13,891	18,227	8,110	10,117		1998
The Camden	18,286	115,376	3	18,286	115,379	133,665	3,189	130,476		2016
San Diego/Inland Empire
Camden Landmark	17,339	71,315	1,798	17,339	73,113	90,452	11,721	78,731		2012
Camden Old Creek	20,360	71,777	2,506	20,360	74,283	94,643	23,303	71,340		2007
Camden Sierra at Otay Ranch	10,585	49,781	5,091	10,585	54,872	65,457	23,362	42,095		2003
Camden Tuscany	3,330	36,466	4,423	3,330	40,889	44,219	16,895	27,324		2003
Camden Vineyards	4,367	28,494	3,137	4,367	31,631	35,998	14,234	21,764		2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	1,579	8,091	45,582	53,673	6,840	46,833		2012
Camden Caley	2,047	17,445	6,064	2,047	23,509	25,556	11,661	13,895	15,326	2000
Camden Denver West	6,396	51,552	7,835	6,396	59,387	65,783	8,016	57,767		2012
Camden Flatirons	$6,849	$72,493	$20	$6,849	$72,513	$79,362	$6,833	$72,529		2015
Camden Highlands Ridge	2,612	34,726	12,041	2,612	46,767	49,379	23,600	25,779		1996
Camden Interlocken	5,293	31,612	10,057	5,293	41,669	46,962	21,790	25,172	$27,386	1999
Camden Lakeway	3,915	34,129	14,000	3,915	48,129	52,044	25,949	26,095	29,219	1997
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	2,573	4,835	25,177	30,012	9,042	20,970		2005
Camden College Park	16,409	91,503	7,398	16,409	98,901	115,310	19,027	96,283		2008
Camden Dulles Station	10,807	61,548	3,376	10,807	64,924	75,731	18,163	57,568		2008
Camden Fair Lakes	15,515	104,223	10,403	15,515	114,626	130,141	40,501	89,640		2005
Camden Fairfax Corner	8,484	72,953	8,130	8,484	81,083	89,567	26,850	62,717		2006
Camden Fallsgrove	9,408	43,647	4,788	9,408	48,435	57,843	17,834	40,009		2005
Camden Grand Parc	7,688	35,900	2,401	7,688	38,301	45,989	13,396	32,593		2005
Camden Lansdowne	15,502	102,267	8,473	15,502	110,740	126,242	39,777	86,465		2005
Camden Largo Town Center	8,411	44,163	3,549	8,411	47,712	56,123	16,852	39,271		2005
Camden Monument Place	9,030	54,089	1,464	9,030	55,553	64,583	17,281	47,302		2007
Camden NoMa	19,442	82,302	51	19,442	82,353	101,795	10,455	91,340		2014
Camden Potomac Yard	16,498	88,317	1,478	16,498	89,795	106,293	26,233	80,060		2008
Camden Roosevelt	11,470	45,785	1,267	11,470	47,052	58,522	16,956	41,566		2005
Camden Russett	13,460	61,837	5,203	13,460	67,040	80,500	24,330	56,170	45,003	2005
Camden Silo Creek	9,707	45,301	2,245	9,707	47,546	57,253	17,040	40,213		2005
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	11,393	12,185	59,009	71,194	22,702	48,492		2005
Camden Boca Raton	2,201	50,062	62	2,201	50,124	52,325	4,723	47,602		2014
Camden Brickell	14,621	57,031	11,728	14,621	68,759	83,380	25,949	57,431		2005
Camden Doral	10,260	40,416	6,527	10,260	46,943	57,203	16,683	40,520		2005
Camden Doral Villas	6,476	25,543	6,659	6,476	32,202	38,678	11,988	26,690		2005
Camden Las Olas	12,395	79,518	9,380	12,395	88,898	101,293	32,491	68,802		2005
Camden Plantation	6,299	77,964	8,533	6,299	86,497	92,796	31,702	61,094		2005
Camden Portofino	9,867	38,702	5,706	9,867	44,408	54,275	16,319	37,956		2005
Orlando
Camden Hunter's Creek	4,156	20,925	5,145	4,156	26,070	30,226	9,747	20,479		2005
Camden Lago Vista	$3,497	$29,623	$4,481	$3,497	$34,104	$37,601	$12,642	$24,959		2005
Camden LaVina	12,907	42,617	209	12,907	42,826	55,733	9,653	46,080		2012
Camden Lee Vista	4,350	34,643	6,117	4,350	40,760	45,110	21,084	24,026		2000
Camden Orange Court	5,319	40,733	2,636	5,319	43,369	48,688	12,631	36,057		2008
Camden Town Square	13,127	45,997	175	13,127	46,172	59,299	8,758	50,541		2012
Camden World Gateway	5,785	51,821	7,464	5,785	59,285	65,070	20,801	44,269		2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	12,145	7,450	75,428	82,878	37,207	45,671		1998/2002
Camden Montague	3,576	16,534	184	3,576	16,718	20,294	3,821	16,473		2012
Camden Preserve	1,206	17,982	7,447	1,206	25,429	26,635	14,567	12,068		1997
Camden Royal Palms	2,147	38,339	2,758	2,147	41,097	43,244	12,789	30,455		2007
Camden Westchase Park	11,955	36,254	169	11,955	36,423	48,378	7,287	41,091		2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	7,438	7,174	39,422	46,596	15,322	31,274	$22,590	2005
Camden Creekstone	5,017	19,912	2,067	5,017	21,979	26,996	3,532	23,464		2012
Camden Deerfield	4,895	21,922	6,955	4,895	28,877	33,772	11,072	22,700	19,191	2005
Camden Dunwoody	5,290	23,642	8,056	5,290	31,698	36,988	12,410	24,578	21,136	2005
Camden Fourth Ward	10,477	51,258	462	10,477	51,720	62,197	4,810	57,387		2014
Camden Midtown Atlanta	6,196	33,828	9,290	6,196	43,118	49,314	15,596	33,718	20,534	2005
Camden Paces	15,262	102,377	124	15,262	102,501	117,763	8,789	108,974		2015
Camden Peachtree City	6,536	29,063	6,459	6,536	35,522	42,058	13,187	28,871		2005
Camden Shiloh	4,181	18,798	5,130	4,181	23,928	28,109	9,352	18,757	10,483	2005
Camden St. Clair	7,526	27,486	7,278	7,526	34,764	42,290	13,860	28,430	21,614	2005
Camden Stockbridge	5,071	22,693	3,837	5,071	26,530	31,601	10,234	21,367	14,311	2005
Camden Vantage	11,787	68,822	2,226	11,787	71,048	82,835	9,245	73,590		2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$7,866	$4,503	$38,116	$42,619	$15,357	$27,262	$25,986	2005
Camden Cotton Mills	4,246	19,147	5,918	4,246	25,065	29,311	10,341	18,970		2005
Camden Dilworth	516	16,633	2,195	516	18,828	19,344	6,611	12,733	13,053	2006
Camden Fairview	1,283	7,223	3,939	1,283	11,162	12,445	5,098	7,347		2005
Camden Foxcroft	1,408	7,919	4,099	1,408	12,018	13,426	5,483	7,943		2005
Camden Foxcroft II	1,152	6,499	2,489	1,152	8,988	10,140	3,723	6,417		2005
Camden Grandview	7,570	33,859	8,128	7,570	41,987	49,557	16,267	33,290		2005
Camden Sedgebrook	5,266	29,211	7,003	5,266	36,214	41,480	14,502	26,978	21,274	2005
Camden South End Square	6,625	29,175	8,732	6,625	37,907	44,532	13,976	30,556		2005
Camden Stonecrest	3,941	22,021	5,776	3,941	27,797	31,738	11,479	20,259		2005
Camden Touchstone	1,203	6,772	2,925	1,203	9,697	10,900	4,581	6,319		2005
Raleigh
Camden Crest	4,412	31,108	5,551	4,412	36,659	41,071	13,417	27,654		2005
Camden Governor's Village	3,669	20,508	3,566	3,669	24,074	27,743	9,404	18,339	12,984	2005
Camden Lake Pine	5,746	31,714	8,333	5,746	40,047	45,793	15,924	29,869	26,172	2005
Camden Manor Park	2,535	47,159	2,448	2,535	49,607	52,142	17,650	34,492	29,631	2006
Camden Overlook	4,591	25,563	8,409	4,591	33,972	38,563	13,724	24,839		2005
Camden Reunion Park	3,302	18,457	6,037	3,302	24,494	27,796	9,797	17,999	19,931	2005
Camden Westwood	4,567	25,519	5,037	4,567	30,556	35,123	11,839	23,284	19,878	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	696	2,684	21,627	24,311	6,893	17,418		2008
Camden Gaines Ranch	5,094	37,100	9,595	5,094	46,695	51,789	17,738	34,051		2005
Camden Huntingdon	2,289	17,393	9,781	2,289	27,174	29,463	16,392	13,071		1995
Camden La Frontera	3,250	32,376	7	3,250	32,383	35,633	3,377	32,256		2015
Camden Lamar Heights	3,988	42,773	34	3,988	42,807	46,795	4,359	42,436		2015
Camden Stoneleigh	3,498	31,285	7,578	3,498	38,863	42,361	14,188	28,173		2006
Corpus Christi
Camden Breakers	1,055	13,024	9,004	1,055	22,028	23,083	13,403	9,680		1996
Camden Copper Ridge	1,204	9,180	8,508	1,204	17,688	18,892	13,757	5,135		1993
Camden Miramar	—	38,784	21,083	—	59,867	59,867	25,274	34,593		1994-2014
Dallas/Fort Worth
Camden Addison	$11,516	$29,332	$7,250	$11,516	$36,582	$48,098	$8,298	$39,800		2012
Camden Belmont	12,521	61,522	2,227	12,521	63,749	76,270	10,514	65,756		2012
Camden Buckingham	2,704	21,251	9,438	2,704	30,689	33,393	17,237	16,156		1997
Camden Centreport	1,613	12,644	6,240	1,613	18,884	20,497	10,497	10,000		1997
Camden Cimarron	2,231	14,092	7,115	2,231	21,207	23,438	13,663	9,775		1997
Camden Farmers Market	17,341	74,193	18,121	17,341	92,314	109,655	41,654	68,001	$50,643	2001/2005
Camden Henderson	3,842	15,256	335	3,842	15,591	19,433	2,969	16,464		2012
Camden Legacy Creek	2,052	12,896	6,212	2,052	19,108	21,160	11,448	9,712		1997
Camden Legacy Park	2,560	15,449	7,279	2,560	22,728	25,288	13,368	11,920	13,843	1997
Camden Valley Park	3,096	14,667	13,924	3,096	28,591	31,687	26,535	5,152		1994
Camden Victory Park	13,445	71,113	2	13,445	71,115	84,560	2,432	82,128		2016
Houston
Camden City Centre	4,976	44,735	2,318	4,976	47,053	52,029	14,801	37,228	33,749	2007
Camden City Centre II	5,101	28,131	52	5,101	28,183	33,284	5,304	27,980		2013
Camden Greenway	16,916	43,933	18,563	16,916	62,496	79,412	33,584	45,828	52,320	1999
Camden Holly Springs	11,108	42,852	10,939	11,108	53,791	64,899	11,147	53,752		2012
Camden Midtown	4,583	18,026	9,292	4,583	27,318	31,901	15,458	16,443	28,020	1999
Camden Oak Crest	2,078	20,941	5,256	2,078	26,197	28,275	11,560	16,715	17,295	2003
Camden Park	4,922	16,453	4,906	4,922	21,359	26,281	4,359	21,922		2012
Camden Plaza	7,204	31,044	1,774	7,204	32,818	40,022	6,912	33,110	20,288	2007
Camden Post Oak	14,056	92,515	11,936	14,056	104,451	118,507	13,277	105,230		2013
Camden Royal Oaks	1,055	20,046	1,369	1,055	21,415	22,470	7,796	14,674		2006
Camden Royal Oaks II	587	12,743	16	587	12,759	13,346	2,760	10,586		2012
Camden Stonebridge	1,016	7,137	5,162	1,016	12,299	13,315	7,942	5,373		1993
Camden Sugar Grove	7,614	27,594	2,728	7,614	30,322	37,936	5,784	32,152		2012
Camden Travis Street	1,780	29,104	784	1,780	29,888	31,668	8,306	23,362	21,598	2010
Camden Vanderbilt	16,076	44,918	21,333	16,076	66,251	82,327	41,401	40,926	73,068	1994/1997
Camden Whispering Oaks	1,188	26,242	1,149	1,188	27,391	28,579	8,608	19,971		2008

Total current communities:	$958,240	$5,162,501	$733,801	$958,240	$5,896,302	$6,854,542	$1,888,883	$4,965,659	$897,352

Communities under construction:
Name / location
Camden Gallery (1) Charlotte, NC		$58,444			$58,444	$58,444	$1,527	$56,917		N/A
Camden Lincoln Station (1) Denver, CO		50,521			50,521	50,521	239	50,282		N/A
Camden NoMa II Washington, DC		99,254			99,254	99,254	—	99,254		N/A
Camden Shady Grove Rockville, MD		90,345			90,345	90,345	7	90,338		N/A
Camden McGowen Station Houston, TX		35,646			35,646	35,646	—	35,646		N/A
Camden Washingtonian Gaithersburg, MD		31,753			31,753	31,753	—	31,753		N/A
Camden North End I Phoenix, AZ		25,530			25,530	25,530	—	25,530		N/A

Total communities under construction:	$—	$391,493	$—	$—	$391,493	$391,493	$1,773	$389,720	$—

Development pipeline communities:
Name/location
Camden Grandview II Charlotte, NC		$6,073			$6,073	$6,073		$6,073		N/A
Camden Buckhead Atlanta, GA		14,836			14,836	14,836		14,836		N/A
Camden RiNo Denver, CO		17,014			17,014	17,014		17,014		N/A
Camden Gallery II Charlotte, NC		998			998	998		998		N/A
Camden Arts District Los Angeles, CA		16,770			16,770	16,770		16,770		N/A
Camden Conte Houston, TX		22,422			22,422	22,422		22,422		N/A
Camden North End II Phoenix, AZ		11,457			11,457	11,457		11,457		N/A
Camden Atlantic Plantation, FL		14,224			14,224	14,224		14,224		N/A
Camden Paces III Atlanta, GA		11,127			11,127	11,127		11,127		N/A
Total development pipeline communities:	$—	$114,921	$—	$—	$114,921	$114,921	$—	$114,921	$—

Land Holdings	$—	$11,058		$—	$11,058	$11,058		$11,058		N/A
Corporate	—	4,676		—	4,676	4,676		4,676		N/A

	$—	$15,734	$—	$—	$15,734	$15,734	$—	$15,734	$—

TOTAL	$958,240	$5,684,649	$733,801	$958,240	$6,418,450	$7,376,690	$1,890,656	$5,486,034	$897,352

(1)
Property is in lease-up at December 31, 2016. Balances presented here includes costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2016. These costs related to completed unit turns for these properties.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2016 (in thousands)	Schedule III

The changes in total real estate assets as adjusted for discontinued operations for the years ended December 31:

	2016	2015	2014
Balance, beginning of period	$7,387,597	$6,998,233	$6,655,139
Additions during period:
Acquisition of operating properties and unconsolidated joint ventures	—	—	61,736
Development and repositions	278,447	347,429	469,040
Improvements	65,892	66,640	52,000
Deductions during period:
Cost of real estate sold – other	(355,246)	(24,705)	(172,475)
Classification to held for sale	—	—	(67,207)
Balance, end of period	$7,376,690	$7,387,597	$6,998,233
The changes in accumulated depreciation for the years ended December 31:
	2016	2015	2014
Balance, beginning of period	$1,780,694	$1,557,004	$1,477,147
Depreciation of real estate assets	243,403	233,955	213,964
Dispositions	(133,441)	(10,265)	(94,043)
Transfers to held for sale	—	—	(40,064)
Balance, end of period	$1,890,656	$1,780,694	$1,557,004
The aggregate cost for federal income tax purposes at December 31, 2016 was $6.2 billion.

S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2016					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	(c)	(d)	$18,000	$17,224

(a)	The aggregate cost at December 31, 2016 for federal income tax purposes was approximately $17,224.

(b)
This loan currently bears interest at 4% and will increase to 7% on any unpaid principal balance on the later of January 1, 2018 or January 1 of the year following completion of our planned apartment project at an adjacent location.

(c)	This loan matures on October 1 in the 13th year following the year of completion of the parking garage.

(d)	Periodic payments are currently interest only, and will consist of interest and principal payments following the year of completion of the parking garage through maturity.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2016	2015	2014
Balance, beginning of period	$13,161	$3,395	$3,395
Additions:
Advances under real estate loans	7,458	9,766	—
Deductions:
Collections of principal and loan payoff	(3,395)	—	—
Balance, end of period	$17,224	$13,161	$3,395

S-3