Form 10-Q
period 2017-03-31
CAMDEN PROPERTY TRUST
filed 2017-05-05
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 28, 2017, 87,641,678 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2017	December 31, 2016
Assets
Real estate assets, at cost
Land	$984,523	$967,375
Buildings and improvements	6,071,203	5,967,023
	$7,055,726	$6,934,398
Accumulated depreciation	(1,952,809)	(1,890,656)
Net operating real estate assets	$5,102,917	$5,043,742
Properties under development, including land	377,107	442,292
Investments in joint ventures	30,062	30,254
Total real estate assets	$5,510,086	$5,516,288
Accounts receivable – affiliates	23,634	24,028
Other assets, net	147,922	142,010
Short-term investments	—	100,000
Cash and cash equivalents	245,529	237,364
Restricted cash	8,175	8,462
Total assets	$5,935,346	$6,028,152
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,583,819	$1,583,236
Secured	866,476	897,352
Accounts payable and accrued expenses	120,086	137,813
Accrued real estate taxes	24,682	49,041
Distributions payable	69,326	69,161
Other liabilities	123,654	118,959
Total liabilities	$2,788,043	$2,855,562
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	75,704	77,037
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,719 and 100,694 issued; 97,763 and 97,818 outstanding at March 31, 2017 and December 31, 2016, respectively	978	978
Additional paid-in capital	3,675,737	3,678,277
Distributions in excess of net income attributable to common shareholders	(317,642)	(289,180)
Treasury shares, at cost (10,125 and 10,330 common shares at March 31, 2017 and December 31, 2016, respectively)	(365,923)	(373,339)
Accumulated other comprehensive loss	(1,829)	(1,863)
Total common equity	$2,991,321	$3,014,873
Non-controlling interests	80,278	80,680
Total equity	$3,071,599	$3,095,553
Total liabilities and equity	$5,935,346	$6,028,152
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Property revenues
Rental revenues	$188,102	$187,119
Other property revenues	31,419	30,476
Total property revenues	$219,521	$217,595
Property expenses
Property operating and maintenance	$51,548	$50,269
Real estate taxes	27,920	26,880
Total property expenses	$79,468	$77,149
Non-property income
Fee and asset management	$1,748	$1,765
Interest and other income	634	224
Income on deferred compensation plans	4,617	63
Total non-property income	$6,999	$2,052
Other expenses
Property management	$7,027	$7,140
Fee and asset management	884	952
General and administrative	12,868	12,223
Interest	22,956	23,790
Depreciation and amortization	63,734	62,091
Expense on deferred compensation plans	4,617	63
Total other expenses	$112,086	$106,259
Loss on early retirement of debt	(323)	—
Gain on sale of land	—	443
Equity in income of joint ventures	1,817	1,497
Income from continuing operations before income taxes	$36,460	$38,179
Income tax expense	(471)	(315)
Income from continuing operations	$35,989	$37,864
Income from discontinued operations	—	5,076
Net income	$35,989	$42,940
Less income allocated to non-controlling interests from continuing operations	(1,128)	(1,210)
Net income attributable to common shareholders	$34,861	$41,730
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Earnings per share – basic
Earnings per common share from continuing operations	$0.39	$0.41
Earnings per common share from discontinued operations	—	0.05
Total earnings per common share - basic	$0.39	$0.46
Earnings per share – diluted
Earnings per common share from continuing operations	$0.39	$0.41
Earnings per common share from discontinued operations	—	0.05
Total earnings per common share – diluted	$0.39	$0.46
Distributions declared per common share	$0.75	$0.75
Weighted average number of common shares outstanding – basic	89,925	89,344
Weighted average number of common shares outstanding – diluted	90,949	90,509
Condensed Consolidated Statements of Comprehensive Income
Net income	$35,989	$42,940
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	34	32
Comprehensive income	$36,023	$42,972
Less income allocated to non-controlling interests from continuing operations	(1,128)	(1,210)
Comprehensive income attributable to common shareholders	$34,895	$41,762
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			34,861			1,128	35,989
Other comprehensive income					34		34
Net share awards		468		7,416			7,884
Employee share purchase plan		78					78
Common share options exercised		77					77
Change in classification of deferred compensation plan		(4,234)					(4,234)
Change in redemption value of non-qualified share awards			3,925				3,925
Diversification of share awards within deferred compensation plan		954	688				1,642
Conversions of operating partnership units		117				(117)	—
Cash distributions declared to equity holders			(67,936)			(1,413)	(69,349)
Equity, March 31, 2017	$978	$3,675,737	$(317,642)	$(365,923)	$(1,829)	$80,278	$3,071,599

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$35,989	$42,940
Income from discontinued operations	—	(5,076)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	63,734	62,091
Loss on early retirement of debt	323	—
Gain on sale of land	—	(443)
Distributions of income from joint ventures	1,720	1,483
Equity in income of joint ventures	(1,817)	(1,497)
Share-based compensation	4,449	4,759
Net change in operating accounts and other	(31,413)	(16,920)
Net cash from continuing operating activities	$72,985	$87,337
Net cash from discontinued operating activities	—	9,173
Net cash from operating activities	$72,985	$96,510
Cash flows from investing activities
Development and capital improvements	$(62,783)	$(73,065)
Proceeds from sales of operating properties, including land	—	2,000
Maturities of short-term investments	100,000	—
Other	(2,442)	(3,257)
Net cash from continuing investing activities	$34,775	$(74,322)
Net cash from other discontinued investing activities	—	(3,671)
Net cash from investing activities	$34,775	$(77,993)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$—	$966,000
Repayments on unsecured credit facility and other short-term borrowings	—	(925,000)
Repayment of notes payable	(31,214)	(610)
Distributions to common shareholders and non-controlling interests	(69,161)	(64,249)
Other	493	1,067
Net cash from financing activities	$(99,882)	$(22,792)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,878	(4,275)
Cash, cash equivalents, and restricted cash, beginning of year	245,826	16,588
Cash, cash equivalents, and restricted cash, end of year	$253,704	$12,313
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$245,529	$6,935
Restricted cash	8,175	5,378
Total cash, cash equivalents, and restricted cash, end of year	$253,704	$12,313
Supplemental information
Cash paid for interest, net of interest capitalized	$15,767	$16,552
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$69,236	$69,020
Value of shares issued under benefit plans, net of cancellations	16,934	17,545
Accrual associated with construction and capital expenditures	16,685	30,157
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2017, we owned interests in, operated, or were developing 159 multifamily properties comprised of 55,366 apartment homes across the United States. Of the 159 properties, six properties were under construction as of March 31, 2017, and will consist of a total of 2,250 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At March 31, 2017, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we continue to consolidate these operating partnerships.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2016 Annual Report on Form 10-K. Certain amounts in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from financing activities. Additionally, we adopted Accounting Standards Update ("ASU") 2016-18 ("ASU 2016-18"), "Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force)" as of December 31, 2016, which required the change in restricted cash to be reported with cash and cash equivalents when reconciling between beginning and ending amounts shown on our consolidated statement of cash flows, and was to be applied retrospectively for all periods presented. Prior to our adoption of ASU 2016-18, we reported the change in restricted cash within investing activities in our condensed statements of cash flows. As a result of our adoption of this standard and the retrospective application, cash and cash equivalents in our consolidated statements of cash flows for the quarter ended March 31, 2016 increased by approximately $5.4 million to reflect the restricted cash balances and net cash used in investing activities decreased by approximately $0.6 million. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the full year.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2017 or 2016.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $4.4 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. Capitalized real estate taxes were approximately $0.6 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and above and below market leases)	underlying lease term

Discontinued Operations. A property is classified as a discontinued operation when the disposal represents a strategic shift, such as disposal of a major line of business, a major geographical area or a major equity investment. The results of operations for properties sold during the period or classified as held for sale at the end of the period, and meeting the above criteria of discontinued operations, are classified as discontinued operations for all periods presented. The property-specific components of earnings classified as discontinued operations include separately identifiable property-specific revenues, expenses, depreciation, and interest expense, if any. The gain or loss resulting from the eventual disposal of the held for sale properties meeting the criteria of discontinued operations is also classified within discontinued operations. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying condensed consolidated balance sheets for all periods presented. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Consolidated operating properties sold or classified as held for sale, which do not meet the above criteria of discontinued operations are not included in discontinued operations and the related gains or losses are included in continuing operations. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
See Note 5, "Acquisitions, Dispositions and Discontinued Operations," for a discussion of discontinued operations for the three months ended March 31, 2016. There were no discontinued operations for the three months ended March 31, 2017.

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
Financial Instrument Fair Value Disclosures. As of March 31, 2017 and December 31, 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Notes Receivable. Our notes receivable, which are included in other assets, net, in our condensed consolidated balance sheets, relate to real estate secured loans to unaffiliated third parties. At March 31, 2017 and December 31, 2016, we had one outstanding notes receivable balance of approximately $17.7 million and $17.2 million, respectively. The weighted average interest rate on the notes receivable balances outstanding was approximately 4.0% and 4.1% for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we were also committed to funding additional amounts under the loan in the amount of approximately $0.3 million. Interest is recognized over the life of the note and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We will adopt ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, and are currently evaluating the impact this standard may have on our consolidated financial statements. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard, and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective with cumulative-effect transition method and provide the required disclosures. We have identified our revenue streams and are continuing to evaluate the impact on our consolidated financial statements and internal accounting processes; however, as the majority of our revenue is derived from real estate lease contracts, we do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates most real estate specific lease provisions, and, (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Entities are required to use a modified retrospective approach when transitioning to ASU 2016-02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted and we plan to early adopt ASU 2016-02 as of January 1, 2018 in conjunction with our adoption of ASU 2014-09 discussed above. Based on our preliminary assessment, most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We believe our adoption of the new leasing standard will have an immaterial increase in the assets and liabilities on our consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017 and upon adoption we elected to recognize forfeitures of share-based payment awards as they occur, rather than estimating forfeitures at the time awards are granted. Historically, our estimated forfeitures approximated actual forfeitures and the impact of the change in policy upon our adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements.
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

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.6 million and 1.7 million for the three months ended March 31, 2017 and 2016, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$34,861	$36,654
Amount allocated to participating securities	(38)	(232)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$34,823	$36,422
Income from discontinued operations attributable to common shareholders	—	5,076
Net income attributable to common shareholders – basic	$34,823	$41,498

Earnings per common share from continuing operations	$0.39	$0.41
Earnings per common share from discontinued operations	—	0.05
Total earnings per common share – basic	$0.39	$0.46

Weighted average number of common shares outstanding – basic	89,925	89,344

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$34,823	$36,422
Income allocated to common units from continuing operations	273	328
Income from continuing operations attributable to common shareholders, as adjusted	$35,096	$36,750
Income from discontinued operations attributable to common shareholders	—	5,076
Net income attributable to common shareholders – diluted	$35,096	$41,826

Earnings per common share from continuing operations	$0.39	$0.41
Earnings per common share from discontinued operations	—	0.05
Total earnings per common share – diluted	$0.39	$0.46

Weighted average number of common shares outstanding – basic	89,925	89,344
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	218	355
Common units	806	810
Weighted average number of common shares outstanding – diluted	90,949	90,509

4. Common Shares

In November 2014, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million, with $315.3 million remaining available for sale as of the date of this filing. There were no shares sold during the three months ended March 31, 2017 or 2016, and no shares have been sold through the date of this filing.

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

We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2017, we had approximately 87.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions, Dispositions and Discontinued Operations
Acquisitions of Land. In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million. There were no acquisitions of land during the three months ended March 31, 2017. In February 2016, we acquired approximately 2.0 acres of land in Charlotte, North Carolina for approximately $4.1 million.
Land Holding Dispositions. We did not sell any land during the three months ended March 31, 2017. In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million.

Discontinued Operations. We did not have any discontinued operations for the three months ended March 31, 2017. In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million.
The following is a summary of income from discontinued operations for the three months ended March 31, 2016 relating to the 15 operating properties and the retail center held for sale at March 31, 2016, which were subsequently sold in April 2016.

Three Months Ended March 31,
(in thousands)	2016
Property revenues	$14,827
Property expenses	(5,148)
$9,679
Property management expense	(176)
Depreciation and amortization	(4,327)
Income tax expense	(100)
Income from discontinued operations	$5,076

6. Investments in Joint Ventures
As of March 31, 2017, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three investment funds (collectively, the "Funds"), with our ownership percentages ranging from 20.0% to 31.3%. One of the Funds, in which we have a 20.0% ownership interest, did not own any properties for any periods presented. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2017	December 31, 2016
Total assets	$717.3	$726.9
Total third-party debt	519.2	518.7
Total equity	183.4	184.0

	Three Months Ended March 31,
(in millions)	2017	2016
Total revenues	$30.0	$29.5
Net income	3.8	2.8
Equity in income (1)	1.8	1.5

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of March 31, 2017, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.3 million for each of the three months ended March 31, 2017 and 2016.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2017	December 31, 2016
Senior unsecured notes (1)
5.83% Notes, due 2017	$246.7	$246.6
4.78% Notes, due 2021	248.5	248.4
3.15% Notes, due 2022	346.1	346.0
5.07% Notes, due 2023	247.3	247.2
4.36% Notes, due 2024	248.3	248.2
3.68% Notes, due 2024	246.9	246.8
	$1,583.8	$1,583.2

Secured notes (1)
1.37% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	866.5	866.7
Tax-exempt Mortgage Note (2)	—	30.7
	$866.5	$897.4
Total notes payable	$2,450.3	$2,480.6

Other floating rate debt included in secured notes (1.37%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $14.4 million and $15.7 million are included in senior unsecured and secured notes payable as of March 31, 2017 and December 31, 2016, respectively.

(2)	Due initially in 2028; however, this secured notes payable was repaid in February 2017. See below for further discussion.
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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2017, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $12.7 million, leaving approximately $587.3 million available under our credit facility.
In February 2017, we used available cash on-hand to repay our tax-exempt secured notes payable of approximately $30.7 million, which was due to initially mature in 2028. As a result of the early repayment, we expensed approximately $0.3 million of unamortized loan costs and other fees, which are reflected in the loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income.
At March 31, 2017, we had outstanding floating rate debt of approximately $175.0 million. At March 31, 2016, we had outstanding floating rate debt of approximately $492.1 million, which included amounts borrowed under our unsecured credit facility and unsecured short-term borrowings. The weighted average interest rate on such debt was approximately 1.4% for each of the three months ended March 31, 2017 and 2016.
Our indebtedness had a weighted average maturity of approximately 4.6 years at March 31, 2017. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2017:

(in millions)	Amount	Weighted Average Interest Rate
2017	$245.8	5.8%
2018	173.8	1.4
2019	643.2	5.4
2020 (1)	(1.1)	—
2021	249.1	4.8
Thereafter	1,139.5	4.0
Total	$2,450.3	4.4%

(1)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.
8. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. During the second quarter of 2011, our Board of Trust Managers adopted, and our shareholders approved, the 2011 Share Incentive Plan of Camden Property Trust (as amended, the "2011 Share Plan"). Under the 2011 Share Plan, we may issue up to a total of approximately 9.1 million fungible units (the "Fungible Pool Limit"), which is comprised of approximately 5.8 million new fungible units plus approximately 3.3 million fungible units previously available for issuance under the 2002 Share Incentive Plan of Camden Property Trust based on a 3.45 to 1.0 fungible unit to full value award conversion ratio. Fungible units represent the baseline for the number of shares available for issuance under the 2011 Share Plan. Different types of awards are counted differently against the Fungible Pool Limit, as follows:

•
Each share issued or to be issued in connection with an award, other than an option, right or other award which does not deliver the full value at grant of the underlying shares, will be counted against the Fungible Pool Limit as 3.45 fungible pool units;

•
Options and other awards which do not deliver the full value at grant of the underlying shares and which expire more than five years from date of grant will be counted against the Fungible Pool Limit as one fungible unit; and

•
Options, rights and other awards which do not deliver the full value at grant and expire five years or less from the date of grant will be counted against the Fungible Pool Limit as 0.83 of a fungible unit.

At March 31, 2017, approximately 2.9 million fungible units were available under the 2011 Share Plan, which results in approximately 0.8 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 39,000 options were exercised during the three months ended March 31, 2017, and no options were exercised during the three months ended March 31, 2016. The total intrinsic value of options exercised was approximately $2.0 million during the three months ended March 31, 2017. At March 31, 2017, there was no unrecognized compensation cost related to unvested options. At March 31, 2017, all options outstanding were exercisable and had a weighted average remaining life of approximately 1.7 years.

The following table summarizes outstanding share options, all of which were exercisable, at March 31, 2017:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$30.06	26,114	$30.06
$75.17	26,752	75.17
$80.89 - $85.05	27,476	82.84
Total options	80,342	$63.13

(1)
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2017 was $1.5 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $80.46 per share on March 31, 2017 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the three months ended March 31, 2017, we granted approximately 15,000 reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the three months ended March 31, 2017, vested immediately and approximately $0.1 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Weighted average fair value of options granted	5.25
Expected volatility	18.9%
Risk-free interest rate	1.3%
Expected dividend yield	5.5%
Expected life	2 years

Our computation of expected volatility for 2017 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. Effective with our adoption of ASU 2016-09 on January 1, 2017, we utilized actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," for a further discussion of the adoption and impact of ASU 2016-09 on our consolidated financial statements. At March 31, 2017, the unamortized value of previously issued unvested share awards was approximately $34.8 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was approximately $21.5 million and $20.9 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.7 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million for each of the three months ended March 31, 2017 and 2016.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2017:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2016	105,066	$48.27	604,487	$71.03
Granted	14,622	80.89	205,439	83.55
Exercised/Vested	(39,346)	30.06	(299,368)	71.68
Forfeited	—	—	(3,199)	71.95
Total options and nonvested share awards outstanding at March 31, 2017	80,342	$63.13	507,359	$75.71

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the three months ended March 31, 2017:

(in thousands)	Three Months Ended March 31, 2017
Temporary equity:
Balance at December 31, 2016	$77,037
Change in classification	4,234
Change in redemption value	(3,925)
Diversification of share awards	(1,642)
Balance at March 31, 2017	$75,704

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Change in assets:
Other assets, net	$2,200	$6,073
Change in liabilities:
Accounts payable and accrued expenses	(7,786)	1,768
Accrued real estate taxes	(24,359)	(19,722)
Other liabilities	(2,211)	(5,779)
Other	743	740
Change in operating accounts and other	$(31,413)	$(16,920)

10. Commitments and Contingencies
Construction Contracts. As of March 31, 2017, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $204.5 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2017, we had $2.0 million of non-refundable earnest money deposits for a potential acquisition of land which is included in other assets, net in our condensed consolidated balance sheets. In April 2017, subsequent to quarter end, we acquired this land holding for $20.0 million. See Note 5, "Acquisitions, Dispositions, and Discontinued Operations" for further discussion on this acquisition.

Lease Commitments. At March 31, 2017, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million for each of the three months ended March 31, 2017 and 2016. Minimum annual rental commitments for the remainder of 2017 are $2.2 million, and for the years ending December 31, 2018 through 2021 are approximately $2.7 million, $2.5 million, $2.5 million, and $2.5 million, respectively, and approximately $8.6 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 as income tax expense. Income taxes for the three months ended March 31, 2017 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2017.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2017				December 31, 2016
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$87.5	$—	$—	$87.5	$80.6	$—	$—	$80.6

(1)
Approximately $2.1 million and $8.3 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Approximately $1.6 million and $25.4 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

Non-Recurring Fair Value Disclosures. There were no events during the three month periods ended March 31, 2017 or 2016 which required fair value adjustments of our non-financial assets and non-financial liabilities.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2017 and December 31, 2016, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2017		December 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,275.3	$2,350.5	$2,274.9	$2,347.0
Floating rate notes payable	175.0	172.3	205.7	200.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2016. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of March 31, 2017, we owned interests in, operated, or were developing 159 multifamily properties comprised of 55,366 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three months ended March 31, 2017 reflect an increase in same store revenues of 2.9% as compared to the same period in 2016. This increase was due to higher average rental rates and increased other property income. We believe this sustained increase in our property results was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates, all of which have resulted in higher rental rates. We believe U.S. economic and employment growth is likely to continue during the remainder of 2017 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2017, we had six projects under construction to be comprised of 2,250 apartment homes, with initial occupancy scheduled to occur within the next 15 months. As of March 31, 2017, we estimate the total additional cost to complete the construction of these six projects to be approximately $204.5 million.
Acquisitions
In April 2017, subsequent to quarter end, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings or secured mortgages.
As of March 31, 2017, we had approximately $245.5 million in cash and cash equivalents, and no balances outstanding on our $600 million unsecured credit facility. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our ATM program. We believe debt maturing in 2017 is manageable at $245.8 million, which represents approximately 10.0% of our total outstanding debt. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	March 31, 2017		December 31, 2016
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Dallas, Texas	5,666	14	5,666	14
Washington, D.C. Metro	5,635	16	5,635	16
Atlanta, Georgia	4,246	13	4,246	13
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,076	13	2,753	12
Raleigh, North Carolina	3,054	8	3,054	8
Orlando, Florida	2,962	8	2,962	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,658	7	2,658	7
Tampa, Florida	2,378	6	2,378	6
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	53,116	153	52,793	152
Properties Under Construction
Washington, D.C. Metro	1,227	3	1,227	3
Phoenix, Arizona	441	1	441	1
Houston, Texas	315	1	315	1
Denver, Colorado	267	1	267	1
Charlotte, North Carolina	—	—	323	1
Total Properties Under Construction	2,250	6	2,573	7
Total Properties	55,366	159	55,366	159
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	48,083	137	48,083	137

(1)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2017, stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
The Camden
Hollywood, CA	287	4Q16	1Q17
Completed Construction in Lease-Up
At March 31, 2017, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (2)	% Leased at 4/29/2017	Date of Construction Completion	Estimated Date of Stabilization
Camden Gallery (1)
Charlotte, NC	323	$58.7	95%	1Q17	2Q17
Camden Victory Park
Dallas, TX	423	84.7	86%	3Q16	4Q17
Total	746	$143.4
(1) Stabilization has been achieved at this property subsequent to quarter-end.
(2) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2017 included approximately $377.1 million related to properties under development and land. Of this amount, approximately $246.1 million related to our projects currently under construction. In addition, we had approximately $119.9 million invested primarily in land held for future development related to projects we expect to begin constructing during the next two years and approximately $11.1 million invested in land which we may develop in the future.
Communities Under Construction. At March 31, 2017, we had six consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Lincoln Station (1)
Denver, CO	267	$56.0	$52.2	$27.4	2Q17	1Q18
Camden NoMa II (2)
Washington, DC	405	115.0	104.4	27.3	3Q17	4Q19
Camden Shady Grove (3)
Rockville, MD	457	116.0	98.5	79.0	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	44.6	44.6	2Q18	3Q19
Camden Washingtonian
Gaithersburg, MD	365	90.0	37.4	37.4	4Q18	4Q19
Camden North End I
Phoenix, AZ	441	105.0	30.4	30.4	2Q19	2Q20
Total	2,250	$572.0	$367.5	$246.1

(1)	Property in lease-up and was 45% leased at April 29, 2017.

(2)	Property in lease-up and was 24% leased at April 29, 2017.

(3)	Property in lease-up and was 14% leased at April 29, 2017.

Development Pipeline Communities. At March 31, 2017, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Grandview II
Charlotte, NC	28	$21.0	$6.5
Camden Buckhead (2)
Atlanta, GA	375	104.0	16.6
Camden RiNo
Denver, CO	230	70.0	18.0
Camden Gallery II
Charlotte, NC	5	3.0	1.0
Camden Arts District
Los Angeles, CA	354	150.0	17.4
Camden Conte (3)
Houston, TX	519	170.0	22.8
Camden North End II
Phoenix, AZ	326	73.0	11.7
Camden Atlantic
Plantation, FL	286	62.0	14.5
Camden Paces III
Atlanta, GA	350	100.0	11.4
Total	2,473	$753.0	$119.9

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Camden Buckhead is Phase 2 of our Paces development.

(3)	Anticipated to be developed in two phases. The estimated units, estimated cost, and cost to date represent both phases.

Land Holdings. At March 31, 2017, we had the following investment in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ	14.0	$11.1

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Average monthly property revenue per apartment home	$1,601	$1,523
Annualized total property expenses per apartment home	$6,954	$6,478
Weighted average number of operating apartment homes owned 100%	45,710	47,634
Weighted average occupancy of operating apartment homes owned 100% *	94.7%	95.3%

*	Our one student housing community is excluded from this calculation.

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

Reconciliations of net income to NOI for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$35,989	$42,940
Less: Fee and asset management income	(1,748)	(1,765)
Less: Interest and other income	(634)	(224)
Less: Income on deferred compensation plans	(4,617)	(63)
Plus: Property management expense	7,027	7,140
Plus: Fee and asset management expense	884	952
Plus: General and administrative expense	12,868	12,223
Plus: Interest expense	22,956	23,790
Plus: Depreciation and amortization expense	63,734	62,091
Plus: Expense on deferred compensation plans	4,617	63
Plus: Loss on early retirement of debt	323	—
Less: Gain on sale of land	—	(443)
Less: Equity in income of joint ventures	(1,817)	(1,497)
Plus: Income tax expense	471	315
Less: Income from discontinued operations	—	(5,076)
Net operating income	$140,053	$140,446

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2017 as compared to the same period in 2016 :

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2017	2017	2016	$	%
Property revenues:
Same store communities	41,988	$196,309	$190,753	$5,556	2.9%
Non-same store communities	3,099	18,203	12,890	5,313	41.2
Development and lease-up communities	2,996	3,455	105	3,350	*
Dispositions/other	—	1,554	13,847	(12,293)	(88.8)
Total property revenues	48,083	$219,521	$217,595	$1,926	0.9%
Property expenses:
Same store communities	41,988	$71,700	$68,206	$3,494	5.1%
Non-same store communities	3,099	5,742	4,241	1,501	35.4
Development and lease-up communities	2,996	1,556	89	1,467	*
Dispositions/other	—	470	4,613	(4,143)	(89.8)
Total property expenses	48,083	$79,468	$77,149	$2,319	3.0%

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2017	2017	2016	$	%
Property NOI:
Same store communities	41,988	$124,609	$122,547	$2,062	1.7%
Non-same store communities	3,099	12,461	8,649	3,812	44.1
Development and lease-up communities	2,996	1,899	16	1,883	*
Dispositions/other	—	1,084	9,234	(8,150)	(88.3)
Total property NOI	48,083	$140,053	$140,446	$(393)	(0.3)%

*	Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2016, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2016, excluding assets held for sale. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2016, excluding assets held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations. Other includes non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $2.1 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was due to an increase of approximately $5.6 million in same store property revenues for the three months ended March 31, 2017, partially offset by an increase of approximately $3.5 million in same store property expenses for the three months ended March 31, 2017, as compared to the same period in 2016. The $5.6 million increase in same store property revenues during the three months ended March 31, 2017, as compared to the same period in 2016, was due in part to an increase in same store rental revenues of approximately $3.6 million during the three months ended March 31, 2017, which was primarily due to a 2.6% increase in average rental rates and partially offset by a slight decrease in average occupancy for our same store portfolio during the three months ended March 31, 2017, as compared to the same period in 2016. The increase in same store property revenues was also due to an increase of approximately $2.0 million in other property revenue during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in income from our bulk internet rebilling program.
The $3.5 million increase in same store property expenses during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to higher real estate taxes as a result of increased property valuations at a number of our communities, higher property insurance expenses and higher bulk internet rebilling program expenses.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.7 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was due to an increase of approximately $8.7 million in revenues for the three months ended March 31, 2017, partially offset by an increase of approximately $3.0 million in expenses for the three months ended March 31, 2017, as compared to the same period in 2016. The increases in property revenues and expenses from our non-same store communities were primarily due to five operating properties reaching stabilization during 2016 and the three months ended March 31, 2017. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of two properties during 2016 and the three months ended March 31, 2017, and the partial lease-up of three properties which were under construction at March 31, 2017.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $8.2 million for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily due to the disposition of one dual-phase operating property and six other operating properties in 2016.

Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Fee and asset management	$1,748	$1,765	$(17)	(1.0)%
Interest and other income	634	224	410	*
Income on deferred compensation plans	4,617	63	4,554	*
Total non-property income	$6,999	$2,052	$4,947	241.1%
*    Not a meaningful percentage.
Interest and other income increased approximately $0.4 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was due to higher interest income earned on investments in cash and cash equivalents due to an increase in average cash balances during the three months ended March 31, 2017 as compared to the same period in 2016.
Our deferred compensation plans recognized income of approximately $4.6 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Property management	$7,027	$7,140	$(113)	(1.6)%
Fee and asset management	884	952	(68)	(7.1)
General and administrative	12,868	12,223	645	5.3
Interest	22,956	23,790	(834)	(3.5)
Depreciation and amortization	63,734	62,091	1,643	2.6
Expense on deferred compensation plans	4,617	63	4,554	*
Total other expenses	$112,086	$106,259	$5,827	5.5%
*    Not a meaningful percentage.

Property management expense, which represents regional supervision and accounting costs related to property operations, was relatively flat for the three months ended March 31, 2017, as compared to the same period in 2016, and was 3.2% and 3.3% of total property revenues for the three months ended March 31, 2017 and 2016, respectively.
General and administrative expense increased approximately $0.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase for the three months ended March 31, 2017 was primarily due to higher salary and benefit costs, higher travel expenses and other discretionary expenses as compared to the same period in 2016. General and administrative expenses were 5.8% and 5.6% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended March 31, 2017 and 2016, respectively.
Interest expense for the three months ended March 31, 2017 decreased approximately $0.8 million, as compared to the same period in 2016. The decrease for the three months ended March 31, 2017 was primarily due to lower interest expense on our unsecured credit facility as there were no balances outstanding during the three months ended March 31, 2017 as compared to having amounts outstanding during the same period in 2016. The decrease was partially offset by lower capitalized interest during the three months ended March 31, 2017, resulting from lower average balances in our development pipeline.
Depreciation and amortization expense increased approximately $1.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2017 and 2016. The increase was partially offset by a decrease in depreciation expense related to the disposition of one operating property in June 2016, and the disposition of one dual-phased operating property and six other operating properties in 2016.

Our deferred compensation plans incurred expenses of approximately $4.6 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2017	2016	$	%
Loss on early retirement of debt	$(323)	$—	$(323)	(100.0)%
Gain on sale of land	$—	$443	$(443)	100.0
Equity in income of joint ventures	1,817	1,497	320	21.4
Income tax expense	(471)	(315)	(156)	(49.5)
The $0.3 million loss on early retirement of debt during the three months ended March 31, 2017 is related to the early retirement of our $30.7 million tax-exempt secured notes payable which was due to initially mature in 2028. The loss on early retirement of debt includes the applicable unamortized loan costs and other fees expensed related to this notes payable.
The $0.4 million gain on sale during the three months ended March 31, 2016 related to the sale of approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million. There were no sales completed during the three months ended March 31, 2017.
Equity in income of joint ventures increased approximately $0.3 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in earnings resulting from higher rental revenues from the operating properties owned by the Funds. The increase was also due to lower interest expense from existing secured notes payable of certain operating properties owned by the Funds being restructured during 2016 at lower weighted average interest rates.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Funds from operations
Net income attributable to common shareholders	$34,861	$41,730
Real estate depreciation and amortization, including discontinued operations	62,153	64,812
Adjustments for unconsolidated joint ventures	2,213	2,358
Income allocated to non-controlling interests	1,128	1,210
Funds from operations	$100,355	$110,110

Less: recurring capitalized expenditures	(9,694)	(9,294)
Adjusted funds from operations	$90,661	$100,816

Weighted average shares – basic	89,925	89,344
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	218	355
Common units	1,886	1,894
Weighted average shares – diluted	92,029	91,593

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.3 and 5.5 times for the three months ended March 31, 2017 and 2016, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 79.8% and 80.1% of our properties were unencumbered at March 31, 2017 and 2016, respectively. Our weighted average maturity of debt was approximately 4.6 years at March 31, 2017.

We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2017 including:

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

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2017 and 2016.

Net cash from operating activities was approximately $73.0 million during the three months ended March 31, 2017 as compared to approximately $96.5 million for the same period in 2016. The decrease was primarily due to lower property-level net operating income, primarily due to the disposition in April 2016 of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, and the disposition of one dual-phased operating property and six other operating properties during 2016. The decrease was also due to higher cash bonuses paid to employees as compared to 2016. The decrease was partially offset by a growth in revenues attributable to increased rental rates at our same store communities and growth in the number of non-same store properties resulting from five operating properties reaching stabilization during 2016 and the first three months of 2017, the completion and partial lease-up of two operating properties during 2016 and the first three months of 2017, and the partial lease-up of three properties which were under construction at March 31, 2017. See further discussions of our 2017 operations as compared to 2016 in "Results of Operations."

Net cash from investing activities during the three months ended March 31, 2017 totaled approximately $34.8 million as compared to net cash used in investing activities of approximately $78.0 million for the same period in 2016. During the first three months of 2017, we received approximately $100.0 million from the maturity of a short-term investment. This inflow was partially offset by cash outflows for property development and capital improvements of approximately $62.8 million during the three months ended March 31, 2017. For the three month ended March 31, 2016, cash outflows for property development and capital improvements were approximately $73.1 million. The decrease in property development and capital improvements for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the completion of four consolidated operating properties in 2016 and the three months ended March 31, 2017, and the completion of repositions at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2017 and 2016, included the following:

	Three Months Ended March 31,
(in millions)	2017	2016
Expenditures for new development, including land	$38.3	$48.7
Capitalized interest, real estate taxes, and other capitalized indirect costs	6.7	8.0
Reposition expenditures	6.0	5.1
Capital expenditures	11.8	11.3
Total	$62.8	$73.1
During the three months ended March 31, 2016, cash outflows also included increases of $3.8 million in notes receivable balances outstanding on our real estate secured loans to unaffiliated third parties. These cash outflows were partially offset by proceeds of approximately $2.0 million from the sale of two operating properties and one land holding.

Net cash used in financing activities totaled approximately $99.9 million for the three months ended March 31, 2017 as compared to approximately $22.8 million during the same period in 2016. During the three months ended March 31, 2017, we used approximately $69.2 million to pay distributions to common shareholders and non-controlling interest holders and also repaid our tax-exempt secured notes payable of approximately $30.7 million. During the three months ended March 31, 2016, we used approximately $64.2 million to pay distributions to common shareholders and non-controlling interest holders. The cash flows for the three months ended March 31, 2016 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $41.0 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2017, we had no balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $12.7 million, leaving approximately $587.3 million available under our credit facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2017, we had approximately 87.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and BBB+ with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. Scheduled debt maturities for the remainder of 2017 total approximately $245.8 million, which represents approximately 10.0% of our total outstanding debt. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of six consolidated projects to be approximately $204.5 million. Of this amount, we expect to incur costs between approximately $115 million and $125 million during the remainder of 2017 and to incur the remaining costs during 2018 and 2019. Additionally, we expect to incur costs up to $50 million related to the start of new development activities, approximately $18 million to $22 million of additional redevelopment expenditures and approximately $50 million to $54 million of additional recurring capital expenditures during the remainder of 2017.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In January 2017, our Board of Trust Managers declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of March 31, 2017. The quarterly dividend was subsequently paid on April 17, 2017, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2017, our annualized dividend rate would be $3.00 per share or unit for the year ending December 31, 2017.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2017, our unconsolidated joint ventures had outstanding debt of approximately $519.2 million, of which our proportionate share was approximately $162.5 million. As of March 31, 2017, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the three months ended March 31, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2016.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 5, 2017

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 5, 2017

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 5, 2017
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 5, 2017

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 5, 2017

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.