Form 10-Q
period 2017-06-30
CAMDEN PROPERTY TRUST
filed 2017-07-28
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 21, 2017, 87,667,919 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2017	December 31, 2016
Assets
Real estate assets, at cost
Land	$1,008,459	$967,375
Buildings and improvements	6,199,435	5,967,023
	$7,207,894	$6,934,398
Accumulated depreciation	(2,016,259)	(1,890,656)
Net operating real estate assets	$5,191,635	$5,043,742
Properties under development, including land	373,294	442,292
Investments in joint ventures	29,665	30,254
Total real estate assets	$5,594,594	$5,516,288
Accounts receivable – affiliates	23,592	24,028
Other assets, net	155,784	142,010
Short-term investments	—	100,000
Cash and cash equivalents	16,318	237,364
Restricted cash	8,312	8,462
Total assets	$5,798,600	$6,028,152
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,437,608	$1,583,236
Secured	866,292	897,352
Accounts payable and accrued expenses	116,754	137,813
Accrued real estate taxes	48,559	49,041
Distributions payable	69,347	69,161
Other liabilities	134,851	118,959
Total liabilities	$2,673,411	$2,855,562
Commitments and contingencies (Note 10)
Non-qualified deferred compensation share awards	84,050	77,037
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 100,715 and 100,694 issued; 97,761 and 97,818 outstanding at June 30, 2017 and December 31, 2016, respectively	978	978
Additional paid-in capital	3,678,660	3,678,277
Distributions in excess of net income attributable to common shareholders	(351,910)	(289,180)
Treasury shares, at cost (10,093 and 10,330 common shares at June 30, 2017 and December 31, 2016, respectively)	(364,785)	(373,339)
Accumulated other comprehensive loss	(1,795)	(1,863)
Total common equity	$2,961,148	$3,014,873
Non-controlling interests	79,991	80,680
Total equity	$3,041,139	$3,095,553
Total liabilities and equity	$5,798,600	$6,028,152
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Property revenues
Rental revenues	$190,470	$189,246	$378,572	$376,365
Other property revenues	32,900	32,232	64,319	62,708
Total property revenues	$223,370	$221,478	$442,891	$439,073
Property expenses
Property operating and maintenance	$52,550	$52,856	$104,098	$103,125
Real estate taxes	27,803	27,300	55,723	54,180
Total property expenses	$80,353	$80,156	$159,821	$157,305
Non-property income
Fee and asset management	$1,942	$1,791	$3,690	$3,556
Interest and other income	560	215	1,194	439
Income on deferred compensation plans	3,441	1,224	8,058	1,287
Total non-property income	$5,943	$3,230	$12,942	$5,282
Other expenses
Property management	$6,554	$6,417	$13,581	$13,557
Fee and asset management	961	998	1,845	1,950
General and administrative	12,451	11,803	25,319	24,026
Interest	21,966	23,070	44,922	46,860
Depreciation and amortization	65,033	62,456	128,767	124,547
Expense on deferred compensation plans	3,441	1,224	8,058	1,287
Total other expenses	$110,406	$105,968	$222,492	$212,227
Loss on early retirement of debt	—	—	(323)	—
Gain on sale of operating properties, including land	—	32,235	—	32,678
Equity in income of joint ventures	1,785	1,689	3,602	3,186
Income from continuing operations before income taxes	$40,339	$72,508	$76,799	$110,687
Income tax expense	(25)	(489)	(496)	(804)
Income from continuing operations	$40,314	$72,019	$76,303	$109,883
Income from discontinued operations	—	2,529	—	7,605
Gain on sale of discontinued operations, net of tax	—	375,237	—	375,237
Net income	$40,314	$449,785	$76,303	$492,725
Less income allocated to non-controlling interests from continuing operations	(1,126)	(3,483)	(2,254)	(4,693)
Net income attributable to common shareholders	$39,188	$446,302	$74,049	$488,032
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per share – basic
Earnings per common share from continuing operations	$0.43	$0.72	$0.82	$1.12
Earnings per common share from discontinued operations	—	4.22	—	4.28
Total earnings per common share - basic	$0.43	$4.94	$0.82	$5.40
Earnings per share – diluted
Earnings per common share from continuing operations	$0.43	$0.72	$0.82	$1.12
Earnings per common share from discontinued operations	—	4.20	—	4.26
Total earnings per common share – diluted	$0.43	$4.92	$0.82	$5.38
Distributions declared per common share	$0.75	$0.75	$1.50	$1.50
Weighted average number of common shares outstanding – basic	90,105	89,559	90,015	89,451
Weighted average number of common shares outstanding – diluted	91,041	89,862	90,995	89,780
Condensed Consolidated Statements of Comprehensive Income
Net income	$40,314	$449,785	$76,303	$492,725
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	34	33	68	65
Comprehensive income	$40,348	$449,818	$76,371	$492,790
Less income allocated to non-controlling interests from continuing operations	(1,126)	(3,483)	(2,254)	(4,693)
Comprehensive income attributable to common shareholders	$39,222	$446,335	$74,117	$488,097
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			74,049			2,254	76,303
Other comprehensive income					68		68
Net share awards	1	5,873		8,092			13,966
Employee share purchase plan		665		462			1,127
Common share options exercised		77					77
Change in classification of deferred compensation plan		(7,724)					(7,724)
Change in redemption value of non-qualified share awards			(1,916)				(1,916)
Diversification of share awards within deferred compensation plan		1,602	1,025				2,627
Conversions of operating partnership units		117				(117)	—
Cash distributions declared to equity holders			(135,888)			(2,826)	(138,714)
Other	(1)	(227)					(228)
Equity, June 30, 2017	$978	$3,678,660	$(351,910)	$(364,785)	$(1,795)	$79,991	$3,041,139

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
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$76,303	$492,725
Income from discontinued operations, including gain on sale	—	(382,842)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	128,767	124,547
Loss on early retirement of debt	323	—
Gain on sale of operating properties, including land	—	(32,678)
Distributions of income from joint ventures	3,558	3,162
Equity in income of joint ventures	(3,602)	(3,186)
Share-based compensation	8,895	10,367
Net change in operating accounts and other	(10,797)	(2,566)
Net cash from continuing operating activities	$203,447	$209,529
Net cash from discontinued operating activities	—	12,537
Net cash from operating activities	$203,447	$222,066
Cash flows from investing activities
Development and capital improvements	$(148,028)	$(158,478)
Acquisition of operating property	(58,267)	—
Proceeds from sales of operating properties, including land	—	40,130
Maturities of short-term investments	100,000	—
Other	(2,753)	(5,031)
Net cash from continuing investing activities	$(109,048)	$(123,379)
Proceeds from the sale of discontinued operations, including land	—	622,982
Net cash from other discontinued investing activities	—	(1,890)
Net cash from investing activities	$(109,048)	$497,713
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$187,000	$1,305,000
Repayments on unsecured credit facility and other short-term borrowings	(87,000)	(1,549,000)
Repayment of notes payable	(278,305)	(1,370)
Distributions to common shareholders and non-controlling interests	(138,487)	(133,269)
Common share options exercised	—	3,486
Other	1,197	2,073
Net cash from financing activities	$(315,595)	$(373,080)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(221,196)	346,699
Cash, cash equivalents, and restricted cash, beginning of year	245,826	16,588
Cash, cash equivalents, and restricted cash, end of period	$24,630	$363,287
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	$16,318	$341,726
Restricted cash	8,312	21,561
Total cash, cash equivalents, and restricted cash, end of period	$24,630	$363,287
Supplemental information
Cash paid for interest, net of interest capitalized	$46,875	$47,069
Cash paid for income taxes	1,455	2,089
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$69,347	$69,116
Value of shares issued under benefit plans, net of cancellations	18,146	19,180
Accrual associated with construction and capital expenditures	17,805	26,704
See Notes to Condensed Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2017, we owned interests in, operated, or were developing 161 multifamily properties comprised of 55,644 apartment homes across the United States. Of the 161 properties, six properties were under construction as of June 30, 2017, and will consist of a total of 1,873 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At June 30, 2017, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we continue to consolidate these operating partnerships.

Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2016 Annual Report on Form 10-K. We adopted Accounting Standards Update ("ASU") 2016-18 ("ASU 2016-18"), "Statement of Cash Flows: Restricted Cash (a consensus of the Emerging Issues Task Force)" as of December 31, 2016, which required the change in restricted cash to be reported with cash and cash equivalents when reconciling between beginning and ending amounts shown on our consolidated statement of cash flows, and was applied retrospectively for all periods presented. Prior to our adoption of ASU 2016-18, we reported the change in restricted cash within investing activities in our condensed consolidated statements of cash flows. As a result of our adoption of this standard and the retrospective application, cash and cash equivalents in our condensed consolidated statements of cash flows for the six months ended June 30, 2016 increased by approximately $21.6 million to reflect the restricted cash balances and net cash used in investing activities decreased by approximately $15.6 million. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of our financial statements for the interim period reported have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the full year.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Pursuant to our adoption of ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)", if substantially all of the fair value of gross assets is concentrated to a single asset (or a group of similar assets), it is considered an asset acquisition. The allocation of the purchase price of an asset acquisition is based on the relative fair value of the net assets and external transaction costs are generally considered a component of the consideration to acquire the operating real estate assets and are capitalized. Acquisitions which do not meet the criteria above are considered a business combination and the allocation of the purchase price is based on fair value of the assets and transaction costs are generally expensed and not considered part of the consideration transferred. Upon the acquisition of a controlling interest of an investment in an unconsolidated joint venture, such joint venture is consolidated and remeasured to full fair value at the date the controlling interest is acquired; any difference between the full fair value of the joint venture and the controlling interest is recognized as noncontrolling interest. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition. The net carrying value of in-place leases and above market leases are included in other assets, net and the net carrying value of below market leases is included in other liabilities in our consolidated balance sheets.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three and six months ended June 30, 2017 or 2016.

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

As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.8 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively, and was approximately $8.3 million and $9.3 million for the six months ended June 30, 2017 and 2016, respectively. Capitalized real estate taxes were approximately $0.7 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and were approximately $1.2 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

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
See Note 5, "Acquisitions, Dispositions, and Discontinued Operations" for a discussion of discontinued operations for the three and six months ended June 30, 2016. There were no discontinued operations for the three or six months ended June 30, 2017.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2017 and December 31, 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Notes Receivable. Our notes receivable, which are included in other assets, net, in our condensed consolidated balance sheets, relate to real estate secured loans to unaffiliated third parties. At June 30, 2017 and December 31, 2016, we had one outstanding notes receivable balance of approximately $18.2 million and $17.2 million, respectively. The weighted average interest rate on the notes receivable balances outstanding was approximately 4.0% and 4.1% for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we were also committed to funding additional amounts under the loan, as amended, in the amount of approximately $0.8 million. Interest is recognized over the life of the note and is included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, early adoption was permitted, and we adopted ASU 2017-01 as of January 1, 2017. Effective with our adoption, we believe most of our acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We will adopt ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09 (described below), and it is not expected to have a material impact on our consolidated financial statements. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard, and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective with cumulative-effect transition method. We have identified our revenue streams and are continuing to evaluate the impact on our consolidated financial statements and internal accounting processes; as the majority of our revenue is derived from real estate lease contracts, we do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting (ii) eliminates most real estate specific lease provisions, and (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Entities are required to use a modified retrospective approach when transitioning to ASU 2016-02 for leases existing as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted and we plan to early adopt ASU 2016-02 as of January 1, 2018 in conjunction with our adoption of ASU 2014-09 discussed above. Based on our assessments, most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We believe our adoption of the new leasing standard will have an immaterial increase in the assets and liabilities on our consolidated balance sheets, with no material impact to our consolidated statements of income and comprehensive income. However, the ultimate impact will depend on our lease portfolio as of the adoption date.

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
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.5 million and 2.5 million for the three months ended June 30, 2017 and 2016, respectively, and was approximately 1.5 million and 2.5 million for the six months ended June 30, 2017 and 2016, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$39,188	$68,536	$74,049	$105,190
Amount allocated to participating securities	(74)	(4,278)	(112)	(5,181)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$39,114	$64,258	$73,937	$100,009
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	377,766	—	382,842
Net income attributable to common shareholders – basic	$39,114	$442,024	$73,937	$482,851

Earnings per common share from continuing operations	$0.43	$0.72	$0.82	$1.12
Earnings per common share from discontinued operations	—	4.22	—	4.28
Total earnings per common share – basic	$0.43	$4.94	$0.82	$5.40

Weighted average number of common shares outstanding – basic	90,105	89,559	90,015	89,451

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$39,114	$64,258	$73,937	$100,009
Income allocated to common units from continuing operations	302	—	575	—
Income from continuing operations attributable to common shareholders, as adjusted	$39,416	$64,258	$74,512	$100,009
Income from discontinued operations, including gain on sale, attributable to common shareholders	—	377,766	—	382,842
Net income attributable to common shareholders – diluted	$39,416	$442,024	$74,512	$482,851

Earnings per common share from continuing operations	$0.43	$0.72	$0.82	$1.12
Earnings per common share from discontinued operations	—	4.20	—	4.26
Total earnings per common share – diluted	$0.43	$4.92	$0.82	$5.38

Weighted average number of common shares outstanding – basic	90,105	89,559	90,015	89,451
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	131	303	175	329
Common units	805	—	805	—
Weighted average number of common shares outstanding – diluted	91,041	89,862	90,995	89,780

4. Common Shares
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. There were no shares sold under the 2017 ATM program in the three months ended June 30, 2017 and no shares have been sold through the date of this filing.
In November 2014, we created an ATM share offering program through which we could, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"). We terminated the 2014 ATM program in the second quarter of 2017, with $315.3 million remaining available for sale. Upon termination, no further common shares were available for sale under the 2014 ATM program.
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
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2017, we had approximately 87.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

5. Acquisitions, Dispositions, and Discontinued Operations
Asset Acquisition of Operating Property. In June 2017, we completed an asset acquisition of one operating property, Camden Buckhead Square, comprised of 250 apartment homes, located in Atlanta, Georgia, for approximately $58.3 million.
Acquisitions of Land. In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million. In June and February 2016, we acquired approximately 0.2 and 2.0 acres of land in Charlotte, North Carolina, for approximately $0.8 million and $4.1 million, respectively.
Land Holding Dispositions. We did not sell any land during the three or six months ended June 30, 2017. In February 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida, for approximately $2.2 million and recognized a gain of approximately $0.4 million.
Subsequent Event. Subsequent to quarter end, we entered into a sales contract for the sale of one operating property, comprised of 1,005 apartment homes located in Corpus Christi, Texas. Closing of this potential sale is not guaranteed and is subject to, among other items, the satisfactory due diligence and financing by the purchaser.
Sale of Operating Properties. We did not have any sale of operating properties for the three or six months ended June 30, 2017. In June 2016, we sold one operating property comprised of 278 apartment homes located in Tampa, Florida for approximately $39.0 million, and recognized a gain of approximately $32.2 million.
Discontinued Operations. We did not have any discontinued operations for the three or six months ended June 30, 2017. In April 2016, we sold 15 operating properties, comprised of an aggregate of 4,918 apartment homes, a retail center, and approximately 19.6 acres of undeveloped land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million.
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2016 relating to the 15 operating properties sold in April 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2016	2016
Property revenues	$4,357	$19,184
Property expenses	(1,750)	(6,898)
	$2,607	$12,286
Property management expense	(66)	(242)
Depreciation and amortization	—	(4,327)
Income tax expense	(12)	(112)
Income from discontinued operations	$2,529	$7,605
6. Investments in Joint Ventures
As of June 30, 2017, our equity investments in unconsolidated joint ventures, which are accounted for utilizing the equity method of accounting, consisted of three investment funds (collectively, the "Funds"), with our ownership percentages ranging from 20.0% to 31.3%. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. One of the Funds, in which we have a 20.0% ownership interest, did not own any properties for any periods presented. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2017	December 31, 2016
Total assets	$720.3	$726.9
Total third-party debt	$517.4	$518.7
Total equity	$182.0	$184.0

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total revenues	$30.4	$29.9	$60.4	$59.5
Net income	$3.7	$3.4	$7.5	$6.3
Equity in income (1)	$1.8	$1.7	$3.6	$3.2

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of June 30, 2017, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.7 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2017	December 31, 2016
Commercial banks
Unsecured credit facility	$75.0	$—
Unsecured short-term borrowings	25.0	—
	$100.0	$—

Senior unsecured notes (1)
5.83% Notes, due 2017	$—	$246.6
4.78% Notes, due 2021	248.6	248.4
3.15% Notes, due 2022	346.3	346.0
5.07% Notes, due 2023	247.4	247.2
4.36% Notes, due 2024	248.3	248.2
3.68% Notes, due 2024	247.0	246.8
	$1,337.6	$1,583.2

Total unsecured notes payable	$1,437.6	$1,583.2

Secured notes (1)
1.67% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	$866.3	$866.7
Tax-exempt Mortgage Note	—	30.7
	$866.3	$897.4
Total notes payable	$2,303.9	$2,480.6

Other floating rate debt included in secured notes (1.67%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $13.7 million and $15.7 million are included in senior unsecured and secured notes payable as of June 30, 2017 and December 31, 2016, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2017, we had $75.0 million outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $13.4 million, leaving approximately $511.6 million available under our credit facility.
In May 2017, we used cash and borrowings from our existing unsecured credit facility to repay the principal amount of our 5.83% senior unsecured note payable, which was scheduled to mature on May 15, 2017, for a total of $246.8 million, plus accrued interest. Also, in May 2017, we entered into a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At June 30, 2017, we had $25.0 million outstanding on this unsecured short-term borrowing facility, leaving $20.0 million available under this facility.

In February 2017, we used available cash on-hand to repay our tax-exempt secured note payable of approximately $30.7 million, which was scheduled to mature in 2028. As a result of the early repayment, we expensed approximately $0.3 million of unamortized loan costs and other fees, which are reflected in the loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income.
At June 30, 2017 and 2016, we had outstanding floating rate debt of approximately $275.0 million and $206.7 million, respectively, which included amounts borrowed under our unsecured credit facility and unsecured short-term borrowings. The weighted average interest rate on such debt was approximately 1.8% and 1.4% for the six months ended June 30, 2017 and 2016, respectively.
Our indebtedness had a weighted average maturity of approximately 4.7 years at June 30, 2017. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2017:

(in millions) (1)	Amount	Weighted Average Interest Rate
2017 (2)	$(0.6)	—
2018 (3)	198.8	1.7
2019	643.2	5.4
2020 (4)	73.9	1.9
2021	249.1	4.8
Thereafter	1,139.5	4.0
Total	$2,303.9	4.2%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

(3)	Includes the $25.0 million of unsecured short-term borrowings.

(4)	Includes the $75.0 million balance outstanding under our unsecured line of credit.
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

At June 30, 2017, approximately 2.9 million fungible units were available under the 2011 Share Plan, which results in approximately 0.8 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 39,000 options were exercised during the six months ended June 30, 2017, and 0.1 million options were exercised during the six months ended June 30, 2016. The total intrinsic value of options exercised was approximately $2.0 million and $4.7 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was no unrecognized compensation cost related to unvested options. At June 30, 2017, all options outstanding were exercisable and had a weighted average remaining life of approximately 1.4 years.

The following table summarizes outstanding share options, all of which were exercisable, at June 30, 2017:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$30.06	26,114	$30.06
$75.17	26,752	75.17
$80.89 - $85.05	27,476	82.84
Total options	80,342	$63.13

(1)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2017 was $1.8 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $85.51 per share on June 30, 2017 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the six months ended June 30, 2017, we granted approximately 15,000 reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the six months ended June 30, 2017, vested immediately and approximately $0.1 million was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the six months ended June 30, 2017:

Six Months Ended June 30, 2017
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. Effective with our adoption of ASU 2016-09 on January 1, 2017, we utilize actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," for a further discussion of the adoption and impact of ASU 2016-09 on our consolidated financial statements. At June 30, 2017, the unamortized value of previously issued unvested share awards was approximately $29.9 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was approximately $23.0 million and $22.5 million, respectively.

Total compensation cost for option and share awards charged against income was approximately $4.7 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $9.5 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively. Total capitalized compensation cost for option and share awards was approximately $0.9 million and $1.0 million for the three months ended June 30, 2017 and 2016, and approximately $1.9 million for each of the six months ended June 30, 2017 and 2016.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2017:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2016	105,066	$48.27	604,487	$71.03
Granted	14,622	80.89	224,150	83.42
Exercised/Vested	(39,346)	30.06	(319,001)	72.25
Forfeited	—	—	(7,432)	74.31
Total options and nonvested share awards outstanding at June 30, 2017	80,342	$63.13	502,204	$75.74

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the six months ended June 30, 2017:

(in thousands)	Six Months Ended June 30, 2017
Temporary equity:
Balance at December 31, 2016	$77,037
Change in classification	7,724
Change in redemption value	1,916
Diversification of share awards	(2,627)
Balance at June 30, 2017	$84,050
9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Change in assets:
Other assets, net	$(1,819)	$102
Change in liabilities:
Accounts payable and accrued expenses	(15,453)	(5,942)
Accrued real estate taxes	(482)	1,774
Other liabilities	5,518	17
Other	1,439	1,483
Change in operating accounts and other	$(10,797)	$(2,566)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2017, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $173.2 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages.

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

Lease Commitments. At June 30, 2017, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million for each of the three months ended June 30, 2017 and 2016, and was approximately $2.0 million for each of the six months ended June 30, 2017 and 2016. Minimum annual rental commitments for the remainder of 2017 are $1.5 million, and for the years ending December 31, 2018 through 2021 are approximately $2.8 million, $2.7 million, $2.7 million, and $2.7 million, respectively, and approximately $9.5 million in the aggregate thereafter.

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

We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 as income tax expense. The income tax expense for the three and six months ended June 30, 2017 also included a tax benefit which related to a state income tax refund received of approximately $0.5 million. Income taxes for the three and six months ended June 30, 2017 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three and six months ended June 30, 2017.

12. Fair Value Measurements

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2017				December 31, 2016
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Deferred compensation plan investments (1)	$91.6	$—	$—	$91.6	$80.6	$—	$—	$80.6

(1)
Approximately $3.0 million and $8.3 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. Approximately $2.6 million and $25.4 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

Non-Recurring Fair Value Disclosures. There were no events during the three or six month periods ended June 30, 2017 or 2016 which required fair value adjustments of our non-financial assets and non-financial liabilities.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2017 and December 31, 2016, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2017		December 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,028.9	$2,109.8	$2,274.9	$2,347.0
Floating rate notes payable (1)	275.0	271.8	205.7	200.5

(1)	Includes balances outstanding under our unsecured credit facility and unsecured short-term borrowings at June 30, 2017.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of June 30, 2017, we owned interests in, operated, or were developing 161 multifamily properties comprised of 55,644 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and six months ended June 30, 2017 reflect increases in same store revenues of 3.1% and 3.0% as compared to the same period in 2016, respectively. These increases were due to higher average rental rates and increased other property income. We believe this sustained increase in our property results was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates, all of which have resulted in higher rental rates. We believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during the remainder of 2017 and the supply of new multifamily homes, although increasing, will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2017, we had six projects under construction to be comprised of 1,873 apartment homes, with initial occupancy scheduled to occur within the next 18 months. As of June 30, 2017, we estimate the total additional cost to complete the construction of these six projects to be approximately $173.2 million.
Acquisitions
Operating properties: In June 2017, we completed an asset acquisition of one operating property, Camden Buckhead Square, comprised of 250 apartment homes, located in Atlanta, Georgia for approximately $58.3 million.
Land: In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million.
Other
Subsequent to quarter end, we entered into a sales contract for the sale of one operating property, comprised of 1,005 apartment homes located in Corpus Christi, Texas. Closing of this potential sale is not guaranteed and is subject to, among other items, the satisfactory due diligence and financing by the purchaser.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our at-the-market ("ATM") share offering program, other unsecured borrowings or secured mortgages.
As of June 30, 2017, we had approximately $16.3 million in cash and cash equivalents, $511.6 million available under our $600 million unsecured credit facility, and $20.0 million available under our $45.0 million unsecured short-term borrowing facility, and we have no debt maturing through the remainder of 2017. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2017 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	June 30, 2017		December 31, 2016
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,040	17	5,635	16
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,246	13
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,076	13	2,753	12
Raleigh, North Carolina	3,054	8	3,054	8
Orlando, Florida	2,962	8	2,962	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,658	7	2,658	7
Tampa, Florida	2,378	6	2,378	6
Denver, Colorado	2,365	7	2,365	7
Corpus Christi, Texas	1,907	4	1,907	4
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	53,771	155	52,793	152
Properties Under Construction
Washington, D.C. Metro	822	2	1,227	3
Phoenix, Arizona	441	1	441	1
Houston, Texas	315	1	315	1
Denver, Colorado	267	1	267	1
Charlotte, North Carolina	28	1	323	1
Total Properties Under Construction	1,873	6	2,573	7
Total Properties	55,644	161	55,366	159
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	48,361	139	48,083	137

(1)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended June 30, 2017, stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Gallery
Charlotte, NC	323	1Q17	2Q17
Completed Construction in Lease-Up
At June 30, 2017, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/26/2017	Date of Construction Completion	Estimated Date of Stabilization
Camden Victory Park
Dallas, TX	423	$84.9	95%	3Q16	3Q17
Camden NoMa II
Washington, DC	405	106.1	51%	2Q17	3Q19
Total	828	$191.0
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2017 included approximately $373.3 million related to properties under development and land. Of this amount, approximately $223.7 million related to our projects currently under construction. In addition, we had approximately $138.5 million invested primarily in land held for future development related to projects we expect to begin constructing during the next two years and approximately $11.1 million invested in land which we may develop in the future.
Communities Under Construction. At June 30, 2017, we had six consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Lincoln Station (1)
Denver, CO	267	$56.0	$55.1	$13.7	3Q17	1Q18
Camden Shady Grove (2)
Rockville, MD	457	116.0	107.3	67.6	1Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.0	52.2	52.2	2Q18	3Q19
Camden Washingtonian
Gaithersburg, MD	365	90.0	46.1	46.1	4Q18	4Q19
Camden North End I
Phoenix, AZ	441	105.0	36.2	36.2	2Q19	2Q20
Camden Grandview II
Charlotte, NC	28	21.0	7.9	7.9	4Q18	2Q19
Total	1,873	$478.0	$304.8	$223.7

(1)	Property in lease-up and was 74% leased at July 26, 2017.

(2)	Property in lease-up and was 29% leased at July 26, 2017.

Development Pipeline Communities. At June 30, 2017, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead (2)
Atlanta, GA	375	$104.0	$17.0
Camden RiNo
Denver, CO	230	70.0	19.1
Camden Downtown I (3)
Houston, TX	271	125.0	13.3
Camden Atlantic
Plantation, FL	269	90.0	14.8
Camden Arts District
Los Angeles, CA	354	150.0	18.0
Camden Uptown
San Diego, CA	125	75.0	21.8
Camden Gallery II
Charlotte, NC	5	3.0	1.1
Camden North End II
Phoenix, AZ	326	73.0	11.8
Camden Paces III
Atlanta, GA	350	100.0	11.8
Camden Downtown II (3)
Houston, TX	271	145.0	9.8
Total	2,576	$935.0	$138.5

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Camden Buckhead is Phase 2 of our Paces development.

(3)	Camden Downtown I/II was formerly referred to as Camden Conte.

Land Holdings. At June 30, 2017, we had the following investment in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ	14.0	$11.1

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Where appropriate, comparisons of income and expense for communities included in continuing operations are made on a dollars-per-weighted average apartment home basis in order to adjust for such changes in the number of apartment homes owned during each period. Selected weighted averages for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average monthly property revenue per apartment home	$1,617	$1,540	$1,609	$1,531
Annualized total property expenses per apartment home	$6,979	$6,688	$6,967	$6,583
Weighted average number of operating apartment homes owned 100%	46,053	47,943	45,882	47,789
Weighted average occupancy of operating apartment homes owned 100% *	95.3%	95.4%	95.0%	95.4%

*	Our one student housing community is excluded from this calculation.

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

Reconciliations of net income to NOI for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$40,314	$449,785	$76,303	$492,725
Less: Fee and asset management income	(1,942)	(1,791)	(3,690)	(3,556)
Less: Interest and other income	(560)	(215)	(1,194)	(439)
Less: Income on deferred compensation plans	(3,441)	(1,224)	(8,058)	(1,287)
Plus: Property management expense	6,554	6,417	13,581	13,557
Plus: Fee and asset management expense	961	998	1,845	1,950
Plus: General and administrative expense	12,451	11,803	25,319	24,026
Plus: Interest expense	21,966	23,070	44,922	46,860
Plus: Depreciation and amortization expense	65,033	62,456	128,767	124,547
Plus: Expense on deferred compensation plans	3,441	1,224	8,058	1,287
Plus: Loss on early retirement of debt	—	—	323	—
Less: Gain on sale of operating properties, including land	—	(32,235)	—	(32,678)
Less: Equity in income of joint ventures	(1,785)	(1,689)	(3,602)	(3,186)
Plus: Income tax expense	25	489	496	804
Less: Income from discontinued operations	—	(2,529)	—	(7,605)
Less: Gain on sale of discontinued operations, net of tax	—	(375,237)	—	(375,237)
Net operating income	$143,017	$141,322	$283,070	$281,768

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2017 as compared to the same period in 2016 :

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2017	2017	2016	$	%	2017	2016	$	%
Property revenues:
Same store communities	41,988	$199,884	$193,896	$5,988	3.1%	$396,193	$384,649	$11,544	3.0%
Non-same store communities	3,672	18,667	13,182	5,485	41.6	38,171	26,125	12,046	46.1
Development and lease-up communities	2,701	3,380	380	3,000	*	5,534	432	5,102	*
Dispositions/other	—	1,439	14,020	(12,581)	(89.7)	2,993	27,867	(24,874)	(89.3)
Total property revenues	48,361	$223,370	$221,478	$1,892	0.9%	$442,891	$439,073	$3,818	0.9%
Property expenses:
Same store communities	41,988	$71,313	$70,393	$920	1.3%	$143,013	$138,599	$4,414	3.2%
Non-same store communities	3,672	6,790	4,818	1,972	40.9	12,956	9,071	3,885	42.8
Development and lease-up communities	2,701	1,731	280	1,451	*	2,863	357	2,506	*
Dispositions/other	—	519	4,665	(4,146)	(88.9)	989	9,278	(8,289)	(89.3)
Total property expenses	48,361	$80,353	$80,156	$197	0.2%	$159,821	$157,305	$2,516	1.6%

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2017	2017	2016	$	%	2017	2016	$	%
Property NOI:
Same store communities	41,988	$128,571	$123,503	$5,068	4.1%	$253,180	$246,050	$7,130	2.9%
Non-same store communities	3,672	11,877	8,364	3,513	42.0	25,215	17,054	8,161	47.9
Development and lease-up communities	2,701	1,649	100	1,549	*	2,671	75	2,596	*
Dispositions/other	—	920	9,355	(8,435)	(90.2)	2,004	18,589	(16,585)	(89.2)
Total property NOI	48,361	$143,017	$141,322	$1,695	1.2%	$283,070	$281,768	$1,302	0.5%

*	Not a meaningful percentage.

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

Same Store Analysis
Same store property NOI increased approximately $5.1 million and $7.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were due to increases of approximately $6.0 million and $11.5 million in same store property revenues for the three and six months ended June 30, 2017, respectively, partially offset by increases of approximately $0.9 million and $4.4 million in same store property expenses for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases in same store property revenues were due in part to increases in same store rental revenues of approximately $4.1 million and $7.7 million during the three and six months ended June 30, 2017, respectively, which were primarily due to a 2.4% increase in average rental rates during each of the three and six months ended June 30, 2017, as compared to the same periods in 2016, and partially offset by a slight decrease in average occupancy. These increases in same store property revenues were also due to increases of approximately $1.9 million and $3.8 million in other property revenue during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to increases in income from our bulk internet rebilling program.
The $0.9 million and $4.4 million increase in same store property expenses during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, were primarily due to higher bulk internet rebilling program expenses, higher real estate taxes as a result of increased property valuations at a number of our communities, and higher property insurance expenses. These increases were partially offset by lower salaries and benefit expenses for the three and six months ended June 30, 2017 as compared to the same periods in 2016.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.1 million and $10.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were due to increases of approximately $8.5 million and $17.1 million in revenues for the three and six months ended June 30, 2017, respectively, partially offset by increases of approximately $3.4 million and $6.4 million in expenses for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases in property revenues and expenses from our non-same store communities were primarily due to six operating properties reaching stabilization during 2016 and the six months ended June 30, 2017 and the acquisition of one operating property in June 2017. These increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of two properties during 2016 and the six months ended June 30, 2017, and the partial lease-up of two properties which were under construction at June 30, 2017.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $8.4 million and $16.6 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These decreases were primarily due to the disposition of one dual-phase operating property and six other operating properties in 2016.

Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Fee and asset management	$1,942	$1,791	$151	8.4%	$3,690	$3,556	$134	3.8%
Interest and other income	560	215	345	*	1,194	439	755	*
Income on deferred compensation plans	3,441	1,224	2,217	*	8,058	1,287	6,771	*
Total non-property income	$5,943	$3,230	$2,713	84.0%	$12,942	$5,282	$7,660	145.0%
*    Not a meaningful percentage.
Fee and asset management income increased approximately $0.2 million and $0.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily due to an increase in third-party construction activity.
Interest and other income increased approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were due to higher interest income earned on investments in cash and cash equivalents due to an increase in average cash balances during the three and six months ended June 30, 2017 as compared to the same periods in 2016.
Our deferred compensation plans recognized income of approximately $3.4 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively, and approximately $8.1 million and $1.3 million during the six months ended June 30, 2017 and 2016, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Property management	$6,554	$6,417	$137	2.1%	$13,581	$13,557	$24	0.2%
Fee and asset management	961	998	(37)	(3.7)	1,845	1,950	(105)	(5.4)
General and administrative	12,451	11,803	648	5.5	25,319	24,026	1,293	5.4
Interest	21,966	23,070	(1,104)	(4.8)	44,922	46,860	(1,938)	(4.1)
Depreciation and amortization	65,033	62,456	2,577	4.1	128,767	124,547	4,220	3.4
Expense on deferred compensation plans	3,441	1,224	2,217	*	8,058	1,287	6,771	*
Total other expenses	$110,406	$105,968	$4,438	4.2%	$222,492	$212,227	$10,265	4.8%
*    Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.1 million for the three months ended June 30, 2017, and was relatively flat for the six months ended June 30, 2017, as compared to the same periods in 2016. Property management expense was 2.9% of total property revenues for each of the three months ended June 30, 2017 and 2016, and was 3.1% of total property revenues for each of the six months ended June 30, 2017 and 2016.
General and administrative expense increased approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily due to higher salary and benefit costs, higher professional expenses and other discretionary expenses as compared to the same periods in 2016. General and administrative expenses were 5.5% and 5.3% of total property revenues and non-property income, excluding income on deferred compensation plans, for the three months ended June 30, 2017 and 2016, respectively, and were 5.7% and 5.4% of total property revenues and non-property income, excluding income on deferred compensation plans, for the six months ended June 30, 2017 and 2016, respectively.
Interest expense for the three and six months ended June 30, 2017 decreased approximately $1.1 million and $1.9 million, respectively, as compared to the same periods in 2016. These decreases were primarily due to the repayment of $246.8 million, 5.83% senior unsecured notes payable in May 2017, and lower interest expense recognized on our unsecured credit facility during the three and six months ended June 30, 2017, as compared to the same periods in 2016. These decreases were partially offset by lower capitalized interest during the three and six months ended June 30, 2017 resulting from lower average balances in our development pipeline.
Depreciation and amortization expense increased approximately $2.6 million and $4.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2017 and 2016. These increases were partially offset by a decrease in depreciation expense related to the disposition of one dual-phased operating property and six other operating properties in 2016.
Our deferred compensation plans incurred expenses of approximately $3.4 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively, and approximately $8.1 million and $1.3 million during the six months ended June 30, 2017 and 2016, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Loss on early retirement of debt	$—	$—	$—	—%	$(323)	$—	$(323)	100.0%
Gain on sale of operating properties, including land	$—	$32,235	$(32,235)	100.0%	$—	$32,678	$(32,678)	—%
Equity in income of joint ventures	$1,785	$1,689	$96	5.7%	$3,602	$3,186	$416	13.1%
Income tax expense	$(25)	$(489)	$464	94.9%	$(496)	$(804)	$308	38.3%
The $0.3 million loss on early retirement of debt during the six months ended June 30, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss on early retirement of debt includes the applicable unamortized loan costs and other fees expensed related to this notes payable.
The $32.2 million gain on sale during the three months ended June 30, 2016 related to the sale of one operating property located in Tampa, Florida for approximately $39.0 million. During the six months ended June 30, 2016, we also recognized an approximate $0.4 million gain related to the sale of 6.3 acres of land adjacent to an operating property in Tampa, Florida for $2.2 million. There were no sales completed during the three or six months ended June 30, 2017.
Income tax expense decreased approximately $0.5 million and $0.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These decreases were primarily due to an approximate $0.5 million state income tax refund received during the three months ended June 30, 2017.
Equity in income of joint ventures increased approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily due to an increase in earnings resulting from the operating properties owned by the Funds.

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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Funds from operations
Net income attributable to common shareholders	$39,188	$446,302	$74,049	$488,032
Real estate depreciation and amortization, including discontinued operations	63,450	60,945	125,603	125,757
Adjustments for unconsolidated joint ventures	2,214	2,320	4,427	4,678
Gain on sale of discontinued operations, net of tax	—	(375,237)	—	(375,237)
Gain on sale of operating properties, net of tax	—	(32,235)	—	(32,235)
Income allocated to non-controlling interests	1,126	3,483	2,254	4,693
Funds from operations	$105,978	$105,578	$206,333	$215,688

Less: recurring capitalized expenditures	(16,775)	(15,069)	(26,469)	(24,363)
Adjusted funds from operations	$89,203	$90,509	$179,864	$191,325

Weighted average shares – basic	90,105	89,559	90,015	89,451
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	131	303	175	329
Common units	1,883	1,891	1,884	1,893
Weighted average shares – diluted	92,119	91,753	92,074	91,673

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 5.7 and 5.5 times for the three months ended June 30, 2017 and 2016, respectively, and 5.5 times for each of the six months ended June 30, 2017 and 2016. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 80.1% and 79.0% of our properties were unencumbered at June 30, 2017 and 2016, respectively. Our weighted average maturity of debt was approximately 4.7 years at June 30, 2017.

We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary source of liquidity is cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowings, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2017 including:

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

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2017 and 2016.

Net cash from operating activities was approximately $203.4 million during the six months ended June 30, 2017 as compared to approximately $222.1 million for the same period in 2016. The decrease was primarily due to lower property-level net operating income, primarily due to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, and the disposition of one dual-phased operating property and six other operating properties during 2016. The decrease was also due to higher cash bonuses paid to employees as compared to 2016. The decrease was partially offset by a growth in revenues attributable to increased rental rates at our same store communities and growth in the number of non-same store properties resulting from six operating properties reaching stabilization during 2016 and the first six months of 2017, the completion and partial lease-up of two operating properties during 2016 and the first six months of 2017, the partial lease-up of two properties which were under construction at June 30, 2017, and the acquisition of one operating property in 2017. See further discussions of our 2017 operations as compared to 2016 in "Results of Operations."

Net cash used in investing activities during the six months ended June 30, 2017 totaled approximately $109.0 million as compared to net cash from investing activities of approximately $497.7 million for the same period in 2016. During the first six months of 2017, we had cash outflows for property development and capital improvements of approximately $148.0 million during the six months ended June 30, 2017. We also acquired an operating property located in Atlanta, Georgia for approximately $58.3 million, and had increases of $0.9 million in notes receivable balances outstanding on our real estate secured loan to an unaffiliated third party. These outflows were partially offset by receipts of $100.0 million from the maturity of a short-term investment. For the six months ended June 30, 2016, we received approximately $623.0 million from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as $40.1 million from the sale of one operating property and one land holding. Cash outflows for property development and capital improvements were approximately $158.5 million. The decrease in property development and capital improvements for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the completion of five consolidated operating properties in 2016 and in the six months ended June 30, 2017, and the completion of repositions at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2017 and 2016, included the following:

	Six Months Ended June 30,
(in millions)	2017	2016
Expenditures for new development, including land	$92.3	$101.0
Capitalized interest, real estate taxes, and other capitalized indirect costs	13.0	15.4
Reposition expenditures	13.2	12.4
Capital expenditures	29.5	29.7
Total	$148.0	$158.5
During the six months ended June 30, 2016, cash outflows also included increases of $6.0 million in notes receivable balances outstanding on our real estate secured loans to unaffiliated third parties.

Net cash used in financing activities totaled approximately $315.6 million for the six months ended June 30, 2017 as compared to approximately $373.1 million during the same period in 2016. During the six months ended June 30, 2017, we repaid our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured note payable of approximately $30.7 million. We also used approximately $138.5 million to pay distributions to common shareholders and non-controlling interest holders. These cash outflows were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $100.0 million. During the six months ended June 30, 2016, we had payments, net of proceeds, of $244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $133.3 million to pay distributions to common shareholders and non-controlling interest holders.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2017, we had $75.0 million outstanding on our credit facility and we had outstanding letters of credit totaling approximately $13.4 million, leaving approximately $511.6 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At June 30, 2017, we had $25.0 million outstanding on this unsecured short-term borrowing facility, leaving $20.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2017, we had approximately 87.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under the 2017 ATM program. No additional shares under the 2017 ATM program were sold subsequent to June 30, 2017 through the date of this filing.

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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we had no debt maturing through the remainder of 2017. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of six consolidated projects to be approximately $173.2 million. Of this amount, we expect to incur costs between approximately $75 million and $85 million during the remainder of 2017 and to incur the remaining costs during 2018 and 2019. Additionally, we expect to incur costs up to $30 million related to the start of new development activities, approximately $17 million to $21 million of additional redevelopment expenditures and approximately $34 million to $38 million of additional recurring capital expenditures during the remainder of 2017.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowings, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2017, our Board of Trust Managers declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of June 30, 2017. The quarterly dividend was subsequently paid on July 17, 2017, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2017, our annualized dividend rate would be $3.00 per share or unit for the year ending December 31, 2017.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2017, our unconsolidated joint ventures had outstanding debt of approximately $517.4 million, of which our proportionate share was approximately $161.9 million. As of June 30, 2017, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the six months ended June 30, 2017.
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

(a) Exhibits

10.1
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.2
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.3
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.4
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.5
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 28, 2017

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 28, 2017

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 28, 2017
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.2
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.3
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.4
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

10.5
Form of Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Company's current Report on Form 8-K filed on May 16, 2017 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 28, 2017

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 28, 2017

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.