Form 10-K
period 2017-12-31
CAMDEN PROPERTY TRUST
filed 2018-02-16
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $7,420,664,859 based on a June 30, 2017 share price of $85.51.
On February 9, 2018, 92,720,729 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 17, 2018 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2017, we owned interests in, operated, or were developing 162 multifamily properties comprised of 55,143 apartment homes across the United States. Of the 162 properties, seven properties were under construction and will consist of a total of 2,110 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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
We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 at-the-market ("ATM") share offering program, other unsecured borrowings, or secured mortgages.
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
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned by the joint venture or partnership. We currently have three discretionary investment Funds (the “Funds”), two of which are closed to future investments, and the third of which we formed in March 2015 for future multifamily investments of up to $450 million. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the notes to Consolidated Financial Statements for further discussion of our investments in joint ventures.
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums, single-family homes, third-party providers of short-term rentals and serviced apartments, which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents realized.
Employees
At December 31, 2017, we had approximately 1,600 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2017, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from some residents;

•	declines in market rental rates;

•	low mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive;

•	regional economic downturns, including, but not limited to, business layoffs, downsizing and increased unemployment, which may impact one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to our residents.
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
There are numerous housing alternatives which compete with our properties in attracting residents. Our properties compete directly with other multifamily properties, condominiums, single-family homes, third-party providers of short-term rentals and serviced apartments, which are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents realized.
We face risks associated with land holdings and related activities.
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude us from developing a profitable multifamily community. If there are subsequent changes in the fair market value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.
Potential reforms to Fannie Mae and Freddie Mac could adversely affect us.
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, the members of the current Presidential administration and House and Senate banking committees have announced the reform of Fannie Mae and Freddie Mac is a priority, and there is uncertainty regarding the impact of these actions on us and buyers of our properties.
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2018, we expect to incur costs between approximately $140 million and $160 million related to the construction of seven consolidated projects. Additionally, during 2018, we expect to incur costs between approximately $45 million and $55 million related to the start of new development activities, between approximately $37 million and $41 million related to repositions and revenue enhancing expenditures of existing properties and between approximately $28 million and $32 million in extensive redevelopment expenditures of existing properties. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

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
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties (which may include our nonconsolidated affiliates). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project to calculate the cost plus margin for the project fee, but not to exceed a maximum amount, and to assume the risk when these estimates may be greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict such factors. The time and costs necessary to complete a project may be affected by a variety of factors, including, but not limited to, those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.
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

Failure to qualify as a REIT could have adverse consequences.

We may not continue to qualify as a REIT in the future. Also, the Internal Revenue Service may challenge our qualification as a REIT for prior years.

For any taxable year we fail to qualify as a REIT and do not qualify under statutory relief provisions:

•	we would be subject to federal income tax on our taxable income at regular corporate rates including, for taxable years ended before January 1, 2018, any applicable alternative minimum tax;

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
Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us.
The 2017 Tax Act was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21% for non-REIT "C" corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT "C" corporations. The law also includes limitations on the deductibility of executive compensation, which may result in our being required to pay higher dividends to continue to qualify as a REIT at a time and in an amount that otherwise may not be in the best interest for us or our shareholders.
In addition, tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively could adversely affect us in a number of additional ways, including making it more difficult or more costly for us to qualify as a REIT or decreasing real estate values generally.
We cannot predict the full impact of the 2017 Tax Act or whether, when, in what forms, or with what effective dates the tax laws, regulations and administrative interpretations applicable to us or our shareholders may be further changed. Any of these matters may significantly affect our liquidity and results of operations, as well as the value of our shares.
Litigation risks could affect our business.
As a publicly-traded owner, manager and developer of multifamily properties, we may incur liability based on various conditions at our properties and the buildings thereon, and we also have become and in the future may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability which is material to our financial condition or results of operations.
Damage from catastrophic weather and other natural events could result in losses.
A certain number of our properties are located in areas that have experienced and may in the future experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, anticipated future revenue from the property, and could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business, financial condition and results of operations.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our employees, suppliers and residents. Such uses and the on-going advancement in technology give rise to potential cybersecurity risks with increasing sophistication, including but not limited to, security breach, espionage, system disruption, theft and inadvertent release of confidential information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks and may be liable for the consequential litigation and remediation costs. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective and there can be no complete assurance of prevention or anticipation of such incidents. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have adverse consequences.
As of December 31, 2017, we had outstanding debt of approximately $2.2 billion. This indebtedness could have adverse consequences, including, but not limited to, the following:

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
We are subject to the risk indebtedness on our properties or our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to pay amounts due on our debt and make distributions to our shareholders. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
Our unsecured credit facilities and fair value of derivative instruments are indexed to the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the Financial Conduct Authority (the "FCA") announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR which may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, trigger changes in the rules or methodologies in LIBOR discouraging market participants from continuing to administer or to participate in LIBOR's determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks which may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.
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
Failure to hedge effectively against interest rates may adversely affect results of operations.
From time-to-time, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements for debt instruments and future debt issuances. These agreements involve risks, such as the risk the counterparties may fail to honor their obligations under these arrangements, and these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting, as well as high-rise buildings, and provide residents with a variety of amenities common to multifamily rental properties.
Operating Properties (including properties held through unconsolidated joint ventures)
The 155 operating properties in which we owned interests and operated at December 31, 2017 averaged 957 square feet of living area per apartment home. For the year ended December 31, 2017, no single operating property accounted for greater than 1.6% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 95% for each of the years ended December 31, 2017 and 2016, and an average monthly rental revenue per apartment home of $1,447 and $1,405 for the same periods, respectively. Resident lease terms generally range from six to eighteen months. At December 31, 2017, 140 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties have an average age of 13 years and were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2013-2017	21
2008-2012	31
2003-2007	28
1998-2002	40
1993-1997	26
Prior to 1993	9

Property Table
The following table sets forth information with respect to our 155 operating properties at December 31, 2017:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2017 Average Occupancy (1)	2017 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	92.6%	$1,307
Camden Copper Square	2000	786	332	95.0	1,110
Camden Foothills	2014	1,032	220	95.3	1,533
Camden Hayden	2015	1,043	234	94.5	1,435
Camden Legacy	1996	1,067	428	95.7	1,203
Camden Montierra	1999	1,071	249	96.1	1,290
Camden Pecos Ranch	2001	924	272	95.8	1,054
Camden San Marcos	1995	984	320	95.7	1,175
Camden San Paloma	1993/1994	1,042	324	96.2	1,192
Camden Sotelo	2008/2012	1,303	170	94.4	1,474
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	96.2	2,000
Camden Glendale	2015	882	303	93.9	2,236
Camden Harbor View	2004	981	546	95.5	2,526
Camden Main and Jamboree	2008	1,011	290	96.4	2,075
Camden Martinique	1986	795	714	95.3	1,720
Camden Sea Palms	1990	891	138	95.2	2,003
The Camden (3)	2016	768	287	93.7	3,099
San Diego/Inland Empire
Camden Landmark	2006	982	469	94.3	1,557
Camden Old Creek	2007	1,037	350	96.0	2,032
Camden Sierra at Otay Ranch	2003	962	422	95.6	1,867
Camden Tuscany	2003	896	160	96.2	2,569
Camden Vineyards	2002	1,053	264	96.1	1,617
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.5	1,409
Camden Caley	2000	925	218	96.0	1,402
Camden Denver West	1997	1,015	320	95.1	1,627
Camden Flatirons	2015	960	424	95.3	1,524
Camden Highlands Ridge	1996	1,149	342	95.6	1,653
Camden Interlocken	1999	1,010	340	96.1	1,517
Camden Lakeway	1997	932	451	95.4	1,464
Camden Lincoln Station (3)	2017	844	267	94.8	1,523
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	94.4	1,631
Camden College Park	2008	942	508	95.2	1,554

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2017 Average Occupancy (1)	2017 Average Monthly Rental Rate per Apartment (2)
Camden Dulles Station	2009	978	382	96.9%	$1,667
Camden Fair Lakes	1999	1,056	530	96.5	1,762
Camden Fairfax Corner	2006	934	489	96.6	1,826
Camden Fallsgrove	2004	996	268	95.2	1,743
Camden Grand Parc	2002	674	105	96.9	2,447
Camden Lansdowne	2002	1,006	690	95.5	1,533
Camden Largo Town Center	2000/2007	1,027	245	94.7	1,646
Camden Monument Place	2007	856	368	96.7	1,554
Camden NoMa	2014	770	321	94.7	2,217
Camden NoMa II (4)	2017	759	405	Lease-Up	2,356
Camden Potomac Yard	2008	835	378	95.1	1,977
Camden Roosevelt	2003	856	198	91.5	2,708
Camden Russett	2000	992	426	94.9	1,453
Camden Silo Creek	2004	975	284	96.4	1,511
Camden South Capitol (5)	2013	821	281	95.5	2,196
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	95.7	1,948
Camden Boca Raton	2014	843	261	95.1	1,946
Camden Brickell	2003	937	405	96.1	2,052
Camden Doral	1999	1,120	260	96.4	1,883
Camden Doral Villas	2000	1,253	232	96.3	2,013
Camden Las Olas	2004	1,043	420	96.4	2,051
Camden Plantation	1997	1,201	502	96.0	1,639
Camden Portofino	1995	1,112	322	95.5	1,669
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.7	1,329
Camden Lago Vista	2005	955	366	96.0	1,210
Camden LaVina	2012	970	420	96.3	1,234
Camden Lee Vista	2000	937	492	97.0	1,152
Camden Orange Court	2008	817	268	95.9	1,324
Camden Town Square	2012	986	438	97.0	1,278
Camden Waterford Lakes (5)	2014	971	300	95.3	1,354
Camden World Gateway	2000	979	408	96.9	1,217
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.2	1,134
Camden Montague	2012	975	192	96.4	1,270
Camden Preserve	1996	942	276	96.0	1,347
Camden Royal Palms	2006	1,017	352	96.3	1,155
Camden Visconti (5)	2007	1,125	450	95.5	1,309
Camden Westchase Park	2012	992	348	95.9	1,377

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2017 Average Occupancy (1)	2017 Average Monthly Rental Rate per Apartment (2)
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	96.6%	$1,323
Camden Buckhead Square	2015	827	250	93.1	1,604
Camden Creekstone	2002	990	223	96.2	1,265
Camden Deerfield	2000	1,187	292	95.1	1,347
Camden Dunwoody	1997	1,007	324	96.8	1,279
Camden Fourth Ward	2014	847	276	96.7	1,631
Camden Midtown Atlanta	2001	935	296	95.3	1,427
Camden Paces	2015	1,407	379	95.2	2,565
Camden Peachtree City	2001	1,027	399	95.0	1,266
Camden Phipps (5)	1996	1,018	234	96.0	1,502
Camden Shiloh	1999/2002	1,143	232	96.5	1,210
Camden St. Clair	1997	999	336	95.8	1,278
Camden Stockbridge	2003	1,009	304	95.5	999
Camden Vantage	2010	901	592	96.3	1,347
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.8	1,250
Camden Cotton Mills	2002	905	180	96.0	1,450
Camden Dilworth	2006	857	145	95.8	1,431
Camden Fairview	1983	1,036	135	96.7	1,152
Camden Foxcroft	1979	940	156	95.6	1,025
Camden Foxcroft II	1985	874	100	95.7	1,128
Camden Gallery (3)	2017	743	323	96.4	1,396
Camden Grandview	2000	1,059	266	94.7	1,636
Camden Sedgebrook	1999	972	368	95.9	1,092
Camden South End	2003	882	299	96.6	1,370
Camden Southline (5)	2015	831	266	95.3	1,499
Camden Stonecrest	2001	1,098	306	95.3	1,287
Camden Touchstone	1986	899	132	95.9	1,019
Raleigh
Camden Asbury Village (5)	2009	1,009	350	95.1	1,143
Camden Crest	2001	1,013	438	95.4	1,007
Camden Governor’s Village	1999	1,046	242	94.8	1,060
Camden Lake Pine	1999	1,066	446	95.0	1,098
Camden Manor Park	2006	966	484	95.0	1,048
Camden Overlook	2001	1,060	320	95.6	1,204
Camden Reunion Park	2000/2004	972	420	93.1	981
Camden Westwood	1999	1,027	354	92.6	1,040

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2017 Average Occupancy (1)	2017 Average Monthly Rental Rate per Apartment (2)
TEXAS
Austin
Camden Amber Oaks (5)	2009	862	348	95.5%	$1,069
Camden Amber Oaks II (5)	2012	910	244	96.1	1,130
Camden Brushy Creek (5)	2008	882	272	96.2	1,136
Camden Cedar Hills	2008	911	208	96.1	1,243
Camden Gaines Ranch	1997	955	390	96.5	1,371
Camden Huntingdon	1995	903	398	95.4	1,124
Camden La Frontera	2015	901	300	95.7	1,218
Camden Lamar Heights	2015	838	314	95.4	1,463
Camden Shadow Brook (5)	2009	909	496	95.4	1,135
Camden Stoneleigh	2001	908	390	96.0	1,222
Corpus Christi
Camden Breakers	1996	868	288	91.7	1,098
Camden Copper Ridge	1986	775	344	91.9	853
Camden South Bay (5)	2007	1,055	270	93.7	1,205
Dallas/Fort Worth
Camden Addison	1996	942	456	95.7	1,183
Camden Belmont	2010/2012	945	477	95.6	1,443
Camden Buckingham	1997	919	464	95.7	1,191
Camden Centreport	1997	911	268	96.8	1,135
Camden Cimarron	1992	772	286	96.0	1,162
Camden Design District (5)	2009	939	355	95.0	1,368
Camden Farmers Market	2001/2005	932	904	95.2	1,324
Camden Henderson	2012	967	106	94.6	1,551
Camden Legacy Creek	1995	831	240	96.4	1,234
Camden Legacy Park	1996	871	276	96.3	1,239
Camden Panther Creek (5)	2009	946	295	95.2	1,201
Camden Riverwalk (5)	2008	982	600	95.6	1,413
Camden Valley Park	1986	743	516	96.0	1,073
Camden Victory Park (3)	2016	861	423	93.6	1,583
Houston
Camden City Centre	2007	932	379	92.8	1,477
Camden City Centre II	2013	868	268	93.2	1,536
Camden Cypress Creek (5)	2009	993	310	95.0	1,230
Camden Downs at Cinco Ranch (5)	2004	1,075	318	93.7	1,227
Camden Grand Harbor (5)	2008	959	300	95.6	1,158
Camden Greenway	1999	861	756	95.4	1,363
Camden Heights (5)	2004	927	352	95.3	1,458
Camden Holly Springs	1999	934	548	93.1	1,194
Camden Midtown	1999	844	337	93.5	1,552
Camden Northpointe (5)	2008	940	384	95.0	1,079

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2017 Average Occupancy (1)	2017 Average Monthly Rental Rate per Apartment (2)
Camden Oak Crest	2003	870	364	94.3%	$1,101
Camden Park	1995	866	288	95.0	1,076
Camden Plaza	2007	915	271	95.7	1,530
Camden Post Oak	2003	1,200	356	93.7	2,451
Camden Royal Oaks	2006	923	236	90.9	1,300
Camden Royal Oaks II	2012	1,054	104	92.3	1,492
Camden Spring Creek (5)(6)	2004	1,080	304	90.9	1,162
Camden Stonebridge	1993	845	204	94.2	1,081
Camden Sugar Grove	1997	921	380	94.8	1,152
Camden Travis Street	2010	819	253	94.2	1,470
Camden Vanderbilt	1996/1997	863	894	95.9	1,414
Camden Whispering Oaks	2008	934	274	95.2	1,194
Camden Woodson Park (5)	2008	916	248	95.6	1,154
Camden Yorktown (5)	2008	995	306	95.6	1,146

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.

(3)	Development property stabilized during 2017—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2017.

(4)	Property under lease-up at December 31, 2017.

(5)	Property owned through an unconsolidated joint venture in which we currently own a 31.3% interest. The remaining interest is owned by an unaffiliated third party.

(6)
Occupancy is based on habitable units and excludes approximately 75 apartment homes during the period the apartment homes were being restored as a result of flooding from Hurricane Harvey. As of November 8, 2017, these apartment homes are now restored and began leasing.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The high and low closing prices per share of our common shares, as reported on the New York Stock Exchange under the symbol “CPT,” and distributions per share declared for the quarters indicated are as follows:

	High	Low	Distributions
2017 Quarters:
First	$85.28	$79.06	$0.75
Second	89.08	80.53	0.75
Third	95.70	84.19	0.75
Fourth	94.92	89.81	0.75
2016 Quarters:
First	$84.09	$70.55	$0.75
Second	88.42	80.08	0.75
Third	90.67	83.69	5.00
Fourth	84.07	76.00	0.75
In the first quarter of 2018, the Company's Board of Trust Managers declared a first quarter dividend of $0.77 per common share to our common shareholders of record as of March 30, 2018. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2018, our annualized dividend rate for 2018 would be $3.08.
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

This graph assumes the investment of $100 on December 31, 2012 and quarterly reinvestment of dividends, including the special dividend paid in September 2016. (Source: S&P Global Market Intelligence (formerly SNL Financial LC))

Index	2013	2014	2015	2016	2017
Camden Property Trust	$86.72	$116.93	$126.20	$150.47	$170.49
FTSE NAREIT Equity	102.47	133.35	137.61	149.33	157.14
S&P 500	132.39	150.51	152.59	170.84	208.14
Russell 2000	138.82	145.62	139.19	168.85	193.58

As of February 8, 2018, there were approximately 387 shareholders of record and approximately 34,624 beneficial owners of our common shares.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. During the year ended December 31, 2017, we issued approximately 28.1 thousand common shares under the 2017 ATM program at our average price of $90.44 per share for a total net consideration of approximately $2.5 million. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2017 through the date of this filing.

In November 2014, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"). Concurrently with the creation of the 2017 ATM program in May 2017 discussed above, we terminated the 2014 ATM program and rolled the $315.3 million remaining available for sale under the 2014 ATM program into the 2017 ATM program. Upon its termination, no further common shares were available for sale under the 2014 ATM program.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.8 million. There were no repurchases under this program for the years ended December 31, 2017, 2016, or 2015.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2013 through 2017. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2017	2016	2015	2014	2013
Operating Data (a)
Total property revenues	$900,896	$876,447	$835,618	$790,263	$737,033
Total property expenses	328,742	311,355	301,000	285,700	266,572
Total non-property income	27,795	14,577	7,332	14,611	21,197
Total other expenses	447,595	425,190	412,022	399,314	377,026
Income from continuing operations attributable to common shareholders	196,422	436,981	229,565	273,892	134,347
Net income attributable to common shareholders	196,422	819,823	249,315	292,089	336,364
Earnings per common share from continuing operations:
Basic	$2.14	$4.81	$2.55	$3.08	$1.50
Diluted	2.13	4.79	2.54	3.06	1.50
Total earnings per common share:
Basic	$2.14	$9.08	$2.77	$3.29	$3.82
Diluted	2.13	9.05	2.76	3.27	3.78
Distributions declared per common share	$3.00	$3.00	$2.80	$2.64	$2.52
Special dividend per common share (b)	$—	$4.25	$—	$—	$—
Balance Sheet Data (at end of year)
Total real estate assets, at cost (c)	$7,667,743	$7,376,690	$7,387,597	$7,025,376	$6,655,139
Total assets	6,173,748	6,028,152	6,037,612	6,043,981	5,619,354
Notes payable	2,204,598	2,480,588	2,724,687	2,730,613	2,517,979
Non-qualified deferred compensation share awards	77,230	77,037	79,364	68,134	47,180
Equity	3,484,714	3,095,553	2,892,896	2,888,409	2,760,181
Other Data
Cash flows provided by (used in):
Operating activities	$434,656	$443,063	$423,238	$418,528	$404,291
Investing activities	(189,754)	690,412	(293,235)	(326,587)	(258,377)
Financing activities	(112,923)	(904,237)	(273,231)	43,482	(154,181)
Funds from operations – diluted (d)	424,072	425,464	414,497	378,043	368,321
Adjusted funds from operations – diluted (d)	359,314	366,380	350,328	318,189	301,291
Property Data
Number of operating properties (at the end of year) (e)	155	152	172	168	170
Number of operating apartment homes (at end of year) (e)	53,033	52,793	59,792	58,948	59,899
Number of operating apartment homes (weighted average) (e) (f)	46,210	46,934	47,088	47,915	46,841
Weighted average monthly total property revenue per apartment home (a)	$1,625	$1,556	$1,479	$1,374	$1,311
Properties under development (at end of period)	7	7	8	13	14

(a)
Excludes discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," and Note 7, "Acquisitions, Dispositions, and Discontinued Operations," in the notes to Consolidated Financial Statements for further discussion of discontinued operations.

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

(e)	Includes operating properties held for sale and discontinued operating properties held for sale for all periods presented.

(f)	Excludes apartment homes owned in joint ventures.

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

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Potential reforms to Fannie Mae and Freddie Mac could adversely affect us;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and discretionary funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Failure to qualify as a REIT could have adverse consequences;

•	Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us;

•	Litigation risks could affect our business;

•	Damage from catastrophic weather and other natural events could result in losses;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined;

•
Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments;

•	Failure to hedge effectively against interest rates may adversely affect results of operations;

•	Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;

•	Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•	Our share price will fluctuate; and

•	The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2017, we owned interests in, operated, or were developing 162 multifamily properties comprised of 55,143 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the year ended December 31, 2017 reflect an increase in same store revenues of 2.9% as compared to 2016. These increases were due to higher average rental rates and increased other property income, which we believe was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates, all of which have resulted in higher rental rates. We also believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2018 and the supply of new multifamily homes will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At December 31, 2017, we had seven projects under construction comprised of 2,110 apartment homes, with stabilization expected to be completed within the next 39 months. As of December 31, 2017, we estimate the additional cost to complete the construction of the seven projects to be approximately $282.3 million.
Acquisitions
Operating properties: In June 2017, we purchased one operating property, Camden Buckhead Square, comprised of 250 apartment homes, located in Atlanta, Georgia for approximately $58.3 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg for approximately $126.9 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida for approximately $81.4 million.
Land: In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million.
Dispositions
In December 2017, we sold one operating property, comprised of 1,005 apartment homes, located in Corpus Christi, Texas for approximately $78.4 million and recognized a gain of approximately $43.2 million.
Hurricanes
In August 2017, Hurricane Harvey impacted certain multifamily communities within our Texas portfolio. In September 2017, Hurricane Irma impacted certain multifamily communities throughout the state of Florida, and in the Atlanta, Georgia and Charlotte, North Carolina areas. We incurred approximately $3.9 million in expenses at our wholly-owned multifamily communities impacted by these hurricanes which is recorded in property operating and maintenance expenses, with no insurance recoveries anticipated. We also incurred approximately $0.7 million in other storm-related expenses relating to these hurricanes, which are recorded in general and administrative expenses. Additionally, we recognized $0.4 million, representing our share of ownership interest of hurricane-related expenses incurred by the multifamily communities of the Funds, which is recorded in equity in income of joint ventures.

Other
In September 2017, we issued approximately 4.8 million common shares in a public equity offering and received approximately $442.5 million in net proceeds. We also issued approximately 28,111 shares under our 2017 ATM program during the year ended December 31, 2017 and received approximately $2.5 million in net proceeds.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings, or secured mortgages.
As of December 31, 2017, we had approximately $368.5 million in cash and cash equivalents, $586.6 million available under our $600.0 million unsecured credit facility and $45.0 million available under our $45.0 million unsecured short-term borrowing facility. As of the date of this filing, we had common shares having an aggregate offering price of up to $315.3 million remaining available for sale under our 2017 ATM program. We believe scheduled payments of debt in 2018 are manageable at approximately $173.7 million which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $1.3 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2017		December 31, 2016
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,040	17	5,635	16
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,246	13
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,076	13	2,753	12
Raleigh, North Carolina	3,054	8	3,054	8
Orlando, Florida	2,962	8	2,962	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,365	7
Tampa, Florida	2,378	6	2,378	6
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	1,907	4
Total Operating Properties	53,033	155	52,793	152

Properties Under Construction
Washington, D.C. Metro	822	2	1,227	3
Houston, Texas	586	2	315	1
Phoenix, Arizona	441	1	441	1
Denver, Colorado	233	1	267	1
Charlotte, North Carolina	28	1	323	1
Total Properties Under Construction	2,110	7	2,573	7
Total Properties	55,143	162	55,366	159

	December 31, 2017		December 31, 2016
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	47,860	140	48,083	137

(1)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Dispositions
Disposition of Consolidated Operating Property
During the year ended December 31, 2017, we sold one operating property, comprised of 1,005 apartment homes, located in Corpus Christi, Texas.
Discontinued Operations
We did not have any discontinued operations for the year ended December 31, 2017. During the year ended December 31, 2016, we had discontinued operations related to the sale in April 2016 of 15 operating properties, comprised of an aggregate of 4,918 apartment homes, a retail center, and approximately 19.6 acres of undeveloped land, all located in Las Vegas, Nevada.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2017, stabilization was achieved at four consolidated operating properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Properties
The Camden
Hollywood, CA	287	4Q16	1Q17
Camden Gallery
Charlotte, NC	323	1Q17	2Q17
Camden Victory Park
Dallas, TX	423	3Q16	3Q17
Camden Lincoln Station
Denver, CO	267	3Q17	4Q17
Consolidated total	1,300

Completed Construction in Lease-Up
At December 31, 2017, we had one consolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 1/30/2018	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden NoMa II
Washington, DC	405	$107.2	68%	2Q17	2Q19
(1)    Excludes leasing costs, which are expensed as incurred.

Properties Under Development and Land
Our consolidated balance sheet at December 31, 2017 included approximately $377.2 million related to properties under development and land. Of this amount, approximately $252.5 million related to our projects currently under construction. In addition, we had approximately $124.7 million primarily invested in land held for future development and land holdings, which included approximately $113.6 million related to projects we expect to begin constructing during the next two years, and approximately $11.1 million invested in land which we may develop in the future.
Communities Under Construction. At December 31, 2017, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Shady Grove Rockville, MD (1)	457	$116.0	$112.5	$18.3	1Q18	3Q19
Camden McGowen Station Houston, TX	315	90.0	65.7	65.7	3Q18	4Q19
Camden Washingtonian Gaithersburg, MD	365	90.0	65.7	65.7	1Q19	4Q19
Camden North End I Phoenix, AZ	441	105.0	53.0	53.0	2Q19	2Q20
Camden Grandview II Charlotte, NC	28	21.0	11.1	11.1	4Q18	2Q19
Camden RiNo Denver, CO	233	75.0	23.6	23.6	2Q20	4Q20
Camden Downtown I Houston, TX	271	132.0	15.1	15.1	3Q20	1Q21
Consolidated total	2,110	$629.0	$346.7	$252.5
(1)    Property in lease-up and was 59% leased at January 30, 2018.

Development Pipeline Communities. At December 31, 2017, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead (2)	375	$104.0	$17.9
Atlanta, GA
Camden Atlantic	269	90.0	15.5
Plantation, FL
Camden Arts District	354	150.0	19.3
Los Angeles, CA
Camden Hillcrest	125	75.0	23.6
San Diego, CA
Camden Gallery II	5	3.0	1.4
Charlotte, NC
Camden North End II	326	73.0	12.2
Phoenix, AZ
Camden Paces III	350	100.0	13.6
Atlanta, GA
Camden Downtown II	271	145.0	10.1
Houston, TX
Total	2,075	$740.0	$113.6

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

(2)	Camden Buckhead is Phase 2 of our Paces development.

Land Holdings. At December 31, 2017, we had the following investment in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ	14.0	$11.1

Geographic Diversification
At December 31, 2017 and 2016, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2017		2016
Washington, D.C. Metro	$1,500,568	19.6%	$1,417,255	19.2%
Houston, Texas	811,507	10.6	766,801	10.4
Los Angeles/Orange County, California	724,745	9.5	709,210	9.6
Atlanta, Georgia	697,325	9.1	626,483	8.5
Southeast Florida	575,134	7.5	565,369	7.7
Phoenix, Arizona	524,126	6.8	492,251	6.7
Dallas, Texas	500,492	6.5	493,477	6.7
Denver, Colorado	465,363	6.1	440,296	6.0
Charlotte, North Carolina	383,439	5.0	371,009	5.0
San Diego/Inland Empire, California	359,549	4.7	330,961	4.5
Orlando, Florida	345,525	4.5	341,727	4.6
Raleigh, North Carolina	280,540	3.7	268,230	3.6
Austin, Texas	232,405	3.0	230,351	3.1
Tampa, Florida	223,841	2.9	221,428	3.0
Corpus Christi, Texas	43,184	0.5	101,842	1.4
Total	$7,667,743	100.0%	$7,376,690	100.0%
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

	2017	2016	2015
Average monthly property revenue per apartment home	$1,625	$1,556	$1,479
Annualized total property expenses per apartment home (1)	$7,114	$6,634	$6,392
Weighted average number of operating apartment homes owned 100%	46,210	46,934	47,088
Weighted average occupancy of operating apartment homes owned 100% (2)	95.4%	95.3%	95.7%

(1)	2017 includes approximately $3.9 million of storm-related expenses relating to Hurricanes Harvey and Irma for the year ended December 31, 2017.

(2)	Our one student housing community, which was sold in December 2017, is excluded from this calculation.

Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property income less property operating and maintenance expenses less real estate taxes. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance, should not be considered an alternative to net cash from operating activities as a measure of liquidity, and should not be considered an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the year ended December 31, 2017, 2016, and 2015 are as follows:

(in thousands)	2017	2016	2015
Net income	$200,860	$838,226	$258,262
Less: Fee and asset management income	(8,176)	(6,864)	(6,999)
Less: Interest and other income	(3,011)	(2,202)	(597)
Less: (Income)/loss on deferred compensation plans	(16,608)	(5,511)	264
Plus: Property management expense	25,773	25,125	23,055
Plus: Fee and asset management expense	3,903	3,848	4,742
Plus: General and administrative expense	50,587	47,415	46,233
Plus: Interest expense	86,750	93,145	97,312
Plus: Depreciation and amortization expense	263,974	250,146	240,944
Plus: Expense/(benefit) on deferred compensation plans	16,608	5,511	(264)
Plus: Loss on early retirement of debt	323	—	—
Less: Gain on sale of operating properties, including land	(43,231)	(295,397)	(104,288)
Less: Equity in income of joint ventures	(6,822)	(7,125)	(6,168)
Plus: Income tax expense	1,224	1,617	1,872
Less: Income from discontinued operations	—	(7,605)	(19,750)
Less: Gain on sale of discontinued operations, net of tax	—	(375,237)	—
Net operating income	$572,154	$565,092	$534,618

Property-Level NOI (1)(2)
Property NOI, as reconciled above, is detailed further into the following categories for the year ended December 31, 2017 as compared to 2016 and for the year ended December 31, 2016 as compared to 2015:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2017	2017	2016	$	%
Property revenues:
Same store communities	41,988	$799,951	$777,498	$22,453	2.9%
Non-same store communities	3,357	77,360	49,849	27,511	55.2
Development and lease-up communities	2,515	6,034	—	6,034	*
Dispositions/other	—	17,551	49,100	(31,549)	(64.3)
Total property revenues	47,860	$900,896	$876,447	$24,449	2.8%
Property expenses:
Same store communities	41,988	$287,828	$276,444	$11,384	4.1%
Non-same store communities	3,357	28,561	18,473	10,088	54.6
Development and lease-up communities	2,515	2,399	—	2,399	*
Hurricane expenses	—	3,944	—	3,944	*
Dispositions/other	—	6,010	16,438	(10,428)	(63.4)
Total property expenses	47,860	$328,742	$311,355	$17,387	5.6%
Property NOI:
Same store communities	41,988	$512,123	$501,054	$11,069	2.2%
Non-same store communities	3,357	48,799	31,376	17,423	55.5
Development and lease-up communities	2,515	3,635	—	3,635	*
Hurricane expenses	—	(3,944)	—	(3,944)	*
Dispositions/other	—	11,541	32,662	(21,121)	(64.7)
Total property NOI	47,860	$572,154	$565,092	$7,062	1.2%
* Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized as of January 1, 2016, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2016, excluding assets held for sale. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2016, excluding assets held for sale. Hurricane expenses include storm-related damages related to Hurricanes Harvey and Irma in August and September 2017. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations since January 1, 2016. Other includes non-multifamily rental properties and expenses related to land holdings not under active development.

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
* Not a meaningful percentage.

(2)
Same store communities are communities we owned and were stabilized as of January 1, 2015, excluding assets held for sale. Non-same store communities are stabilized communities not owned or stabilized as of January 1, 2015, excluding assets held for sale. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2015, excluding assets held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations since January 1, 2015. Other includes non-multifamily rental properties, below market lease amortization related to acquired communities, and expenses related to land holdings not under active development.

Same Store Analysis
Year ended December 2017 compared to year ended December 2016
Same store property NOI increased approximately $11.1 million for the year ended December 31, 2017 as compared to the same period in 2016. This increase was due to an increase of approximately $22.5 million in same store property revenues for the year ended December 31, 2017, partially offset by an increase of approximately $11.4 million in same store property expenses for the year ended December 31, 2017, as compared to the same period in 2016.

The $22.5 million increase in same store property revenue for the year ended December 31, 2017 as compared to the same period in 2016, was due in part to an increase in same store rental revenues of approximately $16.4 million for the year ended December 31, 2017, which was primarily due to a 2.9% increase in average rental rates for our same store portfolio for the year ended December 31, 2017, as compared to the same period in 2016. The increase in same store property revenue was also due to an increase of approximately $6.1 million in other property revenue for the year ended December 31, 2017 as compared to the same period in 2016, primarily due to increases in income from our bulk internet rebilling program and miscellaneous fee income.

The $11.4 million increase in same store property expense for the year ended December 31, 2017 as compared to the same period in 2016, was primarily due to increased costs of approximately $4.4 million associated with our bulk internet and other utility rebilling programs and a $3.9 million increase in real estate taxes as a result of higher property valuations at a number of our communities. These increases were also due to higher property insurance expenses of approximately $1.8 million during the year ended December 31, 2017 as compared to the same period in 2016.
Year ended December 2016 compared to year ended December 2015

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
The $5.8 million increase in same store property expense for the year ended December 31, 2016 as compared to the same period in 2015, was primarily due to increased costs of approximately $5.5 million associated with our bulk internet and other utility rebilling programs and a $2.5 million increase in real estate taxes as a result of higher property valuations at a number of our communities. These increases were partially offset by decreased property insurance expenses of approximately $3.0 million during the year ended December 31, 2016 as compared to the same period in 2015.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $21.0 million for the year ended December 31, 2017 as compared to the same period in 2016. The increase was due to an increase of approximately $33.5 million in revenues for the year ended December 31, 2017, partially offset by an increase of approximately $12.5 million in expenses for the year ended December 31, 2017, as compared to the same period in 2016. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of four operating properties in 2016 and four operating properties in 2017 and the acquisition of one operating property in 2017. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the timing of completion and partial lease up of one property during 2016 and 2017, and the partial lease-up of one property which was under construction at December 31, 2017.
Property NOI from non-same store and development and lease-up communities increased approximately $21.2 million for the year ended December 31, 2016 as compared to the same period in 2015. The increase was due to an increase of approximately $33.3 million in revenues for the year ended December 31, 2016, partially offset by an increase of approximately $12.1 million in expenses for the year ended December 31, 2016, as compared to the same period in 2015. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of five operating properties in 2015 and four operating properties in 2016. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of three properties during 2015 and two properties during 2016, and the partial lease-up of two properties which was under construction at December 31, 2016.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the year ended December 31,
(in millions)	2017 compared to 2016	2016 compared to 2015
Property Revenues
Revenues from non-same store stabilized properties	$24.7	$23.1
Revenues from acquisitions	2.8	—
Revenues from development and lease-up properties	6.0	9.4
Other	—	0.8
	$33.5	$33.3
Property Expenses
Expenses from non-same store stabilized properties	$8.8	$7.3
Expenses from acquisitions	1.3	—
Expenses from development and lease-up properties	2.4	4.3
Other	—	0.5
	$12.5	$12.1
Property NOI
NOI from non-same store stabilized properties	$15.9	$15.8
NOI from acquisitions	1.5	—
NOI from development and lease-up properties	3.6	5.1
Other	—	0.3
	$21.0	$21.2
Hurricane Expenses
We incurred approximately $3.9 million of expenses at our wholly-owned multifamily communities impacted by Hurricanes Harvey and Irma in August and September 2017, respectively, with no insurance recoveries anticipated, during the year ended December 31, 2017.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $21.1 million for the year ended December 31, 2017 as compared to the same period in 2016. The decrease was primarily due to the disposition of one dual-phased operating property and six other operating properties in 2016 and the disposition of one operating property in 2017.

Dispositions/other property NOI decreased approximately $12.8 million for the year ended December 31, 2016 as compared to the same period in 2015. The decrease was primarily due to the disposition of three operating properties in 2015, and the disposition of one dual-phase operating property and six other operating properties in 2016.

Non-Property Income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2017	2016	$	%	2016	2015	$	%
Fee and asset management	$8,176	$6,864	$1,312	19.1%	$6,864	$6,999	$(135)	(1.9)%
Interest and other income	3,011	2,202	809	36.7	2,202	597	1,605	*
Income (loss) on deferred compensation plans	16,608	5,511	11,097	*	5,511	(264)	5,775	*
Total non-property income	$27,795	$14,577	$13,218	90.7%	$14,577	$7,332	$7,245	98.8%
* Not a meaningful percentage
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, increased approximately $1.3 million for the year ended December 31, 2017 as compared to 2016 and decreased approximately $0.1 million for the year ended December 31, 2016 as compared to 2015. The increase for 2017 as compared to 2016 was primarily due to an increase in higher third-party construction activity and higher fees earned on capital projects at Fund communities. The slight decrease for 2016 as compared to 2015 was primarily due to a decrease in development and construction fees earned due to the timing of the commencement and completion of the development of one community by one of our Funds in 2015, partially offset by higher third-party construction activity.
Interest and other income increased approximately $0.8 million for the year ended December 31, 2017, as compared to 2016, and increased approximately $1.6 million for the year ended December 31, 2016 as compared to 2015. The increase for the year ended December 31, 2017 was primarily due to higher interest income earned on investments in cash and cash equivalents due to maintaining higher average cash balances throughout the year ended December 31, 2017, as compared to the same period in 2016. The increase for 2016 was due to higher interest income earned on investments in cash and short-term investments due to an increase in average cash balances and an increase in interest income earned due to higher average note receivable balances outstanding on our real estate secured loans to unaffiliated third parties in 2016, as compared to the same period in 2015.
Our deferred compensation plans recognized income of approximately $16.6 million in 2017, income of approximately $5.5 million in 2016 and a loss of approximately $0.3 million in 2015. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below. The increase in 2017 as compared to 2016 was also due to higher diversification of participants' fully vested share awards into other equity securities in 2016 and 2017.

Other Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2017	2016	$	%	2016	2015	$	%
Property management	$25,773	$25,125	$648	2.6%	$25,125	$23,055	$2,070	9.0%
Fee and asset management	3,903	3,848	55	1.4	3,848	4,742	(894)	(18.9)
General and administrative	50,587	47,415	3,172	6.7	47,415	46,233	1,182	2.6
Interest	86,750	93,145	(6,395)	(6.9)	93,145	97,312	(4,167)	(4.3)
Depreciation and amortization	263,974	250,146	13,828	5.5	250,146	240,944	9,202	3.8
Expense (benefit) on deferred compensation plans	16,608	5,511	11,097	*	5,511	(264)	5,775	*
Total other expenses	$447,595	$425,190	$22,405	5.3%	$425,190	$412,022	$13,168	3.2%
* Not a meaningful percentage
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, increased approximately $0.6 million for the year ended December 31, 2017 as compared to 2016 and increased approximately $2.1 million for the year ended December 31, 2016 as compared to 2015. The increase for 2017 as compared to 2016 was primarily related to higher salary and benefit costs, higher professional expenses and higher education programs provided to our regional employees. The increase for 2016 as compared to 2015 was primarily due to increases in salaries, benefits and incentive compensation expenses. Property management expenses were 2.9% of total property revenues for each of the years ended December 31, 2017 and 2016, and were 2.8% of total property revenues for the year ended December 31, 2015.
Fee and asset management expense, which represents expenses related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.1 million for the year ended December 31, 2017 as compared to 2016 and decreased approximately $0.9 million for the year ended December 31, 2016 as compared to 2015. The slight increase for 2017 as compared to 2016 was primarily due to higher expenses relating to an increase in third-party construction activity in 2017 as compared to 2016. The decrease for 2016 as compared to 2015 was primarily due to lower professional fees incurred in managing our joint ventures and lower expenses incurred as a result of decreases in development and construction activity relating to the timing of one development community started and completed by one of the Funds in 2015. The decrease was partially offset by higher expenses relating to an increase in third-party construction activity in 2016 as compared to 2015.
General and administrative expenses increased approximately $3.2 million during the year ended December 31, 2017 as compared to 2016 and increased approximately $1.2 million during the year ended December 31, 2016 as compared to 2015. General and administrative expenses were 5.5%, 5.4% and 5.5% of total revenues, excluding income (loss) on deferred compensation plans, for the years ended December 31, 2017, 2016 and 2015, respectively. The increase for the year ended December 31, 2017 as compared to 2016 was primarily due to higher salary and benefit costs, $0.7 million of storm-related expenses related to Hurricanes Harvey and Irma in August and September 2017, and higher professional expenses. The increase for the year ended December 31, 2016 as compared to 2015 was primarily due to increases in salaries, benefits, and incentive compensation expenses due to higher deferred compensation amortization costs resulting from the accelerated vesting relating to certain trust managers and executive officers meeting the retirement eligibility and service requirements as defined in the 2011 Share Incentive Plan of Camden Property Trust, and an increase in the value of awards granted in 2016 as compared to the value of awards which vested during the same period in 2015.
Interest expense decreased approximately $6.4 million for the year ended December 31, 2017 as compared to 2016 and decreased approximately $4.2 million for the year ended December 31, 2016 as compared to 2015. The decrease in interest expense in 2017 as compared to 2016 was primarily due to the repayment of a $246.8 million, 5.83% senior unsecured note payable in May 2017. The decrease was partially offset by lower capitalized interest during the year ended December 31, 2017, resulting from lower average balances in our development pipeline.
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
Depreciation and amortization expense increased approximately $13.8 million for the year ended December 31, 2017 as compared to 2016 and increased approximately $9.2 million for the year ended December 31, 2016 as compared to 2015. The increase in 2017 as compared to 2016 was primarily due to the completion of units in our development pipeline, the acquisition of one operating property in 2017, the completion of repositions, and increases in capital improvements placed in service during 2017 and 2016. The increase was partially offset by a decrease in depreciation expense related to the disposition of one dual-phased operating property and six other operating properties in 2016, and one operating property in 2017.
The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily due to the completion of units in our development pipeline, the completion of repositions, and increases in capital improvements placed in service during 2016 and 2015. The increase was partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2015, and the dispositions of one dual-phased operating property and six other operating properties in 2016.
Our deferred compensation plans incurred an expense of approximately $16.6 million in 2017, an expense of approximately $5.5 million in 2016 and a benefit of approximately $0.3 million in 2015. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above. The increase in 2017 as compared to 2016 was also due to higher diversification of participants' fully vested share awards into other equity securities in 2016 and 2017.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
(in thousands)	2017	2016		$2016	2015	$
Loss on early retirement of debt	$(323)	$—	$(323)	$—	$—	$—
Gain on sale of operating properties, including land	$43,231	$295,397	$(252,166)	$295,397	$104,288	$191,109
Equity in income of joint ventures	6,822	7,125	(303)	7,125	6,168	957
Income tax expense	(1,224)	(1,617)	393	(1,617)	(1,872)	255
The $0.3 million loss on early retirement of debt during the year ended December 31, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss on early retirement of debt primarily includes the applicable unamortized loan costs.
In 2017, we recognized a gain of approximately $43.2 million related to the sale of one operating property, which compares to an approximate $294.9 million gain recognized in 2016 related to the sale of one dual-phased property and six other operating properties, and an approximate $104.0 million gain recognized in 2015 related to the sale of three operating properties. For the year ended 2016, we also sold 6.3 acres of land adjacent to an operating property in Tampa, Florida for a gain of approximately $0.4 million and for the year ended 2015, we also sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for a gain of approximately $0.3 million.

Equity in income of joint ventures decreased approximately $0.3 million for the year ended December 31, 2017 as compared to 2016, and increased approximately $1.0 million for the year ended December 31, 2016 as compared to 2015. The decrease in 2017 was primarily due to the recognition of approximately $0.4 million of expenses, representing our share of ownership interest of hurricane-related expenses incurred by the Fund multifamily communities due to Hurricanes Harvey and Irma in August and September 2017. The decrease in 2017 was also due to higher interest expense recognized by three operating properties owned by the Funds which refinanced existing variable construction loans into permanent financing arrangements at higher rates. These decreases were partially offset by an increase in earnings resulting from higher rental and other property revenues from the operating properties owned by the Funds.
The increase in equity in income in 2016 as compared to 2015 was primarily due to an increase in earnings resulting from higher rental and other property revenues from the operating properties owned by the Funds and the stabilization of one operating property owned by one of the Funds during the first quarter of 2016. The increase was partially offset by higher real estate taxes as a result of increased property valuations at a number of the communities owned by the Funds. The increase was further offset by an increase in interest expense incurred during the year ended December 31, 2016 resulting from interest capitalized during the year ended December 31, 2015 while an operating property was under construction.
Income tax expense decreased approximately $0.4 million for the year ended December 31, 2017, as compared to 2016, and decreased approximately $0.3 million for the year ended December 31, 2016, as compared to 2015. The decrease in 2017 was primarily due to an approximate $0.5 million state income tax refund received in 2017, partially offset by an increase in taxable income related to our third party construction activities conducted in a taxable REIT subsidiary. The decrease in 2016 was primarily due to lower state tax rates in 2016 as compared to 2015, partially offset by an increase in taxable income related to our third party construction activities conducted in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2017	2016	2015
Funds from operations
Net income attributable to common shareholders (1)	$196,422	$819,823	$249,315
Real estate depreciation and amortization, including discontinued operations	257,540	248,235	251,104
Adjustments for unconsolidated joint ventures	8,903	9,194	9,146
Gain on sale of operating properties, net of tax	(43,231)	(294,954)	(104,015)
Gain on sale of discontinued operations, net of tax	—	(375,237)	—
Income allocated to non-controlling interests	4,438	18,403	8,947
Funds from operations	$424,072	$425,464	$414,497

Less: recurring capitalized expenditures	(64,758)	(59,084)	(64,169)
Adjusted funds from operations	$359,314	$366,380	$350,328

Weighted average shares – basic	91,499	89,580	89,120
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	211	323	370
Common units	1,884	1,891	1,896
Weighted average shares – diluted	93,594	91,794	91,386

(1)	Net income attributable to common shareholders for the year ended December 31, 2017 included approximately $5.0 million of storm-related expenses related to Hurricanes Harvey and Irma.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.8, 5.5, and 5.2 times for the years ended December 31, 2017, 2016, and 2015, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 80.0%, 78.3%, and 79.9% of our properties were unencumbered at December 31, 2017, 2016, and 2015, respectively. Our weighted average maturity of debt was approximately 4.3 years at December 31, 2017.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2018 including:

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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2017 and 2016.
Net cash from operating activities was approximately $434.7 million during the year ended December 31, 2017 as compared to approximately $443.1 million during the year ended December 31, 2016. The decrease was primarily due to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, and the disposition of one dual-phased operating property and six other operating properties during 2016 and one operating property during 2017. The decrease was also due to higher cash bonuses paid to employees in 2017 as compared to 2016. The decrease was partially offset by a growth in revenues attributable to increased rental rates at our same store communities and growth in the number of non-same store properties resulting from eight operating properties reaching stabilization during 2016 and 2017, the timing of completion and partial lease-up of one operating property during 2016 and 2017, the partial lease-up of one property which was under construction at December 31, 2017, and the acquisition of one operating property in 2017. See further discussions of our 2017 operations as compared to 2016 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2017 totaled approximately $189.8 million as compared to net cash from investing activities of approximately $690.4 million during the year ended December 31, 2016. During 2017, we had cash outflows for property development and capital improvements of approximately $299.1 million. During 2017, we also acquired an operating property located in Atlanta, Georgia for approximately $58.3 million, and had increases of $2.0 million in a note receivable balance outstanding on a real estate secured loan to an unaffiliated third party. These outflows were partially offset by cash receipts of $100.0 million from the maturity of a short-term investment, and proceeds from the disposition of one operating property of $76.9 million. During 2016, we received approximately $623.0 million from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as $515.8 million from the sale of one dual-phase operating property and six other operating properties and one land holding. These cash inflows in 2016 were partially offset by cash outflows for property development and capital improvements of approximately $343.0 million. The decrease in property development and capital improvements for 2017, as compared to the same period in 2016, was primarily due to the timing and completion of six consolidated operating properties in 2016 and 2017, partially offset by an increase in redevelopment expenditures relating to our reposition program at several of our operating properties. The property development and capital improvements during 2017 and 2016, included the following:

	December 31,
(in millions)	2017	2016
Expenditures for new development, including land	$163.1	$220.4
Capitalized interest, real estate taxes, and other capitalized indirect costs	25.3	29.8
Reposition expenditures	40.4	23.1
Capital expenditures	70.3	69.7
Total	$299.1	$343.0
During the year ended December 31, 2016, cash outflows in investing activities also included the purchase of a short-term investment for $100.0 million and increases of $7.5 million in a note receivable balance outstanding on a real estate secured loans to an unaffiliated third party.

Net cash used in financing activities totaled approximately $112.9 million during the year ended December 31, 2017 as compared to approximately $904.2 million during the year ended December 31, 2016. During 2017, we repaid our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured note payable of approximately $30.7 million. We also used approximately $280.8 million to pay distributions to common shareholders and non-controlling interest holders. These cash outflows were partially offset by net proceeds of approximately $445.0 million from the issuances of approximately 4.8 million common shares through an equity offering completed in September 2017 and issuances under our 2017 ATM program. During 2016, we had payments, net of proceeds, of $244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $663.4 million to pay distributions to common shareholders and non-controlling interest holders which included the payment of the $4.25 per common share special dividend paid on September 30, 2016.
The following is a discussion of our cash flows for the years ended December 31, 2016 and 2015.
Net cash from operating activities was approximately $443.1 million during the year ended December 31, 2016 as compared to approximately $423.2 million during the year ended December 31, 2015. The increase was primarily due to higher net property-level NOI, primarily due to the growth in revenues attributable to increased rental rates from our same store communities and growth in the number of non-same store properties resulting from the stabilization of nine operating properties in 2015 and 2016, the completion and partial lease-up of two operating properties in 2016, and the partial lease-up of two properties under construction at December 31, 2016. The increase was also due to an approximate $10.0 million bonus paid to employees in 2015 relating to the restructuring of the Funds in December 2014. The increase was partially offset by a decrease related to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations in 2016, as well as the disposition of three other operating properties in 2015 and the disposition of one dual-phased operating property and six other operating properties in 2016. See further discussions of our 2016 operations as compared to 2015 in "Results of Operations."
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
During the year ended December 31, 2016, cash outflows from investing activities also included the purchase of a short-term investment for $100.0 million. During the year ended December 31, 2015, cash outflows also included $13.8 million relating to capital improvements and reposition expenditures from our discontinued operations. These cash outflows were offset by proceeds of approximately $145.0 million from the sale of three operating properties and two land holdings.
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

Financial Flexibility
We have a $600.0 million unsecured credit facility which matures in August 2019, with two six-month options to extend the maturity date at our election to August 2020. Additionally, we have the option to further increase our credit facility to $900.0 million by either adding additional banks to the facility or obtaining the agreement of the existing banks to increase their commitments. The interest rate on this credit facility is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under this credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $300.0 million or the remaining amount available under the credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2017, we had no balances outstanding on our $600.0 million credit facility and we had outstanding letters of credit totaling approximately $13.4 million, leaving approximately $586.6 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At December 31, 2017, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2017 we had approximately 92.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600.0 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares under the 2017 ATM program were sold subsequent to December 31, 2017 through the date of this filing.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled payments of debt in 2018 are manageable at approximately $173.7 million which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $1.3 million. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $282.3 million. Of this amount, we expect to incur costs between approximately $140 million and $160 million during 2018 and to incur the remaining costs during 2019 and 2020. Additionally, we expect to incur costs between approximately $45 million and $55 million related to the start of new development activities, between approximately $37 million and $41 million of repositions and revenue enhancing expenditures, between approximately $28 million and $32 million in redevelopment expenditures and between approximately $65 million and $69 million of additional recurring capital expenditures during 2018.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from 2017 our ATM program, other unsecured borrowings, or secured mortgages. We continue to evaluate our operating properties and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2017, we announced our Board of Trust Managers had declared a quarterly dividend of $0.75 per common share to our common shareholders of record as of December 15, 2017. This dividend was subsequently paid on January 17, 2018 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2017 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.00 per share or unit for the year ended December 31, 2017.
In the first quarter of 2018, the Company's Board of Trust Managers declared a first quarter dividend of $0.77 per common share to our common shareholders of record as of March 30, 2018. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2018, our annualized dividend rate for 2018 would be $3.08.
The following table summarizes our known contractual cash obligations as of December 31, 2017:

(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Debt maturities (1)	$2,204.6	$173.7	$643.0	$(1.2)	$249.1	$349.3	$790.7
Interest payments (2)	356.6	90.1	63.3	55.5	49.1	43.3	55.3
Non-cancelable lease payments	20.6	2.9	2.8	2.8	2.8	2.6	6.7
	$2,581.8	$266.7	$709.1	$57.1	$301.0	$395.2	$852.7

(1)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on certain secured notes with floating interest rates were calculated based on the interest rates in effect as of December 31, 2017.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2017, our unconsolidated joint ventures had outstanding debt of approximately $514.5 million, of which our proportionate share was approximately $161.0 million. As of December 31, 2017, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date, and the amounts of revenues and expenses recognized during the reporting period. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," to the accompanying consolidated financial statements.
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
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2017.
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

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2017 and 2016.

	December 31, 2017				December 31, 2016
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,029.6	4.6	4.5%	92.1%	$2,274.9	5.0	4.7%	91.7%
Variable rate debt	175.0	0.8	1.9	7.9	205.7	3.2	1.4%	8.3%
We have historically used variable rate indebtedness available under our unsecured credit facility and other short-term borrowings to initially fund acquisitions and our development pipeline. To the extent we utilize our unsecured credit facility and increase our variable rate indebtedness, our exposure to increases in interest rates will also increase.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant. Holding other variables constant, a one percentage point variance in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $82.2 million. The net income attributable to common shareholders and cash flows impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt would be approximately $1.8 million, holding all other variables constant.
We currently use interest rate swaps to reduce the impact of interest rate fluctuations on certain indebtedness, not for trading or speculative purposes. During the year ended December 31, 2017, we had three forward interest rate swap agreements with a total notional amount of $200.0 million that become effective October 31, 2018 to hedge a portion of anticipated future fixed rate debt issuances. We expect to cash settle these contracts relating to these outstanding swaps upon the issuance of debt in 2018 and either pay or receive cash for the fair value of the swap at time of settlement. The impact of settling our position, assuming debt is issued as expected, will be recognized over the life of the issued debt as an adjustment to interest expense.
Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has agreements with derivative counterparties containing provisions where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2017, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was approximately $0.5 million.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Camden Property Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2018

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 23, 2018 in connection with the Annual Meeting of Shareholders to be held on or about May 17, 2018.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 23, 2018 in connection with the Annual Meeting of Shareholders to be held on or about May 17, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 23, 2018 in connection with the Annual Meeting of Shareholders to be held on or about May 17, 2018 to the extent not set forth below.
The following table gives information about the equity compensation plans as of December 31, 2017.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	68,978	$61.15	827,928
Equity compensation plans not approved by security holders	—	—	—
Total	68,978	$61.15	827,928
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

At December 31, 2017, approximately 2.9 million fungible units were available under the 2011 Share Plan, which results in approximately 0.8 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 23, 2018 in connection with the Annual Meeting of Shareholders to be held on or about May 17, 2018.

Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 23, 2018 in connection with the Annual Meeting of Shareholders to be held on or about May 17, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 11, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.6	Form of Camden Property Trust 5.700% Note due 2017	Exhibit 4.3 to Form 8-K filed on May 7, 2007

4.7	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on June 3, 2011

4.8	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.9	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.10	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.11	Form of Camden Property Trust 3.50% Notes due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.31	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.32	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.33
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto
Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.34
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto
Exhibit 10.6 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.35	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.36	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.37	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.38	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.39	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.40	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.41	Master Credit Agreement, dated as of September 24, 2008, among CSP Community Owner, LLC, CPT Community Owner, LLC, and Red Mortgage Capital, Inc. (3)	Exhibit 10.4 to Form 10-Q filed on July 30, 2010

10.42
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender (3)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.43	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Jefferies LLC	Exhibit 1.1 to Form 8-K filed on May 16, 2017

10.44	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to Form 8-K filed on May 16, 2017

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.45	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Exhibit 1.3 to Form 8-K filed on May 16, 2017

10.46	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and SunTrust Robinson Humphrey, Inc.	Exhibit 1.4 to Form 8-K filed on May 16, 2017

10.47	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.5 to Form 8-K filed on May 16, 2017

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
Exhibit 99.1 to Form 8-K filed on August 11, 2015

12.1	Statement Regarding Computation of Ratios	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Heather J. Brunner, Scott S. Ingraham, Renu Khator, William B. McGuire, Jr., William F. Paulsen, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Pursuant to SEC Release No. 33-10322 and Rule 311 of Regulation S-T, this exhibit was filed in paper before the mandated electronic filing.

(3)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
Item 16. Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 2018	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 16, 2018
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 16, 2018
D. Keith Oden

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 16, 2018
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 16, 2018
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Heather J. Brunner	Trust Manager	February 16, 2018

*
Scott S. Ingraham	Trust Manager	February 16, 2018

*
Renu Khator	Trust Manager	February 16, 2018

*
William B. McGuire, Jr.	Trust Manager	February 16, 2018

*
William F. Paulsen	Trust Manager	February 16, 2018

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 16, 2018

*
Steven A. Webster	Trust Manager	February 16, 2018

*
Kelvin R. Westbrook	Trust Manager	February 16, 2018

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Camden Property Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2018

We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2017	2016
Assets
Real estate assets, at cost
Land	$1,021,031	$967,375
Buildings and improvements	6,269,481	5,967,023
	$7,290,512	$6,934,398
Accumulated depreciation	(2,118,839)	(1,890,656)
Net operating real estate assets	$5,171,673	$5,043,742
Properties under development, including land	377,231	442,292
Investments in joint ventures	27,237	30,254
Total real estate assets	$5,576,141	$5,516,288
Accounts receivable – affiliates	24,038	24,028
Other assets, net	195,764	142,010
Short-term investments	—	100,000
Cash and cash equivalents	368,492	237,364
Restricted cash	9,313	8,462
Total assets	$6,173,748	$6,028,152
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,338,628	$1,583,236
Secured	865,970	897,352
Accounts payable and accrued expenses	128,313	137,813
Accrued real estate taxes	51,383	49,041
Distributions payable	72,943	69,161
Other liabilities	154,567	118,959
Total liabilities	$2,611,804	$2,855,562
Commitments and contingencies (Note 14)
Non-qualified deferred compensation share awards	77,230	77,037
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 105,489 and 100,694 issued; 102,769 and 97,818 outstanding at December 31, 2017 and 2016, respectively	1,028	978
Additional paid-in capital	4,137,161	3,678,277
Distributions in excess of net income attributable to common shareholders	(368,703)	(289,180)
Treasury shares, at cost (10,073 and 10,330 common shares, at December 31, 2017 and 2016, respectively)	(364,066)	(373,339)
Accumulated other comprehensive loss	(57)	(1,863)
Total common equity	$3,405,363	$3,014,873
Non-controlling interests	79,351	80,680
Total equity	$3,484,714	$3,095,553
Total liabilities and equity	$6,173,748	$6,028,152
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Property revenues
Rental revenues	$770,540	$750,597	$721,816
Other property revenues	130,356	125,850	113,802
Total property revenues	$900,896	$876,447	$835,618
Property expenses
Property operating and maintenance	$217,817	$206,780	$202,105
Real estate taxes	110,925	104,575	98,895
Total property expenses	$328,742	$311,355	$301,000
Non-property income
Fee and asset management	$8,176	$6,864	$6,999
Interest and other income	3,011	2,202	597
Income (loss) on deferred compensation plans	16,608	5,511	(264)
Total non-property income	$27,795	$14,577	$7,332
Other expenses
Property management	$25,773	$25,125	$23,055
Fee and asset management	3,903	3,848	4,742
General and administrative	50,587	47,415	46,233
Interest	86,750	93,145	97,312
Depreciation and amortization	263,974	250,146	240,944
Expense (benefit) on deferred compensation plans	16,608	5,511	(264)
Total other expenses	$447,595	$425,190	$412,022
Loss on early retirement of debt	(323)	—	—
Gain on sale of operating properties, including land	43,231	295,397	104,288
Equity in income of joint ventures	6,822	7,125	6,168
Income from continuing operations before income taxes	$202,084	$457,001	$240,384
Income tax expense	(1,224)	(1,617)	(1,872)
Income from continuing operations	$200,860	$455,384	$238,512
Income from discontinued operations	—	7,605	19,750
Gain on sale of discontinued operations, net of tax	—	375,237	—
Net income	$200,860	$838,226	$258,262
Less income allocated to non-controlling interests from continuing operations	(4,438)	(18,403)	(8,947)
Net income attributable to common shareholders	$196,422	$819,823	$249,315
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Earnings per share – basic
Earnings per common share from continuing operations	$2.14	$4.81	$2.55
Earnings per common share from discontinued operations	—	4.27	0.22
Total earnings per common share – basic	$2.14	$9.08	$2.77
Earnings per share – diluted
Earnings per common share from continuing operations	$2.13	$4.79	$2.54
Earnings per common share from discontinued operations	—	4.26	0.22
Total earnings per common share – diluted	$2.13	$9.05	$2.76
Weighted average number of common shares outstanding – basic	91,499	89,580	89,120
Weighted average number of common shares outstanding – diluted	92,515	89,903	89,490
Net income attributable to common shareholders
Income from continuing operations	$200,860	$455,384	$238,512
Less income allocated to non-controlling interests from continuing operations	(4,438)	(18,403)	(8,947)
Income from continuing operations attributable to common shareholders	$196,422	$436,981	$229,565
Income from discontinued operations, including gain on sale	$—	$382,842	$19,750
Net income attributable to common shareholders	$196,422	$819,823	$249,315
Consolidated Statements of Comprehensive Income
Net income	$200,860	$838,226	$258,262
Other comprehensive income
Unrealized gain on cash flow hedging activities	1,690	—	—
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	(20)	(80)	357
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	136	130	149
Comprehensive income	$202,666	$838,276	$258,768
Less income allocated to non-controlling interests from continuing operations	(4,438)	(18,403)	(8,947)
Comprehensive income attributable to common shareholders	$198,228	$819,873	$249,821
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2014	$976	$3,667,448	$(453,777)	$(396,626)	$(2,419)	$72,807	$2,888,409
Net income			249,315			8,947	258,262
Other comprehensive income					506		506
Net share awards		13,020		9,305			22,325
Employee share purchase plan		583		528			1,111
Common share options exercised		176					176
Change in classification of deferred compensation plan		(10,999)					(10,999)
Change in redemption value of non-qualified share awards			(3,788)				(3,788)
Diversification of share awards within deferred compensation plan		2,134	1,423				3,557
Conversion of operating partnership units (2 shares)		86				(86)	—
Cash distributions declared to equity holders ($2.80 per share)			(251,750)			(5,309)	(257,059)
Purchase of noncontrolling interest		(9,480)				(20)	(9,500)
Other		(104)					(104)
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			819,823			18,403	838,226
Other comprehensive income					50		50
Net share awards		15,213		9,783			24,996
Employee share purchase plan		944		753			1,697
Common share options exercised (45 shares)		1,003		2,918			3,921
Change in classification of deferred compensation plan		(13,956)					(13,956)
Change in redemption value of non-qualified share awards			(9,145)				(9,145)
Diversification of share awards within deferred compensation plan		11,931	13,497				25,428
Conversion and redemption of operating partnership units (8 shares)		290				(370)	(80)
Cash distributions declared to equity holders ($7.25 per share)			(654,778)			(13,692)	(668,470)
Purchase of non-controlling interests						—	—
Other	2	(12)					(10)
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			196,422			4,438	200,860
Other comprehensive income					1,806		1,806
Common shares issued (4,778 shares)	48	444,990					445,038
Net share awards		15,779		8,177			23,956
Employee share purchase plan		1,030		686			1,716
Common share options exercised (11 shares)		521		410			931
Change in classification of deferred compensation plan		(13,388)					(13,388)
Change in redemption value of non-qualified share awards			(10,038)				(10,038)
Diversification of share awards within deferred compensation plan		10,159	13,074				23,233
Conversion of operating partnership units (3 shares)		117				(117)	—
Cash distributions declared to equity holders ($3.00 per share)			(278,981)			(5,650)	(284,631)
Other	2	(324)					(322)
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$200,860	$838,226	$258,262
Net income from discontinued operations, including gain on sale	—	(382,842)	(19,750)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	263,974	250,146	240,944
Loss on early retirement of debt	323	—	—
Gain on sale of operating properties, including land	(43,231)	(295,397)	(104,288)
Distributions of income from joint ventures	6,851	7,057	6,387
Equity in income of joint ventures	(6,822)	(7,125)	(6,168)
Share-based compensation	17,547	20,123	17,674
Net change in operating accounts and other	(4,846)	281	(5,761)
Net cash from continuing operating activities	$434,656	$430,469	$387,300
Net cash from discontinued operating activities	—	12,594	35,938
Net cash from operating activities	$434,656	$443,063	$423,238
Cash flows from investing activities
Development and capital improvements	$(299,086)	$(342,952)	$(411,799)
Acquisition of operating property	(58,267)	—	—
Proceeds from sales of operating properties, including land	76,902	515,754	145,044
Purchase of short-term investments	—	(100,000)	—
Maturity of short-term investments	100,000	—	—
Other	(9,303)	(3,482)	(12,705)
Net cash from continuing investing activities	$(189,754)	$69,320	$(279,460)
Proceeds from discontinued operations, including land	—	622,982	—
Net cash from discontinued investing activities	—	(1,890)	(13,775)
Net cash from investing activities	$(189,754)	$690,412	$(293,235)
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$465,000	$1,305,000	$1,466,000
Repayments on unsecured credit facility and other short-term borrowings	(465,000)	(1,549,000)	(1,222,000)
Repayment of notes payable	(278,999)	(3,077)	(253,043)
Distributions to common shareholders and non-controlling interests	(280,761)	(663,363)	(253,129)
Purchase of non-controlling interest	—	—	(9,500)
Proceeds from issuance of common shares	445,038	—	—
Other	1,799	6,203	(1,559)
Net cash from financing activities	$(112,923)	$(904,237)	$(273,231)
Net increase (decrease) in cash, cash equivalents, and restricted cash	131,979	229,238	(143,228)
Cash, cash equivalents, and restricted cash, beginning of year	245,826	16,588	159,816
Cash, cash equivalents, and restricted cash, end of year	$377,805	$245,826	$16,588
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$368,492	$237,364	$10,617
Restricted cash	9,313	8,462	5,971
Total cash, cash equivalents, and restricted cash, end of year	377,805	245,826	16,588
Supplemental information
Cash paid for interest, net of interest capitalized	$88,654	$93,302	$96,179
Cash paid for income taxes	1,705	2,424	1,889
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$72,943	$69,161	$64,275
Value of shares issued under benefit plans, net of cancellations	18,061	19,006	18,336
Accrual associated with construction and capital expenditures	19,016	22,762	24,175
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2017, we owned interests in, operated, or were developing 162 multifamily properties comprised of 55,143 apartment homes across the United States. Of the 162 properties, seven properties were under construction, and will consist of a total of 2,110 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At December 31, 2017, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we continue to consolidate these operating partnerships.
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
During the year ended December 31, 2017, we recognized amortization expense related to in-place leases of approximately $1.3 million. During the year ended December 31,2015, we recognized revenues related to below market leases of approximately $0.1 million and amortization expense related to in-place leases of approximately $0.5 million. We did not recognize any revenue or amortization expense related to below market or in-place leases for the year ended December 31, 2016.
The weighted average amortization period of in-place leases was approximately six months for the year ended December 31, 2017. The weighted average amortization period of below market leases and in-place leases were approximately eight months for the year ended December 31, 2015.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2017, 2016, or 2015.
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
Short-term Investments. Our short-term investments consisted of certificates of deposit which have original maturities of more than three months but less than one year.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $15.2 million, $18.2 million, and $19.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Capitalized real estate taxes were approximately $2.4 million, $4.5 million, and $3.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
See Note 7, "Acquisitions, Dispositions, and Discontinued Operations," for discussion of discontinued operations for the year ended December 31, 2016. There were no discontinued operations for the years ended 2017 or 2015.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2017 and 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentation. We reclassified certain insignificant amounts in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, notes receivable, prepaid expenses, the value of in-place leases net of related accumulated amortization, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 11, “Share-based Compensation and Benefit Plans.” Deferred financing costs are related to our unsecured credit facility and unsecured short-term borrowing facility, and are amortized no longer than the terms of the related facilities on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Our notes receivable relate to real estate secured loans to unaffiliated third parties. At December 31, 2017 and 2016, we had one outstanding note receivable balance of approximately $18.8 million and $17.2 million, respectively. The weighted average interest rates were approximately 4.0% for each of the years ended December 31, 2017 and 2016 related to such note.

At December 31, 2017, construction was complete on this project and we were not committed to fund any additional amounts under the note. Interest is recognized over the life of the note and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. There were no impairments as of December 31, 2017 or 2016.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for each of the years ended December 31, 2017, 2016, and 2015.
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
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We adopted ASU 2017-05 as of January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective method and it did not have a material impact on our consolidated financial statements. We believe most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.
In May 2014, the FASB issued ASU 2014-09 which prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard, and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We adopted ASU 2014-09, and all related amendments, effective January 1, 2018 using the modified retrospective with cumulative-effect transition method which requires us to recognize the cumulative effect of initially applying the new revenue standard as an adjustment, if any, to the opening balance of retained earnings. We have identified our revenue streams and finalized our evaluation of the impact on our consolidated financial statements and internal accounting processes. Upon adoption, we will present certain revenue streams, which are currently included as a component of our other property revenues, as rental revenues due to the nature and timing of revenue recognition for these revenue streams. The new presentation will be applied prospectively upon adoption as this adjustment will not have an impact upon total property revenues or the opening balance of retained earnings and the adoption of ASU 2014-09 and its related amendments will not have a material impact on our consolidated financial statements as the majority of our revenue is derived from real estate lease contracts. Had ASU 2014-09 been effective as of January 1, 2017, we would have reclassified approximately $21.9 million from other property revenue to rental revenue for the year end December 31, 2017.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting (ii) eliminates most real estate specific lease provisions, and (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are required to adopt ASU 2016-02 using the modified retrospective approach which requires us to record leases existing as of or are entered into after the beginning of the earliest comparative period presented in the financial statements under the new lease standard. We anticipate adopting ASU 2016-02 as of January 1, 2019. Based on our assessments, most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption and believe our adoption of the new leasing standard will have an immaterial increase in the assets and liabilities on our consolidated balance sheets, with no material impact to our consolidated statements of income and comprehensive income. However, the ultimate impact will depend on our lease portfolio as of the adoption date.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and we adopted ASU 2016-09 as of January 1, 2017. Upon adoption we elected to recognize forfeitures of share-based payment awards as they occur, rather than estimating forfeitures at the time awards are granted. Historically, our estimated forfeitures approximated actual forfeitures and the impact of the change in policy upon our adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." ASU 2016-15 clarifies how eight specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. Each amendment in this standard must be applied retrospectively. We adopted ASU 2016-15 as of January 1, 2018 using the retrospective method by applying the cumulative earnings approach to classify distributions received from our equity method investees and it did not have a material effect on our consolidated statements of cash flows upon adoption.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. We adopted ASU 2017-12 in the third quarter of 2017, and this adoption had no impact upon adoption as we had no hedging activities in the prior periods presented.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.5 million, 2.4 million, and 2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$196,422	$436,981	$229,565
Amount allocated to participating securities	(660)	(6,304)	(2,052)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$195,762	$430,677	$227,513
Discontinued operations, including gain on sale, attributable to common shareholders	—	382,842	19,750
Net income attributable to common shareholders – basic	$195,762	$813,519	$247,263

Earnings per common share from continuing operations	$2.14	$4.81	$2.55
Earnings per common share from discontinued operations	—	4.27	0.22
Total earnings per common share – basic	$2.14	$9.08	$2.77

Weighted average number of common shares outstanding – basic	91,499	89,580	89,120

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$195,762	$430,677	$227,513
Income allocated to common units from continuing operations	1,174	—	—
Income from continuing operations attributable to common shareholders, as adjusted	$196,936	$430,677	$227,513
Discontinued operations, including gain on sale, attributable to common shareholders	—	382,842	19,750
Net income attributable to common shareholders – diluted	$196,936	$813,519	$247,263

Earnings per common share from continuing operations	$2.13	$4.79	$2.54
Earnings per common share from discontinued operations	—	4.26	0.22
Total earnings per common share – diluted	$2.13	$9.05	$2.76

Weighted average number of common shares outstanding – basic	91,499	89,580	89,120
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	211	323	370
Common units	805	—	—
Weighted average number of common shares outstanding – diluted	92,515	89,903	89,490
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
The following table presents activity under the 2017 ATM program for the year ended December 31, 2017:

(in thousands, except per share amounts)	Year Ended December 31, 2017
Total net consideration	$2,513.6
Common shares sold	28.1
Average price per share	$90.44
As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2017 through the date of this filing.
In November 2014, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"). Concurrently with the creation of the 2017 ATM program in May 2017 discussed above, we terminated the 2014 ATM program and rolled the $315.3 million remaining available for sale under the 2014 ATM program into the 2017 ATM program. Upon termination, no further common shares were available for sale under the 2014 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.8 million. There were no repurchases for the years ended December 31, 2017, 2016, or 2015 under this program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2017, we had approximately 92.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In September 2017, we issued approximately 4.8 million common shares in a public equity offering and received approximately $442.5 million in net proceeds. We intend to use the net proceeds for general corporate purposes, which may include financing for acquisitions and funding for development activities, reducing borrowings under our $600 million unsecured line of credit, the repayment of indebtedness, and the redemption or other repurchase of outstanding debt or equity securities.
In addition to our 2016 quarterly dividends, our Board of Trust Managers declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, consisting of gains on dispositions of assets completed in 2016, which was paid on September 30, 2016. We also paid equivalent amounts per unit to holders of the common operating partnership units.
5. Operating Partnerships
At December 31, 2017, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2017, we held 92% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.

At December 31, 2017, approximately 34% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2017, we held 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.1 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including for taxable years ended before January 1, 2018 any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2017, 2016 and 2015 as income tax expense. Income taxes for the years ended December 31, 2017, 2016 and 2015, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2017, 2016 and 2015 is set forth in the following table:

	Year Ended December 31,
	2017	2016	2015
Common Share Distributions
Ordinary income	$2.38	$—	$1.88
Long-term capital gain	0.41	5.02	0.70
Unrecaptured Sec. 1250 gain	0.21	2.23	0.22
Total	$3.00	$7.25	$2.80
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2017, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) which expire in years 2034 to 2037. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because we believe it is unlikely the available NOL’s will be utilized or if utilized, any amounts will be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2017 exceeded the tax basis by approximately $1.3 billion.
Income Tax Expense. For the tax year ended December 31, 2017, we had income tax expense of approximately $1.2 million, and $1.6 million and $1.9 million for the tax years ended December 31, 2016 and 2015, respectively. The income tax expense for the year ended December 31, 2017 also included a tax benefit which related to a state income tax refund received of approximately $0.5 million. Income tax for the years ended December 31, 2017, 2016, and 2015 was comprised mainly of state income tax and federal income tax related to one of our taxable REIT subsidiaries.

Income Tax Expense – Deferred. For the years ended December 31, 2017, 2016, and 2015, our deferred tax expense was not significant.
Camden Property Trust's and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2014 through 2016. NOL's and other tax attributes generated in years prior to 2014 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
Tax reform. The 2017 Tax Act was passed on December 22, 2017 which includes a number of changes to the corporate income tax system, including but not limited to a reduction in the statutory federal corporate income tax rate from 35% to 21% for non-REIT “C” corporations, changes to deductions for certain pass-through business income, and possible limitations on interest expense, depreciation and the deductibility of executive compensation. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level and do not believe any of the changes from the 2017 Tax Act will have a material impact on our consolidated financial statements.
7. Acquisitions, Dispositions, and Discontinued Operations
Asset Acquisition of Operating Property. In June 2017, we purchased one operating property, Camden Buckhead Square, comprised of 250 apartment homes, located in Atlanta, Georgia, for approximately $58.3 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million.
Acquisitions of Land. In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for approximately $20.0 million. During the year ended December 31, 2016, we acquired an aggregate of approximately 4.6 acres of land located in Denver, Colorado and Charlotte, North Carolina for approximately $19.9 million.
Acquisition of Non-controlling Ownership Interest. We did not acquire any additional non-controlling ownership interest in 2017 or 2016. In March 2015, we purchased the remaining 0.01% non-controlling interest in two fully consolidated joint ventures, which own an aggregate of 798 apartment homes located in College Park, Maryland and Irvine, California, for approximately $9.5 million. The acquisitions of the remaining ownership interests were recorded as equity transactions and, as a result, the carrying balances of the non-controlling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional paid-in capital. See Note 15, "Non-controlling Interests," for the effect of changes in ownership interests of these former joint ventures on the equity attributable to common shareholders.
Land Holding Dispositions. During the year ended December 31, 2017, we did not sell any land. During the year ended December 31, 2016, we sold approximately 6.3 acres of land adjacent to an operating property in Tampa, Florida for approximately $2.2 million and recognized a gain of approximately $0.4 million. During the year ended December 31, 2015, we sold two land holdings adjacent to operating properties in Dallas and Houston, Texas for approximately $1.1 million and recognized a gain of approximately $0.3 million.
Sale of Operating Properties. In December 2017, we sold one operating property, comprised of 1,005 apartment homes, located in Corpus Christi, Texas for approximately $78.4 million and recognized a gain of approximately $43.2 million.
During the year ended December 31, 2016, we sold one dual-phased property and six other operating properties comprised of an aggregate of 3,184 apartment homes with an average age of 24 years, located in Landover and Frederick, Maryland; Fullerton, California; and Tampa, Altamonte Springs, and St. Petersburg, Florida for an aggregate of approximately $523.4 million, and recognized a gain of approximately $294.9 million. During the year ended December 31, 2015, we sold three operating properties, comprised of an aggregate of 1,376 apartment homes located in Brandon and Tampa, Florida and Austin, Texas for an aggregate of approximately $147.4 million and recognized a gain of approximately $104.0 million relating to these property sales.

Discontinued Operations. During the year ended December 31, 2017, we did not have any discontinued operations. During the years ended December 31, 2016 and 2015, we had discontinued operations related to the sale in April 2016 of 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million, net of closing costs. There were no additional discontinued operations during the year ended December 31, 2015.

The following is a summary of income from discontinued operations for the years ended December 31, 2016 and 2015 relating to the 15 operating properties and the retail center sold in April 2016:

	Years Ended December 31,
(in thousands)	2016	2015
Property revenues	$19,184	$57,310
Property expenses	(6,898)	(20,716)
	$12,286	$36,594
Property management expense	(242)	(706)
Depreciation and amortization	(4,327)	(16,138)
Income tax expense	(112)	—
Income from discontinued operations	$7,605	$19,750
Gain on sale of discontinued operations, net of tax	$375,237	$—
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of three discretionary investment funds (collectively, the "Funds") at December 31, 2017, 2016, and 2015, with our ownership interest ranging from 20.0% to 31.3%. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. We have a 20.0% ownership interest in this third fund, and it did not own any properties in 2017, 2016, or 2015. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2017	2016
Total assets	$715.9	$726.9
Total third-party debt	514.5	518.7
Total equity	174.5	184.0

	2017	2016	2015
Total revenues	$121.9	$119.8	$114.5
Net income (1)	13.5	14.8	12.0
Equity in income (2) (3)	6.8	7.1	6.2

(1)	Net income for the year ended December 31, 2017 includes approximately $1.3 million of property expense relating to Hurricanes Harvey and Irma in August and September 2017.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

(3)	Equity in income for the year ended December 31, 2017 includes our ownership interest of the hurricane related expenses of approximately $0.4 million.
The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2017, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $5.8 million, $5.3 million, and $5.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2017	2016
Senior unsecured notes (1)
5.83% Notes, due 2017	$—	$246.6
4.78% Notes, due 2021	248.7	248.4
3.15% Notes, due 2022	346.6	346.0
5.07% Notes, due 2023	247.6	247.2
4.36% Notes, due 2024	248.5	248.2
3.68% Notes, due 2024	247.2	246.8
	$1,338.6	$1,583.2

Secured notes (1)
1.92% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	866.0	866.7
Tax-exempt Mortgage Note	—	30.7
	866.0	897.4
Total notes payable	$2,204.6	$2,480.6

Other floating rate debt included in secured notes (1.92%)	$175.0	$175.0
Value of real estate assets, at cost, subject to secured notes	$1,534.9	$1,598.9

(1)	Unamortized debt discounts and debt issuance costs of $12.3 million and $15.7 million are included in senior unsecured and secured notes payable as of December 31, 2017 and 2016, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2017, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $13.4 million, leaving approximately $586.6 million available under our credit facility.
In May 2017, we used cash and borrowings from our existing unsecured credit facility to repay the principal amount of our 5.83% senior unsecured note payable, which was scheduled to mature on May 15, 2017, for a total of $246.8 million, plus accrued interest. Also, in May 2017, we entered into a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At December 31, 2017, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
In February 2017, we used available cash on-hand to repay our tax-exempt secured note payable of approximately $30.7 million, which was scheduled to mature in 2028. As a result of the early repayment, we expensed approximately $0.3 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our consolidated statements of income and comprehensive income.
At December 31, 2017 and 2016, we had outstanding floating rate debt of approximately $175.0 million and $205.7 million, respectively. The weighted average interest rate on this debt was approximately 1.9% and 1.4% for the years ended December 31, 2017 and 2016, respectively.

Our indebtedness had a weighted average maturity of 4.3 years at December 31, 2017. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2017:

(in millions) (1)	Amount	Weighted Average Interest Rate
2018	$173.7	1.9%
2019	643.0	5.4
2020 (2)	(1.2)	—
2021	249.1	4.8
2022	349.3	3.2
Thereafter	790.7	4.4
Total	$2,204.6	4.3%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.
10. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for a further discussion of derivative financial instruments.
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
Designated Hedges. Effective with our adoption of ASU 2017-12, the gain or loss on the derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and presented in the same line item as the earnings effect of the hedged item. At December 31, 2017, we had a total of three designated hedges outstanding with a total notional value of $200.0 million. In August 2017, we entered into a forward interest rate swap agreement with a notional amount of $100.0 million that becomes effective October 31, 2018 to hedge a portion of an anticipated future fixed rate debt issuance. In November 2017, we entered into two forward interest swap agreements with a notional amount of $50.0 million each and both become effective October 31, 2018 to hedge a portion of anticipated future fixed rate debt issuances. As of December 31, 2017, the amount expected to be reclassified into earnings in the next 12 months as a decrease to interest expense is immaterial. See Note 13, "Fair Value Measurements" for a further discussion of the fair value of our derivative financial instrument.
Non-Designated Hedges. Derivatives are not entered into for trading or speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At December 31, 2017, we did not have any non-designated hedges outstanding. At December 31, 2016, we had one outstanding interest rate cap with a notional amount of $175.0 million which was not designated as a hedge of interest rate risk. The fair value changes for this derivative was not material.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31, 2017:

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$2.2	Other Liabilities	$0.5
The table below presents the effect of our derivative financial instruments in the consolidated statements of income (loss) and comprehensive income for the year ended December 31, 2017:

Derivatives in Cash Flow Hedging Relationships	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	2017		2017
Interest Rate Swaps	$1.7	Interest expense	N/A
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has agreements with derivative counterparties that contain provisions where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2017, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was approximately $0.5 million.
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

At December 31, 2017, approximately 2.9 million fungible units were available under the 2011 Share Plan, which results in approximately 0.8 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.
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
Options. New options are exercisable, subject to the terms and conditions of the plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 0.1 million, 0.2 million and 0.1 million options were exercised during the years ended December 31, 2017, 2016, and 2015, respectively. The total intrinsic value of options exercised was approximately $2.2 million, $8.9 million, and $2.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was no unrecognized compensation cost related to unvested options. At December 31, 2017, all options outstanding were exercisable and had a weighted average remaining life of approximately 1.1 years.
The following table summarizes outstanding share options, all of which were exercisable, at December 31, 2017:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$30.06	26,114	$30.06
$75.17	15,388	75.17
$80.89 - $85.05	27,476	82.84
Total options	68,978	$61.15

(1)
The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 was approximately $2.1 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $92.06 per share on December 31, 2017 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the years ended December 31, 2017, 2016, and 2015, we granted approximately 15 thousand, 13 thousand and 27 thousand reload options, respectively. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the years ended December 31, 2017, 2016 and 2015 vested immediately. Approximately $0.1 million was expensed in both 2017 and 2016, and approximately $0.2 million was expensed in 2015 on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted average fair value of options granted	$5.25	$6.71	$5.52 - $7.38
Expected volatility	18.9%	18%	16.5% - 18.8%
Risk-free interest rate	1.3%	0.9%	1.0% - 1.3%
Expected dividend yield	5.5%	3.8%	3.5% - 3.7%
Expected life	2 years	3 years	3 years - 4 years
Our computations of expected volatility for 2017, 2016, and 2015 are based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. Effective with our adoption of ASU 2016-09 on January 1, 2017, we utilize actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," for a further discussion of the adoption and impact of ASU 2016-09 on our consolidated financial statements. At December 31, 2017, the unamortized value of previously issued unvested share awards was approximately $19.9 million which is expected to be amortized over the next two years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $23.1 million, $27.2 million, and $19.2 million, respectively.
Total compensation cost for option and share awards charged against income was approximately $18.8 million, $21.3 million, and $18.6 million for 2017, 2016 and 2015, respectively. Total capitalized compensation cost for option and share awards was approximately $3.8 million each of the years ended December 31, 2017 and 2016, and was $3.5 million for the year ended December 31, 2015.
The following table summarizes activity under our share incentive plans for the three years ended December 31:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2014	321,811	$38.97	818,943	$63.39
Granted	26,752	75.17	257,749	74.53
Exercised/Vested	(53,358)	37.69	(313,628)	61.10
Forfeited	—	—	(12,818)	67.96
Balance at December 31, 2015	295,205	$42.49	750,246	$68.09
Granted	12,854	85.05	270,978	74.92
Exercised/Vested	(202,993)	42.19	(398,492)	68.16
Forfeited	—	—	(18,245)	70.63
Balance at December 31, 2016	105,066	$48.27	604,487	$71.03
Granted	14,622	80.89	226,514	83.41
Exercised/Vested	(50,710)	40.17	(319,823)	72.26
Forfeited	—	—	(11,280)	75.37
Total options and nonvested share awards outstanding at December 31, 2017	68,978	$61.15	499,898	$75.80
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

	2017	2016	2015
Shares purchased	18,986	20,797	14,655
Weighted average fair value of shares purchased	$89.89	$82.33	$74.66
Expense recorded (in millions)	$0.3	$0.4	$0.2
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2017 and 2016, approximately 1.7 million and 1.8 million share awards were held in the rabbi trust, respectively. Additionally, as of December 31, 2017 and 2016, the rabbi trust held trading securities totaling approximately $26.7 million and $34.5 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2017 and 2016, approximately $22.3 million and $22.7 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.

Non-Qualified Deferred Compensation Share Awards. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.0 million and 1.1 million share awards were held in the plan at December 31, 2017 and 2016, respectively. Additionally, as of December 31, 2017 and 2016, the plan held trading securities totaling approximately $93.6 million and $59.5 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The plan, as amended, permits diversification of fully vested share awards into other equity securities subject to a six month holding period. Balances within temporary equity in our consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities.
The following table summarizes the eligible share award activity for the twelve months ended December 31:

(in thousands)	2017	2016
Temporary equity:
Balance at inception/beginning of period	$77,037	$79,364
Change in classification	13,388	13,956
Change in redemption value	10,038	9,145
Diversification of share awards (261 and 297 shares during December 31, 2017 and 2016, respectively)	(23,233)	(25,428)
Balance at December 31	$77,230	$77,037
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed six months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 60% of the participant’s compensation, subject to limitations. The federal tax code limits the annual amount of salary deferrals which may be made by any participant. We may make matching contributions on the participant’s behalf up to a predetermined limit. The matching contribution made for each of the years ended December 31, 2017 and 2016 was approximately $2.7 million, and was $2.6 million for the year ended December 31, 2015. A participant’s salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.

12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2017				December 31, 2016
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$120.3	$—	$—	$120.3	$80.6	$—	$—	$80.6
Derivative financial instruments - forward interest rate swap	—	2.2	—	2.2	—	—	—	—
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$0.5	$—	$0.5	$—	$—	$—	$—

(1)
Approximately $4.2 million and $8.3 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2017 and 2016, respectively. Approximately $23.2 million and $25.4 million of shares within the deferred compensation plan were diversified into other deferred compensation plan investments during the years ended December 31, 2017 and 2016, respectively.

Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” We completed an asset acquisition, Camden Buckhead Square, in 2017. We recorded the real estate assets and identifiable below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of this acquired asset represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions, Dispositions, and Discontinued Operations" for a further discussion about this acquisition. There were no non-recurring fair value adjustments during the year ended December 31, 2016.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2017 and 2016, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2017		December 31, 2016
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Fixed rate notes payable	$2,029.6	$2,106.5	$2,274.9	$2,347.0
Floating rate notes payable	175.0	173.7	205.7	200.5

13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Change in assets:
Other assets, net	$(6,724)	$(3,551)	$(1,687)
Change in liabilities:
Accounts payable and accrued expenses	(2,300)	(2,309)	(15,478)
Accrued real estate taxes	2,342	5,526	6,386
Other liabilities	(995)	(2,361)	2,245
Other	2,831	2,976	2,773
Change in operating accounts and other	$(4,846)	$281	$(5,761)
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2017, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $282.3 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2017, we had $5.2 million in refundable earnest money deposits for potential acquisitions of operating properties and land which are included in other assets, net in our consolidated balance sheet. Of this $5.2 million in refundable earnest money deposits, $5.0 million was related to acquisitions of operating properties in St. Petersburg and Orlando, Florida which were completed in January and February 2018.
Lease Commitments. At December 31, 2017, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $4.0 million, $4.1 million, and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Minimum annual rental commitments for the years ending December 31, 2018 through 2022 are approximately $2.9 million, $2.8 million, $2.8 million, $2.8 million and $2.6 million, respectively, and approximately $6.7 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2017, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2018. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
Hurricanes. In August 2017, Hurricane Harvey impacted certain multifamily communities within our Texas portfolio. In September 2017, Hurricane Irma impacted certain multifamily communities throughout the state of Florida, and in the Atlanta, Georgia and Charlotte, North Carolina areas. We incurred approximately $3.9 million of expenses at our wholly-owned multifamily communities impacted by these hurricanes which is recorded in property operating and maintenance expenses, with no insurance recoveries anticipated. We also incurred approximately $0.7 million in other storm-related expenses relating to these hurricanes, which are recorded in general and administrative expenses. Additionally, we recognized $0.4 million, representing our share of ownership interest of hurricane-related expenses incurred by the multifamily communities of the Fund which is recorded in equity in income of joint ventures.
15. Non-controlling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to common shareholders for each of the years ended December 31:

(in thousands)	2017	2016	2015
Net income attributable to common shareholders	$196,422	$819,823	$249,315
Transfers from non-controlling interests:
Increase in equity for conversion of operating partnership units	117	290	86
Decrease in additional paid-in-capital for purchase of remaining non-controlling ownership interests in two consolidated joint ventures (1)	—	—	(9,480)
Change in common equity and net transfers from non-controlling interests	$196,539	$820,113	$239,921

(1)	See Note 7, "Acquisitions, Dispositions, and Discontinued Operations" for a further discussion of this acquisition of non-controlling ownership interest.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for the years ended December 31, 2017 and 2016, is as follows:

(in thousands, except per share amounts)	First	Second		Third		Fourth		Total (a)
2017:
Revenues	$219,521	$223,370		$228,178		$229,827		$900,896
Net income attributable to common shareholders	34,861	39,188		34,384		87,989		196,422
Net income attributable to common shareholders per share – basic	0.39	0.43		0.38	(b)	0.92	(c)	2.14
Net income attributable to common shareholders per share – diluted	0.39	0.43		0.38	(b)	0.91	(c)	2.13
2016:
Revenues	$217,595	$221,478		$220,235		$217,139		$876,447
Net income attributable to common shareholders	41,730	446,302		290,898		40,893		819,823
Net income attributable to common shareholders per share – basic	0.46	4.94	(d)	3.23	(e)	0.45		9.08
Net income attributable to common shareholders per share – diluted	0.46	4.92	(d)	3.21	(e)	0.45		9.05

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $4,987, or $0.05 basic and diluted per share, impact related to expenses due to Hurricanes Harvey and Irma.

(c)	Includes a $43,231, or $0.46 basic and $0.45 diluted per share, impact related to a gain on sale of one operating property.

(d)	Includes a $32,235, or $0.36 basic and diluted per share, impact related to a gain on sale of one operating property.

(e)	Includes a $262,719, or $2.93 basic and $2.92 diluted per share, impact related to a gain on sale of one dual-phased operating property and five other operating properties.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2017 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,418	$103	$5,511	$62,521	$68,032	$6,734	$61,298		2016
Camden Copper Square	4,825	23,672	7,446	4,825	31,118	35,943	17,841	18,102		2000
Camden Foothills	11,006	33,712	159	11,006	33,871	44,877	4,746	40,131		2014
Camden Hayden	9,248	35,255	75	9,248	35,330	44,578	4,374	40,204		2015
Camden Legacy	4,068	26,612	13,253	4,068	39,865	43,933	25,178	18,755		1998
Camden Montierra	13,687	31,727	5,292	13,687	37,019	50,706	7,733	42,973		2012
Camden Pecos Ranch	3,362	24,492	5,177	3,362	29,669	33,031	7,973	25,058		2012
Camden San Marcos	11,520	35,166	5,765	11,520	40,931	52,451	8,788	43,663		2012
Camden San Paloma	6,480	23,045	9,527	6,480	32,572	39,052	16,506	22,546		2002
Camden Sotelo	3,376	30,576	1,131	3,376	31,707	35,083	5,219	29,864		2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	9,799	9,381	64,009	73,390	32,303	41,087		2001
Camden Glendale	21,492	94,876	173	21,492	95,049	116,541	10,004	106,537		2015
Camden Harbor View	16,079	127,459	20,030	16,079	147,489	163,568	60,756	102,812	$92,631	2003
Camden Main and Jamboree	17,363	75,387	1,777	17,363	77,164	94,527	18,534	75,993	46,723	2008
Camden Martinique	28,401	51,861	20,895	28,401	72,756	101,157	43,025	58,132		1998
Camden Sea Palms	4,336	9,930	5,317	4,336	15,247	19,583	8,785	10,798		1998
The Camden	18,286	118,350	75	18,286	118,425	136,711	8,198	128,513		2016
San Diego/Inland Empire
Camden Landmark	17,339	71,315	2,389	17,339	73,704	91,043	14,558	76,485		2012
Camden Old Creek	20,360	71,777	5,252	20,360	77,029	97,389	25,821	71,568		2007
Camden Sierra at Otay Ranch	10,585	49,781	5,567	10,585	55,348	65,933	25,344	40,589		2003
Camden Tuscany	3,330	36,466	4,682	3,330	41,148	44,478	18,464	26,014		2003
Camden Vineyards	4,367	28,494	4,109	4,367	32,603	36,970	15,482	21,488		2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	2,813	8,091	46,816	54,907	8,695	46,212		2012
Camden Caley	2,047	17,445	6,456	2,047	23,901	25,948	12,789	13,159	15,337	2000
Camden Denver West	6,396	51,552	10,070	6,396	61,622	68,018	10,828	57,190		2012
Camden Flatirons	$6,849	$72,541	$191	$6,849	$72,732	$79,581	$9,767	$69,814		2015
Camden Highlands Ridge	2,612	34,726	15,068	2,612	49,794	52,406	25,825	26,581		1996
Camden Interlocken	5,293	31,612	12,546	5,293	44,158	49,451	23,633	25,818	$27,406	1999
Camden Lakeway	3,915	34,129	17,084	3,915	51,213	55,128	28,412	26,716	29,240	1997
Camden Lincoln Station	4,648	52,066	(381)	4,648	51,685	56,333	2,475	53,858		2017
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	5,020	4,835	27,624	32,459	10,134	22,325		2005
Camden College Park	16,409	91,503	8,675	16,409	100,178	116,587	22,575	94,012		2008
Camden Dulles Station	10,807	61,548	3,836	10,807	65,384	76,191	20,218	55,973		2008
Camden Fair Lakes	15,515	104,223	12,081	15,515	116,304	131,819	44,665	87,154		2005
Camden Fairfax Corner	8,484	72,953	9,013	8,484	81,966	90,450	29,995	60,455		2006
Camden Fallsgrove	9,408	43,647	5,089	9,408	48,736	58,144	19,594	38,550		2005
Camden Grand Parc	7,688	35,900	2,620	7,688	38,520	46,208	14,655	31,553		2005
Camden Lansdowne	15,502	102,267	14,509	15,502	116,776	132,278	43,817	88,461		2005
Camden Largo Town Center	8,411	44,163	3,920	8,411	48,083	56,494	18,444	38,050		2005
Camden Monument Place	9,030	54,089	1,762	9,030	55,851	64,881	19,019	45,862		2007
Camden NoMa	19,442	82,304	141	19,442	82,445	101,887	13,947	87,940		2014
Camden NoMa II	17,331	89,919	(8)	17,331	89,911	107,242	5,565	101,677		2017
Camden Potomac Yard	16,498	88,317	2,178	16,498	90,495	106,993	28,909	78,084		2008
Camden Roosevelt	11,470	45,785	2,960	11,470	48,745	60,215	18,448	41,767		2005
Camden Russett	13,460	61,837	6,000	13,460	67,837	81,297	26,638	54,659	45,030	2005
Camden Silo Creek	9,707	45,301	4,272	9,707	49,573	59,280	18,634	40,646		2005
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	12,122	12,185	59,738	71,923	25,146	46,777		2005
Camden Boca Raton	2,201	50,057	167	2,201	50,224	52,425	6,723	45,702		2014
Camden Brickell	14,621	57,031	13,005	14,621	70,036	84,657	28,728	55,929		2005
Camden Doral	10,260	40,416	6,993	10,260	47,409	57,669	18,578	39,091		2005
Camden Doral Villas	6,476	25,543	7,197	6,476	32,740	39,216	13,446	25,770		2005
Camden Las Olas	12,395	79,518	11,202	12,395	90,720	103,115	35,790	67,325		2005
Camden Plantation	6,299	77,964	9,946	6,299	87,910	94,209	34,816	59,393		2005
Camden Portofino	9,867	38,702	7,850	9,867	46,552	56,419	18,132	38,287		2005
Orlando
Camden Hunter's Creek	4,156	20,925	5,445	4,156	26,370	30,526	10,958	19,568		2005
Camden Lago Vista	$3,497	$29,623	$5,415	$3,497	$35,038	$38,535	$14,083	$24,452		2005
Camden LaVina	12,907	42,617	499	12,907	43,116	56,023	10,830	45,193		2012
Camden Lee Vista	4,350	34,643	7,356	4,350	41,999	46,349	22,657	23,692		2000
Camden Orange Court	5,319	40,733	2,929	5,319	43,662	48,981	14,148	34,833		2008
Camden Town Square	13,127	45,997	576	13,127	46,573	59,700	10,374	49,326		2012
Camden World Gateway	5,785	51,821	7,804	5,785	59,625	65,410	23,132	42,278		2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	13,384	7,450	76,667	84,117	40,385	43,732		1998/2002
Camden Montague	3,576	16,534	335	3,576	16,869	20,445	4,364	16,081		2012
Camden Preserve	1,206	17,982	7,683	1,206	25,665	26,871	15,942	10,929		1997
Camden Royal Palms	2,147	38,339	3,290	2,147	41,629	43,776	14,273	29,503		2007
Camden Westchase Park	11,955	36,254	423	11,955	36,677	48,632	8,526	40,106		2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	8,428	7,174	40,412	47,586	17,047	30,539	$22,615	2005
Camden Buckhead Square	13,200	43,785	317	13,200	44,102	57,302	965	56,337		2017
Camden Creekstone	5,017	19,912	3,564	5,017	23,476	28,493	4,604	23,889		2012
Camden Deerfield	4,895	21,922	7,966	4,895	29,888	34,783	12,528	22,255	19,211	2005
Camden Dunwoody	5,290	23,642	8,495	5,290	32,137	37,427	13,950	23,477	21,159	2005
Camden Fourth Ward	10,477	51,258	929	10,477	52,187	62,664	7,111	55,553		2014
Camden Midtown Atlanta	6,196	33,828	10,212	6,196	44,040	50,236	17,588	32,648	20,556	2005
Camden Paces	15,262	102,512	455	15,262	102,967	118,229	13,315	104,914		2015
Camden Peachtree City	6,536	29,063	6,985	6,536	36,048	42,584	14,769	27,815		2005
Camden Shiloh	4,181	18,798	5,473	4,181	24,271	28,452	10,473	17,979	10,524	2005
Camden St. Clair	7,526	27,486	7,623	7,526	35,109	42,635	15,392	27,243	21,637	2005
Camden Stockbridge	5,071	22,693	4,344	5,071	27,037	32,108	11,287	20,821	14,326	2005
Camden Vantage	11,787	68,822	2,651	11,787	71,473	83,260	12,233	71,027		2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$8,352	$4,503	$38,602	$43,105	$16,983	$26,122	$26,014	2005
Camden Cotton Mills	4,246	19,147	6,190	4,246	25,337	29,583	11,518	18,065		2005
Camden Dilworth	516	16,633	2,317	516	18,950	19,466	7,336	12,130	13,067	2006
Camden Fairview	1,283	7,223	4,127	1,283	11,350	12,633	5,669	6,964		2005
Camden Foxcroft	1,408	7,919	4,345	1,408	12,264	13,672	6,044	7,628		2005
Camden Foxcroft II	1,152	6,499	2,777	1,152	9,276	10,428	4,154	6,274		2005
Camden Gallery	7,930	51,684	45	7,930	51,729	59,659	3,889	55,770		2017
Camden Grandview	7,570	33,859	10,249	7,570	44,108	51,678	18,110	33,568		2005
Camden Sedgebrook	5,266	29,211	7,345	5,266	36,556	41,822	16,032	25,790	21,297	2005
Camden South End	6,625	29,175	9,753	6,625	38,928	45,553	15,752	29,801		2005
Camden Stonecrest	3,941	22,021	6,088	3,941	28,109	32,050	12,677	19,373		2005
Camden Touchstone	1,203	6,772	3,234	1,203	10,006	11,209	5,004	6,205		2005
Raleigh
Camden Crest	4,412	31,108	6,005	4,412	37,113	41,525	14,860	26,665		2005
Camden Governor's Village	3,669	20,508	4,962	3,669	25,470	29,139	10,386	18,753	12,998	2005
Camden Lake Pine	5,746	31,714	10,989	5,746	42,703	48,449	17,866	30,583	26,201	2005
Camden Manor Park	2,535	47,159	4,279	2,535	51,438	53,973	19,361	34,612	29,663	2006
Camden Overlook	4,591	25,563	9,178	4,591	34,741	39,332	15,375	23,957		2005
Camden Reunion Park	3,302	18,457	8,619	3,302	27,076	30,378	11,167	19,211	19,952	2005
Camden Westwood	4,567	25,519	7,660	4,567	33,179	37,746	13,261	24,485	19,900	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	1,106	2,684	22,037	24,721	7,575	17,146		2008
Camden Gaines Ranch	5,094	37,100	10,009	5,094	47,109	52,203	19,724	32,479		2005
Camden Huntingdon	2,289	17,393	10,194	2,289	27,587	29,876	17,818	12,058		1995
Camden La Frontera	3,250	32,376	241	3,250	32,617	35,867	4,776	31,091		2015
Camden Lamar Heights	3,988	42,773	228	3,988	43,001	46,989	6,215	40,774		2015
Camden Stoneleigh	3,498	31,285	7,966	3,498	39,251	42,749	15,902	26,847		2006
Corpus Christi
Camden Breakers	1,055	13,024	9,700	1,055	22,724	23,779	14,605	9,174		1996
Camden Copper Ridge	1,204	9,180	9,019	1,204	18,199	19,403	14,754	4,649		1993
Dallas/Fort Worth
Camden Addison	11,516	29,332	7,726	11,516	37,058	48,574	10,134	38,440		2012
Camden Belmont	$12,521	$61,522	$3,279	$12,521	$64,801	$77,322	$12,904	$64,418		2012
Camden Buckingham	2,704	21,251	10,085	2,704	31,336	34,040	18,729	15,311		1997
Camden Centreport	1,613	12,644	6,497	1,613	19,141	20,754	11,439	9,315		1997
Camden Cimarron	2,231	14,092	7,530	2,231	21,622	23,853	14,753	9,100		1997
Camden Farmers Market	17,341	74,193	20,419	17,341	94,612	111,953	45,693	66,260	$50,673	2001/2005
Camden Henderson	3,842	15,256	482	3,842	15,738	19,580	3,645	15,935		2012
Camden Legacy Creek	2,052	12,896	6,421	2,052	19,317	21,369	12,409	8,960		1997
Camden Legacy Park	2,560	15,449	7,609	2,560	23,058	25,618	14,474	11,144	13,855	1997
Camden Valley Park	3,096	14,667	14,471	3,096	29,138	32,234	27,328	4,906		1994
Camden Victory Park	13,445	71,687	65	13,445	71,752	85,197	5,802	79,395		2016
Houston
Camden City Centre	4,976	44,735	2,736	4,976	47,471	52,447	16,409	36,038	33,770	2007
Camden City Centre II	5,101	28,131	163	5,101	28,294	33,395	6,663	26,732		2013
Camden Greenway	16,916	43,933	19,628	16,916	63,561	80,477	36,831	43,646	52,314	1999
Camden Holly Springs	11,108	42,852	11,453	11,108	54,305	65,413	13,854	51,559		2012
Camden Midtown	4,583	18,026	10,068	4,583	28,094	32,677	16,881	15,796	28,037	1999
Camden Oak Crest	2,078	20,941	5,604	2,078	26,545	28,623	12,735	15,888	17,293	2003
Camden Park	4,922	16,453	5,781	4,922	22,234	27,156	5,563	21,593		2012
Camden Plaza	7,204	31,044	2,026	7,204	33,070	40,274	8,032	32,242	19,835	2007
Camden Post Oak	14,056	92,515	15,212	14,056	107,727	121,783	17,884	103,899		2013
Camden Royal Oaks	1,055	20,046	1,868	1,055	21,914	22,969	8,549	14,420		2006
Camden Royal Oaks II	587	12,743	23	587	12,766	13,353	3,123	10,230		2012
Camden Stonebridge	1,016	7,137	5,966	1,016	13,103	14,119	8,619	5,500		1993
Camden Sugar Grove	7,614	27,594	3,446	7,614	31,040	38,654	7,076	31,578		2012
Camden Travis Street	1,780	29,104	1,019	1,780	30,123	31,903	9,197	22,706	21,595	2010
Camden Vanderbilt	16,076	44,918	22,706	16,076	67,624	83,700	44,273	39,427	73,111	1994/1997
Camden Whispering Oaks	1,188	26,242	1,317	1,188	27,559	28,747	9,481	19,266		2008

Total current communities:	$1,001,349	$5,366,204	$823,548	$1,001,349	$6,189,752	$7,191,101	$2,115,633	$5,075,468	$865,970

Communities under construction:
Name / location
Camden Shady Grove (1) Rockville, MD		$112,492			$112,492	$112,492	$3,206	$109,286		N/A
Camden McGowen Station Houston, TX		65,755			65,755	65,755	—	65,755		N/A
Camden Washingtonian Gaithersburg, MD		65,651			65,651	65,651	—	65,651		N/A
Camden North End I Phoenix, AZ		53,070			53,070	53,070	—	53,070		N/A
Camden Grandview II Charlotte, NC		11,059			11,059	11,059	—	11,059		N/A
Camden RiNo Denver, CO		23,590			23,590	23,590	—	23,590		N/A
Camden Downtown I Houston, TX		15,048			15,048	15,048	—	15,048		N/A

Total communities under construction:	$—	$346,665	$—	$—	$346,665	$346,665	$3,206	$343,459	$—

Development pipeline communities:
Name/location
Camden Buckhead Atlanta, GA		$17,923			$17,923	$17,923		$17,923		N/A
Camden Atlantic Plantation, FL		15,499			15,499	15,499		15,499		N/A
Camden Arts District Los Angeles, CA		19,265			19,265	19,265		19,265		N/A
Camden Hillcrest San Diego, CA		23,593			23,593	23,593		23,593		N/A
Camden Gallery II Charlotte, NC		1,417			1,417	1,417		1,417		N/A
Camden North End II Phoenix, AZ		12,222			12,222	12,222		12,222		N/A
Camden Paces III Atlanta, GA		13,643			13,643	13,643		13,643		N/A
Camden Downtown II Houston, TX		10,100			10,100	10,100		10,100		N/A
Total development pipeline communities:	$—	$113,662	$—	$—	$113,662	$113,662	$—	$113,662	$—

Land Holdings		$11,148		$—	$11,148	$11,148		$11,148		N/A
Corporate		5,167		—	5,167	5,167		5,167		N/A

	$—	$16,315	$—	$—	$16,315	$16,315	$—	$16,315	$—

TOTAL	$1,001,349	$5,842,846	$823,548	$1,001,349	$6,666,394	$7,667,743	$2,118,839	$5,548,904	$865,970

(1)
Property is in lease-up at December 31, 2017. Balances presented here includes costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2017. These costs related to completed unit turns for these properties.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2017 (in thousands)	Schedule III

The changes in total real estate assets as adjusted for discontinued operations for the years ended December 31:

	2017	2016	2015
Balance, beginning of period	$7,376,690	$7,387,597	$6,998,233
Additions during period:
Acquisition of operating property	56,985	—	—
Development and repositions	224,202	278,447	347,429
Improvements	71,889	65,892	66,640
Deductions during period:
Cost of real estate sold – other	(62,023)	(355,246)	(24,705)
Balance, end of period	$7,667,743	$7,376,690	$7,387,597
The changes in accumulated depreciation for the years ended December 31:
	2017	2016	2015
Balance, beginning of period	$1,890,656	$1,780,694	$1,557,004
Depreciation of real estate assets	255,924	243,403	233,955
Dispositions	(27,741)	(133,441)	(10,265)
Balance, end of period	$2,118,839	$1,890,656	$1,780,694
The aggregate cost for federal income tax purposes at December 31, 2017 was $6.7 billion.

S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2017					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2030	(c)	$18,790	$18,790

(a)	The aggregate cost at December 31, 2017 for federal income tax purposes was approximately $18,790.

(b)
This loan currently bears interest at 4% and will increase to 7% on any unpaid principal balance on the later of January 1, 2019 or January 1 of the year following completion of our planned apartment project at an adjacent location.

(c)	Payments from commencement of construction through completion were interest only, and will consist of annual interest and principal payments from October 1, 2018 to October 1, 2030.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2017	2016	2015
Balance, beginning of period	$17,224	$13,161	$3,395
Additions:
Advances under real estate loans	1,566	7,458	9,766
Deductions:
Collections of principal and loan payoff	—	(3,395)	—
Balance, end of period	$18,790	$17,224	$13,161

S-3