Form 10-Q
period 2018-03-31
CAMDEN PROPERTY TRUST
filed 2018-05-04
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 27, 2018, 92,774,432 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Assets
Real estate assets, at cost
Land	$1,053,578	$1,021,031
Buildings and improvements	6,494,229	6,269,481
	$7,547,807	$7,290,512
Accumulated depreciation	(2,185,452)	(2,118,839)
Net operating real estate assets	$5,362,355	$5,171,673
Properties under development, including land	399,903	377,231
Investments in joint ventures	26,863	27,237
Total real estate assets	$5,789,121	$5,576,141
Accounts receivable – affiliates	23,397	24,038
Other assets, net	199,420	195,764
Cash and cash equivalents	101,401	368,492
Restricted cash	15,036	9,313
Total assets	$6,128,375	$6,173,748
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,339,142	$1,338,628
Secured	865,798	865,970
Accounts payable and accrued expenses	123,706	128,313
Accrued real estate taxes	29,061	51,383
Distributions payable	75,083	72,943
Other liabilities	157,002	154,567
Total liabilities	$2,589,792	$2,611,804
Commitments and contingencies (Note 12)
Non-qualified deferred compensation share awards	76,174	77,230
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 105,493 and 105,489 issued; 102,640 and 102,769 outstanding at March 31, 2018 and December 31, 2017, respectively	1,026	1,028
Additional paid-in capital	4,132,056	4,137,161
Distributions in excess of net income attributable to common shareholders	(396,596)	(368,703)
Treasury shares, at cost (9,865 and 10,073 common shares at March 31, 2018 and December 31, 2017, respectively)	(356,687)	(364,066)
Accumulated other comprehensive income (loss)	3,579	(57)
Total common equity	$3,383,378	$3,405,363
Non-controlling interests	79,031	79,351
Total equity	$3,462,409	$3,484,714
Total liabilities and equity	$6,128,375	$6,173,748
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Property revenues
Rental revenues	$203,505	$188,102
Other property revenues	27,178	31,419
Total property revenues	$230,683	$219,521
Property expenses
Property operating and maintenance	$53,916	$51,548
Real estate taxes	30,049	27,920
Total property expenses	$83,965	$79,468
Non-property income
Fee and asset management	$1,998	$1,748
Interest and other income	793	634
Income (loss) on deferred compensation plans	(205)	4,617
Total non-property income	$2,586	$6,999
Other expenses
Property management	$6,639	$7,027
Fee and asset management	965	884
General and administrative	12,223	12,868
Interest	20,374	22,956
Depreciation and amortization	70,224	63,734
Expense (benefit) on deferred compensation plans	(205)	4,617
Total other expenses	$110,220	$112,086
Loss on early retirement of debt	—	(323)
Equity in income of joint ventures	1,829	1,817
Income from continuing operations before income taxes	$40,913	$36,460
Income tax expense	(388)	(471)
Net income	$40,525	$35,989
Less income allocated to non-controlling interests from continuing operations	(1,130)	(1,128)
Net income attributable to common shareholders	$39,395	$34,861
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Earnings per share – basic	$0.41	$0.39
Earnings per share – diluted	$0.41	$0.39
Distributions declared per common share	$0.77	$0.75
Weighted average number of common shares outstanding – basic	95,067	89,925
Weighted average number of common shares outstanding – diluted	96,046	90,949
Condensed Consolidated Statements of Comprehensive Income
Net income	$40,525	$35,989
Other comprehensive income
Unrealized gain on cash flow hedging activities	3,601	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	35	34
Comprehensive income	$44,161	$36,023
Less income allocated to non-controlling interests from continuing operations	(1,130)	(1,128)
Comprehensive income attributable to common shareholders	$43,031	$34,895
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			39,395			1,130	40,525
Other comprehensive income					3,636		3,636
Net share awards		45		7,632			7,677
Employee share purchase plan		74					74
Common share options exercised		41					41
Change in classification of deferred compensation plan		(5,250)					(5,250)
Change in redemption value of non-qualified share awards			6,306				6,306
Common shares repurchased				(253)			(253)
Cash distributions declared to equity holders			(73,594)			(1,450)	(75,044)
Other	(2)	(15)					(17)
Equity, March 31, 2018	$1,026	$4,132,056	$(396,596)	$(356,687)	$3,579	$79,031	$3,462,409

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			34,861			1,128	35,989
Other comprehensive income					34		34
Net share awards		468		7,416			7,884
Employee share purchase plan		78					78
Common share options exercised		77					77
Change in classification of deferred compensation plan		(4,234)					(4,234)
Change in redemption value of non-qualified share awards			3,925				3,925
Diversification of share awards within deferred compensation plan		954	688				1,642
Conversion of operating partnership units		117				(117)	—
Cash distributions declared to equity holders			(67,936)			(1,413)	(69,349)
Equity, March 31, 2017	$978	$3,675,737	$(317,642)	$(365,923)	$(1,829)	$80,278	$3,071,599
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$40,525	$35,989
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	70,224	63,734
Loss on early retirement of debt	—	323
Distributions of income from joint ventures	1,815	1,720
Equity in income of joint ventures	(1,829)	(1,817)
Share-based compensation	4,183	4,449
Net change in operating accounts and other	(27,764)	(31,413)
Net cash from operating activities	$87,154	$72,985
Cash flows from investing activities
Development and capital improvements	$(71,828)	$(62,783)
Acquisition of operating properties	(201,899)	—
Maturities of short-term investments	—	100,000
Other	(1,830)	(2,442)
Net cash from investing activities	$(275,557)	$34,775
Cash flows from financing activities
Repayment of notes payable	$(358)	$(31,214)
Distributions to common shareholders and non-controlling interests	(72,943)	(69,161)
Other	336	493
Net cash from financing activities	$(72,965)	$(99,882)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(261,368)	7,878
Cash, cash equivalents, and restricted cash, beginning of year	377,805	245,826
Cash, cash equivalents, and restricted cash, end of period	$116,437	$253,704
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	$101,401	$245,529
Restricted cash	15,036	8,175
Total cash, cash equivalents, and restricted cash, end of period	$116,437	$253,704
Supplemental information
Cash paid for interest, net of interest capitalized	$16,701	$15,767
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$75,083	$69,236
Value of shares issued under benefit plans, net of cancellations	16,471	16,934
Accrual associated with construction and capital expenditures	23,204	16,685
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2018, we owned interests in, operated, or were developing 164 multifamily properties comprised of 55,834 apartment homes across the United States. Of the 164 properties, six properties were under construction as of March 31, 2018, and will consist of a total of 1,653 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At March 31, 2018, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we continue to consolidate these operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2017 Annual Report on Form 10-K.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. We generally believe acquisitions of operating properties are asset acquisitions, which include the capitalization of transaction costs. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases and above market leases are included in other assets, net and the net carrying value of below market leases is included in other liabilities in our condensed consolidated balance sheets.
During the three months ended March 31, 2018, we recognized amortization expense related to in-place leases of approximately $1.9 million and did not recognize any amortization expense related to in-place leases for the three months ended March 31, 2017. The weighted average amortization period for in-place leases was approximately seven months for the three months ended March 31, 2018.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2018 or 2017.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.7 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively. Capitalized real estate taxes were approximately $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and above and below market leases)	underlying lease term
Derivative Financial Instruments. Derivative financial instruments are recorded in the consolidated balance sheets at fair value and presented on a gross basis for financial reporting purposes even when those instruments are subject to master netting arrangements and may otherwise qualify for net presentation. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, for which hedge accounting does not apply or we elect not to apply hedge accounting.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2018 and December 31, 2017, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan to an unaffiliated third party. This note receivable matures on October 1, 2030. At both March 31, 2018 and December 31, 2017, the outstanding note receivable balance was approximately $18.8 million. The interest rate on the note receivable was approximately 4.0% for each of the three months ended March 31, 2018 and 2017. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In February 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the

Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09 (described below), and it did not have a material impact on our consolidated financial statements. We believe most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs intended to promote a more consistent interpretation and application of the principles outlined in the standard have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard. We adopted ASU 2014-09 and all related amendments effective January 1, 2018 using the modified retrospective with cumulative effect transition method; this method requires us to recognize the cumulative effect of initially applying the new revenue standard as an adjustment, if any, to the opening balance of retained earnings, which did not have any impact upon adoption. See Note 3, "Revenues," for additional disclosures required by the ASU.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases; retains two distinct types of leases, finance and operating; and (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting (ii) eliminates most real estate specific lease provisions, and (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. We anticipate adopting ASU 2016-02 as of January 1, 2019 and will be required to adopt ASU 2016-02 using the modified retrospective approach, which requires us to record leases existing as of or are entered into after the beginning of the earliest comparative period presented in the financial statements under the new lease standard. Based on our assessments, most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We do not believe our adoption of the new leasing standard will have a material increase in the assets and liabilities on our consolidated balance sheets, and believe there will not be a material impact to our consolidated statements of income and comprehensive income. The ultimate impact, however, will depend on our lease portfolio as of the adoption date.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." ASU 2016-15 clarifies how eight specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle. We adopted ASU 2016-15 as of January 1, 2018 and it did not have a material effect on our consolidated statements of cash flows upon adoption.
3. Revenues
On January 1, 2018, we adopted ASU 2014-09 and in accordance with ASU 2014-09, elected to apply the new revenue standard to those contracts which were not completed as of January 1, 2018.  We also elected to omit disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the invoiced amount directly corresponds to the value transferred to the customer as provided for in the practical expedients.  Our adoption of ASU 2014-09 did not have a material impact upon our consolidated financial statements as the majority of our revenues are derived from real estate lease contracts which are scoped out of ASU 2014-09.
Our presentation of revenue within our condensed consolidated statements of income and comprehensive income is separated into its component parts by the nature and timing of the revenue streams.  Our revenue within the scope of this new revenue standard is recognized when the services are transferred to our customers for an amount which reflects the consideration we expect to receive in exchange for those services rendered and include the following:
Other Property Revenues. The items within other property revenues relate to non-lease components within a lease contract and primarily consist of utility rebillings which are usually recognized over time and other transactional fees primarily recognized at a point-in-time. These fees are charged to our residents and recognized monthly as the performance obligation is satisfied.
Upon our adoption of ASU 2014-09, we are now presenting certain revenue items, historically included as a component of other property revenues, as rental revenues due to the nature and timing of revenue recognition for these items being more closely aligned to a lease. This new presentation has been applied prospectively as this reclassification will not have an impact upon total property revenues or the opening balance of retained earnings. Approximately $5.6 million of rental revenue is related to this presentation for the three months ended March 31, 2018. Had ASU 2014-09 been effective as of January 1, 2017, we would have reclassified approximately $5.3 million from other property revenues to rental revenue for the three months ended March 31, 2017.
Fee and Asset Management Income. Management fee income primarily consists of fees charged to our unconsolidated joint ventures for managing the joint venture, and the development, redevelopment and capital expenditures of their operating communities. While the individual activities related to these fees may vary, the services provided are substantially similar, have the same pattern of transfer, and are considered to be individual performance obligations composed of a series of distinct services, recognized monthly as earned.
We also generate construction fees for construction management and general contracting services provided to third-party owners of multifamily, commercial, and retail properties. These fees are recognized as we satisfy our single performance obligation over time based on a percentage-of-completion of cost basis which we believe is an accurate depiction of the transfer of control to our customers. For these contracts, significant judgment is used to estimate the cost plus margin for the project fee and our profitability on those contracts is dependent on the ability to accurately predict such factors.
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payment but not yet received and liabilities for amounts incurred but not yet paid. For the three months ended March 31, 2018, these contract receivable and liability balances were immaterial.
4. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.4 million and 1.6 million for the three months ended March 31, 2018 and 2017, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$39,395	$34,861
Amount allocated to participating securities	(265)	(38)
Net income attributable to common shareholders – basic	$39,130	$34,823

Total earnings per common share – basic	$0.41	$0.39

Weighted average number of common shares outstanding – basic	95,067	89,925

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$39,130	$34,823
Income allocated to common units from continuing operations	297	273
Net income attributable to common shareholders – diluted	$39,427	$35,096

Total earnings per common share – diluted	$0.41	$0.39

Weighted average number of common shares outstanding – basic	95,067	89,925
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	174	218
Common units	805	806
Weighted average number of common shares outstanding – diluted	96,046	90,949
5. Common Shares
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
For the three months ended March 31, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
In November 2014, we created an ATM share offering program through which we could, but have no obligation to, sell common shares having an aggregate offering price of up to $331.3 million (the "2014 ATM program"). Concurrently with the creation of the 2017 ATM program, we terminated the 2014 ATM program and rolled the $315.3 million remaining available for sale into the 2017 ATM program. Upon termination, no further common shares were available for sale under the 2014 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. During the three months ended March 31, 2018, we repurchased 3,222 common shares for approximately $0.3 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million. There were no repurchases during the three months ended March 31, 2017.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants; our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2018, we had approximately 92.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

6. Acquisitions
Asset Acquisition of Operating Properties. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million. We did not acquire any operating properties during the three months ended March 31, 2017.
Acquisition of Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the future development of approximately 360 wholly-owned apartment homes. We did not acquire any land during the three months ended March 31, 2018 or 2017.
7. Investments in Joint Ventures
As of March 31, 2018, our equity investments in unconsolidated joint ventures, which are accounted for utilizing the equity method of accounting, consisted of three investment funds (collectively, the "Funds"), with our ownership percentages ranging from 20.0% to 31.3%. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. One of the Funds, in which we have a 20.0% ownership interest, did not own any properties for any periods presented. We have a 31.3% ownership interest in each of the two other Funds. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2018	December 31, 2017
Total assets	$703.0	$715.9
Total third-party debt	513.4	514.5
Total equity	173.2	174.5

	Three Months Ended March 31,
(in millions)	2018	2017
Total revenues	$31.1	$30.0
Net income	3.7	3.8
Equity in income (1)	1.8	1.8

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
The Funds have been funded in part with secured third-party debt and, as of March 31, 2018, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.4 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

8. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2018	December 31, 2017
Senior unsecured notes (1)
4.78% Notes, due 2021	$248.8	$248.7
3.15% Notes, due 2022	346.8	346.6
5.07% Notes, due 2023	247.7	247.6
4.36% Notes, due 2024	248.5	248.5
3.68% Notes, due 2024	247.3	247.2
	$1,339.1	$1,338.6

Secured notes (1)
2.20% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	$865.8	$866.0

Total notes payable	$2,204.9	$2,204.6

Other floating rate debt included in secured notes (2.20%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $11.6 million and $12.3 million are included in senior unsecured and secured notes payable as of March 31, 2018 and December 31, 2017, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2018, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $13.1 million, leaving approximately $586.9 million available under our credit facility.
In May 2017, we entered into a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At March 31, 2018, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We had outstanding floating rate debt of approximately $175.0 million at both March 31, 2018 and 2017. The weighted average interest rate on this debt was approximately 2.2% and 1.4% for the three months ended March 31, 2018 and 2017, respectively.

Our indebtedness had a weighted average maturity of approximately 4.0 years at March 31, 2018. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2018:

(in millions) (1)	Amount	Weighted Average Interest Rate
2018	$174.1	2.2%
2019	643.0	5.4
2020 (2)	(1.2)	—
2021	249.1	4.8
2022	349.3	3.2
Thereafter	790.6	4.4
Total	$2,204.9	4.3%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. In February 2018, we entered into two forward interest rate swap agreements with an aggregate notional amount of $200.0 million that become effective October 31, 2018 to hedge a portion of an anticipated future fixed rate debt issuance. At March 31, 2018, we had a total of five forward interest rate swaps with a total notional value of $400.0 million to hedge a portion of future fixed rate debt issuances. As of March 31, 2018, the amount we expect to be reclassified into earnings in the next 12 months as a decrease to interest expense is approximately $0.2 million. At March 31, 2017, we did not have any designated hedges outstanding. See Note 14, "Fair Value Measurements" for a further discussion of the fair value of our derivative financial instrument.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At March 31, 2018, we did not have any non-designated hedges outstanding. At March 31, 2017, we had one outstanding interest rate cap with a notional amount of $175.0 million which was not designated as a hedge of interest rate risk. The fair value changes for this derivative was not material.

The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at March 31, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	March 31, 2018 (1)		December 31, 2017		March 31, 2018 (1)		December 31, 2017
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$7.7	Other Assets	$2.2	Other Liabilities	$2.4	Other Liabilities	$0.5

(1)
The derivatives subject to master netting arrangements are presented on a gross basis on our condensed consolidated balance sheet as of March 31, 2018. Had these derivatives been recognized on a net basis, the fair value of the derivative asset would have been $5.3 million. We had no derivative contracts in a master netting arrangement as of December 31, 2017.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2018:

Derivatives in Cash Flow Hedging Relationships	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	2018		2018
Interest Rate Swaps	$3.6	Interest expense	N/A
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has an agreement with a derivative counterparty that contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. Taking into consideration the derivatives subject to master netting arrangements, we did not have any derivatives in a net liability position as of March 31, 2018.
10. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
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

At March 31, 2018, approximately 2.1 million fungible units were available under the 2011 Share Plan, which results in approximately 0.6 million common shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 fungible unit to full value award conversion ratio.

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

Options. New options are exercisable, subject to the terms and conditions of the 2011 Share Plan, in increments ranging from 20% to 33.33% per year on each of the anniversaries of the date of grant. The 2011 Share Plan provides that the exercise price of an option will be determined by the Compensation Committee of the Board of Trust Managers on the day of grant, and to date all options have been granted at an exercise price that equals the fair market value on the date of grant. Approximately 26 thousand and 39 thousand options were exercised during the three months ended March 31, 2018, and 2017, respectively. The total intrinsic value of options exercised was approximately $1.3 million and $2.0 million during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was no unrecognized compensation cost related to unvested options. At March 31, 2018, all options outstanding were exercisable and had a weighted average remaining life of approximately ten months.

The following table summarizes outstanding share options, all of which were exercisable, at March 31, 2018:

	Options Outstanding and Exercisable (1)
Exercise Prices	Number	Weighted Average Price
$75.17	15,388	$75.17
$78.55	9,994	78.55
$80.89 - $85.05	27,476	82.84
Total options	52,858	$79.79

(1)
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2018 was $0.2 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $84.18 per share on March 31, 2018 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. During the three months ended March 31, 2018, we granted approximately 10 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the three months ended March 31, 2018 vested immediately and approximately $37 thousand was expensed on the reload date. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Weighted average fair value of options granted	4.11
Expected volatility	15.1%
Risk-free interest rate	2.0%
Expected dividend yield	3.3%
Expected life	1 year

Our computation of expected volatility for 2018 is based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2011 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. We utilize actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. At March 31, 2018, the unamortized value of previously issued unvested share awards was approximately $28.6 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was approximately $22.4 million and $21.5 million, respectively.

Total compensation costs for option and share awards charged against income was approximately $4.5 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. Total capitalized compensation costs for option and share awards was approximately $0.9 million for each of the three months ended March 31, 2018 and 2017.

The following table summarizes activity under our share incentive plans for the three months ended March 31, 2018:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2017	68,978	$61.15	499,898	$75.80
Granted	9,994	78.55	211,417	82.65
Exercised/Vested	(26,114)	30.06	(298,419)	75.22
Forfeited	—	—	(12,650)	79.16
Total options and nonvested share awards outstanding at March 31, 2018	52,858	$79.79	400,246	$79.74

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the three months ended March 31, 2018:

(in thousands)	Three Months Ended March 31, 2018
Temporary equity:
Balance at December 31, 2017	$77,230
Change in classification	5,250
Change in redemption value	(6,306)
Balance at March 31, 2018	$76,174
11. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Change in assets:
Other assets, net	$2,236	$2,200
Change in liabilities:
Accounts payable and accrued expenses	(9,836)	(7,786)
Accrued real estate taxes	(22,464)	(24,359)
Other liabilities	1,600	(2,211)
Other	700	743
Change in operating accounts and other	$(27,764)	$(31,413)

12. Commitments and Contingencies
Construction Contracts. As of March 31, 2018, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $228.7 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2018, we had approximately $0.4 million in refundable earnest money deposits for potential acquisitions of land in our condensed consolidated balance sheets. Of this amount, $0.1 million was related to the acquisition of land in Orlando, Florida completed in April 2018.
Lease Commitments. At March 31, 2018, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million for each of the three months ended March 31, 2018 and 2017. Minimum annual rental commitments for the remainder of 2018 are $2.2 million, and for the years ending December 31, 2019 through 2022 are approximately $2.8 million, $2.8 million, $2.8 million, and $2.6 million, respectively, and approximately $6.7 million in the aggregate thereafter.
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
13. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our consolidated operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 as income tax expense. Income taxes for the three months ended March 31, 2018 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2018.

14. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2018				December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$119.0	$—	$—	$119.0	$120.3	$—	$—	$120.3
Derivative financial instruments - forward interest rate swap	—	7.7	—	7.7	—	2.2	—	2.2
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$2.4	$—	$2.4	$—	$0.5	$—	$0.5

(1)
Approximately $3.0 million and $4.2 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. Approximately $23.2 million of shares in the compensation plan were diversified into the deferred compensation plan investments during the year ended December 31, 2017. There were no shares diversified during the three months ended March 31, 2018.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed two asset acquisitions in the three months ended March 31, 2018. We recorded the real estate assets and identifiable below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. Their fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 6, "Acquisitions" for a further discussion about these acquisitions. There were no non-recurring fair value adjustments during the three months ended March 31, 2017.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2018 and December 31, 2017, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2018		December 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,029.9	$2,069.8	$2,029.6	$2,106.5
Floating rate notes payable	175.0	174.2	175.0	173.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2017. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of March 31, 2018, we owned interests in, operated, or were developing 164 multifamily properties comprised of 55,834 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three months ended March 31, 2018 reflect an increase in same store revenues of 3.3% as compared to the same period in 2017. This increase was primarily due to higher average rental rates and increased average occupancy, which we believe was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates, all of which have resulted in higher rental rates. We believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2018 and the supply of new multifamily homes will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2018, we had six projects under construction to be comprised of 1,653 apartment homes, with initial occupancy scheduled to occur within the next 24 months. As of March 31, 2018, we estimate the total additional cost to complete the construction of these six projects is approximately $228.7 million.
Acquisitions
Operating properties. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida for approximately $126.9 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida for approximately $81.4 million.
Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the future development of approximately 360 wholly-owned apartment homes.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop, redevelop and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 at-the-market ("ATM") share offering program, other unsecured borrowings or secured mortgages.
As of March 31, 2018, we had approximately $101.4 million in cash and cash equivalents and $631.9 million available under our $645.0 million unsecured credit facilities. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. We believe scheduled payments of debt in 2018 are manageable at approximately $174.1 million which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $0.9 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	March 31, 2018		December 31, 2017
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,497	18	6,040	17
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Austin, Texas	3,360	10	3,360	10
Orlando, Florida	3,295	9	2,962	8
Charlotte, North Carolina	3,076	13	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,378	6
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	54,181	158	53,033	155
Properties Under Construction
Houston, Texas	586	2	586	2
Phoenix, Arizona	441	1	441	1
Washington, D.C. Metro	365	1	822	2
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	28	1	28	1
Total Properties Under Construction	1,653	6	2,110	7
Total Properties	55,834	164	55,143	162
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	48,551	142	47,860	140

(1)	Refer to Note 7, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended March 31, 2018.
Completed Construction in Lease-Up
At March 31, 2018, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 5/1/2018	Date of Construction Completion	Estimated Date of Stabilization
Camden NoMa II
Washington, DC	405	$107.6	78%	2Q17	2Q19
Camden Shady Grove
Rockville, MD	457	113.0	70%	1Q18	3Q19
Total	862	$220.6
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2018 included approximately $399.9 million related to properties under development and land. Of this amount, approximately $271.2 million related to our projects currently under construction. In addition, we had approximately $116.1 million invested primarily in land held for future development related to projects we expect to begin constructing during the next two years and approximately $12.6 million invested in land which we may develop in the future.
Communities Under Construction. At March 31, 2018, we had six consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden McGowen Station (1)
Houston, TX	315	$90.0	$78.4	$65.4	3Q18	4Q19
Camden North End I (2)
Phoenix, AZ	441	105.0	65.7	65.6	2Q19	2Q20
Camden Washingtonian
Gaithersburg, MD	365	90.0	75.0	75.0	1Q19	4Q19
Camden Grandview II
Charlotte, NC	28	21.0	13.7	13.7	4Q18	2Q19
Camden RiNo
Denver, CO	233	75.0	28.2	28.2	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	23.3	23.3	3Q20	1Q21
Total	1,653	$513.0	$284.3	$271.2

(1)	Property in lease-up was 6% leased at May 1, 2018.

(2)	Property in lease-up was 9% leased at May 1, 2018.

Development Pipeline Communities. At March 31, 2018, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead
Atlanta, GA	375	$104.0	$18.4
Camden Atlantic
Plantation, FL	269	90.0	15.8
Camden Arts District
Los Angeles, CA	354	150.0	19.9
Camden Hillcrest
San Diego, CA	125	75.0	25.0
Camden North End II
Phoenix, AZ	326	73.0	12.7
Camden Paces III
Atlanta, GA	350	100.0	14.0
Camden Downtown II
Houston, TX	271	145.0	10.3
Total	2,070	$737.0	$116.1

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Land Holdings. At March 31, 2018, we had the following investments in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ	14.0	$11.1
Charlotte, NC	0.2	1.5
Total	14.2	$12.6

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Average monthly property revenue per apartment home	$1,659	$1,601
Annualized total property expenses per apartment home	$7,246	$6,954
Weighted average number of operating apartment homes owned 100%	46,353	45,710
Weighted average occupancy of operating apartment homes owned 100%	95.2%	94.7%
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

Reconciliations of net income to NOI for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$40,525	$35,989
Less: Fee and asset management income	(1,998)	(1,748)
Less: Interest and other income	(793)	(634)
Less: (Income)/loss on deferred compensation plans	205	(4,617)
Plus: Property management expense	6,639	7,027
Plus: Fee and asset management expense	965	884
Plus: General and administrative expense	12,223	12,868
Plus: Interest expense	20,374	22,956
Plus: Depreciation and amortization expense	70,224	63,734
Plus: Expense/(benefit) on deferred compensation plans	(205)	4,617
Plus: Loss on early retirement of debt	—	323
Less: Equity in income of joint ventures	(1,829)	(1,817)
Plus: Income tax expense	388	471
Net operating income	$146,718	$140,053

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2018 as compared to the same period in 2017:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2018	2018	2017	$	%
Property revenues:
Same store communities	41,968	$201,475	$195,044	$6,431	3.3%
Non-same store communities	4,068	23,553	18,031	5,522	30.6
Development and lease-up communities	2,515	3,488	100	3,388	*
Dispositions/other	—	2,167	6,346	(4,179)	(65.9)
Total property revenues	48,551	$230,683	$219,521	$11,162	5.1%
Property expenses:
Same store communities	41,968	$72,871	$71,363	$1,508	2.1%
Non-same store communities	4,068	8,888	6,607	2,281	34.5
Development and lease-up communities	2,515	1,440	58	1,382	*
Dispositions/other	—	766	1,440	(674)	(46.8)
Total property expenses	48,551	$83,965	$79,468	$4,497	5.7%
Property NOI:
Same store communities	41,968	$128,604	$123,681	$4,923	4.0%
Non-same store communities	4,068	14,665	11,424	3,241	28.4
Development and lease-up communities	2,515	2,048	42	2,006	*
Dispositions/other	—	1,401	4,906	(3,505)	(71.4)
Total property NOI	48,551	$146,718	$140,053	$6,665	4.8%
*    Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2017, excluding communities under redevelopment and assets held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2017, including communities under redevelopment and excluding assets held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have acquired or developed since January 1, 2017, excluding assets held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $4.9 million for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was due to an increase of approximately $6.4 million in same store property revenues, partially offset by an increase of approximately $1.5 million in same store property expenses for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in same store property revenues was primarily due to a $4.1 million or 2.3% increase in average rental rates and a $1.0 million or 0.7% increase in average occupancy from our same store portfolio for the three months ended March 31, 2018. The increase in same store property revenues was also due to an increase in income from our bulk Internet rebilling program during the three months ended March 31, 2018, as compared to the same period in 2017.
The $1.5 million increase in same store property expenses during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to higher salary expenses of approximately $0.9 million, an increase of approximately $0.7 million in real estate taxes as a result of increased property valuations at a number of our communities, and increased costs of approximately $0.5 million associated with our utility expenses compared to the same period in 2017. The increase was partially offset by an approximately $0.9 million decrease related to the timing of repair and maintenance costs incurred during the three months ended March 31, 2018, as compared to the same period in 2017.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.2 million for the three months ended March 31, 2018, as compared to the same period in 2017. This increase was due to an increase of approximately $8.9 million in revenues, partially offset by an increase of approximately $3.7 million in expenses for the three months ended March 31, 2018, as compared to the same period in 2017. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of one operating property during 2017 and two operating properties during the three months ended March 31, 2018, and four operating properties reaching stabilization during 2017 and the three months ended March 31, 2018. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of two properties during 2017 and the three months ended March 31, 2018.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

For the three months ended March 31, 2018 as compared to 2017
(in millions)
Property Revenues:
Revenues from acquisitions	$4.0
Revenues from non-same store stabilized properties	1.8
Revenues from development and lease-up properties	3.4
Other	(0.3)
$8.9
Property Expenses:
Expenses from acquisitions	$1.6
Expenses from non-same store stabilized properties	0.6
Expenses from development and lease-up properties	1.4
Other	0.1
$3.7
Property NOI:
NOI from acquisitions	$2.4
NOI from non-same store stabilized properties	1.2
NOI from development and lease-up properties	2.0
Other	(0.4)
$5.2
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $3.5 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to the disposition of one operating property during the fourth quarter of 2017.

Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Fee and asset management	$1,998	$1,748	$250	14.3%
Interest and other income	793	634	159	25.1
Income (loss) on deferred compensation plans	(205)	4,617	(4,822)	(104.4)
Total non-property income	$2,586	$6,999	$(4,413)	(63.1)%
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third party construction projects, increased approximately $0.3 million for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in third-party construction activity and an increase in property revenues by the operating properties of the Funds, which resulted in higher property management fees.
Interest and other income increased approximately $0.2 million for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was due to higher interest income earned on investments in cash and cash equivalents due to an increase in average cash balances as compared to the same period in 2017.
Our deferred compensation plans recognized a loss of approximately $0.2 million and income of $4.6 million during the three months ended March 31, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Property management	$6,639	$7,027	$(388)	(5.5)%
Fee and asset management	965	884	81	9.2
General and administrative	12,223	12,868	(645)	(5.0)
Interest	20,374	22,956	(2,582)	(11.2)
Depreciation and amortization	70,224	63,734	6,490	10.2
Expense (benefit) on deferred compensation plans	(205)	4,617	(4,822)	(104.4)
Total other expenses	$110,220	$112,086	$(1,866)	(1.7)%
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.4 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily related to lower consulting fees. Property management expenses were 2.9% and 3.2% of total property revenues for the three months ended March 31, 2018 and 2017, respectively.
General and administrative expense decreased approximately $0.6 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to lower professional fees, partially offset by higher salary and benefit costs. General and administrative expenses were 5.2% and 5.8% of total revenues, excluding income/loss on deferred compensation plans, for the three months ended March 31, 2018 and 2017, respectively.
Interest expense for the three months ended March 31, 2018 decreased approximately $2.6 million, as compared to the same period in 2017. The decrease was primarily due to the repayment of $246.8 million, 5.83% senior unsecured notes payable in May 2017. The decrease was partially offset by lower capitalized interest during the three months ended March 31, 2018 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our variable rate debt due to higher weighted average interest rates during the three months ended March 31, 2018 as compared to the same period in 2017.
Depreciation and amortization expense increased approximately $6.5 million for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to the acquisition of one operating property in 2017, two operating properties during the three months ended March 31, 2018, the completion of units in our development pipeline, and the completion of repositions during 2018 and 2017. The increase was partially offset by the disposition of one operating property during the fourth quarter of 2017.
Our deferred compensation plans recognized a benefit of approximately $0.2 million and incurred expenses of approximately $4.6 million during the three months ended March 31, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2018	2017	$	%
Loss on early retirement of debt	$—	$(323)	$323	(100.0)%
Equity in income of joint ventures	$1,829	$1,817	$12	0.7%
Income tax expense	$(388)	$(471)	$83	17.6%
The $0.3 million loss on early retirement of debt during the three months ended March 31, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss on early retirement of debt primarily includes the applicable unamortized loan costs related to this notes payable.
Equity in income of joint ventures was relatively flat for the three months ended March 31, 2018, as compared to the same period in 2017. There was a slight increase in equity in income, primarily due to an increase in earnings resulting from higher rental revenues from the operating properties owned by the Funds, which was partially offset by higher interest expense recognized by three operating properties owned by the Funds which refinanced existing variable construction loans into permanent financing arrangements at higher rates. The slight increase was also partially offset by a decrease in earnings resulting from higher salaries, utilities and property taxes from the operating properties owned by the Funds.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Funds from operations
Net income attributable to common shareholders	$39,395	$34,861
Real estate depreciation and amortization	68,595	62,153
Adjustments for unconsolidated joint ventures	2,247	2,213
Income allocated to non-controlling interests	1,130	1,128
Funds from operations	$111,367	$100,355

Less: recurring capitalized expenditures	(9,999)	(9,694)
Adjusted funds from operations	$101,368	$90,661

Weighted average shares – basic	95,067	89,925
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	174	218
Common units	1,883	1,886
Weighted average shares – diluted	97,124	92,029

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.4 and 5.3 times for the three months ended March 31, 2018 and 2017, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 80.6% and 79.8% of our properties were unencumbered at March 31, 2018 and 2017, respectively. Our weighted average maturity of debt was approximately 4.0 years at March 31, 2018.

We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2018 including:

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

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2018 and 2017:

Net cash from operating activities was approximately $87.2 million during the three months ended March 31, 2018 as compared to approximately $73.0 million for the same period in 2017. The increase was primarily due to growth attributable to our same store, non-same store, and development and lease-up communities, partially offset by a decrease relating to the disposition of one operating property during the fourth quarter of 2017. See further discussions of our 2018 operations as compared to 2017 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2018 totaled approximately $275.6 million as compared to net cash from investing activities of approximately $34.8 million for the same period in 2017. Cash outflows during the three months ended March 31, 2018, primarily related to the acquisition of two operating properties located in St. Petersburg and Orlando, Florida for approximately $201.9 million and the cash outflows for property development and capital improvements of approximately $71.8 million. During the three months ended March 31, 2017, we had cash inflows of approximately $100.0 million from the maturity of a short-term investment, partially offset by cash outflows for property development and capital improvements of approximately $62.8 million. The increase in property development and capital improvements for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the timing and completion of four consolidated operating properties during 2017 and the three months ended March 31, 2018, and the completion of repositions at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2018 and 2017, included the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Expenditures for new development, including land	$40.8	$38.3
Capitalized interest, real estate taxes, and other capitalized indirect costs	6.4	6.7
Redevelopment expenditures	3.2	—
Reposition expenditures	9.8	6.0
Capital expenditures	11.6	11.8
Total	$71.8	$62.8
Net cash used in financing activities totaled approximately $73.0 million for the three months ended March 31, 2018 as compared to approximately $99.9 million during the same period in 2017. Cash outflows during the three months ended March 31, 2018, primarily related to approximately $72.9 million used for the distributions to common shareholders and non-controlling interest holders, as compared to approximately $69.2 million during the same period in 2017. Cash outflows for the three months ended March 31, 2017 are also related to the repayment of our tax-exempt secured notes payable of approximately $30.7 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2018, we had no balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $13.1 million, leaving approximately $586.9 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2018. The interest rate is based on LIBOR plus 0.95%. At March 31, 2018, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants; our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2018, we had approximately 92.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three months ended March 31, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe payments of debt in 2018 are manageable at approximately $174.1 million, which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $0.9 million. See Note 8, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of six consolidated projects to be approximately $228.7 million. Of this amount, we expect to incur costs between approximately $120 million and $140 million during the remainder of 2018 and to incur the remaining costs during 2019 and 2020. Additionally, we expect to incur costs between approximately $55 million and $65 million related to the start of new development activities, approximately $31 million and $35 million of repositions and revenue enhancing expenditures, approximately $25 million to $29 million of additional redevelopment expenditures and approximately $55 million to $59 million of additional recurring capital expenditures during the remainder of 2018.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2018, our Board of Trust Managers declared a quarterly dividend of $0.77 per common share to our common shareholders of record as of March 30, 2018. The quarterly dividend was subsequently paid on April 17, 2018, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2018, our annualized dividend rate would be $3.08 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2018, our unconsolidated joint ventures had outstanding debt of approximately $513.4 million, of which our proportionate share was approximately $160.7 million. As of March 31, 2018, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the three months ended March 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of our equity securities for the three months ended March 31, 2018:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

Month ended January 31, 2018	—	$—	—	$269,768,097
Month ended February 28, 2018	—	—	—	269,768,097
Month ended March 31, 2018	3,222	78.72	3,222	269,508,383
Total	3,222	$78.72	3,222
(1) In January 2008, our Board of Trust Managers approved an increase of the April 2007 repurchase plan to allow for the repurchase of up to $500.0 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 4, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 4, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 4, 2018
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 4, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 4, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.