Form 10-Q
period 2018-06-30
CAMDEN PROPERTY TRUST
filed 2018-08-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 27, 2018, 92,804,091 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2018	December 31, 2017
Assets
Real estate assets, at cost
Land	$1,066,077	$1,021,031
Buildings and improvements	6,620,169	6,269,481
	$7,686,246	$7,290,512
Accumulated depreciation	(2,255,737)	(2,118,839)
Net operating real estate assets	$5,430,509	$5,171,673
Properties under development, including land	373,350	377,231
Investments in joint ventures	26,205	27,237
Total real estate assets	$5,830,064	$5,576,141
Accounts receivable – affiliates	23,473	24,038
Other assets, net	204,717	195,764
Cash and cash equivalents	64,071	368,492
Restricted cash	9,581	9,313
Total assets	$6,131,906	$6,173,748
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,339,659	$1,338,628
Secured	865,629	865,970
Accounts payable and accrued expenses	127,777	128,313
Accrued real estate taxes	52,461	51,383
Distributions payable	75,071	72,943
Other liabilities	156,767	154,567
Total liabilities	$2,617,364	$2,611,804
Commitments and contingencies (Note 12)
Non-qualified deferred compensation share awards	85,938	77,230
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 105,494 and 105,489 issued; 102,644 and 102,769 outstanding at June 30, 2018 and December 31, 2017, respectively	1,027	1,028
Additional paid-in capital	4,132,404	4,137,161
Distributions in excess of net income attributable to common shareholders	(436,575)	(368,703)
Treasury shares, at cost (9,839 and 10,073 common shares at June 30, 2018 and December 31, 2017, respectively)	(355,752)	(364,066)
Accumulated other comprehensive income (loss)	8,794	(57)
Total common equity	$3,349,898	$3,405,363
Non-controlling interests	78,706	79,351
Total equity	$3,428,604	$3,484,714
Total liabilities and equity	$6,131,906	$6,173,748
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Property revenues
Rental revenues	$208,634	$190,470	$412,139	$378,572
Other property revenues	28,499	32,900	55,677	64,319
Total property revenues	$237,133	$223,370	$467,816	$442,891
Property expenses
Property operating and maintenance	$54,735	$52,550	$108,651	$104,098
Real estate taxes	30,326	27,803	60,375	55,723
Total property expenses	$85,061	$80,353	$169,026	$159,821
Non-property income
Fee and asset management	$1,826	$1,942	$3,824	$3,690
Interest and other income	491	560	1,284	1,194
Income on deferred compensation plans	435	3,441	230	8,058
Total non-property income	$2,752	$5,943	$5,338	$12,942
Other expenses
Property management	$6,473	$6,554	$13,112	$13,581
Fee and asset management	1,088	961	2,053	1,845
General and administrative	12,272	12,451	24,495	25,319
Interest	20,607	21,966	40,981	44,922
Depreciation and amortization	75,569	65,033	145,793	128,767
Expense on deferred compensation plans	435	3,441	230	8,058
Total other expenses	$116,444	$110,406	$226,664	$222,492
Loss on early retirement of debt	—	—	—	(323)
Equity in income of joint ventures	1,872	1,785	3,701	3,602
Income from continuing operations before income taxes	$40,252	$40,339	$81,165	$76,799
Income tax expense	(380)	(25)	(768)	(496)
Net income	$39,872	$40,314	$80,397	$76,303
Less income allocated to non-controlling interests from continuing operations	(1,201)	(1,126)	(2,331)	(2,254)
Net income attributable to common shareholders	$38,671	$39,188	$78,066	$74,049
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per share – basic	$0.40	$0.43	$0.81	$0.82
Earnings per share – diluted	$0.40	$0.43	$0.81	$0.82
Distributions declared per common share	$0.77	$0.75	$1.54	$1.50
Weighted average number of common shares outstanding – basic	95,243	90,105	95,155	90,015
Weighted average number of common shares outstanding – diluted	95,337	91,041	95,289	90,995
Condensed Consolidated Statements of Comprehensive Income
Net income	$39,872	$40,314	$80,397	$76,303
Other comprehensive income
Unrealized gain on cash flow hedging activities	5,181	—	8,782	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	34	34	69	68
Comprehensive income	$45,087	$40,348	$89,248	$76,371
Less income allocated to non-controlling interests from continuing operations	(1,201)	(1,126)	(2,331)	(2,254)
Comprehensive income attributable to common shareholders	$43,886	$39,222	$86,917	$74,117
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			78,066			2,331	80,397
Other comprehensive income					8,851		8,851
Net share awards		4,899		8,302			13,201
Employee share purchase plan		392		265			657
Common share options exercised		41					41
Change in classification of deferred compensation plan		(10,635)					(10,635)
Change in redemption value of non-qualified share awards			976				976
Diversification of share awards within deferred compensation plan		637	314				951
Common shares repurchased				(253)			(253)
Conversion of operating partnership units		78				(78)	—
Cash distributions declared to equity holders			(147,228)			(2,898)	(150,126)
Other	(1)	(169)					(170)
Equity, June 30, 2018	$1,027	$4,132,404	$(436,575)	$(355,752)	$8,794	$78,706	$3,428,604

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
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$80,397	$76,303
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	145,793	128,767
Loss on early retirement of debt	—	323
Distributions of income from joint ventures	3,659	3,558
Equity in income of joint ventures	(3,701)	(3,602)
Share-based compensation	8,206	8,895
Net change in operating accounts and other	(3,071)	(10,797)
Net cash from operating activities	$231,283	$203,447
Cash flows from investing activities
Development and capital improvements	$(177,546)	$(148,028)
Acquisition of operating properties	(201,899)	(58,267)
Maturities of short-term investments	—	100,000
Increase in non-real estate assets	(8,591)	(2,449)
Other	798	(304)
Net cash from investing activities	$(387,238)	$(109,048)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$—	$187,000
Repayments on unsecured credit facility and other short-term borrowings	—	(87,000)
Repayment of notes payable	(713)	(278,305)
Distributions to common shareholders and non-controlling interests	(147,959)	(138,487)
Other	474	1,197
Net cash from financing activities	$(148,198)	$(315,595)
Net decrease in cash, cash equivalents, and restricted cash	(304,153)	(221,196)
Cash, cash equivalents, and restricted cash, beginning of year	377,805	245,826
Cash, cash equivalents, and restricted cash, end of period	$73,652	$24,630
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	$64,071	$16,318
Restricted cash	9,581	8,312
Total cash, cash equivalents, and restricted cash, end of period	$73,652	$24,630
Supplemental information
Cash paid for interest, net of interest capitalized	$41,009	$46,875
Cash paid for income taxes	1,875	1,455
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$75,071	$69,347
Value of shares issued under benefit plans, net of cancellations	17,988	18,146
Accrual associated with construction and capital expenditures	25,726	17,805
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), is primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2018, we owned interests in, operated, or were developing 165 multifamily properties comprised of 56,194 apartment homes across the United States. Of the 165 properties, seven properties were under construction as of June 30, 2018, and will consist of a total of 2,013 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. At June 30, 2018, two of our consolidated operating partnerships are VIEs, of which we held between 92% and 94% of the outstanding common limited partnership units and the sole 1% general partnership interest of each consolidated operating partnership. As we are considered the primary beneficiary, we consolidate these operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2017 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from investing activities.
Acquisitions of Real Estate. Upon acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. We generally believe acquisitions of operating properties are asset acquisitions, which include the capitalization of transaction costs. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below market leases are included in other liabilities, net in our condensed consolidated balance sheets.
During the three and six months ended June 30, 2018, we recognized amortization expense of approximately $3.6 million and $5.5 million, respectively, related to in-place leases and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, related to net below market leases. We did not recognize any amortization expense related to in-place leases or below market leases for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, the weighted average amortization periods for in-place and net below market leases were approximately seven months and five months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three and six months ended June 30, 2018 or 2017.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $3.7 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and was approximately $7.4 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively. Capitalized real estate taxes were approximately $0.7 million for each of the three months ended June 30, 2018 and 2017, and were approximately $1.5 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
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
Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." Non-recurring fair value disclosures are not provided for impairments on assets disposed during the period because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of June 30, 2018 and December 31, 2017, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan to an unaffiliated third party. This note receivable matures on October 1, 2030. At both June 30, 2018 and December 31, 2017, the outstanding note receivable balance was approximately $18.8 million, and the interest rate was approximately 4.0% for each of the six months ended June 30, 2018 and 2017. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest and do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In February 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09 (described below), and it did not have any impact on our consolidated financial statements as there were no partial sales in the current or comparative period. We believe most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases. The new lease standard retains three distinct types of leases which are similar to existing guidance for lessors: operating, sales-type, and financing, and aligns many of the underlying lessor model principles with those in the new revenue standard. For lessees, the new lease standard retains two distinct types of leases, finance and operating; and (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting and (ii) eliminates most real estate specific lease provisions. We anticipate adopting ASU 2016-02 and all its related amendments as of January 1, 2019 and will adopt the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. We have identified our lease commitments and are finalizing our evaluation on our consolidated financial statements and on our internal accounting processes. Based on our initial assessments, substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and we do not believe the new leasing standard will have a material impact on rental revenues. Our lessee operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We do not believe our adoption of the new leasing standard will have a material increase in the right-of-use assets and lease liabilities on our consolidated balance sheets and do not believe there will be a material impact to our consolidated statements of income and comprehensive income. The ultimate impact, however, will depend on our lease portfolio as of the adoption date.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." ASU 2016-15 clarifies how eight specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle. We adopted ASU 2016-15 as of January 1, 2018 and it did not have any impact on our consolidated statements of cash flows upon adoption.
3. Revenues
On January 1, 2018, we adopted ASU 2014-09 and all related amendments in accordance with ASU 2014-09 and elected to apply the new revenue standard to those contracts which were not completed as of January 1, 2018. We also elected to omit disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the invoiced amount directly corresponds to the value transferred to the customer as provided for in the practical expedients. Our adoption of ASU 2014-09 and its related amendments did not have a material impact upon our consolidated financial statements as the majority of our revenues are derived from real estate lease contracts which are scoped out of ASU 2014-09.
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
Upon our adoption of ASU 2014-09, we are now presenting certain revenue items, historically included as a component of other property revenues, as rental revenues due to the nature and timing of revenue recognition for these items being more closely aligned to a lease. This new presentation has been applied prospectively as this reclassification will not have an impact upon total property revenues or the opening balance of retained earnings. Approximately $5.8 million and $11.4 million of rental revenue is related to this presentation for the three and six months ended June 30, 2018, respectively. Had ASU 2014-09 been effective as of January 1, 2017, we would have reclassified approximately $5.7 million and $11.0 million from other property revenues to rental revenue for the three and six months ended June 30, 2017, respectively.
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
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payment but have not received and liabilities for amounts incurred but not paid. For the three and six months ended June 30, 2018, these contract receivable and liability balances were immaterial.
4. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 2.2 million for each of the three and six months ended June 30, 2018 and approximately 1.5 million for each of the three and six months ended June 30, 2017. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$38,671	$39,188	$78,066	$74,049
Amount allocated to participating securities	(282)	(74)	(547)	(112)
Net income attributable to common shareholders – basic	$38,389	$39,114	$77,519	$73,937

Total earnings per common share – basic	$0.40	$0.43	$0.81	$0.82

Weighted average number of common shares outstanding – basic	95,243	90,105	95,155	90,015

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$38,389	$39,114	$77,519	$73,937
Income allocated to common units from continuing operations	—	302	—	575
Net income attributable to common shareholders – diluted	$38,389	$39,416	$77,519	$74,512

Total earnings per common share – diluted	$0.40	$0.43	$0.81	$0.82

Weighted average number of common shares outstanding – basic	95,243	90,105	95,155	90,015
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	94	131	134	175
Common units	—	805	—	805
Weighted average number of common shares outstanding – diluted	95,337	91,041	95,289	90,995
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
For the three and six months ended June 30, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
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
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In March 2018, we repurchased 3,222 common shares for approximately $0.3 million. There were no repurchases during the three months ended June 30, 2018. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million. There were no repurchases during the six months ended June 30, 2017.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2018, we had approximately 92.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

6. Acquisitions
Asset Acquisition of Operating Properties. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million. In June 2017, we acquired one operating property comprised of 250 apartment homes, located in Atlanta, Georgia, for approximately $58.3 million.
Acquisition of Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018. In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million.
7. Investments in Joint Ventures
As of June 30, 2018, our equity investments in unconsolidated joint ventures, which are accounted for utilizing the equity method of accounting, consisted of three investment funds (collectively the "Funds") with our ownership percentages ranging from 20.0% to 31.3%. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. One of the Funds, in which we have a 20.0% ownership interest, did not own any properties for any periods presented. We have a 31.3% ownership interest in each of the two other Funds. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2018	December 31, 2017
Total assets	$705.0	$715.9
Total third-party debt	512.6	514.5
Total equity	171.1	174.5

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total revenues	$31.7	$30.4	$62.8	$60.4
Net income	$3.9	$3.7	$7.6	$7.5
Equity in income (1)	$1.9	$1.8	$3.7	$3.6

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
The Funds have been funded in part with secured third-party debt and, as of June 30, 2018, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.4 million for each of the three months ended June 30, 2018 and 2017 and approximately $2.8 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively.

8. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2018	December 31, 2017
Senior unsecured notes (1)
4.78% Notes, due 2021	$248.9	$248.7
3.15% Notes, due 2022	347.0	346.6
5.07% Notes, due 2023	247.8	247.6
4.36% Notes, due 2024	248.6	248.5
3.68% Notes, due 2024	247.4	247.2
	$1,339.7	$1,338.6

Secured notes (1)
2.62% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	$865.6	$866.0

Total notes payable	$2,205.3	$2,204.6

Other floating rate debt included in secured notes (2.62%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $10.9 million and $12.3 million are included in senior unsecured and secured notes payable as of June 30, 2018 and December 31, 2017, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2018, we had no balances outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $12.6 million, leaving approximately $587.4 million available under our credit facility.
In May 2018, we extended the term on our $45.0 million unsecured short-term borrowing facility from May 2018 to May 2019. The interest rate is based on LIBOR plus 0.95%. At June 30, 2018, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We had outstanding floating rate debt of approximately $175.0 million and $275.0 million at June 30, 2018 and 2017, respectively, which included amounts borrowed under our unsecured credit facility and unsecured short-term borrowings. The weighted average interest rate on such debt was approximately 2.6% and 1.8% for the six months ended June 30, 2018 and 2017, respectively.

Our indebtedness had a weighted average maturity of approximately 3.8 years at June 30, 2018. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2018:

(in millions) (1)	Amount	Weighted Average Interest Rate
2018	$174.4	2.6%
2019	643.0	5.4
2020 (2)	(1.2)	—
2021	249.1	4.8
2022	349.3	3.2
Thereafter	790.7	4.4
Total	$2,205.3	4.4%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. In February 2018, we entered into two forward interest rate swap agreements with an aggregate notional amount of $200.0 million that become effective October 31, 2018 to hedge a portion of an anticipated future fixed rate debt issuance. At June 30, 2018, we had a total of five forward interest rate swaps with a total notional value of $400.0 million to hedge a portion of future fixed rate debt issuances. As of June 30, 2018, the amount we expect to be reclassified into earnings in the next 12 months as a decrease to interest expense is approximately $0.7 million. At June 30, 2017, we did not have any designated hedges outstanding. See Note 14, "Fair Value Measurements" for a further discussion of the fair value of our derivative financial instrument.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At June 30, 2018, we did not have any non-designated hedges outstanding. At June 30, 2017, we had one outstanding interest rate cap with a notional amount of $175.0 million which was not designated as a hedge of interest rate risk. The fair value changes for this derivative was not material.

The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at June 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	June 30, 2018 (1)		December 31, 2017		June 30, 2018 (1)		December 31, 2017
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$10.5	Other Assets	$2.2	Other Liabilities	$—	Other Liabilities	$0.5

(1)
The derivatives subject to master netting arrangements are presented on a gross basis on our condensed consolidated balance sheet as of June 30, 2018. We did not have any derivative contracts in a liability position as of June 30, 2018 and there were no derivative contracts in a master netting arrangement as of December 31, 2017.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended June 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	2018		2018
Interest Rate Swaps	$5.2	Interest expense	N/A
The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the six months ended June 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	2018		2018
Interest Rate Swaps	$8.8	Interest expense	N/A
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has an agreement with a derivative counterparty that contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. We did not have any derivative contracts in a liability position as of June 30, 2018.
10. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. Our Board of Trust Managers adopted in February 2018, and our shareholders approved on May 17, 2018, the Camden Property Trust 2018 Share Incentive Plan (the "2018 Share Plan") which supersedes our 2011 Share Incentive Plan (the "2011 Share Plan"). Under the 2018 Share Plan, we may issue up to a total of approximately 9.7 million common shares (the "Share Limit"). The Share Limit is comprised of 7.6 million new common shares, approximately 0.6 million common shares available for issuance under our 2011 Share Plan, as well as approximately 0.4 million common shares subject to restricted share and restricted share unit awards outstanding under the 2011 plan (subject to a 3.45 multiplier) and 0.1 million common shares subject to options granted under the 2011 Share Plan. The shares reserved for issuance under the 2011 Plan for these restricted share and option awards will become available for grant under the 2018 Share Plan if they are forfeited, terminated, cancelled or otherwise reacquired without being exercised or vested. Different types of awards are counted differently against the Share Limit, as follows:

•
Each share issued or to be issued in connection with a full value award, other than an option or share appreciation right which does not deliver the full value at grant of the underlying shares, will be counted against the Share Limit as 3.45 common shares; and

•	Options and share appreciation rights which do not deliver the full value at grant of the underlying shares will be counted against the Share Limit as one common share.
Excluding the 0.5 million common shares subject to 2011 Share Plan awards which may in the future become available under the 2018 Share Plan as discussed above, there were approximately 8.2 million common shares available under the 2018 Share Plan at June 30, 2018. This results in approximately 2.4 million shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 common share to full value award conversion ratio.
The other types of awards which may be granted under the 2018 Share Plan include, without limitation, share bonuses, restricted shares, performance shares, share units, restricted share units, deferred shares, phantom stock (which are contractual rights to receive common shares, or cash based on the fair market value of a common share), dividend equivalents (which represent the right to receive a payment based on the dividends paid on a common share over a stated period of time), similar rights to purchase or acquire shares, and cash awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The 2018 Share Plan will expire on February 15, 2028.
Options. Effective May 17, 2018, new options are exercisable subject to the terms and conditions of the 2018 Share Plan. Outstanding options granted prior to May 17, 2018 were awarded subject to the terms and conditions of the 2011 Share Plan. Stock options granted generally provide they become exercisable in increments ranging from 20% to 33.3% per year on each of the anniversaries of the date of grant, other than reload options which are vested at grant. Approximately 26 thousand and 39 thousand options were exercised during the six months ended June 30, 2018 and 2017, respectively. The total intrinsic value of options exercised was approximately $1.3 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was no unrecognized compensation cost related to unvested options, and all options outstanding were exercisable with a weighted average remaining life of approximately seven months.

The following table summarizes outstanding share options, all of which were exercisable, at June 30, 2018:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$75.17	15,388	$75.17
$78.55	9,994	78.55
$80.89 - $85.05	27,476	82.84
Total options	52,858	$79.79

(1)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2018 was $0.6 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $91.13 per share on June 30, 2018 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. In March 2018, we granted approximately 10 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the six months ended June 30, 2018 vested immediately and approximately $37 thousand was expensed on the reload date. As of June 30, 2018, no stock options remain outstanding with reload rights. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the six months ended June 30, 2018:

Six Months Ended June 30, 2018
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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2018 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. We utilize actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. At June 30, 2018, the unamortized value of previously issued unvested share awards was approximately $24.6 million, which is expected to be amortized over the next three years. The total fair value of shares vested during the six months ended June 30, 2018 and 2017 was approximately $23.9 million and $23.0 million, respectively.

Total compensation costs for option and share awards charged against income was approximately $4.3 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $8.8 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. Total capitalized compensation costs for option and share awards was approximately $0.8 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.6 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes activity under our share incentive plans for the six months ended June 30, 2018:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2017	68,978	$61.15	499,898	$75.80
Granted	9,994	78.55	230,353	82.73
Exercised/Vested	(26,114)	30.06	(315,789)	75.65
Forfeited	—	—	(13,478)	79.26
Total options and nonvested share awards outstanding at June 30, 2018	52,858	$79.79	400,984	$79.77

Employee Share Purchase Plan (“ESPP”). Our Board of Trust Managers adopted in February 2018, and our shareholders approved on May 17, 2018, the Camden Property Trust 2018 Employee Share Purchase Plan (the "2018 ESPP") which amends and restates our 1999 Employee Share Purchase Plan (the "1999 ESPP") effective with the offering period commencing in June 2018. Under the 2018 ESPP, we may issue up to a total of approximately 500,000 common shares. We have established the 2018 ESPP for all active employees and officers who have completed three months of continuous service. Participants may elect to purchase our common shares through payroll deductions and/or through semi-annual lump-sum contributions. At the end of each six-month offering period, each participant’s account balance is applied to acquire common shares at 85% of the market value, as defined, on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any calendar year.

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the six months ended June 30, 2018:

(in thousands)	Six Months Ended June 30, 2018
Temporary equity:
Balance at December 31, 2017	$77,230
Change in classification	10,635
Change in redemption value	(976)
Diversification of share awards	(951)
Balance at June 30, 2018	$85,938
11. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Change in assets:
Other assets, net	$2,280	$(1,819)
Change in liabilities:
Accounts payable and accrued expenses	(10,409)	(15,453)
Accrued real estate taxes	922	(482)
Other liabilities	2,733	5,518
Other	1,403	1,439
Change in operating accounts and other	$(3,071)	$(10,797)

12. Commitments and Contingencies
Construction Contracts. As of June 30, 2018, we estimate the total additional cost to complete the seven consolidated projects currently under construction to be approximately $283.4 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2018, we had approximately $0.5 million in earnest money deposits of which $0.3 million is non-refundable for potential acquisitions of land in our condensed consolidated balance sheets.
Lease Commitments. At June 30, 2018, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $1.0 million for each of the three months ended June 30, 2018 and 2017, and was approximately $2.0 million for each of the six months ended June 30, 2018 and 2017, respectively. Minimum annual rental commitments for the remainder of 2018 are $1.5 million, and for the years ending December 31, 2019 through 2022 are approximately $2.8 million, $2.9 million, $2.9 million, and $2.7 million, respectively, and approximately $7.0 million in the aggregate thereafter.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 as income tax expense. Income taxes for the three and six months ended June 30, 2018 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2018.
14. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2018				December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$120.6	$—	$—	$120.6	$120.3	$—	$—	$120.3
Derivative financial instruments - forward interest rate swap	—	10.5	—	10.5	—	2.2	—	2.2
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$—	$—	$—	$—	$0.5	$—	$0.5

(1)
Approximately $3.3 million and $4.2 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. Approximately $1.0 million and $23.2 million of participant restricted share units in the compensation plan were diversified into deferred compensation plan investments during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed two asset acquisitions of operating properties during the six months ended June 30, 2018 and one asset acquisition of an operating property during the six months ended June 30, 2017. We recorded the real estate assets and identifiable net below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 6, "Acquisitions," for a further discussion about these acquisitions.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2018 and December 31, 2017, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2018		December 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,030.3	$2,051.5	$2,029.6	$2,106.5
Floating rate notes payable	175.0	174.6	175.0	173.7

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

Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of June 30, 2018, we owned interests in, operated, or were developing 165 multifamily properties comprised of 56,194 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and six months ended June 30, 2018 reflect increases in same store revenues of 3.2% and 3.3% as compared to the same periods in 2017, respectively. These increases were primarily due to higher average rental rates and increased average occupancy, which we believe were primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates, all of which have resulted in higher rental rates. We believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2018 and the supply of new multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At June 30, 2018, we had seven projects under construction to be comprised of 2,013 apartment homes, with initial occupancy scheduled to occur within the next 24 months. As of June 30, 2018, we estimate the total additional cost to complete the construction of these seven projects is approximately $283.4 million.
Acquisitions
Operating properties. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida for approximately $126.9 million.
Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the future development of a community with 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 at-the-market ("ATM") share offering program, other unsecured borrowings or secured mortgages.
As of June 30, 2018, we had approximately $64.1 million in cash and cash equivalents and $632.4 million available under our $645.0 million unsecured credit facilities. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. We believe scheduled payments of debt in 2018 are manageable at approximately $174.4 million which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $0.6 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio

Our multifamily property portfolio is summarized as follows:

	June 30, 2018		December 31, 2017
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,497	18	6,040	17
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Austin, Texas	3,360	10	3,360	10
Orlando, Florida	3,295	9	2,962	8
Charlotte, North Carolina	3,076	13	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,378	6
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	54,181	158	53,033	155
Properties Under Construction
Houston, Texas	586	2	586	2
Phoenix, Arizona	441	1	441	1
Washington, D.C. Metro	365	1	822	2
Orlando, Florida	360	1	—	—
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	28	1	28	1
Total Properties Under Construction	2,013	7	2,110	7
Total Properties	56,194	165	55,143	162
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	48,911	143	47,860	140

(1)	Refer to Note 7, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended June 30, 2018.
Completed Construction in Lease-Up
At June 30, 2018, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/31/2018	Date of Construction Completion	Estimated Date of Stabilization
Camden NoMa II
Washington, DC	405	$107.9	86%	2Q17	2Q19
Camden Shady Grove
Rockville, MD	457	113.7	80%	1Q18	3Q19
Total	862	$221.6
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2018 included approximately $373.4 million related to properties under development and land. Of this amount, approximately $242.9 million related to our projects currently under construction. In addition, we had approximately $119.4 million invested primarily in land held for future development related to projects we expect to begin constructing during the next two years and approximately $11.1 million invested in land which we may develop in the future.
Communities Under Construction. At June 30, 2018, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden McGowen Station (1)
Houston, TX	315	$90.0	$86.0	$46.6	3Q18	4Q19
Camden North End I (2)
Phoenix, AZ	441	105.0	80.7	47.3	2Q19	2Q20
Camden Washingtonian (3)
Gaithersburg, MD	365	90.0	81.8	47.9	1Q19	4Q19
Camden Grandview II
Charlotte, NC	28	21.0	16.3	16.3	4Q18	2Q19
Camden RiNo
Denver, CO	233	75.0	32.2	32.2	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	32.6	32.6	3Q20	1Q21
Camden Lake Eola
Orlando, FL	360	120.0	20.0	20.0	3Q20	3Q21
Total	2,013	$633.0	$349.6	$242.9

(1)	Property in lease-up was 30% leased at July 31, 2018.

(2)	Property in lease-up was 27% leased at July 31, 2018.

(3)	Property in lease-up was 32% leased at July 31, 2018.

Development Pipeline Communities. At June 30, 2018, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Buckhead
Atlanta, GA	365	$160.0	$19.0
Camden Atlantic
Plantation, FL	269	90.0	16.2
Camden Arts District
Los Angeles, CA	354	150.0	20.3
Camden Hillcrest
San Diego, CA	125	75.0	26.0
Camden North End II
Phoenix, AZ	326	73.0	13.2
Camden Paces III
Atlanta, GA	350	100.0	14.3
Camden Downtown II
Houston, TX	271	145.0	10.4
Total	2,060	$793.0	$119.4

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Land Holdings. At June 30, 2018, we had the following investment in land:

($ in millions) Location	Acres	Cost to Date
Phoenix, AZ	14.0	$11.1
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average monthly property revenue per apartment home	$1,693	$1,617	$1,676	$1,609
Annualized total property expenses per apartment home	$7,289	$6,979	$7,267	$6,967
Weighted average number of operating apartment homes owned 100%	46,682	46,053	46,518	45,882
Weighted average occupancy of operating apartment homes owned 100%	95.7%	95.3%	95.5%	95.0%
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

Reconciliations of net income to NOI for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$39,872	$40,314	$80,397	$76,303
Less: Fee and asset management income	(1,826)	(1,942)	(3,824)	(3,690)
Less: Interest and other income	(491)	(560)	(1,284)	(1,194)
Less: Income on deferred compensation plans	(435)	(3,441)	(230)	(8,058)
Plus: Property management expense	6,473	6,554	13,112	13,581
Plus: Fee and asset management expense	1,088	961	2,053	1,845
Plus: General and administrative expense	12,272	12,451	24,495	25,319
Plus: Interest expense	20,607	21,966	40,981	44,922
Plus: Depreciation and amortization expense	75,569	65,033	145,793	128,767
Plus: Expense on deferred compensation plans	435	3,441	230	8,058
Plus: Loss on early retirement of debt	—	—	—	323
Less: Equity in income of joint ventures	(1,872)	(1,785)	(3,701)	(3,602)
Plus: Income tax expense	380	25	768	496
Net operating income	$152,072	$143,017	$298,790	$283,070

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2018 as compared to the same periods in 2017:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2018	2018	2017	$	%	2018	2017	$	%
Property revenues:
Same store communities	41,968	$205,086	$198,690	$6,396	3.2%	$406,561	$393,734	$12,827	3.3%
Non-same store communities	4,068	25,453	19,340	6,113	31.6	49,006	37,371	11,635	31.1
Development and lease-up communities	2,875	4,479	806	3,673	*	7,967	906	7,061	*
Dispositions/other	—	2,115	4,534	(2,419)	(53.4)	4,282	10,880	(6,598)	(60.6)
Total property revenues	48,911	$237,133	$223,370	$13,763	6.2%	$467,816	$442,891	$24,925	5.6%
Property expenses:
Same store communities	41,968	$73,357	$70,987	$2,370	3.3%	$146,228	$142,350	$3,878	2.7%
Non-same store communities	4,068	9,309	6,953	2,356	33.9	18,197	13,560	4,637	34.2
Development and lease-up communities	2,875	1,621	417	1,204	*	3,061	475	2,586	*
Dispositions/other	—	774	1,996	(1,222)	(61.2)	1,540	3,436	(1,896)	(55.2)
Total property expenses	48,911	$85,061	$80,353	$4,708	5.9%	$169,026	$159,821	$9,205	5.8%
Property NOI:
Same store communities	41,968	$131,729	$127,703	$4,026	3.2%	$260,333	$251,384	$8,949	3.6%
Non-same store communities	4,068	16,144	12,387	3,757	30.3	30,809	23,811	6,998	29.4
Development and lease-up communities	2,875	2,858	389	2,469	*	4,906	431	4,475	*
Dispositions/other	—	1,341	2,538	(1,197)	(47.2)	2,742	7,444	(4,702)	(63.2)
Total property NOI	48,911	$152,072	$143,017	$9,055	6.3%	$298,790	$283,070	$15,720	5.6%
*    Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2017, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2017, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2017, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $4.0 million and $8.9 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. These increases were due to increases of approximately $6.4 million and $12.8 million in same store property revenues for the three and six months ended June 30, 2018, respectively, partially offset by increases of approximately $2.4 million and $3.9 million in same store property expenses for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases in same store property revenues were primarily due to a $4.4 million and an $8.5 million increase in average rental rates for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, and a $0.6 million and a $1.7 million increase in average occupancy from our same store portfolio for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increases in same store property revenues were also due to increases in income from our bulk Internet rebilling program during the three and six months ended June 30, 2018, as compared to the same periods in 2017.
The $2.4 million increase in same store property expenses during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase of approximately $1.2 million in real estate taxes as a result of increased property valuations at a number of our communities, higher salary expenses of approximately $0.7 million, and increased costs of approximately $0.2 million associated with higher utility expenses incurred. The $3.9 million increase in same store property expenses during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase of approximately $1.9 million in real estate taxes as a result of increased property valuations at a number of our communities, higher salary expenses of approximately $1.6 million, and increased costs of approximately $0.7 million associated with higher utility expenses incurred. The increase for the six months ended June 30, 2018 was partially offset by an approximate $0.8 million decrease related to lower repair and maintenance costs as compared to the same period in 2017.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $6.2 million and $11.5 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were due to increases of approximately $9.8 million and $18.7 million in revenues, partially offset by increases of approximately $3.6 million and $7.2 million in expenses for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of one operating property during 2017 and two operating properties during the six months ended June 30, 2018, and four operating properties reaching stabilization during 2017 and the six months ended June 30, 2018. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of two properties during 2017 and the six months ended June 30, 2018, and the partial lease-up of three properties which were under construction at June 30, 2018.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the three months ended June 30, 2018 as compared to 2017	For the six months ended June 30, 2018 as compared to 2017
(in millions)
Property Revenues:
Revenues from acquisitions	$5.0	$9.0
Revenues from non-same store stabilized properties	1.3	3.1
Revenues from development and lease-up properties	3.7	7.1
Other	(0.2)	(0.5)
	$9.8	$18.7
Property Expenses:
Expenses from acquisitions	$2.1	$3.7
Expenses from non-same store stabilized properties	0.3	0.8
Expenses from development and lease-up properties	1.2	2.6
Other	—	0.1
	$3.6	$7.2
Property NOI:
NOI from acquisitions	$2.9	$5.3
NOI from non-same store stabilized properties	1.0	2.3
NOI from development and lease-up properties	2.5	4.5
Other	(0.2)	(0.6)
	$6.2	$11.5
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $1.2 million and $4.7 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily due to the disposition of one operating property during the fourth quarter of 2017.

Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Fee and asset management	$1,826	$1,942	$(116)	(6.0)%	$3,824	$3,690	$134	3.6%
Interest and other income	491	560	(69)	(12.3)	1,284	1,194	90	7.5
Income on deferred compensation plans	435	3,441	(3,006)	(87.4)	230	8,058	(7,828)	(97.1)
Total non-property income	$2,752	$5,943	$(3,191)	(53.7)%	$5,338	$12,942	$(7,604)	(58.8)%
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third party construction projects, decreased approximately $0.1 million for the three months ended June 30, 2018, and increased approximately $0.1 million for the six months ended June 30, 2018, as compared to the same periods in 2017. The decrease for the three months ended June 30, 2018 was primarily due to a decrease in third-party construction activity partially offset by an increase in property revenues by the operating properties of the Funds, which resulted in higher property management fees. The increase for the six months ended June 30, 2018 was due to an increase in property revenues by the operating properties of the Funds, as compared to the same period in 2017.
Our deferred compensation plans recognized income of approximately $0.4 million and $3.4 million during the three months ended June 30, 2018 and 2017, respectively and income of approximately $0.2 million and $8.1 million during the six months ended June 30, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Property management	$6,473	$6,554	$(81)	(1.2)%	$13,112	$13,581	$(469)	(3.5)%
Fee and asset management	1,088	961	127	13.2	2,053	1,845	208	11.3
General and administrative	12,272	12,451	(179)	(1.4)	24,495	25,319	(824)	(3.3)
Interest	20,607	21,966	(1,359)	(6.2)	40,981	44,922	(3,941)	(8.8)
Depreciation and amortization	75,569	65,033	10,536	16.2	145,793	128,767	17,026	13.2
Expense on deferred compensation plans	435	3,441	(3,006)	(87.4)	230	8,058	(7,828)	(97.1)
Total other expenses	$116,444	$110,406	$6,038	5.5%	$226,664	$222,492	$4,172	1.9%
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily related to lower consulting and other discretionary costs. Property management expenses were 2.7% and 2.9% of total property revenues for the three months ended June 30, 2018 and 2017, respectively, and were 2.8% and 3.1% of total property revenues for the six months ended June 30, 2018 and 2017, respectively.
Fee and asset management expense, which represents expenses related to property management of our joint venture and fees from third-party construction projects, increased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to higher salaries and expenses incurred in managing our joint ventures.
General and administrative expense decreased approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily due to lower professional fees and other discretionary costs. The decrease for the six months ended June 30, 2018 was partially offset by higher salary and benefit costs. General and administrative expenses were 5.1% and 5.5% of total revenues, excluding income on deferred compensation plans, for the three months ended June 30, 2018 and 2017, respectively, and were 5.2% and 5.7% of total revenues, excluding income on deferred compensation plans, for the six months ended June 30, 2018 and 2017, respectively.
Interest expense for the three and six months ended June 30, 2018 decreased approximately $1.4 million and $3.9 million, respectively, as compared to the same periods in 2017. These decreases were primarily due to the repayment of $246.8 million, 5.83% senior unsecured notes payable in May 2017. These decreases were partially offset by lower capitalized interest during the three and six months ended June 30, 2018 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our variable rate debt due to higher weighted average interest rates during the three and six months ended June 30, 2018 as compared to the same periods in 2017.
Depreciation and amortization expense increased approximately $10.5 million and $17.0 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to the acquisition of one operating property in 2017, two operating properties during the six months ended June 30, 2018, the completion of units in our development pipeline, and the completion of repositions and redevelopments during 2018 and 2017. These increases were partially offset by the disposition of one operating property during the fourth quarter of 2017.
Our deferred compensation plans incurred expenses of approximately $0.4 million and $3.4 million during the three months ended June 30, 2018 and 2017, respectively, and expenses of approximately $0.2 million and $8.1 million during the six months ended June 30, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Loss on early retirement of debt	$—	$—	$—	—%	$—	$(323)	$323	100.0%
Equity in income of joint ventures	$1,872	$1,785	$87	4.9%	$3,701	$3,602	$99	2.7%
Income tax expense	$(380)	$(25)	$(355)	*	$(768)	$(496)	$(272)	(54.8)%
*    Not a meaningful percentage.
The $0.3 million loss on early retirement of debt during the six months ended June 30, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss on early retirement of debt primarily includes the applicable unamortized loan costs related to this notes payable.
Equity in income of joint ventures increased approximately $0.1 million for each of the three and six months ended June 30, 2018, as compared to the same periods in 2017. These slight increases in equity in income were primarily due to increases in earnings resulting from the operating properties owned by the Funds.
Income tax expense increased approximately $0.4 million and $0.3 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to an approximate $0.5 million state income tax refund received during the three months ended June 30, 2017. Excluding the income tax refund received in 2017, income tax expense decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily due to lower income taxes related to our third-party construction activities in a taxable REIT subsidiary as a result of a reduction in the effective tax rate following the enactment of the 2017 Tax Act passed in December 2017.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Funds from operations
Net income attributable to common shareholders	$38,671	$39,188	$78,066	$74,049
Real estate depreciation and amortization	73,980	63,450	142,575	125,603
Adjustments for unconsolidated joint ventures	2,257	2,214	4,504	4,427
Income allocated to non-controlling interests	1,201	1,126	2,331	2,254
Funds from operations	$116,109	$105,978	$227,476	$206,333

Less: recurring capitalized expenditures	(19,190)	(16,775)	(29,189)	(26,469)
Adjusted funds from operations	$96,919	$89,203	$198,287	$179,864

Weighted average shares – basic	95,243	90,105	95,155	90,015
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	94	131	134	175
Common units	1,883	1,883	1,883	1,884
Weighted average shares – diluted	97,220	92,119	97,172	92,074

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.5 and 5.7 times for the three months ended June 30, 2018 and 2017, respectively, and 6.4 and 5.5 times for the six months ended June 30, 2018 and 2017, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 80.8% and 80.1% of our properties were unencumbered at June 30, 2018 and 2017, respectively. Our weighted average maturity of debt was approximately 3.8 years at June 30, 2018.
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

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2018 and 2017:

Net cash from operating activities was approximately $231.3 million during the six months ended June 30, 2018 as compared to approximately $203.4 million for the same period in 2017. The increase was primarily due to growth attributable to our same store, non-same store, and development and lease-up communities, partially offset by a decrease relating to the disposition of one operating property during the fourth quarter of 2017. See further discussions of our 2018 operations as compared to 2017 in "Results of Operations."

Net cash used in investing activities during the six months ended June 30, 2018 totaled approximately $387.2 million as compared to $109.0 million during the same period in 2017. Cash outflows during the six months ended June 30, 2018, primarily related to the acquisition of two operating properties located in St. Petersburg and Orlando, Florida for approximately $201.9 million and the cash outflows for property development and capital improvements of approximately $177.5 million. Cash outflows during the six months ended June 30, 2017 primarily related to cash outflows for property development and capital improvements of approximately $148.0 million and the acquisition of one operating property located in Atlanta, Georgia for approximately $58.3 million. These outflows during 2017 were partially offset by cash inflows of $100.0 million from the maturity of a short-term investment. The increase in property development and capital improvements for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the timing and completion of four consolidated operating properties during 2017 and the six months ended June 30, 2018, and the completion of repositions and redevelopments at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2018 and 2017, included the following:

	Six Months Ended June 30,
(in millions)	2018	2017
Expenditures for new development, including land	$101.2	$92.3
Capitalized interest, real estate taxes, and other capitalized indirect costs	13.4	13.0
Redevelopment expenditures	8.1	0.1
Reposition expenditures	19.0	13.1
Capital expenditures	35.8	29.5
Total	$177.5	$148.0
Net cash used in financing activities totaled approximately $148.2 million for the six months ended June 30, 2018 as compared to approximately $315.6 million during the same period in 2017. Cash outflows during the six months ended June 30, 2018, primarily related to approximately $148.0 million used for the distributions to common shareholders and non-controlling interest holders, as compared to approximately $138.5 million during the same period in 2017. Cash outflows for the three months ended June 30, 2017 are also related to the repayment of our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured notes payable of approximately $30.7 million. These cash outflows during 2017 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $100.0 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2018, we had no balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $12.6 million, leaving approximately $587.4 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2019. The interest rate is based on LIBOR plus 0.95%. At June 30, 2018, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2018, we had approximately 92.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three and six months ended June 30, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and BBB+ with positive outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe payments of debt in 2018 are manageable at approximately $174.4 million, which represents approximately 7.9% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $0.6 million. See Note 8, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of seven consolidated projects to be approximately $283.4 million. Of this amount, we expect to incur costs between approximately $80 million and $100 million during the remainder of 2018 and to incur the remaining costs during 2019 and 2020. Additionally, during the remainder of 2018, we expect to incur costs between approximately $20 million and $30 million related to the start of new development activities, approximately $27 million and $31 million of repositions and revenue enhancing expenditures, approximately $18 million to $22 million of additional redevelopment expenditures and approximately $36 million to $40 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2018, our Board of Trust Managers declared a quarterly dividend of $0.77 per common share to our common shareholders of record as of June 29, 2018. The quarterly dividend was subsequently paid on July 17, 2018, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2018, our annualized dividend rate would be $3.08 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2018, our unconsolidated joint ventures had outstanding debt of approximately $512.6 million, of which our proportionate share was approximately $160.4 million. As of June 30, 2018, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the six months ended June 30, 2018.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our equity securities for the three months ended June 30, 2018:

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

10.1	Camden Property Trust 2018 Share Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed by Camden Property Trust on May 17, 2018 (File No. 1-12110).)

10.2	Camden Property Trust 2018 Employee Share Purchase Plan (Incorporated herein by reference to Exhibit 99.2 to Form 8-K filed by Camden Property Trust on May 17, 2018 (File No. 1-12110).)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	August 3, 2018
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

10.1	Camden Property Trust 2018 Share Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed by Camden Property Trust on May 17, 2018 (File No. 1-12110).)

10.2	Camden Property Trust 2018 Employee Share Purchase Plan (Incorporated herein by reference to Exhibit 99.2 to Form 8-K filed by Camden Property Trust on May 17, 2018 (File No. 1-12110).)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 3, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 3, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.