Form 10-Q
period 2018-09-30
CAMDEN PROPERTY TRUST
filed 2018-10-26
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 19, 2018, 93,135,222 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Assets
Real estate assets, at cost
Land	$1,088,293	$1,021,031
Buildings and improvements	6,828,068	6,269,481
	$7,916,361	$7,290,512
Accumulated depreciation	(2,328,092)	(2,118,839)
Net operating real estate assets	$5,588,269	$5,171,673
Properties under development, including land	315,904	377,231
Investments in joint ventures	24,664	27,237
Total real estate assets	$5,928,837	$5,576,141
Accounts receivable – affiliates	22,605	24,038
Other assets, net	228,468	195,764
Cash and cash equivalents	8,529	368,492
Restricted cash	10,061	9,313
Total assets	$6,198,500	$6,173,748
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,394,178	$1,338,628
Secured	865,431	865,970
Accounts payable and accrued expenses	140,046	128,313
Accrued real estate taxes	70,174	51,383
Distributions payable	74,976	72,943
Other liabilities	178,898	154,567
Total liabilities	$2,723,703	$2,611,804
Commitments and contingencies (Note 12)
Non-qualified deferred compensation share awards	60,874	77,230
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 105,494 and 105,489 issued; 102,977 and 102,769 outstanding at September 30, 2018 and December 31, 2017, respectively	1,030	1,028
Additional paid-in capital	4,147,278	4,137,161
Distributions in excess of net income attributable to common shareholders	(466,512)	(368,703)
Treasury shares, at cost (9,841 and 10,073 common shares at September 30, 2018 and December 31, 2017, respectively)	(355,825)	(364,066)
Accumulated other comprehensive income (loss)	14,031	(57)
Total common equity	$3,340,002	$3,405,363
Non-controlling interests	73,921	79,351
Total equity	$3,413,923	$3,484,714
Total liabilities and equity	$6,198,500	$6,173,748
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Property revenues
Rental revenues	$212,984	$194,690	$625,123	$573,262
Other property revenues	28,786	33,488	84,463	97,807
Total property revenues	$241,770	$228,178	$709,586	$671,069
Property expenses
Property operating and maintenance	$56,973	$60,090	$165,624	$164,188
Real estate taxes	30,860	28,193	91,235	83,916
Total property expenses	$87,833	$88,283	$256,859	$248,104
Non-property income
Fee and asset management	$1,827	$2,116	$5,651	$5,806
Interest and other income	385	385	1,669	1,579
Income on deferred compensation plans	3,539	3,648	3,769	11,706
Total non-property income	$5,751	$6,149	$11,089	$19,091
Other expenses
Property management	$6,303	$6,201	$19,415	$19,782
Fee and asset management	1,140	973	3,193	2,818
General and administrative	12,618	12,266	37,113	37,585
Interest	21,235	21,210	62,216	66,132
Depreciation and amortization	76,476	67,014	222,269	195,781
Expense on deferred compensation plans	3,539	3,648	3,769	11,706
Total other expenses	$121,311	$111,312	$347,975	$333,804
Loss on early retirement of debt	—	—	—	(323)
Equity in income of joint ventures	1,943	1,255	5,644	4,857
Income from continuing operations before income taxes	$40,320	$35,987	$121,485	$112,786
Income tax expense	(330)	(512)	(1,098)	(1,008)
Net income	$39,990	$35,475	$120,387	$111,778
Less income allocated to non-controlling interests from continuing operations	(1,124)	(1,091)	(3,455)	(3,345)
Net income attributable to common shareholders	$38,866	$34,384	$116,932	$108,433
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per share – basic	$0.41	$0.38	$1.22	$1.20
Earnings per share – diluted	$0.40	$0.38	$1.22	$1.20
Distributions declared per common share	$0.77	$0.75	$2.31	$2.25
Weighted average number of common shares outstanding – basic	95,257	91,011	95,190	90,351
Weighted average number of common shares outstanding – diluted	95,417	92,033	95,333	91,345
Condensed Consolidated Statements of Comprehensive Income
Net income	$39,990	$35,475	$120,387	$111,778
Other comprehensive income
Unrealized gain on cash flow hedging activities	5,202	1,754	13,984	1,754
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	35	34	104	102
Comprehensive income	$45,227	$37,263	$134,475	$113,634
Less income allocated to non-controlling interests from continuing operations	(1,124)	(1,091)	(3,455)	(3,345)
Comprehensive income attributable to common shareholders	$44,103	$36,172	$131,020	$110,289
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			116,932			3,455	120,387
Other comprehensive income					14,088		14,088
Net share awards		9,341		8,229			17,570
Employee share purchase plan		455		265			720
Common share options exercised		41					41
Change in classification of deferred compensation plan		(13,547)					(13,547)
Change in redemption value of non-qualified share awards			(2,048)				(2,048)
Diversification of share awards within deferred compensation plan		23,780	8,171				31,951
Common shares repurchased				(253)			(253)
Conversions/redemptions of operating partnership units		(9,781)				(4,634)	(14,415)
Cash distributions declared to equity holders			(220,864)			(4,251)	(225,115)
Other	2	(172)					(170)
Equity, September 30, 2018	$1,030	$4,147,278	$(466,512)	$(355,825)	$14,031	$73,921	$3,413,923

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
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$120,387	$111,778
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	222,269	195,781
Loss on early retirement of debt	—	323
Distributions of income from joint ventures	5,573	4,791
Equity in income of joint ventures	(5,644)	(4,857)
Share-based compensation	12,337	13,248
Net change in operating accounts and other	21,028	12,807
Net cash from operating activities	$375,950	$333,871
Cash flows from investing activities
Development and capital improvements, including land	$(272,340)	$(219,817)
Acquisition of operating properties	(290,005)	(58,267)
Proceeds from sale of land	11,296	—
Maturities of short-term investments	—	100,000
Increase in non-real estate assets	(12,436)	(2,799)
Decrease (increase) in note receivable	9,475	(1,047)
Other	2,219	1,900
Net cash from investing activities	$(551,791)	$(180,030)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$62,000	$465,000
Repayments on unsecured credit facility and other short-term borrowings	(8,000)	(465,000)
Repayment of notes payable	(1,072)	(278,649)
Distributions to common shareholders and non-controlling interests	(223,029)	(207,831)
Proceeds from issuance of common shares	—	445,038
Repurchase of common shares and redemption of units	(14,668)	—
Other	1,395	1,227
Net cash from financing activities	$(183,374)	$(40,215)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(359,215)	113,626
Cash, cash equivalents, and restricted cash, beginning of year	377,805	245,826
Cash, cash equivalents, and restricted cash, end of period	$18,590	$359,452
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	$8,529	$350,274
Restricted cash	10,061	9,178
Total cash, cash equivalents, and restricted cash, end of period	$18,590	$359,452
Supplemental information
Cash paid for interest, net of interest capitalized	$58,597	$64,455
Cash paid for income taxes	1,954	1,528
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$74,976	$72,962
Value of shares issued under benefit plans, net of cancellations	17,841	18,154
Accrual associated with construction and capital expenditures	26,207	17,505
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2018, we owned interests in, operated, or were developing 167 multifamily properties comprised of 56,858 apartment homes across the United States. Of the 167 properties, eight properties were under construction as of September 30, 2018, and will consist of a total of 2,378 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of September 30, 2018, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  We hold the sole 1% general partnership interest in each of these consolidated operating partnership VIEs.  During the three months ended September 30, 2018, certain unit holders of one of these consolidated operating partnerships redeemed their operating partnership units in exchange for cash consideration of approximately $14.4 million, and as of September 30, 2018, we held 95% of the outstanding common limited partnership units.  We held 92% of the outstanding common limited partnership units of the other consolidated operating partnership as of September 30, 2018.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2017 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our condensed consolidated cash flows from investing activities.
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
During the three months ended September 30, 2018 and September 30, 2017, we recognized amortization expense of approximately $2.4 million and $0.7 million, respectively, and during the nine months ended September 30, 2018 and September 30, 2017, we recognized approximately $8.0 million and $0.7 million, respectively, related to in-place leases. During the nine months ended September 30, 2018, we recognized approximately $0.2 million related to net below market leases. During the three and nine months ended September 30, 2018, the weighted average amortization periods for in-place and net below market leases were approximately seven months and five months, respectively. During the three and nine months ended September 30, 2017, the weighted average amortization period for in-place leases was six months.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three and nine months ended September 30, 2018 or 2017.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Capitalized interest was approximately $3.3 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively, and was approximately $10.8 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. Capitalized real estate taxes were approximately $0.4 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and were approximately $1.9 million for each of the nine months ended September 30, 2018 and 2017.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2018 and December 31, 2017, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. During the third quarter of 2018, we received payment of approximately $9.5 million in principal and approximately $0.5 million in interest on this note which matures on October 1, 2025. At September 30, 2018 and December 31, 2017, the outstanding note receivable balance was approximately $9.3 million and $18.8 million, respectively, and the interest rate was approximately 4.0% for each of the nine months ended September 30, 2018 and 2017. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest and do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies certain implementation costs relating to a cloud computing arrangement which is considered to be a service contract should be capitalized as if the arrangement was an internal-use software project. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to service contracts entered, renewed, or materially modified after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We expect to adopt ASU 2018-15 as of January 1, 2019, using the retrospective transition method and we do not expect our adoption to have a material impact on our consolidated financial statements.
In August 2018, FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements including (i) the removal of disclosures regarding amounts, reasons, and timing for transfers between Levels 1 and 2 as well as descriptions of valuation processes used for Level 3 measurements of the fair value hierarchy; (ii) modified disclosures for the timing of liquidation of investee assets; (iii) clarifies the narrative description of the measurement uncertainty of Level 3 fair value measurements at the reporting date does not need to include sensitivity of future changes; (iv) add disclosures related to changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements to also be included in the statement of comprehensive income; and (v) add disclosures for the range and weighted average of significant unobservable inputs. ASU 2018-13 is effective January 1, 2020 for the additional disclosures and early adoption of the removal and amended disclosures is allowed. We expect to adopt ASU 2018-13 as of January 1, 2020 and do not expect the adoption to have a material impact.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 prescribes a single, common revenue standard to replace most existing revenue recognition guidance in GAAP, including most industry-specific requirements. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Several ASUs intended to promote a more consistent interpretation and application of the principles outlined in the standard have been issued since the issuance of ASU 2014-09 which modify certain sections of the new revenue recognition standard. We adopted ASU 2014-09 and all related amendments effective January 1, 2018 using the modified retrospective with cumulative effect transition method. This method requires us to recognize the cumulative effect of initially applying the new revenue standard as an adjustment, if any, to the opening balance of retained earnings, which had no impact on our consolidated financial statements upon adoption. See Note 3, "Revenues," for additional disclosures required by the ASU.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases. The new lease standard retains three distinct types of leases which are similar to existing guidance for lessors: operating, sales-type, and financing, and aligns many of the underlying lessor model principles with those in the new revenue standard. For lessees, the new lease standard retains two distinct types of leases, finance and operating; and (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting and (ii) eliminates most real estate specific lease provisions. We will adopt ASU 2016-02 and its related amendments as of January 1, 2019 and will adopt the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. We have identified our lease commitments and are finalizing our evaluation on our consolidated financial statements and on our internal accounting processes. Based on our assessments, substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and we do not believe the new leasing standard will have a material impact on rental revenues. We are in the process of implementing changes to disclosures, policies, and internal controls in conjunction with our review of lease agreements. Our lessee operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We do not believe our adoption of the new leasing standard will have a material impact on our consolidated financial statements as the estimated increase of right-of-use assets and lease liabilities on our consolidated balance sheets is not expected to exceed $20 million. The ultimate impact, however, will depend on our lease portfolio as of the adoption date.

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
Upon our adoption of ASU 2014-09, we are now presenting certain revenue items, historically included as a component of other property revenues, as rental revenues due to the nature and timing of revenue recognition for these items being more closely aligned to a lease. This new presentation has been applied prospectively as this reclassification will not have an impact upon total property revenues or the opening balance of retained earnings. Approximately $5.5 million and $16.9 million of rental revenue is related to this presentation for the three and nine months ended September 30, 2018, respectively. Had ASU 2014-09 been effective as of January 1, 2017, we would have reclassified approximately $5.7 million and $16.7 million from other property revenues to rental revenue for the three and nine months ended September 30, 2017, respectively.
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
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payment but have not received and liabilities for amounts incurred but not paid. For the three and nine months ended September 30, 2018, these contract receivable and liability balances were immaterial.
4. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 2.1 million and 1.4 million for the three months ended September 30, 2018 and 2017, respectively, and were approximately 2.2 million and 1.5 million for the nine months ended September 30, 2018 and 2017, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per common share calculation – basic

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Income from continuing operations attributable to common shareholders	$38,866	$34,384	$116,932	$108,433
Amount allocated to participating securities	(284)	(21)	(831)	(133)
Net income attributable to common shareholders – basic	$38,582	$34,363	$116,101	$108,300

Total earnings per common share – basic	$0.41	$0.38	$1.22	$1.20

Weighted average number of common shares outstanding – basic	95,257	91,011	95,190	90,351

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$38,582	$34,363	$116,101	$108,300
Income allocated to common units from continuing operations	—	294	—	869
Net income attributable to common shareholders – diluted	$38,582	$34,657	$116,101	$109,169

Total earnings per common share – diluted	$0.40	$0.38	$1.22	$1.20

Weighted average number of common shares outstanding – basic	95,257	91,011	95,190	90,351
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	160	217	143	189
Common units	—	805	—	805
Weighted average number of common shares outstanding – diluted	95,417	92,033	95,333	91,345
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
For the three and nine months ended September 30, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
The following table presents activity under our 2017 ATM program for the three and nine months ended September 30, 2017.

Three and Nine Months Ended
(in thousands, except per share amounts)	September 30, 2017
Total net consideration	$2,513.6
Common shares sold	28.1
Average price per share	$90.44
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In March 2018, we repurchased 3,222 common shares for approximately $0.3 million. There were no repurchases during the three months ended September 30, 2018. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million. There were no repurchases during the nine months ended September 30, 2017.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2018, we had approximately 93.1 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
6. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. In September 2018, we acquired one operating property comprised of 299 apartment homes located in Orlando, Florida, for approximately $89.8 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million. In June 2017, we acquired one operating property comprised of 250 apartment homes, located in Atlanta, Georgia, for approximately $58.3 million.
Acquisition of Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018. In April 2017, we acquired approximately 8.2 acres of land in San Diego, California for $20.0 million.
Land Holding Dispositions. In September 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona for approximately $11.5 million.
7. Investments in Joint Ventures
As of September 30, 2018, our equity investments in unconsolidated joint ventures, which are accounted for utilizing the equity method of accounting, consisted of three investment funds (collectively the "Funds") with our ownership percentages ranging from 20.0% to 31.3%. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. One of the Funds, in which we have a 20.0% ownership interest, did not own any properties for any periods presented. We have a 31.3% ownership interest in each of the two other Funds. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	September 30, 2018	December 31, 2017
Total assets	$703.1	$715.9
Total third-party debt	511.7	514.5
Total equity	166.1	174.5

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Total revenues	$32.5	$30.8	$95.3	$91.2
Net income (1)	$4.0	$2.0	$11.6	$9.4
Equity in income (2) (3)	$1.9	$1.3	$5.6	$4.9

(1)	Net income for the three and nine months ended September 30, 2017 includes approximately $1.3 million of property expense relating to Hurricanes Harvey and Irma in the third quarter of 2017.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

(3)	Equity in income for the three and nine months ended September 30, 2017 includes our ownership interest of the hurricane related expenses of approximately $0.4 million.
The Funds have been funded in part with secured third-party debt and, as of September 30, 2018, we had no outstanding guarantees related to debt of the Funds.

We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.5 million and 1.4 million for the three months ended September 30, 2018 and 2017, respectively and approximately $4.3 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively.

8. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2018	December 31, 2017
Commercial banks
Unsecured credit facility	$30.0	$—
Unsecured short-term borrowings	24.0	—
	$54.0	$—

Senior unsecured notes (1)
4.78% Notes, due 2021	$249.0	$248.7
3.15% Notes, due 2022	347.1	346.6
5.07% Notes, due 2023	247.9	247.6
4.36% Notes, due 2024	248.7	248.5
3.68% Notes, due 2024	247.5	247.2
	$1,340.2	$1,338.6

Total unsecured notes payable	$1,394.2	$1,338.6

Secured notes (1)
2.86% – 5.77% Conventional Mortgage Notes, due 2018 – 2045	$865.4	$866.0

Total notes payable	$2,259.6	$2,204.6

Other floating rate debt included in secured notes (2.86%)	$175.0	$175.0

(1)
Unamortized debt discounts and debt issuance costs of $10.2 million and $12.3 million are included in senior unsecured and secured notes payable as of September 30, 2018 and December 31, 2017, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2018, we had approximately $30.0 million outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $559.9 million available under our credit facility.
In May 2018, we extended the term on our $45.0 million unsecured short-term borrowing facility from May 2018 to May 2019. The interest rate is based on LIBOR plus 0.95%. At September 30, 2018, we had $24.0 million outstanding on this unsecured short-term borrowing facility, leaving $21.0 million available under this facility.
We had outstanding floating rate debt of approximately $229.0 million and $175.0 million at September 30, 2018 and 2017, respectively, which included amounts borrowed under our unsecured credit facility and unsecured short-term borrowings. The weighted average interest rate on such debt was approximately 2.9% and 1.9% for the nine months ended September 30, 2018 and 2017, respectively.
Our indebtedness had a weighted average maturity of approximately 3.4 years at September 30, 2018. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2018:

(in millions) (1)	Amount	Weighted Average Interest Rate
2018 (2)	$379.7	4.4%
2019 (3)	462.0	5.1
2020 (4)	28.8	3.1
2021	249.1	4.8
2022	349.3	3.2
Thereafter	790.7	4.4
Total	$2,259.6	4.4%

(1)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

(2)	In October 2018, we repaid $175.0 million of variable rate secured conventional mortgage notes at maturity and $205.0 million outstanding fixed rate secured conventional mortgage notes.

(3)	Includes the $24.0 million unsecured short-term borrowings. In October 2018, we repaid the outstanding balance on our unsecured short-term borrowings. See below for a further discussion.

(4)
Includes all available extension options and the $30.0 million balance outstanding under our unsecured line of credit. Also in October 2018, we repaid the outstanding balance on our unsecured line of credit. See below for a further discussion.

In September 2018, we entered into a $100.0 million three-year unsecured floating-rate term loan with an unrelated third party, which was funded in October 2018. The interest rate on the term loan is based on LIBOR plus a margin which is subject to change as our credit ratings change. See Note 15, "Related Party Transactions" for a further discussion of this transaction.
In October 2018, we repaid at maturity our $175.0 million variable rate secured conventional mortgage notes and $205.0 million of outstanding fixed rate secured conventional mortgage notes which were scheduled to mature in 2018 from our unsecured line of credit, other short-term borrowings, and the $100.0 million term loan discussed above.
Also in October 2018, we issued $400.0 million aggregate principal amount of 4.100% senior unsecured notes due October 15, 2028 (the "2028 Notes") under our existing shelf registration statement. The 2028 Notes were offered to the public at 99.893% of their face amount with a stated rate of 4.100% and a yield to maturity of 4.113%. After giving effect to the settlement of the swap agreements as discussed below in Note 9, "Derivative Financial Instruments and Hedging Activities," and deducting the underwriting discounts and other estimated expenses of the offering, the effective annual interest rate on the 2028 Notes is approximately 3.74%. We received net proceeds of approximately $396.1 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2028 Notes is payable semi-annually on April 15 and October 15, beginning April 15, 2019. We may redeem the 2028 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2028 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2028 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2028 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2028 Notes to repay outstanding balances on our unsecured line of credit and other short-term borrowings (including amounts incurred to repay the $380.0 million secured unconventional mortgage notes) and the remainder for general corporate purposes.
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. In February 2018, we entered into two forward interest rate swap agreements with an aggregate notional amount of $200.0 million to hedge a future fixed rate debt issuance expected to occur in October 2018. At September 30, 2018, we had a total of five forward interest rate swaps with a total notional value of $400.0 million to hedge a portion of future fixed rate debt issuances. At September 30, 2017, we had one forward interest rate swap with a notional value of $100.0 million to hedge a portion of future fixed rate debt issuances. In connection with the 2028 Notes issued in October 2018, we settled all of the forward interest rate swaps resulting in a net cash receipt of approximately $15.9 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense as interest payments are made on the 2028 Notes. As of September 30, 2018, the amount we expect to be reclassified into earnings in the next 12 months as a decrease to interest expense is approximately $1.6 million. See Note 14, "Fair Value Measurements" for a further discussion of the fair value of our derivative financial instrument.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At September 30, 2018, we did not have any non-designated hedges outstanding. At September 30, 2017, we had one outstanding interest rate cap with a notional amount of $175.0 million which was not designated as a hedge of interest rate risk. The fair value changes for this derivative was not material.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at September 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	September 30, 2018 (1)		December 31, 2017		September 30, 2018 (1)		December 31, 2017
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$15.7	Other Assets	$2.2	Other Liabilities	$—	Other Liabilities	$0.5

(1)
The derivatives subject to master netting arrangements are presented on a gross basis on our condensed consolidated balance sheet as of September 30, 2018. We did not have any derivative contracts in a liability position as of September 30, 2018 and there were no derivative contracts in a master netting arrangement as of December 31, 2017.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended September 30, 2018:

(in millions)	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018
Interest Rate Swaps	$5.2	$1.8	Interest expense	N/A

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2018:

(in millions)	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018
Interest Rate Swaps	$14.0	$1.8	Interest expense	N/A
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has an agreement with a derivative counterparty that contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. We did not have any derivative contracts in a liability position as of September 30, 2018.
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
Excluding the 0.5 million common shares subject to 2011 Share Plan awards which may in the future become available under the 2018 Share Plan as discussed above, there were approximately 8.2 million common shares available under the 2018 Share Plan at September 30, 2018. This results in approximately 2.4 million shares which may be granted pursuant to full value awards based on the 3.45 to 1.0 common share to full value award conversion ratio.
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
Options. Effective May 17, 2018, new options are exercisable subject to the terms and conditions of the 2018 Share Plan. Outstanding options granted prior to May 17, 2018 were awarded subject to the terms and conditions of the 2011 Share Plan. Stock options granted generally provide they become exercisable in increments ranging from 20% to 33.3% per year on each of the anniversaries of the date of grant, other than reload options which are vested at grant date. Approximately 26 thousand and 39 thousand options were exercised during the nine months ended September 30, 2018 and 2017, respectively. The total intrinsic value of options exercised was approximately $1.3 million and $2.0 million during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was no unrecognized compensation cost related to unvested options, and all options outstanding were exercisable with a weighted average remaining life of approximately four months.

The following table summarizes outstanding share options, all of which were exercisable, at September 30, 2018:

	Options Outstanding and Exercisable (1)
Range of Exercise Prices	Number	Weighted Average Price
$75.17	15,388	$75.17
$78.55	9,994	78.55
$80.89 - $85.05	27,476	82.84
Total options	52,858	$79.79

(1)
The aggregate intrinsic value of options outstanding and exercisable at September 30, 2018 was $0.7 million. The aggregate intrinsic value was calculated as the excess, if any, between our closing share price of $93.57 per share on September 30, 2018 and the strike price of the underlying award.

Options Granted and Valuation Assumptions. In March 2018, we granted approximately 10 thousand reload options. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted have an exercise price equal to the fair market value of a common share on the date of grant and expire on the same date as the original options which were exercised. The reload options granted during the nine months ended September 30, 2018 vested immediately and approximately $37 thousand was expensed on the reload date. As of September 30, 2018, no stock options remain outstanding with reload rights. We estimate the fair values of each option award including reloads on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the reload options granted during the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Weighted average fair value of options granted	$4.11
Expected volatility	15.1%
Risk-free interest rate	2.0%
Expected dividend yield	3.3%
Expected life	1 year

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

Share Awards and Vesting. Share awards for employees generally have a vesting period of three to five years. The compensation cost for share awards is generally based on the market value of the shares on the date of grant and is amortized over the vesting period. In the event the holder of the share awards will reach both the retirement eligibility age of 65 years and the service requirements as defined in the 2018 Share Plan before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's retirement eligibility date. We utilize actual forfeitures rather than estimating forfeitures at the time share-based awards were granted. At September 30, 2018, the unamortized value of previously issued unvested share awards was approximately $20.1 million, which is expected to be amortized over the next two years. The total fair value of shares vested during the nine months ended September 30, 2018 and 2017 was approximately $24.0 million and $23.1 million, respectively.

Total compensation costs for option and share awards charged against income was approximately $4.4 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $13.2 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively. Total capitalized compensation costs for option and share awards was approximately $0.7 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.4 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes activity under our share incentive plans for the nine months ended September 30, 2018:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2017	68,978	$61.15	499,898	$75.80
Granted	9,994	78.55	231,332	82.77
Exercised/Vested	(26,114)	30.06	(316,668)	75.66
Forfeited	—	—	(16,452)	79.34
Total options and nonvested share awards outstanding at September 30, 2018	52,858	$79.79	398,110	$79.81

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

Non-Qualified Deferred Compensation Share Awards. Balances within temporary equity in our condensed consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who are permitted to diversify their shares into other equity securities subject to a six month holding period. The following table summarizes the eligible share award activity for the nine months ended September 30, 2018:

(in thousands)	Nine Months Ended September 30, 2018
Temporary equity:
Balance at December 31, 2017	$77,230
Change in classification	13,547
Change in redemption value	2,048
Diversification of share awards	(31,951)
Balance at September 30, 2018	$60,874
11. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Change in assets:
Other assets, net	$3,167	$(10,135)
Change in liabilities:
Accounts payable and accrued expenses	(1,111)	(1,356)
Accrued real estate taxes	17,726	20,986
Other liabilities	(837)	1,178
Other	2,083	2,134
Change in operating accounts and other	$21,028	$12,807

12. Commitments and Contingencies
Construction Contracts. As of September 30, 2018, we estimate the total additional cost to complete the eight consolidated projects currently under construction to be approximately $379.7 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2018, we had approximately $0.6 million in earnest money deposits of which $0.3 million was non-refundable for potential acquisitions of land in our condensed consolidated balance sheets.
Lease Commitments. At September 30, 2018, we had long-term leases covering certain land, office facilities, and equipment. Rental expense totaled approximately $0.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and was approximately $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. Minimum annual rental commitments for the remainder of 2018 are $0.8 million, and for the years ending December 31, 2019 through 2022 are approximately $2.8 million, $2.9 million, $2.9 million, and $2.7 million, respectively, and approximately $6.9 million in the aggregate thereafter.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 as income tax expense. Income taxes for the three and nine months ended September 30, 2018 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2018.
14. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2018				December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$146.4	$—	$—	$146.4	$120.3	$—	$—	$120.3
Derivative financial instruments - forward interest rate swap (2)	—	15.7	—	15.7	—	2.2	—	2.2
Other Liabilities
Derivative financial instruments - forward interest rate swaps (2)	$—	$—	$—	$—	$—	$0.5	$—	$0.5

(1)
Approximately $12.6 million and $4.2 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. Approximately $32.0 million and $23.2 million of participant restricted share units in the compensation plan were diversified into deferred compensation plan investments during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

(2)	In connection with the issuance of the 2028 Notes in October 2018, we settled all outstanding interest rate swaps resulting in a net cash receipt of approximately $15.9 million.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed three asset acquisitions of operating properties during the nine months ended September 30, 2018 and one asset acquisition of an operating property during the nine months ended September 30, 2017. We recorded the real estate assets and identifiable net below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 6, "Acquisitions," for a further discussion about these acquisitions.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2018 and December 31, 2017, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2018		December 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,030.6	$2,041.0	$2,029.6	$2,106.5
Floating rate notes payable (1)	229.0	229.0	175.0	173.7

(1)	Include balances outstanding under our line of credit and unsecured short-term borrowings at September 30, 2018.
15. Related Party Transactions
In September 2018, we entered into an agreement with certain holders of common units of limited partnership interest in one of our consolidated operating partnerships, Camden Summit Partnership, L.P. ("CSPLP"), which holders include two of our Trust Managers.  This agreement modifies the original terms of the Tax Protection Agreement dated February 28, 2005 which states the CSPLP must maintain a certain amount of secured debt until February 28, 2020 to protect the negative tax capital of the unitholders or reimburse the unitholders for income taxes incurred from the repayment of this indebtness.  Pursuant to the agreement, CSPLP issued $100.0 million of unsecured debt with an unrelated third party which was guaranteed by Camden. Additionally, each such unitholder agreed to indemnify Camden for their portion of the unsecured debt equal to the amount of income and gain which would be required to be recognized by the unitholder due to their negative tax capital account; the indemnities are for a one-year period with an annual renewal right.  In return, CSPLP agreed to extend the duration of the Tax Protection Agreement for two years for each year such unitholder's indemnification agreement remains in place.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of September 30, 2018, we owned interests in, operated, or were developing 167 multifamily properties comprised of 56,858 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and nine months ended September 30, 2018 reflect increases in same store revenues of 3.1% and 3.2% as compared to the same periods in 2017, respectively. These increases were primarily due to higher average rental rates which we believe were primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates. We believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2018 and the supply of new multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At September 30, 2018, we had eight projects under construction to be comprised of 2,378 apartment homes, with initial occupancy scheduled to occur within the next 27 months. As of September 30, 2018, we estimate the total additional cost to complete the construction of these eight projects is approximately $379.7 million.
Acquisitions
Operating properties. In September 2018, we acquired one operating property comprised of 299 apartment homes located in Orlando, Florida, for approximately $89.8 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million.
Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the future development of a community with 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018.
Dispositions
Land. In September 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona, for approximately $11.5 million.
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
As of September 30, 2018, we had approximately $8.5 million in cash and cash equivalents and $580.9 million available under our $645.0 million unsecured credit facilities. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. In September 2018, we entered into a $100.0 million three-year unsecured floating-rate term loan which was funded on October 1, 2018. In October 2018, we issued $400.0 million of senior unsecured notes due October 15, 2028 (the "2028 Notes") under our existing shelf registration statement. In October 2018, we also repaid $380.0 million of secured conventional mortgage notes and have no scheduled payments of debt for the remainder of 2018. Also in October 2018, we paid our other short-term borrowings which was included in the 2019 maturity as well as the outstanding balances on our unsecured line of credit scheduled to mature in 2020. Excluding the short-term borrowings paid in October 2018, we believe scheduled payments of debt in 2019 are manageable at approximately $438.0 million. We also believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2018		December 31, 2017
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,434	24	8,434	24
Washington, D.C. Metro	6,497	18	6,040	17
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Orlando, Florida	3,594	10	2,962	8
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,076	13	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,378	6
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	54,480	159	53,033	155
Properties Under Construction
Houston, Texas	586	2	586	2
Phoenix, Arizona	441	1	441	1
Washington, D.C. Metro	365	1	822	2
Atlanta, Georgia	365	1	—	—
Orlando, Florida	360	1	—	—
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	28	1	28	1
Total Properties Under Construction	2,378	8	2,110	7
Total Properties	56,858	167	55,143	162
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	49,575	145	47,860	140

(1)	Refer to Note 7, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended September 30, 2018.
Completed Construction in Lease-Up
At September 30, 2018, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/23/2018	Date of Construction Completion	Estimated Date of Stabilization
Camden NoMa II (2)
Washington, DC	405	$108.4	94%	2Q17	4Q18
Camden Shady Grove
Rockville, MD	457	113.9	85%	1Q18	2Q19
Total	862	$222.3

(1)	Excludes leasing costs, which are expensed as incurred.

(2)	Stabilization has been achieved at this property subsequent to quarter-end.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2018 included approximately $315.9 million related to properties under development and land. Of this amount, approximately $211.1 million related to our projects currently under construction. In addition, we had approximately $104.8 million invested primarily in land held for future development related to projects we expect to begin constructing during the next two years.
Communities Under Construction. At September 30, 2018, we had eight consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Washingtonian (1)
Gaithersburg, MD	365	$90.0	$84.9	$22.0	1Q19	4Q19
Camden McGowen Station (2)
Houston, TX	315	90.0	89.5	12.0	4Q18	4Q19
Camden North End I (3)
Phoenix, AZ	441	105.0	91.3	29.5	2Q19	2Q20
Camden Grandview II
Charlotte, NC	28	21.0	19.0	19.0	1Q19	2Q19
Camden RiNo
Denver, CO	233	75.0	36.5	36.5	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	43.2	43.2	3Q20	1Q21
Camden Lake Eola
Orlando, FL	360	120.0	27.9	27.9	3Q20	3Q21
Camden Buckhead
Atlanta, GA	365	160.0	21.0	21.0	3Q21	2Q22
Total	2,378	$793.0	$413.3	$211.1

(1)	Property in lease-up was 58% leased at October 23, 2018.

(2)	Property in lease-up was 50% leased at October 23, 2018.

(3)	Property in lease-up was 44% leased at October 23, 2018.

Development Pipeline Communities. At September 30, 2018, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Atlantic
Plantation, FL	269	$90.0	$16.4
Camden North End II
Phoenix, AZ	326	73.0	14.6
Camden Hillcrest
San Diego, CA	125	75.0	27.9
Camden Arts District
Los Angeles, CA	354	150.0	20.9
Camden Paces III
Atlanta, GA	350	100.0	14.4
Camden Downtown II
Houston, TX	271	145.0	10.6
Total	1,695	$633.0	$104.8

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average monthly property revenue per apartment home	$1,714	$1,634	$1,689	$1,617
Annualized total property expenses per apartment home (1)	$7,474	$7,587	$7,336	$7,175
Weighted average number of operating apartment homes owned 100%	47,010	46,546	46,682	46,103
Weighted average occupancy of operating apartment homes owned 100% (2)	95.8%	95.9%	95.6%	95.3%

(1)
The three and nine months ended September 30, 2017 includes approximately $3.9 million of storm-related expenses relating to Hurricanes Harvey and Irma. If those expenses had been excluded, the annualized property expenses would have been $7,248 and $7,061 for the three and nine months ended September 30, 2018, respectively.

(2)	Our one student housing community, which was sold in December 2017, is excluded from this calculation for the three and nine months ended September 30, 2017.
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

Reconciliations of net income to NOI for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$39,990	$35,475	$120,387	$111,778
Less: Fee and asset management income	(1,827)	(2,116)	(5,651)	(5,806)
Less: Interest and other income	(385)	(385)	(1,669)	(1,579)
Less: Income on deferred compensation plans	(3,539)	(3,648)	(3,769)	(11,706)
Plus: Property management expense	6,303	6,201	19,415	19,782
Plus: Fee and asset management expense	1,140	973	3,193	2,818
Plus: General and administrative expense	12,618	12,266	37,113	37,585
Plus: Interest expense	21,235	21,210	62,216	66,132
Plus: Depreciation and amortization expense	76,476	67,014	222,269	195,781
Plus: Expense on deferred compensation plans	3,539	3,648	3,769	11,706
Plus: Loss on early retirement of debt	—	—	—	323
Less: Equity in income of joint ventures	(1,943)	(1,255)	(5,644)	(4,857)
Plus: Income tax expense	330	512	1,098	1,008
Net operating income	$153,937	$139,895	$452,727	$422,965

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2018 as compared to the same periods in 2017:

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2018	2018	2017	$	%	2018	2017	$	%
Property revenues:
Same store communities	41,968	$207,312	$201,102	$6,210	3.1%	$613,873	$594,836	$19,037	3.2%
Non-same store communities	4,367	25,918	20,798	5,120	24.6	74,924	58,169	16,755	28.8
Development and lease-up communities	3,240	6,443	2,191	4,252	*	14,410	3,097	11,313	*
Dispositions/other	—	2,097	4,087	(1,990)	(48.7)	6,379	14,967	(8,588)	(57.4)
Total property revenues	49,575	$241,770	$228,178	$13,592	6.0%	$709,586	$671,069	$38,517	5.7%
Property expenses:
Same store communities	41,968	$75,369	$73,949	$1,420	1.9%	$221,597	$216,299	$5,298	2.4%
Non-same store communities	4,367	9,518	7,662	1,856	24.2	27,715	21,222	6,493	30.6
Development and lease-up communities	3,240	2,371	785	1,586	*	5,432	1,260	4,172	*
Hurricane expenses	—	—	3,944	(3,944)	100.0	—	3,944	(3,944)	100.0
Dispositions/other	—	575	1,943	(1,368)	(70.4)	2,115	5,379	(3,264)	(60.7)
Total property expenses	49,575	$87,833	$88,283	$(450)	(0.5)%	$256,859	$248,104	$8,755	3.5%
Property NOI:
Same store communities	41,968	$131,943	$127,153	$4,790	3.8%	$392,276	$378,537	$13,739	3.6%
Non-same store communities	4,367	16,400	13,136	3,264	24.8	47,209	36,947	10,262	27.8
Development and lease-up communities	3,240	4,072	1,406	2,666	*	8,978	1,837	7,141	*
Hurricane expenses	—	—	(3,944)	3,944	(100.0)	—	(3,944)	3,944	(100.0)
Dispositions/other	—	1,522	2,144	(622)	(29.0)	4,264	9,588	(5,324)	(55.5)
Total property NOI	49,575	$153,937	$139,895	$14,042	10.0%	$452,727	$422,965	$29,762	7.0%
*    Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2017, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2017, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2017, excluding properties held for sale. Hurricane expenses include storm-related damages related to Hurricanes Harvey and Irma in the third quarter of 2017. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $4.8 million and $13.7 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. These increases were due to increases of approximately $6.2 million and $19.0 million in same store property revenues for the three and nine months ended September 30, 2018, respectively, partially offset by increases of approximately $1.4 million and $5.3 million in same store property expenses for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.
The $6.2 million increase in same store property revenues during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a $5.4 million increase in average rental rates. The increase in same store property revenues was also due to an increase in income from our bulk Internet rebilling program during the three months ended September 30, 2018, as compared to the same period in 2017. The $19.0 million increase in same store property revenues during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a $13.9 million increase in average rental rates for the nine months ended September 30, 2018, as compared to the same period in 2017, and a $1.4 million increase in average occupancy from our same store portfolio for the nine months ended September 30, 2018, as compared to the same period in 2017. The increases in same store property revenues for the nine months ended September 30, 2018 were also due to increases in income from our bulk Internet rebilling program.
The $1.4 million increase in same store property expenses during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase of approximately $1.3 million in real estate taxes as a result of increased property valuations and tax rates at a number of our communities, higher salary expenses of approximately $0.2 million, and higher utility and property insurance expenses of approximately $0.4 million. The increase for the three months ended September 30, 2018 was partially offset by an approximate $0.5 million decrease related to lower repair and maintenance costs as compared to the same period in 2017. The $5.3 million increase in same store property expenses during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase of approximately $3.1 million in real estate taxes as a result of increased property valuations and tax rates at a number of our communities, higher salary expenses of approximately $1.7 million, higher property general and administrative expenses of approximately $0.5 million, and increased costs of approximately $0.9 million associated with higher utility expenses incurred. The increase for the nine months ended September 30, 2018 was partially offset by an approximate $1.3 million decrease related to lower repair and maintenance costs as compared to the same period in 2017.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.9 million and $17.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were due to increases of approximately $9.4 million and $28.1 million in revenues, partially offset by increases of approximately $3.5 million and $10.7 million in expenses, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of one operating property during 2017 and three operating properties during the nine months ended September 30, 2018, and four operating properties reaching stabilization during 2017 and the nine months ended September 30, 2018. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of two properties during 2017 and the nine months ended September 30, 2018, and the partial lease-up of three properties which were under construction at September 30, 2018.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the three months ended September 30, 2018 as compared to 2017	For the nine months ended September 30, 2018 as compared to 2017
(in millions)
Property Revenues:
Revenues from acquisitions	$4.3	$13.3
Revenues from non-same store stabilized properties	0.8	3.9
Revenues from development and lease-up properties	4.3	11.3
Other	—	(0.4)
	$9.4	$28.1
Property Expenses:
Expenses from acquisitions	$1.7	$5.5
Expenses from non-same store stabilized properties	0.3	1.1
Expenses from development and lease-up properties	1.6	4.2
Other	(0.1)	(0.1)
	$3.5	$10.7
Property NOI:
NOI from acquisitions	$2.6	$7.8
NOI from non-same store stabilized properties	0.5	2.8
NOI from development and lease-up properties	2.7	7.1
Other	0.1	(0.3)
	$5.9	$17.4
Hurricane Expenses
Our wholly-owned multifamily communities impacted by Hurricanes Harvey and Irma in the third quarter of 2017 incurred approximately $3.9 million of storm-related expenses during the three and nine months ended September 30, 2017.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $0.6 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily due to the disposition of one operating property during the fourth quarter of 2017.

Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Fee and asset management	$1,827	$2,116	$(289)	(13.7)%	$5,651	$5,806	$(155)	(2.7)%
Interest and other income	385	385	—	—	1,669	1,579	90	5.7
Income on deferred compensation plans	3,539	3,648	(109)	(3.0)	3,769	11,706	(7,937)	(67.8)
Total non-property income	$5,751	$6,149	$(398)	(6.5)%	$11,089	$19,091	$(8,002)	(41.9)%
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third party construction projects, decreased approximately $0.3 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily due to decreases in third-party construction activity partially offset by increases in property revenues by the operating properties of the Funds, which resulted in higher property management fees.
Our deferred compensation plans recognized income of approximately $3.5 million and $3.6 million during the three months ended September 30, 2018 and 2017, respectively and income of approximately $3.8 million and $11.7 million during the nine months ended September 30, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Property management	$6,303	$6,201	$102	1.6%	$19,415	$19,782	$(367)	(1.9)%
Fee and asset management	1,140	973	167	17.2	3,193	2,818	375	13.3
General and administrative	12,618	12,266	352	2.9	37,113	37,585	(472)	(1.3)
Interest	21,235	21,210	25	0.1	62,216	66,132	(3,916)	(5.9)
Depreciation and amortization	76,476	67,014	9,462	14.1	222,269	195,781	26,488	13.5
Expense on deferred compensation plans	3,539	3,648	(109)	(3.0)	3,769	11,706	(7,937)	(67.8)
Total other expenses	$121,311	$111,312	$9,999	9.0%	$347,975	$333,804	$14,171	4.2%
Property management expense, which represents regional supervision and accounting costs related to property operations, increased slightly for the three months ended September 30, 2018, and decreased approximately $0.4 million for the nine months ended September 30, 2018, as compared to the same periods in 2017. The decrease for the nine months ended September 30, 2018 primarily related to lower professional expenses and timing of education programs provided to our regional employees. Property management expenses were 2.6% and 2.7% of total property revenues for the three months ended September 30, 2018 and 2017, respectively, and were 2.7% and 2.9% of total property revenues for the nine months ended September 30, 2018 and 2017, respectively.
Fee and asset management expense, which represents expenses related to property management of our joint venture and fees from third-party construction projects, increased approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to higher expenses incurred as a result of pre-development activity relating to one land holding held by one of the Funds, and higher salaries incurred in managing our joint ventures.
General and administrative expense increased approximately $0.4 million for the three months ended September 30, 2018 and decreased approximately $0.5 million for the nine months ended September 30, 2018, as compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily related to higher salary and benefit costs and higher professional fees as compared to the same period in 2017, and partially offset by higher expenses incurred in 2017 relating to storm-related expenses of approximately $0.7 million due to Hurricanes Harvey and Irma in the third quarter of 2017. The decrease for the nine months ended September 30, 2018 was primarily due to lower professional fees and other discretionary costs during 2018, and the higher storm-related expenses of approximately $0.7 million as discussed above. The decrease for the nine months ended September 30, 2018 was partially offset by higher salary and benefit costs. General and administrative expenses were 5.2% and 5.3% of total revenues, excluding income on deferred compensation plans, for the three months ended September 30, 2018 and 2017, respectively, and were 5.2% and 5.5% of total revenues, excluding income on deferred compensation plans, for the nine months ended September 30, 2018 and 2017, respectively.
Interest expense was relatively flat for the three months ended September 30, 2018 and decreased approximately $3.9 million for the nine months ended September 30, 2018, as compared to the same periods in 2017. The decrease for the nine months ended September 30, 2018 was primarily due to the repayment of $246.8 million, 5.83% senior unsecured notes payable in May 2017. The decrease was partially offset by lower capitalized interest during the nine months ended September 30, 2018 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our variable rate debt due to higher weighted average interest rates during the nine months ended September 30, 2018 as compared to the same period in 2017.
Depreciation and amortization expense increased approximately $9.5 million and $26.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to the acquisition of one operating property in 2017, two operating properties in January and February 2018, the completion of units in our development pipeline, and the completion of repositions and redevelopments during 2018 and 2017. These increases were partially offset by the disposition of one operating property during the fourth quarter of 2017.
Our deferred compensation plans incurred expenses of approximately $3.5 million and $3.6 million during the three months ended September 30, 2018 and 2017, respectively, and expenses of approximately $3.8 million and $11.7 million during the nine months ended September 30, 2018 and 2017, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Loss on early retirement of debt	$—	$—	$—	—%	$—	$(323)	$323	100.0%
Equity in income of joint ventures	$1,943	$1,255	$688	54.8%	$5,644	$4,857	$787	16.2%
Income tax expense	$(330)	$(512)	$182	(35.5)%	$(1,098)	$(1,008)	$(90)	(8.9)%
The $0.3 million loss on early retirement of debt during the nine months ended September 30, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss on early retirement of debt primarily includes the applicable unamortized loan costs related to this notes payable.
Equity in income of joint ventures increased approximately $0.7 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to having higher expenses during the three and nine months ended September 30, 2017 relating to Hurricanes Harvey and Irma related expenses of approximately $0.4 million. These increases were also due to increases in earnings during the three and nine months ended September 30, 2018 as compared to the same periods in 2017, resulting from the operating properties owned by the Funds.
Income tax expense decreased approximately $0.2 million during the three months ended September 30, 2018 and increased approximately $0.1 million during the nine months ended September 30, 2018, as compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 was primarily due to lower taxable income due to lower third-party construction activities in a taxable REIT subsidiary and a reduction in the effective tax rate following the enactment of the 2017 Tax Act passed in December 2017. The increase during the nine months ended September 30, 2018, was primarily due to an approximate $0.5 million state income tax refund received during the three months ended June 30, 2017. Excluding the income tax refund received in 2017, income tax expense decreased approximately $0.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease was primarily due to lower taxable income related to lower third-party construction activities in a taxable REIT subsidiary and a reduction in the effective tax rate following the enactment of the 2017 Tax Act.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Funds from operations
Net income attributable to common shareholders (1)	$38,866	$34,384	$116,932	$108,433
Real estate depreciation and amortization	74,841	65,489	217,416	191,092
Adjustments for unconsolidated joint ventures	2,239	2,223	6,743	6,650
Income allocated to non-controlling interests	1,124	1,091	3,455	3,345
Funds from operations	$117,070	$103,187	$344,546	$309,520

Less: recurring capitalized expenditures	(19,849)	(17,506)	(49,038)	(43,975)
Adjusted funds from operations	$97,221	$85,681	$295,508	$265,545

Weighted average shares – basic	95,257	91,011	95,190	90,351
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	160	217	143	189
Common units	1,821	1,883	1,861	1,884
Weighted average shares – diluted	97,238	93,111	97,194	92,424

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.4 and 5.8 times for the three months ended September 30, 2018 and 2017, respectively, and 6.4 and 5.6 times for the nine months ended September 30, 2018 and 2017, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 81.0% and 80.1% of our properties were unencumbered at September 30, 2018 and 2017, respectively. In October 2018, we repaid $380 million of secured conventional mortgage notes as further described in Note 8, "Notes Payable," and approximately 90% of our properties were unencumbered following the repayment. Our weighted average maturity of debt was approximately 3.4 years at September 30, 2018.
Our primary sources of liquidity are cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2018 including:

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

Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2018 and 2017:

Net cash from operating activities was approximately $376.0 million during the nine months ended September 30, 2018 as compared to approximately $333.9 million for the same period in 2017. The increase was primarily due to growth attributable to our same store, non-same store, including four acquisitions during 2017 and 2018, and development and lease-up communities, partially offset by a decrease relating to the disposition of one operating property during the fourth quarter of 2017. See further discussions of our 2018 operations as compared to 2017 in "Results of Operations."

Net cash used in investing activities during the nine months ended September 30, 2018 totaled approximately $551.8 million as compared to $180.0 million during the same period in 2017. Cash outflows during the nine months ended September 30, 2018, primarily related to the acquisition of three operating properties located in St. Petersburg and Orlando, Florida for approximately $290.0 million, cash outflows for property development and capital improvements of approximately $272.3 million, and increases in non-real estate assets of $12.4 million. These outflows during 2018 were partially offset by proceeds from sale of land of approximately $11.3 million and a net decrease in notes receivable of $9.5 million. Cash outflows during the nine months ended September 30, 2017 primarily related to cash outflows for property development and capital improvements of approximately $219.8 million and the acquisition of one operating property located in Atlanta, Georgia for approximately $58.3 million. These outflows during 2017 were partially offset by cash inflows of $100.0 million from the maturity of a short-term investment. The increase in property development and capital improvements for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the timing and completion of four consolidated operating properties during 2017 and the nine months ended September 30, 2018, and the completion of repositions and redevelopments at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2018 and 2017, included the following:

	Nine Months Ended September 30,
(in millions)	2018	2017
Expenditures for new development, including land	$140.9	$126.3
Capital expenditures	58.8	49.3
Reposition expenditures	35.9	24.4
Capitalized interest, real estate taxes, and other capitalized indirect costs	19.1	19.1
Redevelopment expenditures	17.6	0.7
Total	$272.3	$219.8
Net cash used in financing activities totaled approximately $183.4 million for the nine months ended September 30, 2018 as compared to approximately $40.2 million during the same period in 2017. Cash outflows during the nine months ended September 30, 2018, primarily related to approximately $223.0 million used for the distributions to common shareholders and non-controlling interest holders, and approximately $14.7 million used for the repurchase of our common shares and redemption of units. These cash outflows during 2018 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $54.0 million. Cash outflows for the nine months ended September 30, 2017 primarily related to the repayment of our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured notes payable of approximately $30.7 million. We also used approximately $207.8 million to pay distributions to common shareholders and non-controlling interest holders. These cash outflows during 2017 were partially offset by net proceeds of approximately $445.0 million from the issuances of approximately 4.8 million common shares through an equity offering completed in September 2017 and issuances under our 2017 ATM program.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2018, we had $30.0 million balances outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $559.9 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2019. The interest rate is based on LIBOR plus 0.95%. At September 30, 2018, we had $24.0 million outstanding on this unsecured short-term borrowing facility, leaving $21.0 million available under this facility.
In September 2018, we entered into a $100.0 million three-year unsecured floating-rate term loan which was funded on October 1, 2018. In October 2018, we issued $400.0 million of senior unsecured notes due October 15, 2028 under our existing shelf registration statement. In October 2018, we also repaid $380.0 million of secured conventional mortgage notes and have no scheduled payments of debt for the remainder of 2018. Also in October 2018, we paid our other short-term borrowings which was included in the 2019 maturity as well as the outstanding balances on our unsecured line of credit scheduled to mature in 2020. Excluding the short-term borrowings paid in October 2018, we believe scheduled payments of debt in 2019 are manageable at approximately $438.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2018, we had approximately 93.1 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $600 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three and nine months ended September 30, 2018, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. In October 2018, we used net proceeds from the 2028 Notes to repay amounts outstanding on our unsecured credit facilities and also repaid at maturity $380 million secured conventional mortgage notes and have no scheduled payments of debt for the remainder of 2018. See Note 8, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of eight consolidated projects to be approximately $379.7 million. Of this amount, we expect to incur costs between approximately $45 million and $55 million during the remainder of 2018 and to incur the remaining costs during 2019 through 2021. Additionally, during the remainder of 2018, we expect to incur costs between approximately $11 million and $13 million of repositions and revenue enhancing expenditures, approximately $9 million to $11 million of additional redevelopment expenditures and approximately $19 million to $23 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2018, our Board of Trust Managers declared a quarterly dividend of $0.77 per common share to our common shareholders of record as of September 28, 2018. The quarterly dividend was subsequently paid on October 17, 2018, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2018, our annualized dividend rate would be $3.08 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2018, our unconsolidated joint ventures had outstanding debt of approximately $511.7 million, of which our proportionate share was approximately $160.2 million. As of September 30, 2018, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.

Inflation
Substantially all of our apartment leases are for a term generally ranging from six to seventeen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the nine months ended September 30, 2018.
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
There were no repurchases of our equity securities for the three months ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

4.1
Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 to Form 8-K filed by Camden Property Trust on October 4, 2018 (File No. 1-12110).)

4.2	Form of Camden Property Trust 4.100% Note due 2028. (Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed by Camden Property Trust on October 4, 2018 (File No. 1-12110).)

10.1
Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P. (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110).)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 26, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 26, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 26, 2018
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer

Exhibit Index

Exhibit	Description of Exhibits

4.1
Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 to Form 8-K filed by Camden Property Trust on October 4, 2018 (File No. 1-12110).)

4.2	Form of Camden Property Trust 4.100% Note due 2028. (Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed by Camden Property Trust on October 4, 2018 (File No. 1-12110).)

10.1
Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P. (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110).)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 26, 2018

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 26, 2018

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.